Form 10-K
period 1999-12-31
IMMERSION CORP
filed 2000-03-23
CIK 1058811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-27969
                            ------------------------

                             IMMERSION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3180138
(STATE OR OTHER JURISDICTION OF INCORPORATION        (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

                               2158 PARAGON DRIVE
                           SAN JOSE, CALIFORNIA 95131
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                                 (408) 467-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, $0.001 PAR VALUE                             NASDAQ
               (TITLE OF CLASS)                 (NAMES OF EACH EXCHANGE ON WHICH REGISTERED)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held on March 20, 2000 by non-affiliates of the registrant: $878,186,188. Number of shares of Common Stock outstanding at March 20, 2000: 16,008,241.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statements for the 2000 Annual Meeting are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IMMERSION CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................     23
  Item 3.   Legal Proceedings...........................................     23
  Item 4.   Submission of Matters to a Vote of Security Holders.........     23

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................     23
  Item 6.   Selected Financial Data.....................................     24
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     25
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................     31
  Item 8.   Financial Statements and Supplementary Data.................     32
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     51

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     51
  Item 11.  Executive Compensation......................................     51
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     51
  Item 13.  Certain Relationships and Related Transactions..............     51

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................     51
            Signatures..................................................     54

                                     PART I

ITEM 1.  BUSINESS

     This report contains forwarding-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. Readers are referred to the "Sales, Marketing and Support," "Research and Development," "Competition," "Intellectual Property," "Factors that May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

COMPANY OVERVIEW

     Immersion Corporation was incorporated in California in 1993 and reincorporated in Delaware in 1999. References to the "Company" and "Immersion" refer to Immersion Corporation. The Company's principal executive offices are located 2158 Paragon Drive, San Jose, California 95131. The Company's telephone number is (408) 467-1900. The Company's website is www.immersion.com.

     We develop hardware and software technologies that enable users to interact with computers using their sense of touch. Our patented technologies, which we call TouchSense(TM), enable computer peripheral devices, such as joysticks, mice and steering wheels, to deliver tactile sensations that correspond to on-screen events. We currently focus on licensing our intellectual property for these touch-enabling technologies to manufacturers of computer peripherals in the computer entertainment and general purpose personal computing markets. Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch and feel become as common as graphics and sound in the modern computer user interface.

     We hold 38 U.S. patents covering various aspects of our hardware and software technologies and have over 125 patent applications pending in the U.S. and abroad. To date, we have licensed our intellectual property to more than 16 companies, including Microsoft and Logitech, which incorporate our patented touch-enabling technologies, together with other technologies necessary for computer gaming peripherals, into joysticks, gamepads and steering wheels that they manufacture. To target the computer mouse market, we have licensed our intellectual property to Logitech to manufacture the first touch-enabled computer mouse incorporating our hardware and software technologies. Logitech began marketing and selling its touch-enabled mouse during the fourth quarter of 1999.

INDUSTRY BACKGROUND

     Early computers had crude user interfaces that only displayed text and numbers. These machines, commonly known as "green screen" computers, were effective at processing data but did not communicate information in an engaging and intuitive manner. As a result, computing was used primarily in selected scientific and business applications. In the early 1980s, computers began to use graphics and sound to engage users' perceptual senses more naturally. Graphics technologies brought pictures, charts, diagrams and animation to the computer screen. Audio technologies enabled sound and music.

     By the late 1980s, graphics and audio technologies had spread to consumer markets, initially through computer gaming applications. By the early 1990s, the penetration of graphics and sound into consumer markets had expanded beyond gaming into mainstream productivity applications, largely due to the introduction of the Windows 3.0 graphical user interface. By the late 1990s, the proliferation of graphics and audio content helped transform the Internet into a highly interactive and popular medium for communication, commerce and entertainment.

     The evolution from alphanumeric characters to the modern user interface is widely considered to be one of the great advances in computing. By presenting content in ways that engage the senses more fully, computers were "humanized," becoming more personal, less intimidating and easier to use. These improvements helped expand the audience for computer technologies, encouraging people to use software for business, home and entertainment applications. Today, graphics and audio technologies are standard features of most computer systems.

     While most modern computers realistically present information to the senses of sight and sound, they still lack the ability to convey content through the sense of touch. The absence of touch is a substantial barrier to making computer use more natural and intuitive. For example, current computing environments do not allow online shoppers to feel physical attributes of products prior to purchase and do not permit students to feel physical concepts like gravity and magnetism. Software designers strive to develop compelling applications for users to see and hear, but do not provide applications that engage users' sense of touch. As a result, software is not as engaging and informative as it would be if tactile sensations were conveyed.

     The absence of touch and feel in modern computers also limits user productivity. The Windows interface, for example, is based on a physical metaphor: users must move the cursor on a screen to drag, drop, stretch and click. However, users must manipulate graphical elements without the benefit of tactile feedback. As a result, using a cursor is visually taxing. Selecting an icon, clicking on a hyperlink or grabbing the edge of a window are common tasks that would be easier to perform if users could feel the engagement of their cursor with the intended target.

     Like sight and sound, touch is critical for interacting with and understanding our physical surroundings. Technology that brings the sense of touch to computing has the potential to further humanize the computer and increase the ease, usefulness and enjoyment of computing.

OUR SOLUTION

     We develop and license technologies that allow computer users to touch and feel computer content. In diverse applications like computer gaming, business productivity, medical simulation and surfing the Web, our technologies enable software applications to engage a user's sense of touch through common peripheral devices such as joysticks, steering wheels, gamepads and mice. Joysticks, steering wheels and gamepads incorporating our technology are currently manufactured and sold by our licensees. We have also licensed our intellectual property to Logitech which has incorporated our touch-enabling technologies into a computer mouse that it began selling during the fourth quarter of 1999. Logitech is currently marketing the mouse for use in gaming and Web applications.

     Our hardware and software technologies work together to enable peripheral devices to present touch sensations. Our patented designs include specialized hardware elements such as motors, control electronics and mechanisms, which are incorporated into common computer peripheral devices such as mice and joysticks. Driven by sophisticated software algorithms, these hardware elements direct tactile sensations corresponding to on-screen events to the user's hand. For example, when a touch-enabled mouse is used to lift a "heavy" object within the computer application, software directs the mouse's motors to apply resistance to that motion to create a realistic simulation of weight. By contrast, when the cursor is moved against a "soft" object, the motors apply gradations of force to simulate the soft compliance of the object.

     Key benefits of our solution include:

          Complete Solution. We offer a complete technical solution that allows our licensees to incorporate our touch-enabling technologies into their computer peripheral device products such as mice, joysticks, steering wheels and gamepads at a reasonable cost and in a reasonable time frame. Our technical solution also allows software programmers and Web site developers to add touch-enabling elements to their applications. Our software automatically enables users to feel the basic user interface features of software applications running on Windows 98 without additional developer support. Our software enables users to feel basic Web page features represented through standard Hypertext Markup Language (HTML), Java and ActiveX protocols. In addition, we provide authoring tools that permit software developers to quickly design and incorporate custom touch sensations into their own applications.

          Compatible with Industry Standards. We have designed our hardware and software technologies to be compatible with leading hardware and software standards. Our technologies operate across multiple platforms and comply with such standards as DirectX, Microsoft's entertainment application programming interface, and USB (Universal Serial Bus).

          Cost-Effective Solution. We have developed component technologies that permit peripheral device manufacturers to design and manufacture peripheral devices that incorporate our touch-enabling technologies more cost effectively than would otherwise be possible. We have also developed and licensed sophisticated software drivers and firmware that permit our licensees to avoid substantial development costs and accelerate product introduction.

          Presents Information to the Sense of Touch. It is difficult to communicate physical properties such as texture, compliance, weight and friction solely through words or pictures. Our technologies allow computer users to use their sense of touch to perceive these physical properties in a way that is instantly understandable and intuitively accessible. Our technologies significantly improve the ability of software to communicate to users the physical features of a product, the physical properties of a scientific or engineering principle or the physical response of an object in a simulated gaming environment.

          Improves User Productivity in Cursor Manipulation Tasks. Computer users routinely select items on the screen using a cursor. This task involves precisely positioning a cursor on a desired target like a menu or a hyperlink, and then pressing a button to indicate that the target should be selected. With a traditional mouse, users can confirm only through visual feedback that the correct item has been selected. This task demands significant visual attention, slows execution and distracts the user from other activities. With a touch-enabled mouse, the user can feel each encounter between the cursor and an item on the screen. For example, the edge of a window feels like a groove carved into a desktop; when the cursor slides into the groove, users feel a distinct physical engagement. Users interpret these sensations intuitively because of their similarity to real-world encounters. When selecting icons, scrolling through a menu or clicking on a hyperlink on a Web page, the ability to feel the encounter greatly facilitates interaction.

          Increases Satisfaction and Enjoyment of the Computing Experience. By engaging the user's sense of touch, our technologies have the potential to make a variety of software applications more interesting, engaging and satisfying. In the personal computer gaming market, our licenses, such as Logitech and Microsoft, are currently manufacturing and selling products incorporating our intellectual property. We believe that our technologies will increase user satisfaction across many additional applications, including business productivity, engineering, education and e-commerce.

          Enhances the Effectiveness of Simulation and Training
     Applications. Some computer applications, such as medical training, require realism to be effective. Companies and institutions have begun to replace traditional means of surgical training with more accessible and versatile simulation systems for training doctors to perform surgical procedures. Our technologies increase the effectiveness of these systems by providing tactile feedback that simulates what a doctor would feel when performing an actual procedure. Our technologies are used in training systems for laparoscopic surgery, endoscopic surgery and catheter insertion.

STRATEGY

     Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch becomes as common as graphics and sound in the modern computer interface. We intend to maintain and enhance our position as the leading provider of touch-enabling technology in consumer markets by employing the following strategies:

          Pursue Royalty-Based Licensing Model. We believe that the most effective way to proliferate our touch-enabling technology is to license our intellectual property to computer peripheral device manufac-turers. We have licensed our intellectual property to manufacturers of joysticks and steering wheels targeted at game consumers and have licensed our intellectual property to Logitech to incorporate our touch-enabling technologies into a computer mouse that it manufactures. We have also licensed our intellectual property to companies that make industrial products, such as medical simulation hardware and arcade systems. We intend to expand the number and scope of our licensing relationships and expect that licensing royalties will constitute an increasingly significant portion of our revenues in the future.

          Facilitate Development of Touch-Enabled Products. We will continue to devote significant resources to facilitate the development and manufacture by our licensees of products incorporating our touch-enabling technologies. We offer complete design packages that include sample hardware, software, firmware and related documentation, and offer our technical expertise on a consulting basis. To facilitate development of products incorporating our touch-enabling technologies, we also offer specialized microprocessors for controlling the motors in mice, joysticks and steering wheels. We will continue to invest in research and development to improve our technologies, with a particular emphasis on reducing the cost of touch-enabled products.

          Expand Software Support for Our Touch-Enabling Technology. In addition to licensing our intellectual property to computer peripheral device manufacturers and supporting their product development efforts, we have focused on expanding software support for our touch-enabling technology. We have developed software that enables users to automatically feel icons, menus and other objects in software running in Windows 98 applications or on Web pages accessed through Internet Explorer and Netscape Navigator. We offer specialized authoring tools that simplify adding touch sensations to software applications and Web pages. We also are promoting an efficient file format, called ".ifr," to facilitate the creation and storage of custom touch sensations.

          Utilize the Internet to Create Market Demand for Touch-Enabled Products. We believe that adding touch sensations to Web pages will provide on-line advertisers with a new means to attract and keep customers on their sites. We intend to promote this benefit to Web developers and to encourage them to incorporate touch-enabled content into their Web pages. When software developers add touch-enabled content to a Web site using our Immersion Web Designer authoring tool, they are required by license to include an active link from their Web page to our Web site, www.immersion.com. Our Web site is also linked to our licensees' Web sites, at which users may buy touch-enabled products.

          Expand Market Awareness. We promote adoption of our touch-enabling technology by increasing market awareness among peripheral device manufacturers, software developers and consumers. We devote significant resources to working directly with our licensees to encourage and assist their product development efforts. We encourage software developers to add touch-enabled content to their applications by providing them with our authoring tools and technical support. As part of our license agreements, we require our licensees to use our trademarks and logos to create brand awareness among consumers. We intend to devote significant resources in the future to expand market awareness of our touch-enabling technology and our brands.

          Secure Licensees in New Markets for Touch-Enabling Technology. We believe that our touch-enabling technology can be used in virtually all areas of computing. We initially focused on the computer gaming market where we have experienced rapid acceptance of our technologies by key licensees. We have recently broadened our focus to include mainstream computing and have licensed our touch-enabling technologies for use in computer mice. We intend to expand our market opportunities by addressing new platforms such as dedicated game consoles and set-top boxes, which are small computer appliances that plug into a television set enabling it to access the Internet.

          Develop and Protect Touch-Enabling Technology. We hold 38 U.S. patents and have more than 125 patent applications pending in the U.S. and abroad covering our touch-enabling technology. Our success depends on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies. We have also secured technology by acquisition. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights.

MARKET APPLICATIONS

     While we believe that our technologies are broadly applicable, we are focusing our initial marketing and business development activities on the following target markets:

          Computer Gaming. We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996 and branded this technology under the name I-FORCE. We have licensed our I-FORCE intellectual property to 16 manufacturers, including Logitech and Microsoft. According to PC Data, touch-enabled joysticks accounted for approximately 3% of domestic PC joystick sales by unit volume in 1997, 6% of the domestic PC joystick sales by unit volume in 1998, and 10% of the domestic PC joystick sales by unit volume in 1999. In addition, we have developed I-FORCE technologies for gaming applications designed specifically for arcade and location-based entertainment markets. We intend to expand our I-FORCE licensing business to include new product categories for the PC platform, such as gamepads, which are hand-held controllers for gaming consoles, and flight yokes, which are game controllers that simulate the controls of an airplane, and to target additional gaming platforms.

          General Purpose Personal Computers. In order to bring touch-enabling technology to every desktop, we have targeted the general purpose computer market. To address this large opportunity, we developed FEELit, a touch-enabling technology designed for cursor control products that enables all the basic functionality of a traditional mouse but also presents information to the sense of touch. In 1998, we entered into a license with Logitech under which Logitech manufactures the Wingman Force Feedback Mouse incorporating our touch-enabling technology. Logitech began selling the Wingman Force Feedback Mouse in the fourth quarter of 1999.

          Medical and Other Professional Computing. We have identified and addressed demand for our touch-enabling technology in various industrial, medical and scientific markets. We currently have both product manufacturing and product licensing business relationships in these markets.

TECHNOLOGY LICENSING AND PRODUCTS

     Technology Licensing. We currently license our intellectual property to manufacturers which produce peripheral devices incorporating our touch-enabling technologies. In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. We recently introduced our TouchSense brand, which covers all of our touch-enabling technologies. Prior to the introduction of our TouchSense brand, we granted licenses for gaming products, such as joysticks, steering wheels and gamepads, under the I-FORCE brand, and licenses for cursor control products, such as mice or trackballs, and into medical simulation devices, under the FEELit brand. We make our reference designs available to our licensees for an additional fee. A reference design is a package consisting of a technology binder, an electronic database and a hardware prototype that can be used in the development of a touch-enabled product.

     Our basic licensing model includes a per unit royalty paid by the manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. In addition, each licensee must abide by a branding obligation. The prominent display of TouchSense, I-FORCE and/or FEELit logos on retail packaging generates customer awareness for our technologies.

     Consumer Products. We license our intellectual property to manufacturers which incorporate our touch-enabling technologies into joysticks, steering wheel and gamepad peripherals targeted at the PC platform. Currently, there are five consumer joysticks sold under the I-FORCE brand: the Wingman Force Feedback Joystick from Logitech, the Sidewinder Force Feedback Joystick from Microsoft, the Pegasus Force Feedback Joystick from Guillemot, the TopShot Force Feedback from AVB, and the Force-FX Joystick from CH Products. Currently, there are ten I-FORCE steering wheel gaming peripherals licensed under the I-FORCE brand, including the Wingman Formula Force from Logitech, the Force Feedback Racing Wheel from Guillemot, the Sidewinder Force Feedback Wheel from Microsoft and the V4 Force Feedback Racing Wheel and FX Force Feedback Racing Wheel from InterAct. Currently, there is one I-FORCE gamepad peripheral licensed under the I-FORCE brand, the Hammerhead FX from InterAct.

     Logitech began selling its touch-enabled computer mouse during the fourth quarter of 1999. This mouse, which is called the Wingman Force Feedback Mouse, automatically allows users to feel many of the basic desktop controls in Windows 98 and standard interface elements of Web pages accessed through Internet Explorer and Netscape Navigator. Logitech is currently marketing the mouse for use in gaming and Web applications.

     Medical Products. We license our intellectual property for our touch-enabling technologies to HT Medical Systems for use in three medical simulation products, CathSim, PreOp Endoscopic Simulator and PreOp Endovascular Simulator. These devices are used for training purposes and enable clinicians to feel simulations of sensations experienced during medical procedures, such as encountering an unexpected obstruction in an artery.

     Arcade and Location-Based Entertainment Products. In order to help increase consumer awareness of touch-enabling technology in gaming applications, we license our touch-enabling technology to manufacturers of joystick and steering wheel arcade units.

     Software and Developer Products. Demand for computer peripheral devices incorporating our touch-enabling technologies depends on the existence of software applications and Web pages that take advantage of these devices. The development of such software likewise depends on the existence of an installed base of touch-enabled hardware devices. We have addressed this interdependency of hardware and software solutions in two ways. First, we have developed end-user software that is included with Logitech's touch-enabled mouse at no additional cost, and which automatically adds touch to many of the basic Windows 98 controls. Second, we have developed and provide to developers and end users software authoring tools that help programmers add touch-enabled content to software applications and Web pages. We have developed an efficient file format, called an ".ifr" file, for representing, storing and transmitting touch sensations. This file format allows the development of touch sensation libraries that facilitate the development of touch-enabled applications software. We currently make Immersion Studio, Immersion Desktop and Immersion Web Designer available to developers and Immersion Desktop and Immersion Web Plugin available to end users free of charge. We have licensed a limited number of copies of Immersion Studio to persons other than developers but have not generated significant revenues from these licenses.

     Automatic Support

     - Immersion Desktop adds touch sensations to many of the basic Windows 98 controls, such as icons, menus, buttons, sliders and windows. It immediately makes any application running under Windows 98 more interesting and enhances productivity during mouse use. It includes a control panel that gives users the ability to customize the feel of their desktop. This product is bundled with Logitech's touch-enabled mouse.

     - Immersion Web Plugin adds touch to web pages accessed through Internet Explorer and Netscape Navigator. In conjunction with Immersion Desktop, it adds touch sensations to many of the standard interface elements of Web pages such as hyperlinks, check boxes and menus. It also allows users to feel custom sensations that have been added to Web pages. This product is bundled with each of Logitech's touch-enabled mouse.

     Authoring Tools

     - Immersion Studio is a fully animated graphical environment that allows developers of mainstream productivity, Web and gaming software to design touch sensations for their software titles by adjusting physical parameters. Each software file describing the touch sensation that a developer creates can be saved into an ".ifr" file and then can be quickly inserted into gaming applications and Web pages during the development process.

     - Immersion Web Designer is an easy-to-use authoring tool that allows Web developers to add touch sensations to Web pages. They can load any HTML Web page into the tool and modify it to support touch sensations.

     Custom Microprocessors. Many touch-enabled peripheral devices utilize commercially available microprocessors that process instructions needed to deliver force sensations to the user. These microprocessors have not been tailored for the specific requirements of touch-enabled products. We have developed our custom Immersion Processors to improve the performance and to help to reduce the cost of gaming and peripheral products manufactured by our licensees. For example, our microprocessors contain circuitry to work with low cost sensors used in touch-enabled gaming and peripheral products, and have been designed to streamline processing of information sent between a personal computer and a touch-enabled gaming or computer peripheral product. We believe that these microprocessors are cost-effective components that allow our licensees to reduce their costs of goods and the amount of custom development that they must perform to bring a product to market, speeding their development cycle.

     We have invested in this technology because we believe it is important as an enabling technology for low-cost touch-enabled devices. By incorporating commonly used components on a single piece of silicon, our microprocessors reduce the number of discrete components required on a printed circuit board and can help lower overall system costs for our licensees. This level of integration also simplifies the manufacture of touch-enabled products while increasing performance and reliability.

     Our Immersion Processors are manufactured for us solely by Kawasaki LSI, with which we have entered into an ASIC Design and Development Agreement that remains in effect until cancelled by either party. We purchase the Immersion Processors from Kawasaki LSI and sell them to those licensees incorporating our touch-enabling technology in their gaming products that want to use the microprocessors in their gaming products. We permit Kawasaki LSI to sell our Immersion Processor directly to Logitech for use in its touch-enabled computer mouse. Kawasaki LSI pays a royalty to us on the sales of the Immersion Processors to Logitech. We generally warrant our microprocessors to conform to our specifications and to be free from defects in materials and workmanship for a period of one year from delivery, and Kawasaki LSI extends a similar warranty to us.

     Specialty Products

     Medical Simulation and Other Medical Equipment. We have developed numerous technologies that can be used for medical training and simulation. By allowing computers to deliver touch sensations to users, our technologies can support realistic simulations that are effective in teaching medical students and doctors what it feels like to perform a given procedure. Currently, we manufacture and sell a number of low volume specialized medical products, including:

     - Virtual Laparoscopic Interface, a fully integrated tool designed to let developers, researchers and educators simulate minimally invasive surgical procedures;

     - Laparoscopic Impulse Engine, a three-dimensional interface for virtual reality simulations of laparoscopic and endoscopic surgical procedures that allows users to feel actual surgical tools as if they were performing these procedures;

     - PinPoint, a stereotactic arm manufactured for Marconi Medical Systems (formerly Picker International, Inc.), which is integrated with Picker CT scanners to enable image-guided biopsies and radiation therapy; and

     - Endoscopic Sinus Surgery Simulation Trainer, an electro-mechanical system that recreates an operating room environment to simulate endoscopic procedures.

     Arcade and Location-Based Entertainment Products. We manufacture versions of touch-enabled joysticks and steering wheel products with enhanced durability specifically for the arcade and location-based entertainment markets. We sell, and expect to continue to sell, these products directly to entertainment companies that operate entertainment centers. While these products are higher priced than the joysticks and wheel products sold by licensees that incorporate our technologies into computer peripherals used for entertainment, the arcade and location-based market is a relatively small market when compared to the consumer markets served by our licensees.

     Automotive Applications. We are currently engaged in the second phase of an engineering development project for a major automobile manufacturer regarding a touch-enabled control device for use in automobiles. We have no commitment from the automobile manufacturer as to when or whether such a touch-enabled control device may be incorporated into a shipping automobile model.

     MicroScribe-3D. Our MicroScribe-3D product allows users to create three-dimensional computer models directly from physical objects. It contains sensor and microprocessor technologies that allow users to digitize physical objects simply by tracing their contours with a stylus. The computer records the three-dimensional geometry of the object and reproduces it on the screen as a three-dimensional computer model. MicroScribe-3D is designed to support the needs of game developers, engineers, animators, film makers, industrial designers and other professionals who need to create realistic three-dimensional computer images quickly and easily.

     Softmouse. We also manufacture a high performance non-touch-enabled mouse for geographic information systems and the map-making industry. This product has a two-handed interface with ten buttons and a rotary thumbwheel. We currently sell this product to several major manufacturers, including Intergraph, Vision International and LH Systems. End users of Softmouse include the U.S. Geological Survey, NASA and the U.S. Department of Defense.

TECHNOLOGY

     Touch or feel simulation, also known as force feedback, haptic feedback or force reflection, refers to the technique of adding touch sensations to computer software by imparting physical forces upon the user's hand. These forces are imparted by actuators, usually motors, that are incorporated into consumer peripheral devices such as mice, joysticks, steering wheels or gamepads, or into more sophisticated interfaces designed for industrial, medical or scientific applications. Touch-enabled peripheral devices can impart to users physical sensations like rough textures, smooth surfaces, viscous liquids, compliant springs, jarring vibrations, heavy masses and rumbling engines.

     As a user manipulates a touch-enabled device, such as a mouse, motors within the device apply computer-modulated forces that resist, assist or otherwise enhance the manipulations. These forces are generated based on mathematical models that simulate the desired sensations. For example, when simulating the feel of a rigid wall with a force feedback mouse, motors within the mouse apply forces that simulate the feel of encountering the wall. As the user moves the mouse to penetrate the wall, the motors apply a force that resists the penetration. The harder the user pushes, the harder the motors push back. The end result is a sensation that feels like a physical encounter with an obstacle.

     The mathematical models that control the motors may be simple modulating forces based on a function of time, such as jolts and vibrations, or may be more complex modulating forces based on user manipulations such as surfaces, textures, springs and liquids. Complex sensations can be created by combining a number of simpler sensations. For example, a series of simulated surfaces can be combined to give the seamless feel of a complex object like a sports car or a telephone. Textures can be added to these complex surfaces so that the windshield of the sportscar feels smooth and its tires feel rubbery.

     To simplify the process of generating touch sensations, we have developed a parallel processing architecture in which a dedicated processor resides within the peripheral device and performs the complex mathematics. The dedicated processor offloads the processing burden from the host computer. This distributed processing architecture, along with specialized software, provides a software developer with an easy-to-use high-level application programming interface that abstracts touch-enabled programming into a perceptual rather than mathematical level. The application programming interface allows programmers to define and initiate touch sensations with software routines that have descriptive physical names such as "wall,"

"vibration" or "liquid." Programmers can easily adjust multiple parameters to customize different types of sensations.

     We have developed an application programming interface called the Immersion API. It allows software developers to incorporate touch sensations into software applications quickly. In 1997, Microsoft included support for our Immersion API, which was then known as the I-FORCE API, into DirectX, Microsoft's standard gaming device application programming interface for the Windows platform.

     Most computer interface devices, such as mice and joysticks, are input-only devices, meaning that they track a user's physical manipulations but provide no manual feedback. As a result, information flows in only one direction, from the peripheral to the computer. Touch-enabled devices are input-output devices, meaning that they track a user's physical manipulations (input) and provide realistic physical sensations coordinated with on-screen events (output). The computer and the device need to communicate quickly in order to present realistic sensations.

     We have developed efficient processing techniques to minimize the amount of information that needs to be communicated between the computer and the peripheral. We use dedicated processors in the device to produce touch sensations in response to high-level commands from the computer. Our control architecture has the added benefit of performing force feedback computations in parallel with the computer's execution of a software application.

SALES, MARKETING AND SUPPORT

     We establish licensing relationships and sell a number of our products through our direct sales efforts. We also sell some of our products indirectly through distributors and value-added resellers. As part of our strategy to increase our visibility and promote our touch-enabling technology, our license agreements generally require our licensees to display the TouchSense, I-FORCE or FEELit logos on licensed products they distribute.

     Consistent with our intellectual property licensing strategy, we have focused our marketing activities on developing relationships with potential licensees and on participating with existing licensees in their marketing and sales efforts. To generate awareness of our technologies and our licensees' products, we participate in industry trade shows, maintain ongoing contact with industry press, provide product information over our Web site and advertise in entertainment and game industry publications.

     Another focus of our marketing efforts is to promote the adoption of our touch-enabling technology by software and Web developers to facilitate the implementation of touch sensations into software applications. We have developed the Immersion TouchSense Developer Toolkit, which contain our software authoring tools, as well as documentation, tutorials and software files containing sample touch sensations. We currently distribute this software to software developers at no cost. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications. We provide sample touch sensations to developers through our Web site and through our Immersion Studio and Immersion Web Designer authoring tools. We intend to devote substantial resources to supporting software developers and Web page designers in the creation of touch-enabled software applications, including hiring additional software engineers and other technical personnel.

     We anticipate allocating substantially more resources to sales and marketing to proliferate our technology and to support the sales of our licensed products. We intend to substantially increase our advertising and marketing efforts to end-users in 2000 because we believe that it is important to increase awareness of our touch-enabling technology among potential end users. As part of this effort, we intend to engage in a series of marketing and promotional campaigns, including advertisements, in-store product demonstrations, and press tours in the United States and Europe. The goal of these efforts is to create consumer awareness of the benefits of touch-enabled cursor control devices through the promotion of Logitech's Wingman Force Feedback Mouse product. Our sales and marketing expenses were approximately $1.8 million in 1999, $0.7 million in 1998 and $0.7 million in 1997. We currently anticipate that we will incur at least $9.0 million in sales and marketing expenses through the end of the year 2000.

RESEARCH AND DEVELOPMENT

     Our success depends on our ability to improve, and reduce the costs of, our technologies in a timely manner. We have assembled a team of highly skilled engineers who possess experience in the disciplines required for touch-enabling technology development, including mechanical engineering, electrical engineering and computer science.

     Our research and development expenses were approximately $2.3 million in 1999, $1.8 million in 1998 and $1.5 million in 1997. We currently anticipate that we will incur at least $3.5 million in research and development expenses through the end of the year 2000. Our research and development efforts have been focused on technology development, including hardware, software and designs. We have entered into numerous contracts with government agencies and corporations that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we provide the applicable government agency a license to use the technology for non-commercial purposes. Although we expect to continue to invest substantially in research and development activities, we expect government-sponsored research activity to decline.

COMPETITION

     We are aware of several companies that claim to possess touch-enabling technology applicable to the consumer market, but we do not believe that these companies or their licensees have introduced touch-enabled products. Several companies also currently market force feedback products to non-consumer markets and could shift their focus to the consumer market. In addition, our licensees may develop products that compete with products employing our touch-enabling technology but are based on alternative technologies. Many of our licensees, including Microsoft and Logitech, and other potential competitors have greater financial and technical resources upon which to draw in developing computer peripheral technologies that do not make use of our touch-enabling technology.

     Our competitive position is partially dependent on our licensees' competitive positions of those licensees that pay a pre-unit royalty. Our licensees' markets are highly competitive. We believe that the principal competitive factors in our licensees' markets include price, performance, user-centric design, ease of use, quality and timeliness of products, as well as the manufacturer's responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotion programs and brand recognition. Touch-related benefits in such markets may be viewed simply as enhancements and compete with non-touch-enabled technologies. Products incorporating our touch-enabling technology may also face competition from computer peripheral devices that use simple vibration technology, sometimes referred to as "dual shock" or "rumble pak."

     Semiconductor companies, including Mitsubishi and STMicroelectronics, manufacture products that compete with the Immersion Processors but which have not been tailored specifically for touch-enabling technology. Our microprocessors have been optimized to work with low cost sensors used in touch-enabled gaming and peripheral products and to streamline processing of information sent between a personal computer and a touch-enabled gaming or computer peripheral product. We are not aware of any companies other than us that currently market optimized touch-enabling processors.

     There are several companies that currently sell high-end simulation products that compete with our professional and medical products. The principal bases for competition in these markets are technological sophistication and price. We believe we compete favorably on these bases.

INTELLECTUAL PROPERTY

     We rely on a combination of patents, copyrights, trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We consider our ability to protect our intellectual property to be critical to our success.

     We hold 38 U.S. patents and have more than 125 pending patent applications, both domestic and foreign, covering touch and feel technologies. These patents and patent applications cover a variety of hardware and software innovations relating primarily to touch-enabling technologies. Our current U.S. patents expire between the years 2011 and 2016. Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position. Patents may not issue from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.

     In addition, others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of our methods and devices that we regard as proprietary. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies, or be unable to persuade or require companies to enter into royalty-bearing license arrangements.

     We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technology and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations.

     From time to time, we have received claims from third parties that our technologies, or those of our licensees, infringe the intellectual property rights of these third parties. Between May 1995 and June 1999, we received four such letters. After examination of these claims and consultation with counsel, we believe that these claims are without merit. To date, none of these companies has filed a legal action against us. However, these or other matters might lead to litigation costs in the future. Intellectual property claims, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages against us, or require us to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims could also result in claims from our licensees under the indemnification provisions of their agreements with us.

     From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, these claims have not led to any litigation. However, any litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property assets.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE MARKET FOR OUR TOUCH-ENABLING TECHNOLOGIES IS AT AN EARLY STAGE AND, IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

     The consumer market for touch-enabling technology is at an early stage, and if we and our licensees are unable to develop consumer demand for our licensees' products we may not achieve or sustain revenue growth. To date, consumer demand for our technologies has been limited to the computer gaming peripherals market, and sales of joysticks and steering wheels incorporating our touch-enabling technologies in that market began only in late 1996 and 1998, respectively. Logitech, a licensee of our technology, launched a computer mouse incorporating our touch-enabling technologies during the fourth quarter of 1999. This touch-enabled mouse is the first entrant in a new category of touch-enabled computer cursor control devices. Touch-enabled mice may not achieve commercial acceptance or generate significant royalty revenue for us. In addition, software developers may elect not to create additional games or other applications that support our touch-enabling technology.

     Even if our technologies are ultimately widely adopted by consumers, widespread adoption may take a long time to occur. The timing and amount of royalties that we receive will depend on whether the products marketed by those licensees that pay us per-unit royalties achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and consumers about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

WE HAD AN ACCUMULATED DEFICIT OF $8.6 MILLION AS OF DECEMBER 31, 1999, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since 1997, we have incurred losses in every fiscal quarter, and we expect losses through at least 2000. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

     - attempt to expand the market for touch-enabled products;

     - increase our sales efforts;

     - continue to develop our technologies;

     - pursue strategic relationships; and

     - protect and enforce our intellectual property.

     If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR PRIMARY BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH THROUGH ROYALTY PAYMENTS FROM SALES BY OUR LICENSEES OF COMPUTER PERIPHERAL PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, A STRATEGY FROM WHICH HISTORICALLY WE HAVE DERIVED LESS THAN ONE-THIRD OF OUR REVENUES.

     We cannot predict our future revenues based on our historical financial information. Historically, we derived the majority of our revenues from product sales, including sales of devices used to create three dimensional computer images of small objects, medical simulation products and a specialized non-touch enabled computer mouse used for map making. Historically, we have also derived revenues from contracts with our licensees to assist in the development of our licensees' touch-enabled products and from development contracts with government agencies for touch-enabling technology. The majority of our historical product sales resulted from sales of products that did not utilize our touch-enabling technology but utilized related advanced computer peripheral technologies.

     We currently concentrate our marketing, research and development activities on licensing our touch-enabling technology in the computer entertainment and general purpose personal computer markets. For 1998, we derived only 6% of our total revenues from royalty revenue and for 1999, we derived 28% of our total revenues from royalty revenue. We anticipate that royalty revenue from licensing our technologies will constitute an increasing portion of our revenues. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

OUR BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH RELIES SIGNIFICANTLY ON ROYALTY PAYMENTS FROM SALES BY LOGITECH OF ITS FEEL-ENABLED MOUSE, A PRODUCT WHICH LOGITECH BEGAN SELLING IN THE FOURTH QUARTER OF 1999.

     If Logitech's feel-enabled mouse does not achieve commercial acceptance or if production or other difficulties that sometimes occur when a new product is introduced interfere with sales of the Logitech mouse, our ability to achieve revenue growth could be significantly impaired. In the technology product development agreement that we entered into with Logitech in 1998, Logitech estimated that, based upon an assumed production of 100,000 units per year, its target price for its feel-enabled mouse would be $99. Logitech, however, has made no commitments to us regarding the production volume or pricing of its feel-enabled mouse. The fact that the actual initial suggested retail price of Logitech's mouse is $99.95 does not reflect any volume or pricing commitments made to us by Logitech. To date, sales of the Wingman Force Feedback Mouse have not reached volume levels. We believe that the facts that the current product is being marketed, in part, as a gaming product, and that it was introduced late in the 1999 Christmas buying season contributed to a slow ramp-up of initial sales. Desired sales volumes of feel-enabled mice may not be achieved until the first general purpose productivity version of the mouse has been introduced. We also expect that sales volume of touch-enabled mice will be affected by the quantity and quality of touch-enabled software titles available to consumers. Although we promote the incorporation of our touch-enabling technologies into software applications and Web sites, we have limited control over when and if third party software and Web developers adopt touch-enabling technologies. In addition, retailers may not recognize touch-enabled mouse products as a separate product category until there are additional manufacturers of touch-enabled mouse products and this may be a barrier to sales volume.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES' MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     Our primary business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. The sale of those products generates royalty revenue for us. For the year ended December 31, 1999, 28% of our total revenues was royalty revenue, and we expect royalty revenue will be an increasing portion of our total revenues in the future. However, we do not control or influence the manufacture, promotion, distribution or pricing of products that are manufactured and sold by our licensees and that incorporate our touch-enabling technologies. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, those licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture than products that do not incorporate our touch-enabling technologies, and these difficulties may cause product introduction delays. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenues will not grow. Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, we would not receive related royalty revenue.

BECAUSE LOGITECH IS CURRENTLY OUR ONLY LICENSED MANUFACTURER OF TOUCH-ENABLED MICE, OUR ROYALTY REVENUE FROM TOUCH-ENABLED MICE WILL BE SIGNIFICANTLY REDUCED IF LOGITECH DOES NOT EFFECTIVELY MANUFACTURE AND MARKET TOUCH-ENABLED MICE PRODUCTS.

     Logitech is currently the only licensed manufacturer of touch-enabled mice. If Logitech does not effectively manufacture, market and distribute its touch-enabled mouse product, our royalty revenue from touch-enabled mice would be significantly reduced. In addition, a lack of market acceptance of the Logitech touch-enabled mouse might dissuade other potential licensees from licensing our technologies for touch-enabled mice and other products.

IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND TO GENERATE REVENUES WOULD BE IMPAIRED.

     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. If we are not able to protect and enforce those rights, our ability to obtain future licenses and royalty revenue could be impaired. In addition, if a court were to limit the scope of, declare unenforceable or invalidate any of our patents, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our patents. Also it is possible that:

     - our pending patent applications may not result in the issuance of patents;

     - our patents may not be broad enough to protect our proprietary rights;

     - effective patent protection may not be available in every country in which our licensees do business.

     We also rely on licenses, confidentiality agreements and copyright, trademark and trade secret laws to establish and protect our proprietary rights. It is possible that:

     - laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

     - policing unauthorized use of our products and trademarks would be difficult, expensive and time-consuming, particularly overseas.

IF WE ARE UNABLE TO ENTER INTO NEW LICENSING ARRANGEMENTS WITH OUR EXISTING LICENSEES AND WITH ADDITIONAL THIRD-PARTY MANUFACTURERS FOR OUR TOUCH-ENABLING TECHNOLOGY, OUR ROYALTY REVENUE MAY NOT GROW.

     Our revenue growth depends on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:

     - the lengthy and expensive process of building a relationship with potential licensees;

     - the fact that we may compete with the internal design teams of existing and potential licensees;

     - difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology and to disclose to us proprietary product development and other strategies; and

     - difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products.

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE VOLATILE, AND IF OUR FUTURE RESULTS ARE BELOW THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE PRICE OF OUR COMMON STOCK IS LIKELY TO DECLINE.

     Our revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which could cause the price of our common stock to decline.

     These factors include:

     - the establishment or loss of licensing relationships;

     - the timing of payments under fixed and/or up-front license agreements;

     - the timing of our expenses, including costs related to acquisitions of technologies or businesses;

     - the timing of introductions of new products and product enhancements by our licensees and their competitors;

     - our ability to develop and improve our technologies;

     - our ability to attract, integrate and retain qualified personnel; and

     - seasonality in the demand for our licensees' products.

     Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. In addition, because a high percentage of our operating expenses is fixed, a shortfall of revenues can cause significant variations in operating results from period to period.

THE HIGHER COST OF GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES AS COMPARED TO NON TOUCH-ENABLED GAMING AND CURSOR CONTROL PERIPHERALS MAY INHIBIT OR PREVENT THE WIDESPREAD ADOPTION AND SALE OF PRODUCTS INCORPORATING OUR TECHNOLOGIES.

     Joysticks, steering wheels, gamepads and computer mice incorporating our touch-enabling technologies are more expensive than similar competitive products that are not touch-enabled. Although major providers of computer peripheral devices, such as Logitech and Microsoft, have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non touch-enabled products may be a significant barrier to the widespread adoption and sale of their touch-enabled products in consumer markets.

IF OUR TECHNOLOGIES ARE UNABLE TO GAIN MARKET ACCEPTANCE OTHER THAN IN TOUCH-ENABLED JOYSTICKS AND STEERING WHEELS, OUR REVENUE GROWTH WILL BE LIMITED.

     Substantially all of our royalty revenue is derived from the licensing of I-FORCE, our portfolio of touch-enabling technology for personal computer gaming peripherals such as joysticks and steering wheels. Our I-FORCE royalty revenue was $321,000 for 1998 and $2,193,000 for 1999. I-FORCE royalty revenue represented 100% and 98% of our royalty revenue in 1998 and 1999, respectively. The market for joysticks and steering wheels for use with personal computers is a substantially smaller market than either the mouse market or the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve revenue growth.

COMPETITION IN COMPUTER PERIPHERAL PRODUCTS IN BOTH THE GENERAL PURPOSE COMPUTING AND COMPUTER GAMING MARKETS COULD LEAD TO REDUCTIONS IN THE SELLING PRICE OF PERIPHERAL PRODUCTS OF OUR LICENSEES, WHICH WOULD REDUCE OUR ROYALTY REVENUE.

     The general purpose computing and computer gaming markets in which our licensees sell peripheral products are highly competitive and are characterized by rapid technological change, short product life cycles, cyclical market patterns, a trend of declining average selling prices and increasing foreign and domestic competition. We believe that competition among computer peripheral manufacturers will continue to be intense, and that competitive pressures will drive the price of our licensees' products downward. Any reduction in our royalties per unit that is not offset by corresponding increases in unit sales will cause our revenues to decline.

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING JOYSTICKS AND STEERING WHEELS IN THE GAMING MARKET MIGHT DECLINE IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED JOYSTICKS AND STEERING WHEELS AT THE EXPENSE OF OUR OTHER LICENSEES.

     Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for its SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft's sales of licensed products, the agreement provides for a payment of $2.35 million, which we recognize in equal monthly increments over a one-year period ending mid-July 2000. The payment of $2.35 million is fixed regardless of Microsoft's sales volume of these two licensed products. We derived 13% of our total revenues and 48% of our royalty revenue for the twelve months ended December 31, 1999 from Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     We derived 13% of our total revenues and 32% of our royalty revenue for 1999 from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT'S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.

     Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft's Windows 98 operating system software, including DirectX, Microsoft's entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees' products, our costs could be increased and our revenues could decline.

THIRD-PARTY CLAIMS OF INFRINGEMENT OF THEIR PROPRIETARY RIGHTS COULD RESULT IN EXPENSIVE, TIME-CONSUMING LITIGATION, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Any intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits.

     If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all.

     If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

     We attempt to avoid infringing known proprietary rights of third parties. We have not, however, conducted and do not conduct comprehensive patent searches to determine whether aspects of our technology infringe patents held by third parties. Third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. Between May 1995 and June 1999, we received letters from four companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licenses have received similar letters from the same four companies. Such letters may influence our licensees decisions whether to ship products incorporating our technologies. Although none of these matters has resulted in litigation to date, any of these notices, or additional notices that we could receive in the future from these or other companies, could lead to litigation. We might also elect to enforce our patents and other intellectual property rights against third parties, which could result in litigation.

WE DEPEND ON KAWASAKI LSI TO PRODUCE OUR IMMERSION PROCESSORS AND MAY LOSE CUSTOMERS IF KAWASAKI LSI DOES NOT MEET OUR REQUIREMENTS.

     Kawasaki LSI is the sole supplier of our custom Immersion Processors, which we develop, license and sell to improve the performance and to help reduce the cost of computer peripheral products, such as joysticks and mice, incorporating our touch-enabling technology. Because Kawasaki LSI manufactures and tests our processors, we have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Although Kawasaki LSI warrants that microprocessors it supplies to us or to our customers will conform to our specifications and be free from defects in materials and workmanship for a period of one year from delivery, any delays in delivery of the processor, quality problems or cost increases could cause us to lose customers and could damage our relationships with our licensees.

IF WE ARE UNABLE TO CONTINUALLY IMPROVE, AND REDUCE THE COST OF, OUR TECHNOLOGIES, COMPANIES MAY NOT INCORPORATE OUR TECHNOLOGIES INTO THEIR PRODUCTS, WHICH COULD IMPAIR OUR REVENUE GROWTH.

     Our ability to achieve revenue growth depends on our continuing ability to improve, and reduce the cost of, our technologies and to introduce these technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenue growth may be impaired.

THREE KEY MEMBERS OF OUR MANAGEMENT TEAM HAVE RECENTLY JOINED US AND THEY MAY NOT BE EFFECTIVELY INTEGRATED INTO OUR COMPANY, WHICH COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.

     Our Vice President of Finance, Vice President of Marketing and Vice President of Business Development each joined us in July or August 1999. Accordingly, each of these individuals has limited experience with our business. Our success will depend to a significant extent on the ability of our new officers to integrate themselves into our daily operations, to gain the trust and confidence of other employees and to work effectively as a team. If any of them fails to do so, our ability to execute our business strategy would be impeded.

COMPETITION FROM PRODUCTS THAT DO NOT INCORPORATE OUR TECHNOLOGIES COULD LEAD TO REDUCED PRICES AND SALES VOLUMES OF PRODUCTS INCORPORATING OUR TECHNOLOGIES THAT ARE MANUFACTURED BY OUR LICENSEES, WHICH COULD LIMIT OUR REVENUES OR CAUSE OUR REVENUES TO DECLINE.

     Our licensees may seek to develop products that are based on alternative technologies that do not require a license under our intellectual property. Several companies currently market products that incorporate more expensive variations of touch-enabling technology for scientific and industrial use and may shift their focus to consumer markets if those markets continue to grow. In addition, we face competition from companies that market lower cost, less sophisticated vibration technology, sometimes referred to as "dual shock" or "rumble pak." These or other potential competitors may have significantly greater financial, technical and marketing resources. If existing or potential licensees do not license technology or intellectual property from us, our revenue growth could be limited or revenues could decline.

COMPETITION TO OUR IMMERSION PROCESSORS MAY LEAD TO REDUCED PRICES AND SALES VOLUMES OF OUR MICROPROCESSORS.

     To date, the market for our Immersion Processors has been small. If the market grows, we expect more companies to compete in this market. Increased competition could result in significant price erosion, reduced revenues or loss of market share, any of which would have an adverse effect on our business and operating results. Currently, semiconductor companies, including Mitsubishi and STMicroelectronics, manufacture products that compete with our microprocessors. Although the products of these semiconductor companies have not been optimized for the specific requirements of touch-enabling technology, in the future, Mitsubishi, STMicroelectronics or other companies may elect to enter the market for optimized touch-enabling microprocessors. These companies may have greater financial, technical, manufacturing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than we do. Accordingly, we may not be able to compete successfully against either current or future competitors.

WE MIGHT BE UNABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

     Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. We intend to hire additional sales, support, marketing and research and development personnel in 2000. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. In addition, our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

WE HAVE EXPERIENCED RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS.

     We are increasing the number of our employees rapidly. Our business may be harmed if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to support the costs associated with an increasing number of employees.

     Any future periods of rapid growth may place significant strains on our managerial, financial, engineering and other resources. The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

PRODUCT LIABILITY CLAIMS, INCLUDING CLAIMS RELATING TO ALLEGED REPETITIVE STRESS INJURIES, COULD BE TIME-CONSUMING AND COSTLY TO DEFEND, AND COULD EXPOSE US TO LOSS.

     Claims that consumer products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry. If products that we or our licensees sell cause personal injury, financial loss or other injury to our or our licensees' customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend and distracting to management and could result in damages and injure our reputation or the reputation of our licensees or their products. This damage could limit the market for our licensees' touch-enabled products and harm our results of operations.

     In the past, manufacturers of peripheral products, such as computer mice, have been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. We have not experienced any product liability claims to date.

     Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions.

IF WE FAIL TO DEVELOP NEW OR ENHANCED TECHNOLOGIES FOR NEW COMPUTER APPLICATIONS AND PLATFORMS, WE MAY NOT BE ABLE TO CREATE A MARKET FOR OUR TECHNOLOGIES AND OUR ABILITY TO GROW AND OUR RESULTS OF OPERATIONS MIGHT BE HARMED.

     Our initiatives to develop new and enhanced technologies and to license technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technology could also require significant additional expenses and strain our management, financial and operational resources. The lack of market acceptance of these efforts or our inability to generate additional revenues sufficient to offset the associated costs could harm our results of operations.

WE MAY ENGAGE IN ACQUISITIONS THAT DILUTE STOCKHOLDER VALUE, DIVERT MANAGEMENT ATTENTION OR CAUSE INTEGRATION PROBLEMS.

     As part of our business strategy, we have in the past acquired, and might in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution.

     Acquisitions could create risks for us, including:

     - unanticipated costs associated with the acquisitions;

     - use of substantial portions of our available cash to consummate the acquisitions;

     - diversion of management's attention from other business concerns;

     - difficulties in assimilation of acquired personnel or operations; and

     - intellectual property infringement claims and claims related to the ownership of acquired intellectual property.

     Any acquisitions, even if successfully completed, might not generate any additional revenue or provide any benefit to our business.

YEAR 2000 COMPLIANCE COSTS AND RISKS ARE DIFFICULT TO ASSESS AND COULD RESULT IN DELAY OR LOSS OF REVENUES, DAMAGE TO OUR REPUTATION AND DIVERSION OF DEVELOPMENT RESOURCES.

     Many computer programs and embedded date-reliant systems use two digits rather than four to define the applicable year. Programs and systems that record only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. If not corrected, date-related information and data could cause these programs or systems to fail or to generate erroneous information.

     To the extent that any third-party product with which our technology is associated is not Year 2000 compliant, our reputation may be harmed. Our revenue and operating results could become subject to unexpected fluctuations if our licensees encounter Year 2000 compliance problems that affect their ability to distribute licensed products. In addition, a delay or failure by our critical suppliers to be Year 2000 compliant could interrupt our business. To date, our business has not been affected by Year 2000 compliance problems.

OUR STOCK MAY BE VOLATILE.

     The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

     Our current directors, officers and more than 5% stockholders, as a group, beneficially own a majority of our outstanding common stock. Acting together, these stockholders would be able to control all matters that our stockholders vote upon which require the vote of a simple majority of our shares, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL, WHICH COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

THERE ARE A LARGE NUMBER OF SHARES THAT MAY BE SOLD IN THE MARKET, WHICH MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of substantial numbers of shares of our common stock in the public market, or the perception that sales may be made, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 1999 we had 15,765,211 shares of common stock outstanding. Of these, approximately 5.0 million shares are freely tradable. Substantially all of the remaining shares of our common stock will become available for sale in May 2000 upon the expiration of lock-up agreements, subject to the restrictions imposed by the federal securities laws on sales by affiliates. However, Hambrecht & Quist LLC, the lead underwriter of our initial public offering, may waive the lock-up restrictions in its sole discretion.

EMPLOYEES

     As of December 31, 1999, we had 58 full-time employees, including 24 in research and development, 14 in sales and marketing and 20 in finance, administration and operations. As of that date, we also employed one independent contractor. None of our employees is represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

     The following table sets forth information regarding our executive officers as of March 1, 2000:

NAME                                             POSITION WITH THE COMPANY               AGE
----                                   ----------------------------------------------    ---
Louis Rosenberg, Ph.D................  Chairman of the Board, President and Chief        30
                                         Executive Officer
Victor Viegas........................  Vice President, Finance and Chief Financial       42
                                       Officer
J. Stuart Mitchell...................  Vice President, Business Development              46
Bruce Schena.........................  Vice President, Chief Technology Officer,         35
                                       Secretary
Jennifer Saffo.......................  Vice President, Marketing                         45
Kenneth Martin.......................  Vice President, Engineering                       34

     Dr. Louis Rosenberg is a founder of Immersion and has served as Chairman of our board of directors and as President and Chief Executive Officer since May 1993. Since April 1997, Dr. Rosenberg has also served as a manager of MicroScribe LLC, a licensing company in which we hold a membership interest. Dr. Rosenberg holds bachelor of science, master of science and doctorate degrees in mechanical engineering from Stanford University.

     Mr. Victor Viegas has served as our Chief Financial Officer and Vice President, Finance since August 1999. From June 1996 to August 1999, he served as vice president, finance and administration and chief financial officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as vice president of finance and chief financial officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a bachelor of science degree in accounting and a master of business administration degree from Santa Clara University. Mr. Viegas is also a certified public accountant in the State of California.

     Mr. J. Stuart Mitchell has served as our Vice President, Business Development since August 1999. From February 1987 to February 1999, Mr. Mitchell served as vice president of sales and marketing, systems products division and vice president of worldwide technology licensing business for Adobe Systems, Inc., a technology licensing desktop publishing and graphics software company. From May 1982 to January 1987, Mr. Mitchell served in various sales and marketing management positions for Zentec Corporation, a computer systems and display terminal company and, from April 1977 to April 1982, Mr. Mitchell served in various sales and marketing positions for Xerox Corporation, an information technology and document systems company. Mr. Mitchell holds a bachelor of science degree in engineering physics with a minor in business from the University of Colorado, Boulder.

     Mr. Bruce Schena has served as our Vice President, Chief Technology Officer and Secretary since January 1995. Mr. Schena also served on our board of directors form January 1995 until February 2000. Since April 1997, Mr. Schena has also served as a manager of MicroScribe LLC, a licensing company in which we hold a membership interest. From June 1993 to December 1994, Mr. Schena consulted for Pandemonium Product Development, a product design company owned by Mr. Schena. Mr. Schena holds bachelor of science and master of science degrees in mechanical engineering from Massachusetts Institute of Technology and a degree of engineer in mechanical engineering from Stanford University.

     Ms. Jennifer Saffo has served as our Vice President, Marketing since July 1999. From January 1991 to July 1999, Ms. Saffo owned and operated a sole proprietorship marketing company delivering strategic marketing advice to Internet and software companies. From 1987 to 1990, Ms. Saffo served as director of marketing for Adobe Systems, Inc., a technology licensing desktop publishing and graphics software company. From 1984 to 1987, Ms. Saffo was a founder and director of Aldus Corporation, a desktop publishing company, and from 1981 to 1984, she served as national accounts manager at Microsoft Corporation, a software company. Ms. Saffo holds a bachelor of arts degree in linguistics from University of Colorado, Boulder.

     Mr. Kenneth Martin has served as our Vice President, Engineering since February 2000. From April 1996 to January 2000, Mr. Martin served as our Director of Product Development. From June 1994 to April 1996, Mr. Martin served as a design engineer at IDEO Product Development Inc., a product design company. Since 1994, Mr. Martin also has served as a lecturer in the design division in the mechanical engineering department of Stanford University. Mr. Martin holds a bachelor of applied science degree from the University of Toronto and a master of science degree in manufacturing systems engineering from Stanford University.

ITEM 2.  PROPERTIES

     We have 16,280 square feet of office space in San Jose, California. Apart from the Immersion Processors which are manufactured by Kawasaki LSI, all of the products that we sell are manufactured in our San Jose office. Our lease for this building expires on October 31, 2002. We anticipate adding office space over the next year in order to accommodate new employees.

ITEM 3.  LEGAL PROCEEDINGS

     We are not presently involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "IMMR." Our initial public offering of stock was November 12, 1999 at $12.00 per share for an aggregate initial public offering of $53,685,000, including proceeds from the exercise of the underwriters' over-allotment option. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock on such market.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal year ending December 31, 1999
  Fourth Quarter...........................................  $49.94    $15.88

     On March 20, 2000, there were approximately 166 stockholders of record.

     The managing underwriters in our initial public offering were Hambrecht & Quist, Bear, Stearns & Co. Inc. and Robertson Stephens. We registered the shares of the common stock sold in the offering under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-86361). The Securities and Exchange Commission declared the Registration Statement effective on November 12, 1999.

     We paid a total of $3.8 million in underwriting discounts and commissions and approximately $1.6 million has been or will be paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10% or more of any class of our equity securities or any of our affiliates.

     After deducting the underwriting discounts and commissions and the offering expenses, we received estimated net proceeds from the offering of $48.3 million. The net offering proceedings have been used for general corporate purposes, to provide working capital to develop products and to expand our operations. Funds that have not been used have been invested in money market funds and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

     The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies have been highly volatile. Factors that may have a significant effect on the market price of our common stock include:

     - fluctuations in our operating results;

     - announcements of new technologies by us or our competitors;

     - analysts' reports and projections;

     - regulatory actions; and

     - general market, economic or political conditions in the U.S. or abroad.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statements of operations data set forth below for the years ended December 31, 1999, 1998, 1997, and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 1996 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from audited consolidated financial statements not included in this Report on From 10-K. The selected financial data for the year ended December 31, 1995 has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the audited financial statements and which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations. The following financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.

                                               1999       1998       1997      1996      1995
                                              -------    -------    ------    ------    ------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues....................................  $ 8,038    $ 5,021    $4,332    $2,737    $1,353
  Cost and expenses.........................   12,880      6,868     4,909     2,846     1,424
  Operating loss............................   (4,842)    (1,847)     (577)     (109)      (71)
  Net loss..................................   (4,354)    (1,673)     (527)      (81)      (57)
  Basic and diluted net loss per share......  $ (0.66)   $ (0.43)   $(0.17)   $(0.03)   $(0.02)
  Shares used in calculating basic and
     diluted net loss per share.............    6,599      3,909     3,162     2,825     2,468

                                               1999       1998       1997      1996      1995
                                              -------    -------    ------    ------    ------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $46,527    $ 2,592    $  490    $  324    $   37
  Working capital...........................   51,299      3,975     2,080     1,151       779
  Total assets..............................   59,438      5,959     2,900     1,562       963
  Redeemable convertible preferred stock....       --      1,476     1,471        --        --
  Total stockholders' equity................   56,648      3,773       944     1,383       876

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

OVERVIEW

     Immersion was founded in 1993 to develop technologies that help improve human to computer interaction. Historically, we have derived most of our revenues from sales of products and from development contracts. We began generating royalty revenue in the first quarter of 1997 and anticipate that royalty revenue will become an increasing percentage of our total revenues.

     We began developing touch-enabled computer peripherals in 1993. In 1995, we introduced our Impulse Engine line of high-end touch-enabled devices for industrial, research and education markets. We manufacture and sell these products directly to our customers. In 1996, we introduced I-FORCE, our first branded portfolio of touch-enabling technology for consumer markets. We license I-FORCE, now called TouchSense, generally on a per unit royalty basis, to computer gaming peripheral manufacturers. Also in 1996, the first computer joystick incorporating I-FORCE was introduced.

     We introduced FEELit, now called TouchSense, a technology for touch-enabled cursor control products, such as mice and trackballs, in 1997. In 1998, we licensed FEELit to Logitech, which began selling the first mouse during the fourth quarter of 1999.

     We have developed a custom processor for touch-enabled products that is manufactured by Kawasaki LSI, and we began selling this processor in September 1998. In addition to selling the processors ourselves, we granted Kawasaki LSI a limited royalty-bearing license to sell these processors to Logitech for use in its touch-enabled computer mouse.

     We currently sell products in the industrial and professional markets. We developed our first three-dimensional digitizer product, which is used to create three-dimensional computer images of small objects, in 1994 and currently sell this product under the name MicroScribe-3D. We began developing our Softmouse product, a specialized computer mouse used for mapmaking, in 1994. This mouse product is sold to original equipment manufacturers. We began developing technology and products for the medical market in 1993. We derive revenues from selling medical training and simulation products. In June 1999, we also began to license technologies for the medical training and simulation market.

     We have entered into numerous contracts with government agencies and corporations since 1993. Government contracts help fund advanced research and development, are typically less than two years in duration, are usually for a fixed price or for our costs plus a fixed fee, and allow the government agency to license the resulting technology for government applications specifically excluding any commercial activity. Corporate contracts are typically for product development consulting, are for a fixed fee and are also less than two years in duration.

     Logitech accounted for 13% of our total revenues in 1999 and 11% of our total revenues in 1998. The U.S. Government accounted for 7% of our total revenues in 1999, 10% of our total revenues in 1998, and 24% of our total revenues in 1997.

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of December 31, 1999, we had capitalized patents and technology of $4.7 million, net of accumulated amortization of $772,000. We are amortizing these patents and technology over the estimated useful life of the technology of nine years. Of this amount, we capitalized patents and technology of $3.3 million, net of accumulated amortization of $335,000, associated with the acquisition of patents and technology from Cybernet in March 1999. We are amortizing the Cybernet patents and technology over the estimated useful life of the technology of nine years, resulting in an amortization expense anticipated to be approximately $402,000 per year.

     In the quarter ended March 31, 1999, we expensed $1.2 million of in-process research and development related to five development projects acquired from Cybernet. The first of these projects is a flexible force feedback development environment that allows developers to choose the level of complexity/functionality that fits their needs. At the time of acquisition, the development was 81% completed and the estimated cost to complete this development was $438,000. Management expects to ship products using this software beginning in September 2001. The second of these projects, a three-degree-of-freedom joystick, gives the operator smooth, intuitive movement and feedback along three axes -- roll, pitch and yaw -- using brushless motor and encoder technology. At the time of acquisition, the development was 36% completed and the estimated cost to complete this development was $109,000. Management expects products based on this technology to become available in December 2000. The third of these projects is a six degree-of-freedom hand controller, a small back drivable robot that moves in six degrees of freedom, three linear positions and attitudes. At the time of acquisition, the development was 70% completed and the estimated cost to complete this development was $88,000. Management expects to complete development of a product based on this technology and begin shipping it in fiscal 2000. The fourth project is a Flight Yoke, which provides the intuitive motion and feel of an airplane control yoke. It translates in and out to control the pitch, rotates for roll control, and provides the corresponding feel along these axes of motion. At the time of acquisition, the development was 49% completed and the estimated cost to complete this development was $175,000. Management expects that licensees will ship licensed products using this technology in fiscal 2001. The fifth development project is a device that allows the user to physically interact with computer generated three-dimensional objects. At the time of acquisition, the development was 11% completed and the estimated cost to complete this development was $248,000. Management expects that a product based on this technology will become available for sale in fiscal 2000.

     We will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require us to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on our business, financial condition and results of operation. Significant assumptions used to determine the value of in-process research and development include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by us and the seller's management; (ii) the portion of the projects completed estimated by considering a number of factors, including the costs invested to date relative to total costs of the development effort and the amount of development completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both us and the seller, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration of potential synergistic benefits or "investment value" related to the acquisition. As there were no existing products acquired, separate projected cash flows were prepared for only the in-process projects.

     These projected results were based on the number of units sold times the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the in-process technologies, a discount rate of 30% was used. The discount rate considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the in-process products are expected to commence in 2000 and 2001 as the products are completed and begin to ship. Initial annual revenue growth rates after introduction are projected to exceed 50% and decline to less than 15% by 2005. Gross margins from these products are anticipated to be consistent with the gross margins from our other products.

     We record revenues from product sales upon shipment. We recognize fixed-fee contract revenue under the cost-to-cost percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. We recognize allowable fees under cost-reimbursement contracts as costs are incurred. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. We recognize royalty revenue based on royalty reports or related information received from the licensee. On July 19, 1999, we entered into an irrevocable, perpetual, non-exclusive, worldwide license agreement with Microsoft under which Microsoft paid us a lump sum of $2.35 million to cover all shipments of its SideWinder Force Feedback Wheel and its SideWinder Force Feedback Pro Joystick and a replacement version of these specific SideWinder products having essentially similar functional features. Under the terms of the agreement, the Company is to provide marketing services related to touch-enabling technology and related products for a twelve-month period following the effective date of the agreement. Accordingly, we will recognize the license payment as revenue over this twelve-month period ending mid-July, 2000.

     Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of sales associated with royalty revenue or development contract revenue. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, costs of acquired technology, tooling and supplies and an allocation of facilities costs. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, travel and an allocation of facilities costs. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs.

     We signed a co-marketing agreement with Logitech during the fourth quarter of fiscal 1999 in which we agreed to assist Logitech with the launch and promotion of its touch-enabled mice. Under the terms of the agreement, for a period of five calendar quarters, beginning in the first calendar quarter of 2000, we are required to reimburse Logitech for certain marketing related expenses not to exceed $200,000 per quarter, an expense funded with working capital. Only third-party marketing services that are targeted at promoting Logitech's touch-enabled mice are eligible for reimbursement. In addition, all promotional activities must be approved by us in advance. In order to remain eligible for reimbursement, Logitech must include our brand and slogan on all its marketing materials that reference touch-enabled functionality or products, and meet other conditions regarding its touch-enabled mice.

     We recorded deferred stock compensation of $1.5 million in 1999 from the issuance of employee stock options. We are amortizing the deferred stock compensation over the terms of the related option agreements, which range up to four years.

HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data as a percentage of total revenues.

                                                                   PERCENTAGE OF
                                                                TOTAL NET REVENUES
                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net revenues:
  Royalty revenue...........................................   27.8%     6.4%     0.3%
  Product sales.............................................   57.0     74.2     67.1
  Development contracts and other...........................   15.2     19.4     32.6
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Costs and expenses:
  Cost of products sales....................................   26.2     30.0     27.4
  Sales and marketing.......................................   22.4     13.1     15.2
  Research and development..................................   28.3     36.2     35.0
  General and administrative................................   51.8     53.3     35.8
  Amortization of intangibles and deferred stock
     compensation...........................................   16.7      4.2       --
  In-process research and development.......................   14.8       --       --
                                                              -----    -----    -----
          Total costs and expenses..........................  160.2    136.8    113.4
                                                              -----    -----    -----
  Operating loss............................................  (60.2)   (36.8)   (13.4)
  Other income..............................................    6.0      3.5      1.2
                                                              -----    -----    -----
  Net loss..................................................  (54.2)%  (33.3)%  (12.2)%
                                                              =====    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     Total Revenues. Our total revenues for the year ended December 31, 1999 increased to $8.0 million from $5.0 million in 1998, an increase of 60%. The year over year increase was primarily the result of a $1.9 million or 595% increase in royalty revenue due to increased 1999 sales by our I-FORCE licensees and $ 1.1 million in revenues recognized under the Microsoft agreement. The remainder of the 1999 increase in sales over 1998 was due to an increase in product sales of $858,000 or 23%. The increase in product sales is mainly attributed to a $566,000 increase in professional medical products, and $343,000 increase in microprocessor sales with smaller increases and decreases in other product categories. Total revenue for the year ended December 31, 1998 grew by $689,000 over total 1997 revenues. The 1998 increase was principally the result of an $817,000 increase in product sales, primarily from our MicroScribe-3D and industrial products, and a $307,000 increase in royalty revenue due to increased sales by our I-FORCE licensees in 1998. The increase in product sales and royalty revenue was partially offset by a $435,000 decrease in contract revenue.

     Cost of Product Sales. Costs of product sales were $2.1 million in 1999, $1.5 million in 1998 and $1.2 million in 1997. The $0.6 million increase in cost of product sales in 1999 is mainly due higher sales volume, a 23% increase in product sales over last year and increased sales of our microprocessors which have a higher cost of sales as a percentage of product sales than our other products. The $0.3 million increase in 1998 cost of product sales over 1997 was due to increased product sales volume. Cost of product sales as a percentage of product sales was 46% in 1999, 40% in 1998 and 41% in 1997. Cost of product sales as a percentage of product sales increased in 1999 from 1998 primarily due to a 276% increase in sales of our microprocessors, which have a higher cost as a percentage of sales than our other products.

     Sales and Marketing. Sales and marketing expenses grew to $1.8 million in 1999 from $656,000 in 1998 and remained constant at $658,000 in 1997. The $1.1 million or 175% increase in 1999 was primarily a result of increased headcount and related compensation, benefits, and overhead costs of $606,000 and corporate identity and web development costs of $319,000. We expect sales and marketing expenses to increase significantly in absolute dollars due to planned growth of our sales and marketing organization. These planned increases include higher employee headcount and related compensation and increased advertising and marketing expenses. These planned increases also include expenses related to a co-marketing agreement that we entered into with Logitech in November 1999. Under the co-marketing agreement, we agree to reimburse Logitech for certain marketing-related expenses not to exceed $200,000 per quarter during a five-quarter period beginning the first quarter of 2000.

     Research and Development. Research and development expenses increased to $2.3 million in 1999 from $1.8 million in 1998 and $1.5 million in 1997. The $456,000 or 25% increase in 1999 is mainly due to a $421,000 increase in employee headcount and the related compensation, benefits and overhead costs. The increase from 1997 to 1998 was principally due to an increase in employee headcount and related compensation of $424,000, partially offset by a decrease in consulting services of $142,000. We believe that continued investment in research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased to $4.2 million in 1999 from $2.7 million in 1998 and $1.6 million in 1997. The $1.5 million or 56% increase in 1999 is mainly attributed to an increase of $576,000 in employee headcount and related compensation, benefits, overhead costs and a $824,000 increase in recruiting costs. The recruiting expenses are predominantly from cash and stock compensation given to a recruiter for identifying and employing three senior members of our management team. The increase from 1997 to 1998 was principally due to an increase in employee headcount and related compensation and benefits of $584,000, an increase in legal and professional fees of $147,000 and an increase in consulting services of $109,000. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur the significant additional costs related to being a public company.

     Amortization of Intangibles and Stock Compensation. Amortization of intangibles and stock compensation expense grew by $1.1 million in 1999 to $1.3 million from $211,000 in 1998. We did not incur amortization expenses related to intangibles or stock compensation in 1997. Amortization of licenses and patents was $551,000 in 1999 and $211,000 in 1998 representing a $340,000 increase year over year. The remainder of the 1999 increase is due to $482,000 of amortization on a consulting agreement signed in March 1999 and $306,000 of stock compensation amortization.

     In-Process Research and Development. During the year ended December 31,1999 we incurred a charge of $1.2 million for in-process research and development resulting from the March 1999 acquisition of patents and in-process technology from Cybernet. The patents and technology were acquired in exchange for 1,291,200 shares of our common stock. We capitalized $3.6 million of purchased patents and technology in connection with this acquisition. Strategically, this acquisition allowed us to increase the strength of our intellectual property portfolio by obtaining Cybernet's portfolio of issued patents and pending patent applications relating to hardware mechanisms and software architectures designed to deliver tactile sensations to computer users. It also allowed us to obtain five in-process research and development projects that embody aspects of the acquired intellectual property, and that have potential commercial value. These include a flexible force feedback development environment that allows developers to implement varying levels of force feedback functionality; a three-degree-of-freedom joystick that uses brushless motor and encoder technology; a six-degree-of-freedom hand controller; a flight yoke that realistically simulates the motion and feel of airplane controls; and a device that allows the user to touch three-dimensional objects.

     Other Income. Other income consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Other income was $488,000 in 1999, $174,000 in 1998 and $50,000 in 1997. The significant increase in 1999 is due to the increase in cash and cash equivalents and short-term investments chiefly from the $48.3 million net proceeds of our public offering on November 12,

1999. The 1998 increase over 1997 other income is largely due to increases in cash and cash equivalents and short-term investments of those years.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on November 12, 1999 we funded our operations primarily from the sale of preferred stock. Net proceeds from the initial public offering were $48.3 million. As of December 31, 1999, we had an accumulated deficit of $8.6 million and working capital of $51.3 million, including cash and cash equivalents of $46.5 million.

     Net cash provided by operating activities during 1999 was $740,000, primarily attributable to noncash charges of $3.5 million, a $1.3 million increase in deferred revenue and increases in accounts payable and accrued liabilities of $770,000, partially offset by a $381,000 increase in prepaid expenses and other assets and a net loss of $4.4 million. Deferred revenue at December 31, 1999 of $1.3 million represents the unamortized portion of the $2.35 million license payment received from Microsoft in July 1999. In 1998, net cash used in operating activities was $1.8 million, primarily attributable to a net loss of $1.7 million, an increase of $592,000 in accounts receivable and an increase of $186,000 in inventories. In 1997, net cash used in operating activities was $237,000, primarily attributable to a net loss of $527,000, largely offset by an increase in accounts payable of $189,000.

     Net cash used in investing activities during 1999 was $5.4 million and primarily consisted of purchases of $4.8 million of short-term investments and $1.1 million of property and equipment, intangibles, and other assets, offset by $403,000 from sales of short-term investments. In 1998, net cash provided by investing activities was $237,000, attributable to $3.8 million from sales of short-term investments primarily offset by $2.9 million of purchases of short-term investments and $434,000 for purchases of patents and technology. In 1997, net cash used in investing activities was $1.2 million, and was attributable to $1.5 million of purchases of short-term investments and $205,000 of purchases of property, offset by $538,000 from sales of short-term investments. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     Net cash provided by financing activities during 1999 was $48.6 million, and consisted primarily of net proceeds of $48.3 million from our initial public offering of common stock in November, 1999 and $323,000 from the exercise of stock options and warrants. In 1998, net cash provided by financing activities was $3.7 million and was attributable primarily to net proceeds of $5.4 million from the sale of preferred stock, offset by the repurchase of $1.8 million of stock. In 1997, net cash provided by financing activities was $1.6 million and was attributable primarily to the proceeds of $1.5 million from the sale of preferred stock.

     We believe that our cash, cash equivalents and short-term investments, will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We anticipate that capital expenditures for the full year ended December 31, 2000 will total approximately $2.0 million in connection with anticipated growth in operations, infrastructure and personnel. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for us beginning in 2001. We believe that this statement will not have a significant impact on our financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Sensitivity. Our operating results have not been sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by 10% from levels at December 31, 1999, the fair value of our cash equivalents would not change by a significant amount.

     Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor did we have any significant balances that were due or payable in foreign currencies at December 31, 1999. Therefore, a hypothetical 10% change in foreign currency rates would not have a significant impact on our financial position and results of operations. We do not hedge any of our foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             IMMERSION CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   33
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   34
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998, and 1997.........................   35
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the years ended December 31, 1999,
  1998 and 1997.............................................   36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................   37
Notes to Consolidated Financial Statements..................   38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Immersion Corporation:

     We have audited the accompanying consolidated balance sheets of Immersion Corporation and its subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and its subsidiary at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
February 4, 2000

(March 9, 2000 as to Note 14)

                             IMMERSION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $46,527    $ 2,592
  Short-term investments....................................    4,781        402
  Accounts receivable (net of allowances for doubtful
     accounts of:
     1999, $134; and 1998, $92).............................    1,064      1,111
  Inventories...............................................      660        481
  Prepaid expenses and other assets.........................    1,057         99
                                                              -------    -------
          Total current assets..............................   54,089      4,685
Property -- net.............................................      591        329
Purchased patents and technology............................    4,687        945
Other assets................................................       71         --
                                                              -------    -------
Total assets................................................  $59,438    $ 5,959
                                                              =======    =======
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   750    $   410
  Accrued compensation......................................      180        171
  Other accrued liabilities.................................      503         82
  Deferred revenue..........................................    1,316         --
  Customer advances.........................................       39         46
  Income taxes payable......................................        2          1
                                                              -------    -------
          Total current liabilities.........................    2,790        710
                                                              -------    -------
Commitments and contingencies (Notes 6 and 13)
Redeemable convertible preferred stock, Series C -- $0.001
  par value; 863,778 shares designated; shares issued and
  outstanding: 1999, none; 1998, 863,771....................       --      1,476
                                                              -------    -------
Stockholders' equity:
  Convertible preferred stock, $0.001 par value; 5,000,000
     shares authorized:
     Series A -- $0.001 par value; 2,495,648 shares
      designated; shares issued and outstanding: 1999, none;
      1998, 2,495,644.......................................       --      1,012
     Series B -- $0.001 par value; 467,390 shares
      designated; shares issued and outstanding: 1999, none;
      1998, 394,757.........................................       --        566
     Series D -- $0.001 par value; 1,388,901 shares
      designated; shares issued and outstanding: 1999, none;
      1998, 1,376,928.......................................       --      5,377
  Common stock -- $0.001 par value; 100,000,000 shares
     authorized; shares issued and outstanding: 1999,
     15,765,211; 1998, 4,164,231............................   65,554        961
  Warrants..................................................      831         85
  Deferred compensation.....................................   (1,167)        --
  Accumulated other comprehensive loss......................       19          1
  Note receivable from stockholder..........................      (17)       (17)
  Accumulated deficit.......................................   (8,572)    (4,212)
                                                              -------    -------
          Total stockholders' equity........................   56,648      3,773
                                                              -------    -------
Total liabilities, redeemable preferred stock and
  stockholders' equity......................................  $59,438    $ 5,959
                                                              =======    =======

                See notes to consolidated financial statements.

                             IMMERSION CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              -------    -------    ------
Revenues:
  Royalty revenue...........................................  $ 2,232    $   321    $   14
  Product sales.............................................    4,583      3,725     2,908
  Development contracts and other...........................    1,223        975     1,410
                                                              -------    -------    ------
          Total revenues....................................    8,038      5,021     4,332
Costs and expenses:
  Cost of product sales.....................................    2,106      1,507     1,186
  Sales and marketing.......................................    1,801        656       658
  Research and development..................................    2,273      1,817     1,515
  General and administrative................................    4,171      2,677     1,550
  Amortization of intangibles and deferred stock
     compensation*..........................................    1,339        211        --
  In-process research and development.......................    1,190         --        --
                                                              -------    -------    ------
          Total costs and expenses..........................   12,880      6,868     4,909
Operating loss..............................................   (4,842)    (1,847)     (577)
Other income................................................      488        174        50
                                                              -------    -------    ------
Net loss....................................................   (4,354)    (1,673)     (527)
Redeemable convertible preferred stock accretion............        6          6         3
                                                              -------    -------    ------
Net loss applicable to common stockholders..................  $(4,360)   $(1,679)   $ (530)
                                                              =======    =======    ======
Basic and diluted net loss per share........................  $ (0.66)   $ (0.43)   $(0.17)
                                                              =======    =======    ======
Shares used in calculating basic and diluted net loss per
  share.....................................................    6,599      3,909     3,162
                                                              =======    =======    ======
* Amortization of intangibles and deferred stock
  compensation Amortization of intangibles..................  $ 1,033    $   211    $   --
  Deferred stock compensation -- sales and marketing........       20         --        --
  Deferred stock compensation -- research and development...       99         --        --
  Deferred stock compensation -- general and
     administrative.........................................      187         --        --
                                                              -------    -------    ------
          Total.............................................  $ 1,339    $   211    $   --
                                                              =======    =======    ======

                See notes to consolidated financial statements.

                             IMMERSION CORPORATION

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        CONVERTIBLE                                                          ACCUMULATED
                                      PREFERRED STOCK          COMMON STOCK                                     OTHER
                                    --------------------   --------------------                DEFERRED     COMPREHENSIVE
                                      SHARES     AMOUNT      SHARES     AMOUNT    WARRANTS   COMPENSATION   INCOME (LOSS)
                                    ----------   -------   ----------   -------   --------   ------------   -------------
Balances at January 1, 1997.......   2,741,109    1,473     3,313,351       29        39            --             5
Net loss..........................
Change in net unrealized gains
 from short-term investments......                                                                                (3)
Comprehensive loss................
Issuance of warrants in connection
 with issuance of Series C
 redeemable convertible preferred
 stock............................                                                     6
Exercise of Series A preferred
 stock warrant....................     121,050       72                              (12)
Exercise of stock options.........                            105,144       23
Issuance of stock options for
 license agreement................                                           5
Preferred stock accretion.........
                                    ----------   -------   ----------   -------     ----       -------           ---
Balances at December 31, 1997.....   2,862,159    1,545     3,418,495       57        33            --             2
Net loss..........................
Change in net unrealized gains
 from short-term investments......                                                                                (1)
Comprehensive loss................
Issuance of Series D convertible
 preferred stock, net of issuance
 costs of $374....................   1,376,928    5,376                               17
Exercise of Series A preferred
 stock warrants...................      30,260       36                               (6)
Exercise of common stock
 warrants.........................                             85,945        4
Extension of Series B preferred
 stock warrants...................                                                    41
Exercise of stock options.........                          1,024,615      114
Issuance of common stock and
 options for patents..............                            137,190      720
Issuance of stock options for
 consulting services..............                                          68
Repurchase of stock...............      (2,018)      (2)     (502,014)      (2)
Preferred stock accretion.........
                                    ----------   -------   ----------   -------     ----       -------           ---
Balances at December 31, 1998.....   4,267,329   $6,955     4,164,231   $  961      $ 85       $    --           $ 1
Net loss..........................
Change in net unrealized gains
 from short-term investments......                                                                                18
Comprehensive loss................
Issuance of common stock options
 for services.....................                             76,665      770
Exercise of common stock
 warrants.........................                              7,061       --
Exercise of convertible preferred
 stock warrants...................      72,630      108                     62       (62)
Warrants issued for services......                                                   808
Exercise of stock options.........                            459,818      215
Issuance of common stock and
 options for patents..............                          1,379,970    5,092
Issuance of stock options for
 license agreement................                                         129
Deferred stock compensation.......                                       1,473                  (1,473)
Amortization of stock
 compensation.....................                                                                 306
Issuance of common stock in
 connection with initial public
 offering, net of expenses of
 $1,620...........................                          4,473,736   48,307
Conversion of preferred stock to
 common stock.....................  (4,339,959)  (7,063)    4,339,959    7,063
Conversion of redeemable
 convertible preferred stock to
 common stock.....................                            863,771    1,482
Preferred stock accretion.........
                                    ----------   -------   ----------   -------     ----       -------           ---
Balances at December 31, 1999.....          --   $   --    15,765,211   $65,554     $831       $(1,167)          $19
                                    ==========   =======   ==========   =======     ====       =======           ===

                                       NOTE
                                    RECEIVABLE                                TOTAL
                                       FROM       ACCUMULATED             COMPREHENSIVE
                                    STOCKHOLDER     DEFICIT      TOTAL        LOSS
                                    -----------   -----------   -------   -------------
Balances at January 1, 1997.......       --            (163)      1,383
Net loss..........................                     (527)       (527)     $  (527)
Change in net unrealized gains
 from short-term investments......                                   (3)          (3)
                                                                             -------
Comprehensive loss................                                           $  (530)
                                                                             =======
Issuance of warrants in connection
 with issuance of Series C
 redeemable convertible preferred
 stock............................                                    6
Exercise of Series A preferred
 stock warrant....................                                   60
Exercise of stock options.........                                   23
Issuance of stock options for
 license agreement................                                    5
Preferred stock accretion.........                       (3)         (3)
                                       ----         -------     -------
Balances at December 31, 1997.....       --            (693)        944
Net loss..........................                   (1,673)     (1,673)     $(1,673)
Change in net unrealized gains
 from short-term investments......                                   (1)          (1)
                                                                             -------
Comprehensive loss................                                           $(1,674)
                                                                             =======
Issuance of Series D convertible
 preferred stock, net of issuance
 costs of $374....................                                5,393
Exercise of Series A preferred
 stock warrants...................                                   30
Exercise of common stock
 warrants.........................                                    4
Extension of Series B preferred
 stock warrants...................                                   41
Exercise of stock options.........      (17)                         97
Issuance of common stock and
 options for patents..............                                  720
Issuance of stock options for
 consulting services..............                                   68
Repurchase of stock...............                   (1,840)     (1,844)
Preferred stock accretion.........                       (6)         (6)
                                       ----         -------     -------
Balances at December 31, 1998.....     $(17)        $(4,212)    $ 3,773
Net loss..........................                   (4,354)     (4,354)     $(4,354)
Change in net unrealized gains
 from short-term investments......                                   18           18
                                                                             -------
Comprehensive loss................                                           $(4,336)
                                                                             =======
Issuance of common stock options
 for services.....................                                  770
Exercise of common stock
 warrants.........................                                   --
Exercise of convertible preferred
 stock warrants...................                                  108
Warrants issued for services......                                  808
Exercise of stock options.........                                  215
Issuance of common stock and
 options for patents..............                                5,092
Issuance of stock options for
 license agreement................                                  129
Deferred stock compensation.......                                   --
Amortization of stock
 compensation.....................                                  306
Issuance of common stock in
 connection with initial public
 offering, net of expenses of
 $1,620...........................                               48,307
Conversion of preferred stock to
 common stock.....................                                   --
Conversion of redeemable
 convertible preferred stock to
 common stock.....................                                1,482
Preferred stock accretion.........                       (6)         (6)
                                       ----         -------     -------
Balances at December 31, 1999.....     $(17)        $(8,572)    $56,648
                                       ====         =======     =======

                             IMMERSION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(4,354)   $(1,673)   $  (527)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      229        142        102
    Amortization of intangibles.............................    1,033        211         --
    Amortization of deferred stock compensation.............      306         --         --
    In-process research and development.....................    1,190         --         --
    Stock and options issued for consulting services and
      other.................................................      770         68         --
    Stock options issued for license agreement..............       --         --          5
    Extension of warrants for consulting services...........       --         41         --
    Changes in assets and liabilities:
      Accounts receivable...................................       47       (592)      (100)
      Inventories...........................................     (179)      (186)       (25)
      Prepaid expenses and other assets.....................     (381)       (50)         2
      Accounts payable......................................      340        122        189
      Accrued liabilities...................................      430        123         52
      Deferred revenue......................................    1,316         --         --
      Customer advances.....................................       (7)       (18)        64
      Income taxes payable..................................       --         (2)         1
                                                              -------    -------    -------
         Net cash provided by (used in) operating
           activities.......................................      740     (1,814)      (237)
                                                              -------    -------    -------
Cash flows from investing activities:
  Purchases of short-term investments.......................   (4,764)    (2,943)    (1,487)
  Sales and maturities of short-term investments............      403      3,752        538
  Purchase of property......................................     (489)      (138)      (205)
  Purchases of patents and technology.......................     (445)      (434)        --
  Other assets..............................................     (140)        --         --
                                                              -------    -------    -------
         Net cash provided by (used in) investing
           activities.......................................   (5,435)       237     (1,154)
                                                              -------    -------    -------
Cash flows from financing activities:
  Issuance of Series D convertible preferred stock and
    warrants, net...........................................       --      5,393         --
  Issuance of Series C redeemable convertible preferred
    stock, net..............................................       --         (1)     1,474
  Exercise of stock options.................................      215         97         23
  Repurchase of stock.......................................       --     (1,844)        --
  Exercise of warrants......................................      108         34         60
  Issuance of common stock in connection with public
    offering................................................   48,307         --         --
                                                              -------    -------    -------
         Net cash provided by financing activities..........   48,630      3,679      1,557
                                                              -------    -------    -------
Net increase in cash and cash equivalents...................   43,935      2,102        166
Cash and cash equivalents:
  Beginning of the year.....................................    2,592        490        324
                                                              -------    -------    -------
  End of the year...........................................  $46,527    $ 2,592    $   490
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for taxes.......................................  $    --    $     1    $    12
                                                              =======    =======    =======
Noncash activities:
  Change in net unrealized gains from short-term
    investments.............................................  $    18    $    (1)   $    (3)
                                                              =======    =======    =======
  Issuance of equity instruments for patents, technology and
    licenses................................................  $ 5,221    $   720    $    --
                                                              =======    =======    =======
  Issuance of warrants......................................  $   808    $    --    $     6
                                                              =======    =======    =======
  Accretion of redeemable preferred stock...................  $     6    $     6    $     3
                                                              =======    =======    =======
  Exercise of stock option for note receivable..............  $    --    $    17    $    --
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- Immersion Corporation was incorporated in May 1993 in California and provides technologies that enable users to interact with computers using their sense of touch.

     Principles of Consolidation -- The consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiary (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

     Cash Equivalents -- The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

     Short-Term Investments -- Short-term investments consist primarily of highly liquid debt instruments purchased with an original maturity at the date of purchase of greater than 90 days and investments in mutual funds. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive loss within stockholders' equity.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     Property -- Property is stated at cost and is depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are as follows:

Computer equipment and purchased software...................    3 years
Machinery and equipment.....................................    5 years
Furniture and fixtures......................................    5 years

     Leasehold improvements are amortized over the shorter of the lease term or their useful life.

     Purchased Patents and Technology -- Purchased patents and technology are stated at cost and are amortized over the shorter of the remaining life of the patent or the estimated useful life of the technology, generally nine years.

     Accumulated amortization was $714,000 and $221,000 at December 31, 1999 and 1998 respectively.

     Long-Lived Assets -- The Company reviews for the impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

     Product Warranty -- The Company sells the majority of its products with warranties ranging from three to twelve months. Historically, warranty-related costs have been immaterial.

     Note Receivable from Stockholder -- The note receivable from stockholder was issued in exchange for common stock, bears interest at 5.39% per annum and is due March 2001.

     Revenue Recognition -- Revenues from product sales are recorded upon shipment. Revenues from development contracts with the U.S. Government and other commercial customers are derived from either fixed price or reimbursement of costs contracts. Contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Allowable fees under cost-reimbursement contracts are recognized as costs are incurred. The Company recognizes royalty revenue based on royalty reports or related information received from the licensee. Advance payments under license agreements that also require the Company to provide future services to the licensee

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist.

     At December 31, 1999, the Company has no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.

     Advertising -- Advertising costs are expensed as incurred and included in sales and marketing expense. Advertising expense was $153,000, $147,000, and $164,000 in 1999, 1998 and 1997 respectively.

     Research and Development -- Research and development costs are expensed as incurred. The Company has generated revenues from development contracts with the U.S. Government and other commercial customers that have enabled it to accelerate its own product development efforts. Such development revenues have only partially funded the Company's product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses.

     Income Taxes -- The Company provides for income taxes using the asset and liability approach defined by Statement of Financial Accounting Standards ("SFAS") No. 109.

     Software Development Costs -- Certain of the Company's products include software. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No 86, Computer Software to be Sold, Leased or Otherwise Marketed. The Company considers technological feasibility to be established upon completion of a working model of the software and the related hardware. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

     Stock-Based Compensation -- The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock issued to Employees.

     Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. The Company adopted this statement in 1998 and has presented its total comprehensive loss in the statements of stockholders' equity. Accumulated other comprehensive loss during 1999, 1998 and 1997 is comprised of unrealized gains on available-for-sale investments of $19,000, $1,000 and $2,000, respectively.

     Net Loss per Share -- Basic net loss per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

     Use of Estimates -- The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These management estimates include the allowance for doubtful accounts and the net realizable value of inventory. Actual results could differ from those estimates.

     Concentration of Credit Risks -- Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

accounts receivable. The Company invests primarily in money market accounts, commercial paper, and debt securities of U.S. Government agencies. The Company sells products primarily to companies in North America, Europe and the Far East. A majority of these sales are to customers in the personal computer industry. To reduce credit risk, management performs periodic credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

     Certain Significant Risks and Uncertainties -- The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: its ability to obtain additional financing; the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company's products; market acceptance of the Company's and its licensees' products under development; the availability of contract manufacturing capacity; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

     Fair Value of Financial Instruments -- Financial instruments consist primarily of cash equivalents and short-term investments. Cash equivalents and short-term investments are stated at fair value based on quoted market prices.

     Recently Issued Accounting Standards -- In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company currently operates in one reportable segment under SFAS No. 131.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

     Reclassifications -- Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' equity.

2. PURCHASED PATENTS AND TECHNOLOGY

     During 1998, the Company entered into a license agreement and acquired various patents relating to touch-enabling technology. In connection with these agreements, the Company paid $434,000, issued 137,190 shares of common stock and issued an option to purchase 242,100 shares of common stock at $3.66 per share (see Note 7). The Company has recorded the estimated fair value of the aggregate consideration of $1,154,000 as purchased patents and technology.

     In February 1999, the Company acquired certain patents and related materials pertaining to touch-enabling technology from another company in exchange for $25,000 in cash and 88,770 shares of the Company's common stock. In addition, the Company is required to issue an additional 16,140 shares of common stock to the seller if the Company is successful in obtaining either a reissue or a foreign version of at least one of the patents. The Company's stock issued in this transaction is being held in escrow until the successful reissue of at least one of the patents. If this condition is not met at the end of five years and the stock is therefore still held in escrow, the seller has the right to put the shares back to the Company for $3.72 per share. The existence of the put option has the effect of increasing the value assigned to the shares issued to

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

$3.72 per share. As a result, the estimated value of $355,000 (representing 88,770 shares at $3.72 per share plus $25,000) has been recorded as purchased patents and technology.

     In March 1999, the Company acquired certain additional patents relating to touch-enabling technologies and in-process research and development from another company in exchange for 1,291,200 shares of the Company's common stock with an estimated fair value of $4,720,000. The seller had the option to put 807,000 of the shares back to the Company after five years and to require the Company to return the patents, subject to the Company's retaining a non-exclusive license to the patents. This put option expired upon our initial public offering in November, 1999. The Company has included in the aggregate purchase price of the purchased patents and in-process research and development the estimated fair value of $42,000 for the put option and $45,000 of direct acquisition costs. The aggregate purchase price of $4,807,000 has been allocated $3,617,000 to purchased patents and technology and $1,190,000 to acquired in-process research and development. The purchased patents and technology are being amortized over the estimated useful life of nine years. The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following:
(i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the determination that none of the technology development had been completed at the time of acquisition; and (iv) the allocation to in-process research and development based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process. As indicated above, the Company recorded a one-time charge of $1,190,000 upon the acquisition in March 1999 for purchased in-process research and development related to five development projects. The charge related to the portion of these products that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

     The first of these projects is a flexible force feedback development environment that allows developers to choose the level of complexity/functionality that fits their needs. At the time of acquisition, the development was 81% complete and the estimated cost to complete this development was $438,000. Management expects to complete this development of this product and begin shipping it in September 2001. The second of these projects, a three-degree-of-freedom joystick, gives the operator smooth, intuitive movement and feedback along three axes -- roll, pitch and yaw -- using brushless motor and encoder technology. At the time of acquisition, the development was 36% complete and the estimated cost to complete this development was $109,000. Management expects products based on this technology to become available in December 2000. The third of these projects, a six-degree-of-freedom hand controller, is a small back drivable robot that moves in six degrees of freedom, three linear positions and attitudes. At the time of acquisition, the development was 70% completed and the estimated cost to complete this development was $88,000. Management expects to complete development of this product and begin shipping it in June 2001. The fourth project is a Flight Yoke, which provides the intuitive motion and feel of an airplane control yoke. It translates in and out to control the pitch, rotates for roll control, and provides the corresponding feel along these axes of motion. At the time of acquisition, the development was 49% completed and the estimated cost to complete this development was $175,000. Management expects that licensees will ship products in fiscal 2001. The fifth development project is a device that allows the user to physically interact with computer generated three-dimensional objects. At the time of acquisition, the development was 11% completed and the estimated cost to complete this development was $248,000. Management expects that the product will become available for sale in fiscal 2000.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by the Company's and the seller's management;
(ii) the portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and the seller, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. As there were no existing products acquired, separate projected cash flows were prepared for only the in-process projects.

     These projected results were based on the number of units sold times the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the in-process technologies, a discount rate of 30% was used. The discount rate considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the in-process products are expected to commence in 2000 and 2001 as the products are completed and begin to ship. Initial annual revenue growth rates after introduction are projected to exceed 50% and decline to less than 15% by 2005. Gross margins from these products are anticipated to be consistent with the gross margins from its other products.

     The technology was acquired in a transaction that was tax-free to the seller and, as a result, the Company has a minimal tax basis in the acquired technology. Accordingly, a deferred tax liability of $1,410,000 has been recorded for the difference in the book and tax bases of the acquired assets. This resulted in the concurrent recognition of previously reserved deferred tax assets of an equal amount. Also, in connection with this acquisition, the Company entered into a consulting arrangement with the seller to provide consulting services related to the development of various platforms of touch-enabling technology, and collaborate with the Company, in executing development agreements with the U.S. government and other commercial customers for a three year period. In consideration for certain consulting services and rights, the Company granted to the seller a warrant to purchase 322,800 shares of the Company's common stock at $3.66 per share (see Note 7), paid the seller $150,000, and is obligated to pay an additional $75,000 in 2000 and 2001. The consideration for the consulting services of $1,108,000, including the estimated fair value of the warrant ($808,000), has been recorded as prepaid expenses and noncurrent other assets. The consideration for the consulting service will be amortized over the two-year estimated period of benefit of the consulting services. The warrants were fully vested at the date of grant. Accordingly, the fair value of the warrants was determined at the date of grant using the methods specified by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), with the following assumptions: expected life, 10 years; risk free interest rate, 5.7%; volatility, 50% and no dividends during the expected term.

     Also during 1999, in consideration for a technology license agreement, the Company issued an option to purchase 20,175 shares of common stock at an exercise price of $3.66 per share. The Company has recorded the estimated fair value of the option of $129,000 as purchased patents and technology at December 31, 1999 (see Note 7).

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities at December 31, 1999 (in thousands):

                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED     HOLDINGS      HOLDING      MARKET
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
                                                            (IN THOUSANDS)
Commercial paper.........................   $49,495        $19            $--       $49,514
                                            =======        ===            ==        =======
Included in cash equivalents.............                                           $44,733
Included in short-term investments.......                                             4,781
                                                                                    -------
          Total available-for-sale
            securities...................                                           $49,514
                                                                                    =======

     The following is a summary of available-for-sale securities at December 31, 1998 (in thousands):

                                                         UNREALIZED    UNREALIZED
                                            AMORTIZED     HOLDING       HOLDING      MARKET
                                              COST         GAINS         LOSSES      VALUE
                                            ---------    ----------    ----------    ------
                                                            (IN THOUSANDS)
Mutual funds..............................   $  401          $1            $--       $  402
                                             ======          ==            ==        ======
Included in cash equivalents..............                                           $   --
Included in short-term investments........                                              402
                                                                                     ------
          Total available-for-sale
            securities....................                                           $  402
                                                                                     ======

     The Company realized gains on the sales of securities of none, $56,000 and $14,000 in 1999, 1998 and 1997, respectively, while realizing losses of none, $1,000 and $1,000 for 1999, 1998 and 1997 respectively.

4. INVENTORIES

                                                               DECEMBER 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN THOUSANDS)
Raw materials and subassemblies.............................  $504     $378
Work in process.............................................    23       37
Finished goods..............................................   133       66
                                                              ----     ----
          Total.............................................  $660     $481
                                                              ====     ====

5. PROPERTY

                                                               DECEMBER 31,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
                                                              (IN THOUSANDS)
Computer equipment and purchased software...................  $  573    $314
Machinery and equipment.....................................     292     177
Furniture and fixtures......................................     180     123
Leasehold improvements......................................      42      13
                                                              ------    ----
          Total.............................................   1,087     627
Less accumulated depreciation...............................    (496)   (298)
                                                              ------    ----
Property, net...............................................  $  591    $329
                                                              ======    ====

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6. COMMITMENTS

     The Company leases its manufacturing and office facilities under a noncancelable operating lease that expires in October 2002.

     Minimum future operating lease payments are as follows:

                                                             (IN THOUSANDS)
                                                             --------------
2000.....................................................          243
2001.....................................................          255
2002.....................................................          263
                                                                  ----
          Total minimum lease payments...................         $761
                                                                  ====

     Rent expense was approximately $268,000, $169,000, and $117,000 in 1999, 1998, and 1997 respectively.

     The Company has signed an agreement with a significant customer to co-market a licensed product. Pursuant to the terms of the agreement, the Company will reimburse the customer for certain marketing related expenses not to exceed $200,000 per quarter for a period of five quarters beginning with the first calendar quarter of 2000.

7. STOCKHOLDERS' EQUITY

     Common Stock -- On November 12, 1999, the Company completed its initial public offering ("IPO") of 4,887,500 shares of its common stock (including 637,500 shares issued upon the exercise of the underwriters' over-allotment option) at $12.00 per share. Of the 4,887,500 shares sold 4,473,736 shares were sold by the Company and 413,764 shares were sold by selling shareholders. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, aggregated approximately $48.3 million. At the closing of the initial public offering all preferred stock was converted to common stock.

     Common stock issued to the founders and certain other employees is subject to repurchase agreements under which the Company has the option to repurchase the unvested shares upon termination of employment at the original issue price. The Company's repurchase right generally lapses over four years. At December 31, 1999, the Company's repurchase rights had lapsed. At December 31, 1998, 23,537 shares of common stock were subject to repurchase by the Company.

     During 1999, the Company issued 1,379,970 shares of common stock in connection with purchases of patents and technology (see Note 2) and 68,595 shares of common stock with a fair value of $562,000 for recruiting services. During 1998, the Company issued 137,190 shares of common stock in connection with purchases of patents. The fair value of the common stock of $501,000 was recorded as purchased patents and technology

     Stock Split -- In November 1999, the Company's Board of Directors approved a 0.807-for-one reverse common and Series C and D preferred stock split and a 4.035-for-one Series A and B preferred stock split. All references to share and per-share date for all periods presented have been retroactively adjusted to give effect to the split.

     Common Stock Warrants -- During June 1997, the Company issued a warrant to purchase 91,191 shares of the Company's common stock at an exercise price of $0.19 per share to a Series C preferred investor. The warrant is exercisable through 2002. The estimated fair value of this warrant of $6,000 has been accounted for as a reduction to the Series C preferred stock financing proceeds.

     In connection with the sale of Series D preferred stock, the Company issued a warrant to purchase 11,972 shares of Series D preferred stock at an exercise price of $4.18 to an investment banker. The estimated

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

fair value of this warrant of $17,000 has been accounted for as a reduction to the Series D preferred stock financing proceeds. At the closing of our initial public offering, this warrant to purchase preferred stock was converted to a warrant to purchase common stock.

     As discussed in Note 2, during March 1999, the Company issued a warrant to purchase 322,800 shares of the Company's common stock at an exercise price of $3.66 per share for consulting services. The warrant is exercisable through 2009. The estimated fair value of the warrant of $808,000 has been recorded as prepaid consulting services and is being amortized over the service period of two years.

     Stock Options -- Under the Company's stock option plans, the Company may grant options to purchase up to 7,991,975 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant. The Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to four years.

     Details of activity under the option plans are as follows:

Outstanding, January 1, 1997................................   2,395,458    $0.10
  Granted (weighted average fair value $0.04)...............   1,022,860    $0.30
  Exercised.................................................    (105,144)   $0.21
  Canceled..................................................        (168)   $0.19
                                                              ----------    -----
Outstanding, December 31, 1997 (2,871,999 exercisable at a
  weighted average price of $0.16)..........................   3,313,006    $0.16
  Granted (weighted average fair value $0.38)...............     721,976    $1.31
  Exercised.................................................  (1,024,615)   $0.11
  Canceled..................................................     (88,484)   $3.59
                                                              ----------    -----
Outstanding, December 31, 1998 (2,722,380 exercisable at a
  weighted average price of $0.32)..........................   2,921,883    $0.36
  Granted (weighted average fair value $1.32)...............   2,526,659    $7.53
  Exercised.................................................    (459,818)   $0.47
  Canceled..................................................     (85,737)   $3.25
                                                              ----------    -----
Outstanding, December 31, 1999..............................   4,902,987    $3.99
                                                              ==========    =====

     Additional information regarding options outstanding as of December 31, 1999 is as follows:

                         OPTIONS OUTSTANDING
                -------------------------------------    OPTIONS EXERCISABLE
                                WEIGHTED                ----------------------
                                AVERAGE      WEIGHTED                 WEIGHTED
   RANGE OF                    REMAINING     AVERAGE                  AVERAGE
   EXERCISE       NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
    PRICES      OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
   --------     -----------   ------------   --------   -----------   --------
$0.04 - $ 0.14     857,803        5.40        $0.07        851,078     $0.07
 0.17 -   0.37     966,839        5.27         0.26        943,049      0.26
 0.41 -   1.24     530,341        8.11         0.67        530,341      0.67
 1.36 -   4.02     837,769        8.62         3.50        304,582      3.02
 8.67 -  10.00   1,710,235        9.45         9.34          7,527      9.50
--------------   ---------        ----        -----      ---------     -----
$0.04 - $10.00..  4,902,987       7.63        $3.99      2,636,577     $0.63
==============   =========        ====        =====      =========     =====

     At December 31, 1999 the Company had 1,465,083 shares, available for future grants under the option plans.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Additional Stock Plan Information -- As discussed in Note 1, the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees and its related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method with the following weighted average assumptions: expected life, 18 months following vesting; risk free interest rate, 5.4%, 5.3%, and 6.0% in 1999, 1998, and 1997 respectively; volatility, 50% subsequent to the initial public filing in November, 1999, and no dividends during the expected term. The Company's fair value calculations on stock-based awards under the 1999 Employee Stock Purchase Plan were also made using the option pricing model with the following weighted average assumptions: expected life, eighteen months; volatility, 50%; risk free interest rate, 5.4%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards issued in 1999, 1998, and 1997 had been amortized to expense over the vesting periods of the awards, pro forma net loss would have been $4,984,000 ($.76 net loss per share), $1,885,000 ($0.48 net loss per share) and $545,000 ($0.17 net loss per share) in 1999, 1998, and 1997, respectively.

     The Company had outstanding nonstatutory stock options to consultants to purchase 203,604, 153,570, and 104,182 shares of common stock at December 31,1999, 1998 and 1997, respectively. Compensation expense of $138,000, $68,000, and $5,000 was recognized as result of these options in 1999, 1998, and 1997, respectively. The fair value of the unvested portion of these options is being amortized over the vesting period. The fair value attributable to the unvested portion of these options is subject to adjustment based upon the future value of the Company's common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average assumptions during 1999, 1998, and 1997, respectively: expected life, 10 years; risk free interest rate, 5.2%, 5.3% and 6.0%; volatility, 50%; and no dividends during the expected term. Forfeitures are recognized as they occur.

     In addition, the Company granted nonstatutory stock options to purchase 20,175 and 242,100 shares of common stock in 1999 and 1998, respectively, in connection with licensing of technology and the acquisition of patents (see Note
2). The estimated fair value of these options of $129,000 and $219,000, respectively, has been recorded as purchased patents and technology. These options were fully vested at the date of grant. Accordingly, the fair value of the options was determined at the date of grant using the methods specified by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), with the following assumptions during 1999 and 1998, respectively: expected life, 10 years; risk free interest rate, 5.0% and 5.5%; volatility, 50% and 25%; and no dividends during the expected term.

     Employee Stock Purchase Plan -- Upon the closing of the Company's initial public offering on November 12, 1999 the company adopted its' 1999 Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company's stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 1,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2000 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 share per year or number of shares determined by the Board of Directors. As of December 31, 1999 no shares had been purchased under the plan.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Deferred Stock Compensation -- In connection with grants of certain stock options to employees and directors in the twelve months ended December 31, 1999, the Company recorded $1,473,000 for the difference between the deemed fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount has been presented as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the related stock options (generally four years). Amortization of deferred stock compensation for the twelve months ended December 31, 1999 was $306,000.

8. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              -------    -------    ------
Numerator:
  Net loss:.................................................  $(4,354)   $(1,673)   $ (527)
  Redeemable preferred stock accretion......................        6          6         3
                                                              -------    -------    ------
Net loss applicable to common stockholders..................  $(4,360)   $(1,679)   $ (530)
                                                              =======    =======    ======
Denominator:
  Weighted average common shares outstanding................    6,675      3,970     3,338
  Weighted average common shares held in escrow.............      (76)        --        --
  Weighted average common shares outstanding subject to
     repurchase.............................................       --        (61)     (176)
                                                              -------    -------    ------
  Shares used in computation, basic and diluted.............    6,599      3,909     3,162
                                                              =======    =======    ======
Net loss per share, basic and diluted.......................  $ (0.66)   $ (0.43)   $(0.17)
                                                              =======    =======    ======

     The Company's computation of net loss per share excludes 88,770 shares held in escrow as discussed in Note 2, as the conditions required to release these shares from escrow had not been satisfied as of December 31, 1999.

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Redeemable convertible preferred stock.................          --       863,771       864,642
Convertible preferred stock............................          --     4,267,329     2,862,159
Shares of common stock subject to repurchase...........          --        23,537       125,813
Outstanding options....................................   4,902,987     2,921,883     3,313,006
Warrants...............................................     425,963       182,854       287,087
                                                         ----------    ----------    ----------
Total..................................................   5,328,950     8,259,374     7,452,707
                                                         ==========    ==========    ==========
Weighted average exercise price of options.............  $     3.99    $     0.36    $     0.16
                                                         ==========    ==========    ==========
Weighted average exercise price of warrants............  $     2.93    $     0.95    $     0.56
                                                         ==========    ==========    ==========

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

9. INCOME TAXES

     No provision for federal income taxes was required for the years ended December 31, 1999, 1998 and 1997 due to the Company's net losses in these periods.

     Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 1,021    $   830
  Deferred revenue..........................................      564         --
  Research and development credits..........................      189        130
  Reserves and accruals recognized in different periods.....      112         75
  Depreciation and amortization.............................       25          2
                                                              -------    -------
Total deferred tax assets...................................    1,911      1,037
Deferred tax liabilities:
  Difference in tax basis of purchased technology...........   (1,139)        --
Valuation reserve...........................................     (772)    (1,037)
                                                              -------    -------
Net deferred tax assets.....................................  $    --    $    --
                                                              =======    =======

     As discussed in Note 2, a deferred tax liability relating to a difference in the tax basis for purchased technology was established in 1999. This resulted in the concurrent $1.4 million reversal of the valuation reserve for deferred tax assets.

     The Company's effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Federal statutory tax rate..................................  (35.0)%  (35.0)%  (35.0)%
State taxes, net of federal benefit.........................   (6.0)    (6.0)    (6.0)
Stock compensation..........................................    2.3       --       --
Other.......................................................   (0.2)     0.6      0.6
Valuation allowance.........................................   38.9     40.4     40.4
                                                              -----    -----    -----
Effective tax rate..........................................     --%      --%      --%
                                                              =====    =====    =====

     Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

     At December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $2,706,000 and $1,141,000, respectively, expiring through 2019 and through 2004, respectively.

     Current federal and state tax laws include provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company's issuances of common and preferred stock may have resulted in such a change. Accordingly, the annual use of the Company's net operating loss carryforwards would be limited according to these provisions. Management has not yet determined the extent of this limitation, and this limitation may result in the loss of carryforward benefits due to their expiration.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one business segment, which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company operates entirely in North America and does not maintain operations in other countries. The following is a summary of revenues within geographic areas. Revenues are broken out geographically by the ship-to location of the customer.

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              REVENUES    REVENUES    REVENUES
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
North America...............................................   $5,644      $3,363      $3,325
Europe......................................................    1,170         950         648
Far East....................................................    1,108         597         347
Rest of the world...........................................      116         111          12
                                                               ------      ------      ------
          Total.............................................   $8,038      $5,021      $4,332
                                                               ======      ======      ======

  Significant Customers

     In 1999, 26% of our total revenues came from two unrelated customers, each customer accounted for 13% of our total revenues. In 1998, a preferred stockholder and an unrelated customer accounted for 11% and 10% of total revenues, respectively. In 1997, one unrelated customer accounted for 24% of total revenue.

     Receivables due from one unrelated customer was $137,000 at December 31, 1999. Receivables due from a preferred stockholder were $387,000 at December 31, 1998. Receivables due from two unrelated customers were $158,000 and $57,000, respectively, at December 31, 1997.

11. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. As of December 31, 1999 the Company recorded expenses of $42,000, none, and none for 1999, 1998 and 1997 respectively.

12. RELATED PARTIES

     In July 1997, the Company transferred certain patent rights related to its MicroScribe product to a newly created limited liability corporation, MicroScribe LLC, in exchange for 1,000 Class 1 Units and 98,999 Class 2 Units. This investment represents a 99% ownership of MicroScribe LLC. Subsequently, the Company distributed all Class 2 Units to its then outstanding common, preferred and vested option holders on a pro rata basis. The Company maintains a 1% ownership of MicroScribe LLC subsequent to the distribution of the Class 2 Units. There was no recorded value related to these internally-developed patent agreements, and thus no amount was recognized as a result of the transfer.

     During July 1997, the Company also entered into an exclusive ten-year license agreement with MicroScribe LLC (the "Agreement") for the right to manufacture, market and sell the related MicroScribe technology. Under the terms of the Agreement, the Company must pay a royalty to MicroScribe LLC based on a variable percentage of net receipts as defined under the Agreement. Royalty expense under the Agreement was $132,000, $116,000 and $49,000 in 1999, 1998 and 1997, respectively.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     As discussed in Note 10, a preferred stockholder accounted for $249,000 of royalty revenue and $316,000 of development contract revenue in 1998.

13. CONTINGENCIES

     The Company has received claims from third parties asserting that the Company's technologies, or those of its licensees, infringe on the other parties' intellectual property rights. Management believes that these claims are without merit and, with respect to each, has obtained or is in the process of obtaining written non-infringement and/or patent invalidity opinions from outside patent counsel. Accordingly, in the opinion of management, the outcome of such claims will not have a material effect on the financial statements of the Company.

14. SUBSEQUENT EVENTS

     On March 9, 2000, the Company completed its acquisition of Montreal-based Haptic Technologies Inc. for approximately $7.0 million, consisting of 141,538 shares of Company's common stock and $338,000 paid in cash. Haptic develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition Haptic becomes a wholly-owned subsidiary of Immersion and will continue operations in Montreal, Canada. The acquisition was accounted for using the purchase method. In connection with the transaction, the Company assumed unvested options of Haptic resulting in deferred stock compensation of $5.5 million which will be amortized over the remaining vesting period of approximately four years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "Incorporation by Reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information required by this Item 10 with respect to directors is incorporated by reference from the section entitled "Election of Directors" in Immersion's definitive Proxy Statement for its 2000 annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation" in Immersion's definitive Proxy Statement for its 2000 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Immersion's definitive Proxy Statement for its 2000 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in Immersion's definitive Proxy Statement for its 2000 annual stockholders' meeting.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form:

     1. Financial Statements

                                                              PAGE
                                                              ----
   Independent Auditors' Report.............................   33
   Consolidated Balance Sheets..............................   34
   Consolidated Statements of Operations....................   35
   Consolidated Statements of Stockholders' Equity..........   36
   Consolidated Statements of Cash Flows....................   38
   Notes to Consolidated Financial Statements...............   39

     2.  Financial Statement Schedules

     All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

     3. Exhibits:

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Reorganization with Cybernet Systems
          Corporation ("Cybernet"), its wholly-owned subsidiary and
          our wholly-owned subsidiary dated March 4, 1999.*****
 2.2      Share Purchase Agreement with Haptic Technologies Inc.
          ("Haptech") and 9039-4115 Quebec, Inc. ("Holdco") and the
          Shareholders of Haptech and Holdco and 511220 N.B. Inc.
          ("Purchaser") dated February 28, 2000.
 3.1      Amended and Restated Articles of Incorporation of Immersion,
          as amended to date.*****
 3.2      Certificate of Incorporation of Immersion.***
 3.3      Form of Amended and Restated Certificate of Incorporation of
          Immersion.***
 3.4      Certificate of Designations of Immersion.***
 3.5      Agreement and Plan of Merger.***
 3.6      Certificate of Elimination of Immersion.***
 3.7      Certificate of Amendment of Restated Certificate of
          Incorporation of Immersion.***
 3.8      Bylaws of Immersion.*****
 3.9      Form of Bylaws.****
 4.1      Information and Registration Rights Agreement dated April
          13, 1998.*****
 4.2      Immersion Corporation Cybernet Registration Rights Agreement
          dated March 5, 1999.*****
 4.3      Common Stock Grant and Purchase Agreement and Plan with
          Michael Reich & Associates dated July 6, 1999.*****
 4.4      Common Stock Agreement with Digital Equipment Corporation
          dated June 12, 1998.*****
10.1      1994 Stock Option Plan and form of Incentive Stock Option
          Agreement and form of Nonqualified Stock Option
          Agreement.*****
10.2      1997 Stock Option Plan and form of Incentive Stock Option
          Agreement and form of Nonqualified Stock Option Agreement.**
10.3      Form of Indemnity Agreement.****
10.4      Immediately Exercisable Nonstatutory Stock Option Agreement
          with Steven G. Blank dated November 1, 1996.*****
10.5      Common Stock Purchase Warrant issued to Cybernet Systems
          Corporation dated March 5, 1999.*****
10.6      Consulting Services Agreement with Cybernet Systems
          Corporation dated March 5, 1999.*****
10.7      Amendment to Warrant to Purchase Shares of Series B
          Preferred Stock to Bruce Paul amending warrant to purchase
          32,280 shares of Series B Preferred Stock dated September
          22, 1998.*****
10.8      Amendment to Warrant to Purchase Shares of Series B
          Preferred Stock to Bruce Paul amending warrant to purchase
          40,350 shares of Series B Preferred Stock dated September
          22, 1998.*****
10.9      Operating Agreement with MicroScribe, LLC dated July 1,
          1997.*****
10.10     Exchange Agreement with MicroScribe, LLC dated July 1,
          1997.*****
10.11     Lease with Speiker Properties, L.P. dated October 26,
          1998.****
10.12     Agreement Draft for ASIC Design and Development with
          Kawasaki LSI, U.S.A., Inc., dated October 16, 1997.##*
10.13     Patent License Agreement with Microsoft Corporation dated
          July 19, 1999.##**

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14     Semiconductor Device Component Purchase Agreement with
          Kawasaki LSI, U.S.A., Inc., dated August 17, 1998.##**
10.15     Amendment No. 1 to Semiconductor Device Component Purchase
          Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27,
          1999.##**
10.16     Intercompany Intellectual Property License Agreement with
          MicroScribe, LLC dated July 1, 1997.**
10.17     Patent License Agreement with MicroScribe, LLC dated July 1,
          1997.**
10.18     Intellectual Property License Agreement with Logitech, Inc.
          dated October 4, 1996.##*
10.19     Intellectual Property License Agreement with Logitech, Inc.
          dated April 13, 1998.##*
10.20     Technology Product Development Agreement with Logitech, Inc.
          dated April 13, 1998.##*
10.21     1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.***
10.22     Common Stock Purchase Warrant issued to Intel Corporation
          dated June 6, 1997.
10.23     Marketing Development Fund Letter Agreement with Logitech,
          Inc. dated November 15, 1999.#
21.1      Subsidiaries of Immersion.*****
23.1      Consent of Deloitte & Touche LLP.
24.1      Power of Attorney (Included on page 54).*****
27.1      Financial Data Schedule for the period ended December 31,
          1999.

---------------
***** Previously filed with Registrant's Registration Statement on Form S-1
      (File No. 333-86361) on September 1, 1999.

 **** Previously filed with Amendment No. 1 to Registration's Registration
      Statement on Form S-1 (File No. 333-86361) on September 13, 1999.

  *** Previously filed with Amendment No. 2 to Registrant's Registration
      Statement on Form S-1 (file No. 333-86361) on October 5, 1999.

   ** Previously filed with Amendment No. 4 to Registrant's Registration
      Statement on Form S-1 (File No. 333-86361) on November 5, 1999.

     * Previously filed with Amendment No. 5 to Registrant's Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.

  ## Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

    # Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          IMMERSION CORPORATION.

                                          By:  /s/ LOUIS ROSENBERG, PH.D.
                                            ------------------------------------
                                            Louis Rosenberg, Ph.D.
                                            President, Chief Executive Officer
                                            and Chairman of the Board

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis Rosenberg and Victor Viegas, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       NAME                                       TITLE                      DATE
                       ----                                       -----                      ----
            /s/ LOUIS ROSENBERG, PH.D.               President, Chief Executive         March 23, 2000
---------------------------------------------------  Officer and Director
              Louis Rosenberg, Ph.D.

                 /s/ VICTOR VIEGAS                   Chief Financial Officer            March 23, 2000
---------------------------------------------------  (Principal Financial and
                   Victor Viegas                     Accounting Officer)

                 /s/ BRUCE SCHENA                    Vice President, Chief              March 23, 2000
---------------------------------------------------  Technology Officer and
                   Bruce Schena                      Secretary

              /s/ CHARLES BOESENBERG                 Director                           March 23, 2000
---------------------------------------------------
                Charles Boesenberg

                 /s/ STEVEN BLANK                    Director                           March 20, 2000
---------------------------------------------------
                   Steven Blank

              /s/ JONATHAN RUBINSTEIN                Director                           March 21, 2000
---------------------------------------------------
                Jonathan Rubinstein

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Immersion Corporation:

     We have audited the consolidated financial statements of Immersion Corporation as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 4, 2000. Our audits also included the consolidated financial statement schedule of Immersion Corporation, listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
February 4, 2000

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT    CHARGED TO                 BALANCE AT
                                                        BEGINNING    COSTS AND    DEDUCTIONS/     END OF
                                                        OF PERIOD     EXPENSES    WRITE-OFFS      PERIOD
                                                       -----------   ----------   -----------   ----------
Year ended December 31, 1997
  Allowance for doubtful accounts....................      $ 8          $39           $ 9          $ 38
Year ended December 31, 1998
  Allowance for doubtful accounts....................      $38          $57           $ 3          $ 92
Year ended December 31, 1999
  Allowance for doubtful accounts....................      $92          $65           $23          $134

                             IMMERSION CORPORATION

                             2000 FORM 10-K REPORT
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  2.1    Agreement and Plan of Reorganization with Cybernet Systems
         Corporation ("Cybernet"), its wholly-owned subsidiary and
         our wholly-owned subsidiary dated March 4, 1999.*****
  2.2    Share Purchase Agreement with Haptic Technologies Inc.
         ("Haptech") and 9039-4115 Quebec, Inc. ("Holdco") and the
         Shareholders of Haptech and Holdco and 511220 N.B. Inc.
         ("Purchaser") dated February 28, 2000.
  3.1    Amended and Restated Articles of Incorporation of Immersion,
         as amended to date.*****
  3.2    Certificate of Incorporation of Immersion.***
  3.3    Form of Amended and Restated Certificate of Incorporation of
         Immersion.***
  3.4    Certificate of Designations of Immersion.***
  3.5    Agreement and Plan of Merger.***
  3.6    Certificate of Elimination of Immersion.***
  3.7    Certificate of Amendment of Restated Certificate of
         Incorporation of Immersion.***
  3.8    Bylaws of Immersion.*****
  3.9    Form of Bylaws.****
  4.1    Information and Registration Rights Agreement dated April
         13, 1998.*****
  4.2    Immersion Corporation Cybernet Registration Rights Agreement
         dated March 5, 1999.*****
  4.3    Common Stock Grant and Purchase Agreement and Plan with
         Michael Reich & Associates dated July 6, 1999.*****
  4.4    Common Stock Agreement with Digital Equipment Corporation
         dated June 12, 1998.*****
 10.1    1994 Stock Option Plan and form of Incentive Stock Option
         Agreement and form of Nonqualified Stock Option
         Agreement.*****
 10.2    1997 Stock Option Plan and form of Incentive Stock Option
         Agreement and form of Nonqualified Stock Option Agreement.**
 10.3    Form of Indemnity Agreement.****
 10.4    Immediately Exercisable Nonstatutory Stock Option Agreement
         with Steven G. Blank dated November 1, 1996.*****
 10.5    Common Stock Purchase Warrant issued to Cybernet Systems
         Corporation dated March 5, 1999.*****
 10.6    Consulting Services Agreement with Cybernet Systems
         Corporation dated March 5, 1999.*****
 10.7    Amendment to Warrant to Purchase Shares of Series B
         Preferred Stock to Bruce Paul amending warrant to purchase
         32,280 shares of Series B Preferred Stock dated September
         22, 1998.*****
 10.8    Amendment to Warrant to Purchase Shares of Series B
         Preferred Stock to Bruce Paul amending warrant to purchase
         40,350 shares of Series B Preferred Stock dated September
         22, 1998.*****
 10.9    Operating Agreement with MicroScribe, LLC dated July 1,
         1997.*****
 10.10   Exchange Agreement with MicroScribe, LLC dated July 1,
         1997.*****
 10.11   Lease with Speiker Properties, L.P. dated October 26,
         1998.****
 10.12   Agreement Draft for ASIC Design and Development with
         Kawasaki LSI, U.S.A., Inc., dated October 16, 1997.##*
 10.13   Patent License Agreement with Microsoft Corporation dated
         July 19, 1999.##**

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.14   Semiconductor Device Component Purchase Agreement with
         Kawasaki LSI, U.S.A., Inc., dated August 17, 1998.##**
 10.15   Amendment No. 1 to Semiconductor Device Component Purchase
         Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27,
         1999.##**
 10.16   Intercompany Intellectual Property License Agreement with
         MicroScribe, LLC dated July 1, 1997.**
 10.17   Patent License Agreement with MicroScribe, LLC dated July 1,
         1997.**
 10.18   Intellectual Property License Agreement with Logitech, Inc.
         dated October 4, 1996.##*
 10.19   Intellectual Property License Agreement with Logitech, Inc.
         dated April 13, 1998.##*
 10.20   Technology Product Development Agreement with Logitech, Inc.
         dated April 13, 1998.##*
 10.21   1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.***
 10.22   Common Stock Purchase Warrant issued to Intel Corporation
         dated June 6, 1997.
 10.23   Marketing Development Fund Letter Agreement with Logitech,
         Inc. dated November 15, 1999.#
 21.1    Subsidiaries of Immersion.*****
 23.1    Consent of Deloitte & Touche LLP.
 24.1    Power of Attorney (Included on page 54).*****
 27.1    Financial Data Schedule for the period ended December 31,
         1999.*****

*****  Previously filed with Registrant's Registration Statement on
       Form S-1 (File No. 333-86361) on September 1, 1999.
 ****  Previously filed with Amendment No. 1 to Registration's
       Registration Statement on Form S-1 (File No. 333-86361) on
       September 13, 1999.
  ***  Previously filed with Amendment No. 2 to Registrant's
       Registration Statement on Form S-1 (file No. 333-86361) on
       October 5, 1999.
   **  Previously filed with Amendment No. 4 to Registrant's
       Registration Statement on Form S-1 (File No. 333-86361) on
       November 5, 1999.
    *  Previously filed with Amendment No. 5 to Registrant's
       Registration Statement on Form S-1 (File No. 333-86361) on
       November 12, 1999.
   ## Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.
    # Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.