Form 10-Q
period 2000-03-31
IMMERSION CORP
filed 2000-05-15
CIK 1058811

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934  (no fee required)



                        Commission file number 000-27969

                              IMMERSION CORPORATION
                     --------------------------------------
                 (Name of small business issuer in its charter)

                 DELAWARE                                  94-3180138
 --------------------------------------------         ---------------------
(State or other jurisdiction of incorporation           (I.R.S. employer
             or organization)                          Identification No.)


   2158 PARAGON DRIVE, SAN JOSE, CALIFORNIA                   95131
 --------------------------------------------         ---------------------
   (Address of principal executive offices)                  (Zip code)


                    Issuer's telephone number: (408) 467-1900



        Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Number of shares of Common Stock outstanding at May 5, 2000: 16,066,788

                              IMMERSION CORPORATION


                         QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I
FINANCIAL INFORMATION
        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2000
                and December 31, 1999........................................................3

                Condensed Consolidated Statements of Operations (Unaudited) for the Three
                Months Ended March 31, 2000 and 1999.........................................4

                Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three
                Months Ended March 31, 2000 and 1999.........................................5

                Notes to Condensed Consolidated Financial Statements (Unaudited).............6

        Item 2. Management's Discussion and Analysis

                Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................11

        Item 3. Quantitative and Qualitative Disclosures About Market
                Risks.......................................................................22


PART II
OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K............................................22


SIGNATURES..................................................................................23

                                     PART I
                              FINANCIAL INFORMATION


 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              IMMERSION CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                   (Unaudited)



                                     ASSETS


                                                                             MARCH 31     DECEMBER 31
                                                                              2000           1999
                                                                            ---------     ------------
Current assets:
  Cash and cash equivalents .............................................   $ 28,714       $ 46,527
  Short-term investments ................................................     20,212          4,781
  Accounts receivable, net of allowances of $188 and $134 respectively ..      1,271          1,064
  Inventories ...........................................................        683            660
  Prepaid expenses and other assets .....................................      1,447          1,057
                                                                            --------       --------
           Total current assets .........................................     52,327         54,089
Property - net ..........................................................        899            591
Purchased intangibles and other assets ..................................      9,950          4,758
                                                                            --------       --------
Total assets ............................................................   $ 63,176       $ 59,438
                                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................   $    960       $    750
  Accrued compensation ..................................................        503            180
  Other accrued liabilities and income taxes payable ....................      1,091            505
  Deferred revenue and customer advances ................................        768          1,355
                                                                            --------       --------
           Total current liabilities ....................................      3,322          2,790
                                                                            --------       --------
Stockholders' equity:
  Common stock - $0.001 par value; 100,000,000 shares authorized; shares
    issued and outstanding: 16,008,241 and 15,765,211 respectively ......     76,702         65,554
  Warrants ..............................................................        831            831
  Deferred compensation .................................................     (6,494)        (1,167)
  Accumulated other comprehensive loss ..................................        (32)            19
  Note receivable from stockholder ......................................        (17)           (17)
  Accumulated deficit ...................................................    (11,136)        (8,572)
                                                                            --------       --------
           Total stockholders' equity ...................................     59,854         56,648
                                                                            --------       --------
Total liabilities and stockholders' equity ..............................   $ 63,176       $ 59,438
                                                                            ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                   (Unaudited)


                                                                           QUARTER ENDED
                                                                             MARCH 31
                                                                   ----------------------------
                                                                       2000             1999
                                                                    ----------       ----------

Revenues:
  Royalty revenue .............................................      $    884       $    481
  Product sales ...............................................         1,220          1,085
  Development contracts and other .............................           358            310
                                                                     --------       --------
           Total revenues .....................................         2,462          1,876

Costs and expenses:
  Cost of product sales .......................................           623            494
  Sales and marketing .........................................         1,528            187
  Research and development ....................................           676            458
  General and administrative ..................................         1,400            752
  Amortization of intangibles and deferred stock compensation *           672            118
  In-process research and development .........................           887          1,190
                                                                     --------       --------
          Total costs and expenses ............................         5,786          3,199

Operating loss ................................................        (3,324)        (1,323)

Interest and other income......................................           760             40
                                                                     --------       --------
Net loss ......................................................        (2,564)        (1,283)

Redeemable convertible preferred stock accretion ..............             -              2
                                                                     --------       --------
Net loss applicable to common stockholders ....................      $ (2,564)      $ (1,285)
                                                                     ========       ========
Basic and diluted net loss per share ..........................      $  (0.16)      $  (0.29)
                                                                     ========       ========
Shares used in calculating basic and diluted net loss per share        15,766          4,459
                                                                     ========       ========
  * Amortization of intangibles and deferred stock compensation
     Amortization of intangibles ..............................      $    408       $    116
     Deferred stock compensation - sales and marketing ........            15              -
     Deferred stock compensation - research and development ...           168              -
     Deferred stock compensation - general and administrative .            81              2
                                                                     --------       --------
          Total ...............................................      $    672       $    118
                                                                     ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)


                                                                                                 QUARTER ENDED
                                                                                                    MARCH 31
                                                                                          ------------------------
                                                                                            2000             1999
                                                                                          --------       --------

Cash flows from operating activities:
  Net loss .........................................................................      $ (2,564)      $ (1,283)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ..................................................            74             40
    Amortization of intangibles ....................................................           408            116
    Amortization of deferred stock compensation ....................................           264              2
    In-process research and development ............................................           887          1,190
    Stock and options issued for consulting services and other .....................            10             40
    Changes in assets and liabilities:
      Accounts receivable ..........................................................          (140)            24
      Inventories................................................................               (6)          (200)
      Prepaid expenses and other assets ............................................          (300)            62
      Accounts payable .............................................................          (144)          (162)
      Accrued liabilities and income taxes payable .................................           606            126
      Deferred revenue and customer advances .......................................          (587)             7
                                                                                          --------       --------
           Net cash used in operating activities ...................................        (1,492)           (38)
                                                                                          --------       --------
Cash flows from investing activities:
  Purchases of short-term investments ..............................................       (15,481)             -
  Sales and maturities of short-term investments ...................................             -            398
  Purchase of property .............................................................          (292)           (90)
  Purchases of patents and technology ..............................................             -           (370)
  Acquisitions, net of cash acquired ...............................................          (581)             -
  Other assets .....................................................................             -            (23)
                                                                                          --------       --------
           Net cash used in investing activities ...................................       (16,354)           (85)
                                                                                          --------       --------
Cash flows from financing activities:
  Exercise of stock options ........................................................            33              -
                                                                                          --------       --------
           Net cash provided by financing activities ...............................            33              -
                                                                                          --------       --------
Net decrease in cash and cash equivalents ..........................................       (17,813)          (123)

Cash and cash equivalents:
  Beginning of the period ..........................................................        46,527          2,592
                                                                                          --------       --------
  End of the period..................................................................     $ 28,714       $  2,469
                                                                                          ========       ========
Supplemental disclosure of cash flow information :
  Cash paid for taxes ...............................................................     $      1       $      -
                                                                                          ========       ========
Noncash activities:
  Change in net unrealized gains (losses) from short-term investments ...............     $    (51)      $     (1)
                                                                                          ========       ========
  Issuance of equity instruments for patents, technology and licenses ...............     $      -       $  5,092
                                                                                          ========       ========
  Issuance of equity instruments for acquisition ....................................     $  5,513       $      -
                                                                                          ========       ========
  Issuance of warrants ..............................................................     $      -       $    808
                                                                                          ========       ========
  Accretion of redeemable preferred stock ...........................................     $      -       $      2
                                                                                          ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying unaudited condensed consolidated financial statements reflect all the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position at March 31, 2000 and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and March 31, 1999.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. Immersion Corporation ("Immersion" or the "Company") filed audited consolidated financial statements which included all information and footnotes necessary for such presentation of the financial position, results of operations, and cash flows for the years ended December 31, 1999, 1998, and 1997 in the Company's 1999 Annual Report on Form 10-K.

      The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' equity.

2.   PURCHASED INTANGIBLES AND OTHER ASSETS

     In March 2000, the Company acquired all outstanding shares of Montreal-based Haptic Technologies Inc. ("Haptic") for approximately $6.8 million, consisting of 141,538 shares of the Company's common stock and $338,000 paid in cash. Haptic develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition, Haptic became a wholly-owned subsidiary of Immersion and will continue operations in Montreal, Canada. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company's reported results of operations. Haptic operates on a fiscal year ending on August 31. Accordingly, the Company will consolidate the results of Haptic based on Haptic's fiscal quarters ended February 28, May 31, August 31, and November 30 combined with the Company's calendar quarters ended March 31, June 30, September 30, and December 31, respectively.

     In connection with the transaction, the Company assumed unvested options of Haptic resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years. The Haptic option plan was established in February, 2000 and under the plan the Company may grant options to purchase up to 391,238 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of March 31, 2000 there were 366,352 option grants outstanding.

     The aggregate purchase price of $6.8 million (including acquisition costs) has been allocated to the assets and in-process research and development acquired. The total purchase price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):


Purchase price allocation:

Tangible assets........................................................  $   416
In-process research and development....................................      887
Intangible assets:
     Goodwill..........................................................    3,979
     Core technology...................................................      871
     Developed technology..............................................      396
     Workforce.........................................................      139
     Pending patents...................................................       65
                                                                         -------
Total..................................................................  $ 6,753
                                                                         =======

     The goodwill, core technology and pending patents are being amortized over their estimated useful lives of four years. The developed technology and workforce are being amortized over their estimated useful lives of three and two years, respectively. The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

     As indicated above, the Company recorded a one-time charge of $887,000 upon the acquisition in March 2000 for purchased in-process research and development related to three development projects. The charge related to the portion of these products that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

     The first of these projects focuses on providing products for moving vehicles that use computers in their instrumentation and control panels and targets both end-user in-vehicle systems and design phase solutions. The product being developed is a software product to be bundled with a haptic peripheral device. The software product is designed to provide a touch feedback module for the peripheral device, which will introduce the sense of touch into the interface allowing designers to feel the buttons on the screen as they design the control panel. This product is expected to be released in late FY 2000 and at the time of the acquisition was approximately 50% complete with estimated costs to complete the development of $60,000. The second of these projects is the MilleniumCat technologies, aimed at the multimedia market that will offer a full high fidelity affordable haptic device. Haptic currently sells the PenCat/Pro, a stylus based touch-enabled computer interface device. The MilleniumCat product will be the next generation PenCat/Pro offering both the hardware device utilizing a mouse and the next generation multimedia feedback technology associated with Haptic's developed suite of products that combine audio, graphics, speech, video and other media into one package solution for customers. This product is expected to be released mid FY 2000 and at the time of the acquisition was estimated to be 67% complete with estimated costs to complete the development at $50,000. The third of these projects is aimed at the engineering and artistic creation market. Haptic's current product PenCat/Pro targets 3D designers that have a need for advanced input technologies. The PenCat/Pro product used by 3D designers will be replaced by the MilleniumCat product in FY 2001. While this product incorporates much of the MilleniumCat product, it will require some additional software and a different user interface and thus at the time of the acquisition was estimated at 40% complete with estimated costs to complete development of $20,000.

     The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by Haptic's management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and Haptic, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the projected number of units sold times the expected average selling price less the expected associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 15%, 20%, and 25% were used respectively. The discount rates considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the developed technologies are expected to continue through the beginning of FY 2002, while revenue from in-process technologies are expected to commence late FY 2000 and continue through a portion of FY 2004.


3. INVENTORIES


                                                                               MARCH 31  DECEMBER 31
                                                                                2000        1999
                                                                                ----        ----
                                                                                 (In thousands)

Raw materials and subassemblies .............................................. .$503        $504
Work in process ..............................................................    31          23
Finished goods ...............................................................   149         133
                                                                                ----        ----
Total ........................................................................  $683        $660
                                                                                ====        ====


4. PREPAID EXPENSES AND OTHER ASSETS


                                                                               MARCH 31  DECEMBER 31
                                                                                2000        1999
                                                                                ----        ----
                                                                                 (In thousands)
Cybernet Consulting ........................................................... $  505     $  578
Prepaid insurance .............................................................    306        346
Prepaid rent ..................................................................    110         43
Research and development tax credit due from Canadian government ..............    237          -
Other prepaids and other assets ...............................................    289         90
                                                                                ------     ------
Total...................................................................        $1,447     $1,057
                                                                                ======     ======


5. PROPERTY




                                                            MARCH 31       DECEMBER 31
                                                             2000            1999
                                                            ------           ------
                                                                 (In thousands)
Computer equipment and purchased software ................  $  829          $  573
Machinery and equipment ..................................     309             292
Furniture and fixtures ...................................     354             180
Leasehold improvements ...................................      42              42
                                                            ------          ------
  Total ..................................................   1,534           1,087
Less accumulated depreciation ............................     635             496
                                                            ------          ------
Property, net ............................................  $  899          $  591
                                                            ======          ======

6. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                                   QUARTER ENDED
                                                                                      March 31
                                                                               --------------------------
                                                                                 2000             1999
                                                                               --------         --------
Numerator:
  Net loss ..................................................................  $ (2,564)        $ (1,283)
  Redeemable preferred stock accretion ......................................         -                2
                                                                               --------         --------
Net loss applicable to common stockholders                                     $ (2,564)        $ (1,285)
                                                                               ========         ========
Denominator:
  Weighted average common shares outstanding .................................   15,855            4,495
  Weighted average common shares held in escrow ..............................      (89)             (36)
                                                                               --------         --------
  Shares used in computation, basic and diluted ..............................   15,766            4,459
                                                                               ========         ========
Net loss per share, basic and diluted ........................................ $  (0.16)        $  (0.29)
                                                                               ========         ========

     In November 1999, the Company's Board of Directors approved a 0.807-for-one reverse common and Series C and D preferred stock split and a 4.035-for-one Series A and B preferred stock split. All references to share and per-share data for all periods presented have been retroactively adjusted to give effect to the split.

     The Company's computation of net loss per share excludes 88,770 shares held in escrow. Conditions required to release these shares from escrow had not been satisfied as of March 31, 2000.


     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been antidilutive. These outstanding securities consisted of the following:


                                                              QUARTER ENDED
                                                                 MARCH 31
                                                       ----------------------------
                                                          2000             1999
                                                       ----------       ----------
Redeemable convertible preferred stock ............             -          863,771
Convertible preferred stock .......................             -        4,267,329
Outstanding options ...............................     6,110,400        3,246,628
Warrants ..........................................       425,963          505,655

Weighted average exercise price
   of options .....................................    $    10.52       $     0.70
                                                       ==========       ==========
Weighted average exercise price
   of warrants ....................................    $     2.93       $     2.68
                                                       ==========       ==========

7.   COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:


                                                                            QUARTER ENDED
                                                                                MARCH 31
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
                                                                            (In thousands)
  Net loss: ...........................................................  $(2,564)    $(1,283)
  Redeemable preferred stock accretion ................................        -          (2)
  Change in unrealized gains (losses) on short-term investments .......      (51)         (1)
                                                                         -------     -------
Total comprehensive loss ..............................................  $(2,615)    $(1,286)
                                                                         =======     =======

8.   SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT
     CUSTOMERS

     The Company operates in one business segment, which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company operates entirely in North America and does not maintain operations in other countries. The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer.


                                                              QUARTER ENDED
                                                                MARCH 31
                                                          --------------------
                                                           2000          1999
                                                          ------        ------
REVENUES
                                                            (In thousands)
North America .........................................   $1,803        $1,244
Europe ................................................      439           268
Far East ..............................................      203           353
Rest of the world .....................................       17            11
                                                          ------        ------
     Total.............................................   $2,462        $1,876
                                                          ======        ======

Significant Customers

     In first quarter of fiscal 2000, 36% of our total revenues came from two unrelated customers, these customers accounted for 24% and 12% of our total revenue. In the first quarter of fiscal 1999, 33% of our total revenue came from two unrelated customers, representing 22% and 11% of our total revenue.

9.   CONTINGENCIES

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company's plans regarding royalty revenue, royalty-bearing touch-enabled cursor control products, stimulating demand for touch-enabled products, expectations of gross margin, expenses, new product introduction, and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described in "Factors that May Affect Future Results", below, these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


OVERVIEW

     Immersion Corporation was incorporated in California in 1993 and reincorporated in Delaware in 1999. The Company's principal executive offices are located 2158 Paragon Drive, San Jose, California 95131. The Company's telephone number is (408) 467-1900. The Company's website is www.immersion.com.

     We develop hardware and software technologies that enable users to interact with computers using their sense of touch. Our patented technologies, which we call TouchSenseTM, enable computer peripheral devices, such as joysticks, mice and steering wheels, to deliver tactile sensations that correspond to on-screen events. We currently focus on licensing our intellectual property for these touch-enabling technologies to manufacturers of computer peripherals in the computer entertainment and general purpose personal computing markets. Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch and feel become as common as graphics and sound in the modern computer user interface.

     We hold 43 U.S. patents covering various aspects of our hardware and software technologies and have over 125 patent applications pending in the U.S. and abroad. To date, we have licensed our intellectual property to more than 16 companies, including Microsoft and Logitech, which incorporate our patented touch-enabling technologies, together with other technologies necessary for computer gaming peripherals, into joysticks, gamepads and steering wheels that they manufacture. To target the computer mouse market, we have licensed our intellectual property to Logitech to manufacture the first touch-enabled computer mouse incorporating our hardware and software technologies. Logitech began marketing and selling the first version of its touch-enabled mouse during the fourth quarter of 1999.

RESULTS OF OPERATIONS


                                                                 QUARTER ENDED
                                                                    MARCH 31              CHANGE
                                                              ----------------------------------
REVENUE                                                        2000           1999
                                                              ------         ------
                                                                 ($ In thousands)
Royalty revenue ...........................................   $  884         $  481        84%
Product sales .............................................    1,220          1,085        12%
Development contracts and other ...........................      358            310        15%
                                                              ------         ------        --
Total Revenue .............................................   $2,462         $1,876        31%
                                                              ======         ======        ==


     Total Revenue. Our total revenue for the first quarter of fiscal 2000 increased by $586,000 or 31% from the first quarter of fiscal 1999. All revenue categories experienced growth during the current quarter with the largest increase in royalty revenue of $403,000 or 84%. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees including $587,000 of revenues recognized under the Microsoft agreement. Revenue recognized under the current Microsoft agreement will end mid-July 2000. The increase in product sales of $135,000 for the three months ended March 31, 2000 as compared to the same three-month period last year is due to increased sales of our MicroScribe-3D, SoftMouse, and professional medical products during the quarter offset by a decrease in our microprocessor sales. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 due to an increase in related development activity.

     We categorize our geographic information into four major regions: North America, Europe, Far East, Rest of the world. In the first quarter of fiscal 2000, revenue generated in North America, Europe, and Far East represented 73%, 18%, and 8% respectively compared to 66%, 14%, and 19% respectively, for the first quarter of fiscal 1999. The shift in revenues among regions is mainly due to the timing of microprocessor shipments sold to our customers in the Far East, which were lower in the first quarter of 2000 versus the first quarter of 1999.



                                                                 QUARTER ENDED
                                                                    MARCH 31              CHANGE
                                                              ----------------------------------
COST OF PRODUCT SALES                                           2000           1999
                                                              ------         ------
                                                                 ($ In thousands)

Cost of product sales......................................   $623            $ 494         26%
      % of total product revenue...........................     51%              46%


        Cost of Product Sales. Cost of product sales increased by $129,000 or 26% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase is due to a combination of higher product sales volume, increased overhead costs and the mix of product sold. The increase in product sales volume contributed $67,000 to the overall increase while overhead costs and product mix accounted for the remainder of the increase in cost of products sold for the three months ended March 31, 2000 versus the three months ended March 31, 1999.


                                                                    QUARTER ENDED
                                                                       MARCH 31               CHANGE
                                                                 -----------------------------------
OPERATING EXPENSES AND OTHER                                      2000           1999
                                                                 ------        ------
                                                                     ($ In thousands)

Sales and marketing ..........................................   $1,528       $  187          717%
      % of total revenue .....................................       62%          10%

Research and development .....................................   $  676       $  458           48%
      % of total revenue .....................................       27%          24%

General and administrative ...................................   $1,400       $  752           86%
      % of total revenue .....................................       57%          40%

Amortization of intangibles and deferred stock compensation ..   $  672       $  118          469%
      % of total revenue .....................................       27%           6%

In-process research and development ..........................   $  887       $1,190          (25)%
      % of total revenue .....................................       36%          63%



     Sales and Marketing. Sales and marketing expenses increased by $1.3 million or 717% in the first quarter of fiscal 2000 compared to the same period last year. The significant increase was mainly due to increased headcount and related compensation, benefits, and overhead costs of $736,000. Expenses related to corporate identity, market research, web development, expenses incurred under our co-marketing agreement, and developer programs contributed to $456,000 of the increase. The remainder of the increase is attributed to increased tradeshow expenses of $96,000. We anticipate sales and marketing expenses to continue to increase in absolute dollars due to the planned growth of our sales and marketing organizations and our co-marketing agreement with Logitech. Under the terms of the agreement, for a period of five calendar quarters, beginning in the first calendar quarter of 2000, we will reimburse Logitech for certain marketing related expenses not to exceed $200,000 per quarter. Only third-party marketing services that are targeted at promoting Logitech's touch-enabled mice are eligible for reimbursement. In addition, all promotional activities will have to be approved by us in advance. In order to remain eligible for reimbursement, Logitech will have to include our brand and slogan on all its marketing materials that reference touch-enabled functionality or products, and commit to other conditions regarding its touch-enabled mice.

     Research and Development. Research and development expenses increased by $218,000 or 48% in the first quarter of fiscal 2000 compared to the same period last year. The increase is mainly due to increased headcount and related compensation, benefits, and overhead costs of $87,000 and subcontracted non-recurring engineering expenses of $84,000. Expenses related to research and development activities at our wholly-owned subsidiary, Haptic, will contribute to future increases in this expense category beginning in the second quarter of fiscal 2000. We believe that continued investment in our research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses increased by $648,000 or 86% in the first quarter of fiscal 2000 compared to the same period last year. The increase is attributed to $308,000 for recruiting employees and board of director members as well as increased headcount and related compensation, benefits, and overhead costs of $119,000. The remainder of the increase is due to increased legal expenses and costs related to being a public company. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur the significant additional costs of being a public company.

     Amortization of Intangibles and Stock Compensation. Amortization of intangibles and deferred stock compensation grew by $554,000 or 469% in the first quarter of fiscal 2000 compared to the same period last year. Amortization of intangibles increased by $292,000 and is comprised of $119,000 of amortization of goodwill and other purchased intangibles related to the acquisition of Haptic, and $173,000 of amortization related to purchased patents and technology. Deferred stock compensation amortization increased by $261,000. Of the $261,000 increase, $144,000 is the result of amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Haptic's unvested options at the time of acquisition.

     In-Process Research and Development. During the three months ended March 31, 2000 we incurred a charge of $887,000 for in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Haptic. The in-process research and development relates to three development projects: a haptic software package which will assist designers of moving vehicles; a high fidelity affordable haptic device for the multimedia market; and a haptic device aimed at the engineering and artistic creation market.

     Interest and Other Income. Interest and other income consists primarily of interest income from cash, cash equivalents and short-term investments. Interest and other income grew by $720,000 in the first quarter of fiscal 2000 compared to the same period last year. The increase during the three months ended March 31, 2000 is due to the increase in cash and cash equivalents and short-term investments chiefly from the $48.3 million net proceeds of our public offering in November 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive loss within stockholders' equity.

     At March 31, 2000 our cash, cash equivalents and short-term investments totaled $48.9 million, down $2.4 million from $51.3 million at December 31, 1999. Excluding short-term investments our cash and cash equivalents totaled $28.7 million, down $17.8 million from $46.5 million at December 31, 1999

     Net cash used in operating activities during the first fiscal quarter of 2000 was $1.5 million, a significant increase from the $38,000 used during the same period last year. Cash used in operations during the period was comprised of our $2.6 million net loss, a decrease due to a change in deferred revenue of $587,000 attributable to revenue recognized under the Microsoft agreement, and a decrease due to a $300,000 change in prepaid expenses and other assets primarily the result of insurance premiums paid. Cash used in operations was offset by noncash activities of $1.6 million, including the $887,000 one-time charge for in-process research and development relating to the Haptic acquisition and a $606,000 increase in accrued liabilities.

     Net cash used in investing activities during the first fiscal quarter of 2000 was $16.4 million, a considerable increase from the $85,000 used during the same period last year. Cash used in investing during the period was made up of $15.5 million purchases of short-term investments, $292,000 to purchase capital equipment, and $581,000 related to the Haptic acquisition. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     The Company leases its manufacturing and office facilities under a noncancelable operating lease that expires in October 2002. During January 2000 the Company signed a noncancelable operating lease for expanded facilities, which will expire in 2005, five years from the lease commencement date, which is anticipated to be June 2000. The Company intends to sublease its current facilities but had not executed a sublease with any party as of March 31, 2000. The operating lease payments in fiscal year 2000 on the new lease are expected to be approximately $.5 million assuming a June, 2000 commencement date. The aggregate of the lease payments after fiscal year 2000 on the new lease are expected to be approximately $3.8 million.

     We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We anticipate that capital expenditures for the full year ended December 31, 2000 will total approximately $3.0 million in connection with anticipated growth in operations, infrastructure and personnel. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may intend to raise additional capital there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.


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

WE HAD AN ACCUMULATED DEFICIT OF $11.1 MILLION AS OF MARCH 31, 2000, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

     We currently concentrate our marketing, research and development activities on licensing our touch-enabling technology in the computer entertainment and general purpose personal computer markets. For 1998, we derived only 6% of our total revenues from royalty revenue, for 1999, we derived 28% of our total revenues from royalty revenue, and for the three months ended March 31, 2000 we derived 36% of our total revenues from royalty revenue. We anticipate that royalty revenue from licensing our technologies will constitute an increasing portion of our revenues; however on a period-to-period basis royalty revenue as a percentage of total revenue may vary significantly due to factors such as the timing of new product introductions and the seasonality of royalty revenue.

OUR BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH RELIES SIGNIFICANTLY ON ROYALTY PAYMENTS FROM SALES BY LOGITECH OF ITS TOUCH-ENABLED MICE PRODUCTS, THE FIRST VERSION OF WHICH LOGITECH BEGAN SELLING IN THE FOURTH QUARTER OF 1999.

     If Logitech's touch-enabled mice products do not achieve commercial acceptance or if production or other difficulties that sometimes occur when a new product is introduced interfere with sales of the Logitech mice products, our ability to achieve revenue growth could be significantly impaired. In the technology product development agreement that we entered into with Logitech in 1998, Logitech estimated that, based upon an assumed production of 100,000 units per year, its target price for its first touch-enabled mouse would be $99. Logitech, however, has made no commitments to us regarding the production volume or pricing of its touch-enabled mice. The fact that the actual initial suggested retail price of Logitech's mouse is $99.95 does not reflect any volume or pricing commitments made to us by Logitech. To date, sales of the current touch-enabled mouse product, the Wingman Force Feedback Mouse, has not reached volume levels. We believe that the facts that the current product is being marketed, in part, as a gaming product, and that it was introduced late in the 1999 Christmas buying season contributed to a slow ramp-up of initial sales. Desired sales volumes of touch-enabled mice may not be achieved until the first general purpose productivity version of the mouse has been introduced. We also expect that sales volume of touch-enabled mice will be affected by the quantity and quality of touch-enabled software titles available to consumers. Although we promote the incorporation of our touch-enabling technologies into software applications and Web sites, we have limited control over when and if third party software and Web developers adopt touch-enabling technologies. In addition, retailers may not recognize touch-enabled mouse products as a separate product category until there are additional manufacturers of touch-enabled mouse products and this may be a barrier to sales volume.

     In March 2000, we and Logitech amended our existing license agreement and technology product development agreement, each relating to Immersion's touch-enabled cursor control technology, to cover a new technology developed by us for a lower-cost, touch-enabled mouse to be targeted for use with productivity and web applications. Under the amendment, we and Logitech have agreed to promote the existing mouse technology together with the new lower-cost mouse technology as a product family. The amendment also requires Logitech to pay us a royalty of 5% of the revenue it receives from products based upon this new tactile mouse technology.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES' MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.


     Our primary business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. The sale of those products generates royalty revenue for us. For the year ended December 31, 1999, 28% of our total revenues was royalty revenue, and for the three-month period ended March 31, 2000, 36% of our total revenues was royalty revenue. However, we do not control or influence the manufacture, promotion, distribution or pricing of products that are manufactured and sold by our licensees and that incorporate our touch-enabling technologies. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, those licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture than products that do not incorporate our touch-enabling technologies, and these difficulties may cause product introduction delays. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenues will not grow. Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, we would not receive related royalty revenue.

BECAUSE LOGITECH IS OUR ONLY LICENSEE CURRENTLY MANUFACTURING TOUCH-ENABLED MICE, OUR ROYALTY REVENUE FROM TOUCH-ENABLED MICE WILL BE SIGNIFICANTLY REDUCED IF LOGITECH DOES NOT EFFECTIVELY MANUFACTURE AND MARKET TOUCH-ENABLED MICE PRODUCTS.

     Logitech is currently the only licensee manufacturing touch-enabled mice. If Logitech does not effectively manufacture, market and distribute its touch-enabled mouse product, our royalty revenue from touch-enabled mice would be significantly reduced. In addition, a lack of market acceptance of the Logitech touch-enabled mouse might dissuade other potential licensees from licensing our technologies for touch-enabled mice and other products.

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

     Substantially all of our royalty revenue is derived from the licensing of our portfolio of touch-enabling technology for personal computer gaming peripherals such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is a substantially smaller market than either the mouse market or the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve revenue growth.

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

     Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for its SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft's sales of licensed products, the agreement provides for a payment of $2.35 million, which we recognize in equal monthly increments over a one-year period ending mid-July 2000. The payment of $2.35 million is fixed regardless of Microsoft's sales volume of these two licensed products. We derived 13% of our total revenues and 48% of our royalty revenue for the twelve months ended December 31, 1999 from Microsoft. In addition, we derived 24% of our total revenues and 66% of our royalty revenues for the three months ended March 31, 2000 from Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     We derived 13% of our total revenues and 32% of our royalty revenue for the twelve months ended December 31, 1999 from Logitech. For the three-month period ended March 31, 2000 we derived 12% of our total revenues and 30% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND COULD ADVERSELY AFFECT OUR BUSINESS.

     Any intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, these claims have not led to any litigation. However, any litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits.

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

     We attempt to avoid infringing known proprietary rights of third parties. We have not, however, conducted and do not conduct comprehensive patent searches to determine whether aspects of our technology infringe patents held by third parties. Third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licenses have received similar letters from the same four companies. Such letters may influence our licensees' decisions whether to ship products incorporating our technologies. Although none of these matters has resulted in litigation to date, any of these notices, or additional notices that we could receive in the future from these or other companies, could lead to litigation

WE DEPEND ON KAWASAKI LSI TO PRODUCE OUR IMMERSION PROCESSORS AND MAY LOSE CUSTOMERS IF KAWASAKI LSI DOES NOT MEET OUR REQUIREMENTS.

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

COMPETITION FROM UNLICENSED PRODUCTS COULD LEAD TO REDUCED PRICES AND SALES VOLUMES OF OUR LICENSEES' PRODUCTS, WHICH COULD LIMIT OUR REVENUES OR CAUSE OUR REVENUES TO DECLINE.

     Our licensees or other third parties may seek to develop products which they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical and marketing resources than we do, and the costs associated with asserting our intellectual property against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property, competition from such unlicensed products could limit or reduce our revenues.

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

WE HAVE IN THE PAST, AND MAY IN THE FUTURE, ENGAGE IN ACQUISITIONS THAT DILUTE STOCKHOLDER VALUE, DIVERT MANAGEMENT ATTENTION OR CAUSE INTEGRATION PROBLEMS.

     As part of our business strategy, we have in the past acquired, and may in the future, acquire businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution.

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

     Our current directors, officers and more than 5% stockholders, as a group, beneficially own more than 40% of our outstanding common stock. Acting together, these stockholders would be able to exercise significant control on matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

A LARGE NUMBER OF SHARES RECENTLY BECAME AVAILABLE IN THE MARKET, WHICH MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of May 10, 2000, upon the expiration of lock-up agreements entered into in connection with our initial public offering, approximately 11 million shares of our common stock became available for sale in the public market, in addition to the approximately 5 million shares registered in our initial public offering. Sales of substantial numbers of shares of our common stock in the public market, or the perception that sales may be made, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company's portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the Company's debt obligations. The Company's foreign operations are limited in scope and thus the Company is not materially exposed to foreign currency fluctuations.


                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        The following exhibits are filed herewith:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.1    Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.

10.2    Amendment #1 to the April 13, 1998 Intellectual Property License
        Agreement and Technology Product Development Agreement with Logitech,
        Inc. dated March 21, 2000.

21.1    Subsidiaries of Immersion.

27.1    Financial Data Schedule for the period ended March 31, 2000.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on March 24, 2000 reporting the completion of the Company's acquisition of Haptic Technologies Inc. on March 9, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                             IMMERSION CORPORATION
                             Registrant




Date:  May 12, 2000          /s/ LOUIS ROSENBERG
                             --------------------------------------------------
                                         Louis Rosenberg
                             Chairman, President and Chief Executive Officer




Date:  May 12, 2000          /s/ VICTOR VIEGAS
                             ---------------------------------------------------
                                           Victor Viegas
                             Vice President, Finance and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
--------                            -----------
10.1    Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.

10.2    Amendment #1 to the April 13, 1998 Intellectual Property License
        Agreement and Technology Product Development Agreement with Logitech,
        Inc. dated March 21, 2000.

21.1    Subsidiaries of Immersion.

27.1    Financial Data Schedule for the period ended March 31, 2000.