Form 10-Q
period 2000-06-30
IMMERSION CORP
filed 2000-08-14
CIK 1058811

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)



                        Commission file number 000-27969

                              IMMERSION CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              94-3180138
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. employee
incorporation or organization)                              Identification No.)


   801 Fox Lane, San Jose, California                              95131
----------------------------------------                         ----------
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



        Number of shares of Common Stock outstanding at August 7, 2000:
16,513,018

                              IMMERSION CORPORATION

                                      INDEX

                                                                                          Page
PART I
FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2000
               and December 31, 1999.........................................................2

               Condensed Consolidated Statements of Operations (Unaudited) for the Three
               Months and Six Months ended June 30, 2000 and 1999............................3

               Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
               Months Ended June 30, 2000 and June 30, 1999..................................4

               Notes to Condensed Consolidated Financial Statements (Unaudited)..............5

       Item 2. Management's Discussion and Analysis

               Management's Discussion and Analysis of Financial Condition and Results
               of Operations................................................................12

       Item 3. Quantitative and Qualitative Disclosures About Market Risks..................27

PART II
OTHER INFORMATION

        Item 1. Legal Proceedings...........................................................28

        Item 4. Submission of Matters to a Vote of Security Holders.........................28

        Item 6. Exhibits and Reports on Form 8-K............................................29


SIGNATURES..................................................................................30

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              IMMERSION CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                              June 30,     December 31,
                                     ASSETS                                     2000         1999(1)
                                                                             -----------   ------------
                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                                   $ 22,839       $ 46,527
  Short-term investments                                                        14,886          4,781
  Accounts receivable, net of allowances of $187 and $134 respectively           1,716          1,064
  Inventories                                                                      855            660
  Prepaid expenses and other current assets                                      2,401          1,057
                                                                              --------       --------

           Total current assets                                                 42,697         54,089

Property and equipment, net                                                      2,435            591

Purchased intangibles and other assets, net                                      9,596          4,758

Other investments                                                                6,500              -
                                                                              --------       --------

Total assets                                                                  $ 61,228       $ 59,438
                                                                              ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $  1,265       $    750
  Accrued compensation                                                             649            180
  Other accrued liabilities and income taxes payable                             1,322            505
  Deferred revenue and customer advances                                           372          1,355
                                                                              --------       --------

           Total current liabilities                                             3,608          2,790
                                                                              --------       --------

Stockholders' equity:
  Common stock - $0.001 par value; 100,000,000 shares authorized; shares
    issued and outstanding: 16,507,518 and 15,765,211 respectively              77,036         65,554
  Warrants                                                                         831            831
  Deferred stock compensation                                                   (6,020)        (1,167)
  Accumulated other comprehensive income (loss)                                    (12)            19
  Note receivable from stockholder                                                 (17)           (17)
  Accumulated deficit                                                          (14,198)        (8,572)
                                                                              --------       --------

           Total stockholders' equity                                           57,620         56,648
                                                                              --------       --------

Total liabilities and stockholders' equity                                    $ 61,228       $ 59,438
                                                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                       -----------------------       -----------------------
                                                                         2000           1999           2000           1999
                                                                       --------       --------       --------       --------
Revenues:
  Royalty revenue                                                      $    982       $    141       $  1,866       $    622
  Product sales                                                           1,047          1,048          2,267          2,133
  Development contracts and other                                           525            438            883            748
                                                                       --------       --------       --------       --------
           Total revenues                                                 2,554          1,627          5,016          3,503
Costs and expenses:
  Cost of product sales                                                     570            476          1,193            970
  Sales and marketing                                                     2,363            272          3,891            459
  Research and development                                                  868            599          1,544          1,057
  General and administrative                                              1,386            796          2,786          1,548
  Amortization of intangibles and deferred stock compensation(*)          1,121            345          1,793            463
  In-process research and development                                       -              -              887          1,190
                                                                       --------       --------       --------       --------
          Total costs and expenses                                        6,308          2,488         12,094          5,687
                                                                       --------       --------       --------       --------
Operating loss                                                           (3,754)          (861)        (7,078)        (2,184)
Interest and other income, net                                              691             26          1,451             66
                                                                       --------       --------       --------       --------
Net loss                                                                 (3,063)          (835)        (5,627)        (2,118)
Redeemable convertible preferred stock accretion                            -                2            -                3
                                                                       --------       --------       --------       --------
Net loss applicable to common stockholders                             $ (3,063)      $   (837)      $ (5,627)      $ (2,121)
                                                                       ========       ========       ========       ========
Basic and diluted net loss per share                                   $  (0.19)      $  (0.15)      $  (0.35)      $  (0.43)
                                                                       ========       ========       ========       ========

Shares used in calculating basic and diluted net loss per share          16,247          5,423         16,006          4,944
                                                                       ========       ========       ========       ========

 (*) Amortization of intangibles and deferred stock compensation
     Amortization of intangibles                                       $    647       $    281       $  1,055       $    397
     Deferred stock compensation - sales and marketing                       24              1             39              1
     Deferred stock compensation - research and development                 342             12            510             12
     Deferred stock compensation - general and administrative               108             51            189             53
                                                                       --------       --------       --------       --------
          Total                                                        $  1,121       $    345       $  1,793       $    463
                                                                       ========       ========       ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
Cash flows from operating activities:
  Net loss                                                                  $ (5,627)      $ (2,118)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                198             84
    Amortization of intangibles                                                1,055            397
    Amortization of deferred stock compensation                                  738             66
    In-process research and development                                          887          1,190
    Stock and options issued for consulting services and other                    10            140
    Changes in assets and liabilities:
      Accounts receivable                                                       (586)            17
      Inventories                                                               (178)          (125)
      Prepaid expenses and other assets                                         (805)             7
      Accounts payable                                                           159            (16)
      Accrued liabilities and income taxes payable                               977            150
      Deferred revenue and customer advances                                    (983)            13
                                                                            --------       --------

           Net cash used in operating activities                              (4,155)          (195)
                                                                            --------       --------

Cash flows from investing activities:
  Purchases of short-term investments                                        (18,290)           -
  Sales and maturities of short-term investments                               8,144            201
  Purchase of property                                                        (1,955)          (153)
  Purchases of patents and technology                                            -             (323)
  Acquisitions, net of cash acquired                                            (581)           -
  Other assets                                                                  (750)           (70)
  Other investments                                                           (6,500)           -
                                                                            --------       --------

           Net cash used in investing activities                             (19,932)          (345)
                                                                            --------       --------

Cash flows from financing activities:
  Exercise of stock options                                                      368            151
  Exercise of warrants                                                           -                1
                                                                            --------       --------

           Net cash provided by financing activities                             368            152
                                                                            --------       --------

Effect of foreign currency exchange rates on cash and cash equivalents            31            -
                                                                            --------       --------

Net decrease in cash and cash equivalents                                    (23,688)          (388)

Cash and cash equivalents:
  Beginning of the period                                                     46,527          2,592
                                                                            --------       --------

  End of the period                                                         $ 22,839       $  2,204
                                                                            ========       ========

Supplemental disclosure of cash flow information:
  Cash paid for taxes                                                       $      1       $      1
                                                                            ========       ========

Noncash activities:
  Change in net unrealized gains (losses) from short-term investments       $    (41)      $     (1)
                                                                            ========       ========
  Issuance of equity instruments for patents, technology and licenses       $    -         $  5,221
                                                                            ========       ========
  Issuance of equity instruments for acquisition                            $  5,513       $    -
                                                                            ========       ========
  Issuance of warrants                                                      $    -         $    808
                                                                            ========       ========
  Accretion of redeemable preferred stock                                   $    -         $      3
                                                                            ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation - The accompanying unaudited condensed consolidated financial statements reflect all the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position, statements of operations and cash flows for the interim periods presented.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. Immersion Corporation ("Immersion" or the "Company") filed its audited consolidated financial statements which included all information and footnotes necessary for such presentation of the financial position, results of operations, and cash flows in the Company's 1999 Annual Report on Form 10-K.

        The results of operations for the interim period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

        Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' equity.

2.  PURCHASED INTANGIBLES AND OTHER ASSETS, NET

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

        In connection with the transaction, the Company assumed unvested options of Haptic resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years. The Haptic option plan was established in February 2000 and under the plan the Company may grant options to purchase up to 391,238 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of June 30, 2000 there were 391,238 options outstanding.

        The aggregate purchase price of $6.8 million (including acquisition costs) has been allocated to the assets and in-process research and development acquired. The total purchase price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:

Tangible assets                          $  416
In-process research and development         887
Intangible assets:
     Goodwill                             3,979
     Core technology                        871
     Developed technology                   396
     Workforce                              139
     Pending patents                         65
                                         ------
                                         $6,753
                                         ======

        The goodwill, core technology and pending patents are being amortized over their estimated useful lives of 4 years. The developed technology and workforce are being amortized over their estimated useful lives of 3 and 2 years, respectively. The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

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

        The first of these projects focuses on providing products for moving vehicles that use computers in their instrumentation and control panels and targets both end-user in-vehicle systems and design phase solutions. The product being developed is a software product to be bundled with a haptic peripheral device. The software product is designed to provide a touch feedback module for the peripheral device, which will introduce the sense of touch into the interface allowing designers to feel the buttons on the screen as they design the control panel. This product is expected to be released in late FY 2000 and at the time of the acquisition was approximately 50% complete with estimated costs to complete the development of $60,000. The second of these projects is the MilleniumCat technologies, aimed at the multimedia market that will offer a full high fidelity affordable haptic device. Haptic currently sells the PenCat/Pro, a stylus based touch-enabled computer interface device. The MilleniumCat product will be the next generation PenCat/Pro offering both the hardware device utilizing a mouse and the next generation multimedia feedback technology associated with Haptic's developed suite of products that combine audio, graphics, speech, video and other media into one package solution for customers. This product is expected to be released late FY 2000 and at the time of the acquisition was estimated to be 67% complete with estimated costs to complete the development at $50,000. The third of these projects is aimed at the engineering and artistic creation market. Haptic's current product PenCat/Pro targets 3D designers that have a need for advanced input technologies. The PenCat/Pro product used by 3D designers will be replaced by the MilleniumCat product in FY 2001. While this product incorporates much of the MilleniumCat product, it will require some additional software and a different user interface and thus at the time of the acquisition was estimated at 40% complete with estimated costs to complete development of $20,000.

        The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by Haptic's management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to the total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and Haptic, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 15%, 20%, and 25% were used respectively. The discount rates considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the developed technologies are expected to continue through the beginning of FY 2002, while revenue from in-process technologies are expected to commence late FY 2000 and continue through a portion of FY 2004.


3.  INVENTORIES

                                                          June 30,    December 31,
                                                            2000          1999
                                                          --------    ------------
                                                               (In thousands)
Raw materials and subassemblies                           $    600      $    504
Work in process                                                 44            23
Finished goods                                                 211           133
                                                          --------      --------

Total                                                     $    855      $    660
                                                          ========      ========

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                      --------    ------------
                                                                          (In thousands)
Cybernet consulting                                                   $    360      $    578
Prepaid royalties                                                          370          -
Prepaid insurance                                                          188           346
Prepaid rent                                                                62            43
Research and development tax credit due from Canadian government           277          -
Promissory note receivable                                                 750          -
Other prepaids and other current assets                                    394            90
                                                                      --------      --------
Total                                                                 $  2,401      $  1,057
                                                                      ========      ========

5.  PROPERTY

                                                          June 30,    December 31,
                                                            2000          1999
                                                          --------    ------------
                                                              (In thousands)
Computer equipment and purchased software                 $  1,261      $    573
Machinery and equipment                                        527           292
Furniture and fixtures                                         877           180
Leasehold improvements                                         476            42
                                                          --------      --------

Total                                                        3,141         1,087
Less accumulated depreciation                                  706           496
                                                          --------      --------

Property, net                                             $  2,435      $    591
                                                          ========      ========

6.  OTHER INVESTMENTS

        At June 30, 2000, other investments included $6.5 million of equity investments in privately-held companies accounted for under the cost method. The Company intends to hold its equity investments for the long term and monitors whether there have been other-than-temporary declines in value of these investments based on management's estimates of their net realizable value taking into account the companies' respective financial condition and ability to raise third-party financing. During the quarter the Company made a $5 million strategic investment in Geometrix, Inc. ("Geometrix"), the developer of the 3Scan(TM) product line which enables creation of three-dimensional models through the use of digital cameras. The $5 million investment is comprised of $1.45 million to purchase 725,000 shares of Series B Preferred Stock representing an 8% ownership interest and $3.55 million unsecured convertible promissory note. The unsecured convertible promissory note has a voluntary conversion feature which expires August 15, 2000 and an automatic conversion feature which is triggered when the Company's ownership percentage is reduced to less than 8% as a result of additional financing raised by Geometrix exceeding certain minimum amounts. The automatic conversion feature limits the amount of the promissory note converted such that the Company's ownership interest does not exceed 8%. The note accrues interest at a rate of 7% per annum and the note plus accrued interest, if not converted by June 12, 2002, is due in two payments over a one-year period. The Company also signed a strategic partnership agreement with Geometrix during the quarter to develop products for the Web 3D marketplace. Under the agreement, Geometrix has contracted with Immersion for development work. Revenues under this contract are recognized based on the cost-to-cost percentage-of-completion accounting method in accordance with our revenue recognition policy. The remainder of $1.5 million of investments represents a $1.0 million equity investment in There, Inc., a technology application developer, and a $500,000 equity investment in EndPoints, Inc., an application specific integrated circuit design semiconductor company. Both investments represent less than a 5% ownership interest.

7.  NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                     -----------------------       -----------------------
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
Numerator:

  Net loss                                           $ (3,063)      $   (835)      $ (5,627)      $ (2,118)
  Redeemable preferred stock accretion                    -                2            -                3
                                                     --------       --------       --------       --------

Net loss applicable to common stockholders           $ (3,063)      $   (837)      $ (5,627)      $ (2,121)
                                                     ========       ========       ========       ========

Denominator:
  Weighted average common shares outstanding           16,336          5,512         16,095          5,006
  Weighted average common shares held in escrow           (89)           (89)           (89)           (62)
                                                     --------       --------       --------       --------

  Shares used in computation, basic and diluted        16,247          5,423         16,006          4,944
                                                     ========       ========       ========       ========

Net loss per share, basic and diluted                $  (0.19)      $  (0.15)      $  (0.35)      $  (0.43)
                                                     ========       ========       ========       ========

        In November 1999, the Company's Board of Directors approved a 0.807-for-one reverse common and Series C and D preferred stock split and a 4.035-for-one Series A and B preferred stock split. All references to share and per-share data for all periods presented have been retroactively adjusted to give effect to the split.

        The Company's computation of net loss per share excludes 88,770 shares held in escrow. Conditions required to release these shares from escrow had not been satisfied as of June 30, 2000.

        For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been antidilutive. These outstanding securities consisted of the following:

                                              Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                            ------------------------      ------------------------
                                              2000           1999           2000           1999
                                            ---------      ---------      ---------      ---------
Redeemable convertible preferred stock           --          863,771           --          863,771
Convertible preferred stock                      --        4,267,329           --        4,267,329
Outstanding options                         5,619,607      3,317,424      5,619,531      3,317,424
Warrants                                      425,963        498,593        425,963        498,593
                                            ---------      ---------      ---------      ---------

Total                                       6,045,570      8,947,117      6,045,494      8,947,117
                                            =========      =========      =========      =========

Weighted average exercise price
   of options                               $   12.01      $    1.11      $   12.00      $    1.11
                                            =========      =========      =========      =========

Weighted average exercise price
   of warrants                              $    2.93      $    2.72      $    2.93      $    2.72
                                            =========      =========      =========      =========

8.  COMPREHENSIVE LOSS

        The following table sets forth the components of comprehensive loss:

                                                                       Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                     -----------------------       -----------------------
                                                                       2000           1999           2000           1999
                                                                     --------       --------       --------       --------
Net loss:                                                            $ (3,063)      $   (835)      $ (5,627)      $ (2,118)
Redeemable preferred stock accretion                                      -               (2)           -               (3)
Change in unrealized gains (losses) on short-term investments              10            -              (41)            (1)
Foreign currency translation adjustments                                   10            -               10            -
                                                                     --------       --------       --------       --------

Total comprehensive loss                                             $ (3,043)      $   (837)      $ (5,658)      $ (2,122)
                                                                     ========       ========       ========       ========

9.  SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

        The Company operates in one business segment, which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company operates primarily in the United States and in Canada through its wholly-owned subsidiary Haptic. The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer.

Geographic revenue as a percentage of total revenue was as follows:


                                 Three Months Ended           Six Months Ended
                                      June 30,                    June 30,
                                 ------------------          ------------------
REVENUE BY REGION                2000          1999          2000          1999
                                 ----          ----          ----          ----
North America                      60%           78%           67%           72%
Europe                             24%           11%           21%           13%
Far East                           15%           10%           12%           14%
Rest of the world                   1%            1%            0%            1%
                                 ----          ----          ----          ----
     Total                        100%          100%          100%          100%
                                 ====          ====          ====          ====

For the periods presented we derived a significant amount of revenue from individual countries as follows:

                                Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                                ------------------           ------------------
MAJOR COUNTRIES                 2000          1999           2000          1999
                                ----          ----           ----          ----
United States                     59%           77%            65%           71%
Germany                           14%            *             10%            *
Tawain                            10%            *              *            11%

* Revenue derived from country represented less than 10% for the period.

SIGNIFICANT CUSTOMERS

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:


                               Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                               ------------------          --------------------
                               2000          1999          2000            1999
                               ----          ----          ----            ----
Customer A                       23%            *            23%              *
Customer B                        *            16%            *              19%
Customer C                        *            18%            *              10%
Customer D                       12%            *             *               *
                               ----          ----          ----            ----
     Total                       35%           34%           23%             29%
                               ====          ====          ====            ====

* Revenue derived from customer represented less than 10% for the period.

As of June 30, 2000, customer D accounted for 27% of the Company's trade receivables. As of December 31, 1999, customer B represented 13% of the Company's trade receivables. The remaining customers accounted for less than 10% of the Company's trade receivable for the periods presented.

10. CONTINGENCIES

        The Company has received claims from third parties asserting that the Company's technologies, or those of its licensees, infringe on the other parties' intellectual property rights. Management believes that these claims are without merit and, with respect to each, has obtained or is in the process of obtaining written non-infringement and/or patent invalidity opinions from outside patent counsel. Accordingly, in the opinion of management, the outcome of such claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


11. SUBSEQUENT EVENTS

        During the third quarter of 2000 the Company signed definitive agreements to acquire two privately-held companies, HT Medical Systems, Inc. (HT Medical) and Virtual Technologies, Inc. (VTI). HT Medical, located in Gaithersburg, Maryland, has been a leading developer of advanced medical simulation systems since 1987. It is expected that HT Medical will become a wholly-owned subsidiary of Immersion and its 50 employees would remain located in Gaithersburg, Maryland. The HT Medical transaction is intended to be accounted for as a pooling of interests. VTI, located in Palo Alto, California is a developer of tactile feedback technologies that are primarily used in 3D graphical environments for computer-aided design and computer-based training. It is planned that VTI will become a wholly-owned subsidiary of Immersion and its 17 employees with remain in Palo Alto, California. The VTI transaction is intended to be accounted for as a purchase.

        The closing of the HT Medical acquisition is subject to registration with the SEC of the Immersion common stock to be issued in the transaction, approval by the holders of more than two-thirds of HT Medical's capital stock and other customary closing conditions. The VTI acquisition is subject to approval by a majority of the shareholders of VTI and other customary closing conditions. There can be no assurance that the transactions will be completed.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward looking statements include but are not limited to the Company's plans regarding increasing royalty revenue, royalty-bearing cursor control products, stimulating demand for touch-enabled products, expectations of gross margin, expenses, new product introduction, and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described below in "Factors that May Affect Future Results," these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


OVERVIEW

        Immersion Corporation was incorporated in California in 1993 and reincorporated in Delaware in 1999. The Company's principal executive offices are located at 801 Fox Lane, San Jose, California 95131. The Company's telephone number is (408) 467-1900. The Company's website is www.immersion.com.

        We develop hardware and software technologies that enable users to interact with computers using their sense of touch. Our patented technologies, which we call TouchSense(TM), enable devices, such as mice, joysticks, knobs, and steering wheels, to deliver tactile sensations that correspond to on-screen events. We focus on four application areas - consumer computer peripherals, automotive interfaces, medical simulation products and specialized computer peripherals for professional and industrial applications. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We currently license our technology to market leaders in these areas, including companies such as Microsoft, Logitech and BMW. In lower volume markets, such as medical simulation and three-dimensional computer imaging, we focus on both product sales and technology licensing. In all market areas, we engage in development projects for third parties. Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch and feel become as common as graphics and sound in the modern computer user interface.

        We hold 57 U.S. patents covering various aspects of our hardware and software technologies and have over 180 patent applications pending in the U.S. and abroad. To date, we have licensed our intellectual property to more than 16 companies, including market leaders Microsoft and Logitech, which incorporate our patented touch-enabling technologies, together with other technologies necessary for computer gaming peripherals, into joysticks, gamepads and steering wheels that they manufacture. To target the computer mouse market, we have licensed our touch-enabling intellectual property to multiple mice manufacturers, including market leader Logitech. Logitech began marketing and selling the first version of its touch-enabled mouse during the fourth quarter of 1999. In the automotive market, we have licensed our touch-enabling technologies to BMW for use in automotive controls. In the medical simulation market, we manufacture and sell a number of low volume specialized medical products, including devices for simulating laparoscopic and endoscopic surgical procedures. With respect to professional and industrial applications, we manufacture specialized computer peripherals, including computer digitizing devices that allow users to create three-dimensional computer models directly from physical objects, touch-enabled joysticks and steering wheels for use in arcades, and an advanced computer mouse used for mapmaking.

Results of Operations for the three months and the six months ended June 30, 2000 and 1999 are as follows:

                                                   June 30,              Change
                                             ----------------------------------
REVENUES                                      2000          1999
                                             ------        ------
                                                ($ In thousands)
Three months ended:

Royalty revenue                              $  982        $  141           596%
Product sales                                 1,047         1,048             0%
Development contracts and other                 525           438            20%
                                             ------        ------
Total Revenue                                $2,554        $1,627            57%
                                             ======        ======


Six months ended:

Royalty revenue                              $1,866        $  622           200%
Product sales                                 2,267         2,133             6%
Development contracts and other                 883           748            18%
                                             ------        ------
Total Revenue                                $5,016        $3,503            43%
                                             ======        ======

        Total Revenue. Our total revenue for the second quarter of fiscal 2000 increased by $927,000 or 57% from the second quarter of fiscal 1999. Royalty revenue for the three-month period ended June 30, 2000 grew to $982,000 from $141,000 for the three-month period ended June 30, 1999, a 596% increase. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charge for our intellectual property portfolio including $587,000 of revenues recognized under the Microsoft agreement and $234,000 recognized from automotive licenses during the current period. Revenue recognized under the Microsoft agreement will end mid-July 2000. During the quarter we signed a licensing and development agreement with BMW under which we will recognize both licensing revenue and development contract revenue in amounts determined by the cost-to-cost percentage-of-completion accounting method over the next two years. Product sales remained constant for the three-month period ended June 30, 2000 as compared to the same period ended June 30, 1999. Although total product sales remained constant we did experience an increase during the second quarter of 2000 of $134,000 and $96,000 in the sales of our MicroScribe-3D products and our microprocessors respectively versus the second quarter of 1999. Increases in the product categories mentioned above were offset by a decrease in sales of our professional medical products of $229,000 for the second quarter of 2000 versus the second quarter of 1999 mainly due to the timing of new products launched by our medical customers, into which our products are integrated. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during the second quarter of fiscal 2000 from an increase in related development activity on commercial contracts namely the Geometrix strategic partnership agreement to develop LightScribe-3D products.

        Our total revenue for the first half of fiscal 2000 increased by $1.5 million or 43% from the first half of fiscal 1999. All revenue categories experienced growth during the first half of fiscal 2000 with the largest increase in royalty revenues of $1.2 million or 200%. The increase is attributable to the slightly less than $1.2 million recognized under the Microsoft agreement during the six months ended June 30, 2000. We did not recognize any revenue under this agreement for the same period ended June 30, 1999. As mentioned above, revenue recognized under the Microsoft agreement will end mid-July 2000. The increase in product sales for the six-month period ended June 30, 2000 of $134,000 is mainly attributable to the increased sales of our MicroScribe-3D products offset by lower sales in other product categories. The increase in development contract and other revenue of $135,000 for the first half of fiscal 2000 compared to the first half of fiscal 1999 is due to an increase in related development activity on commercial contracts.

        We categorize our geographic information into four major regions: North America, Europe, Far East, Rest of the world. In the second quarter of fiscal 2000, revenue generated in North America, Europe, and Far East represented 60%, 24%, and 15% respectively compared to 78%, 11%, and 10% respectively, for the second quarter of fiscal 1999. The shift in revenues among regions is mainly due to an increase in licensing and development contract efforts for customers in Europe and the Far East in the second quarter of fiscal 2000 versus the second quarter of 1999 as well as the timing of product sales during the three months ended June 30, 2000. Professional medical products which have typically been sold to North American customers decreased during the second quarter of 2000 versus the second quarter of 1999 and microprocessors shipments sold to Far East customers increased for the same comparative periods.

        In the first half of fiscal 2000, revenue generated in North America, Europe, and Far East represented 67%, 21%, and 12% respectively compared to 72%, 13%, and 14% respectively, for the first half of fiscal 1999. The shift in revenues among regions is primarily due to an increase in licensing and development contract efforts for customers in Europe and a decrease in product shipments to customers in North America, mainly due to the timing of shipments of our professional medical products, for the six months ended June 30, 2000 versus the same period ended June 30, 1999.

                                                  June 30,               Change
                                           ------------------------------------
COST OF PRODUCT SALES                       2000           1999
                                           ------         ------
                                              ($ In thousands)
Three months ended:

Cost of product sales                      $  570         $  476             20%
      % of total product revenue               54%            45%


Six months ended:

Cost of product sales                      $1,193         $  970             23%
      % of total product revenue               53%            45%

        Cost of Product Sales. Cost of product sales increased by $94,000 or 20% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase is due to a combination of increased overhead costs and the mix of product sold. The increase in overhead costs contributed $63,000 to the overall increase while the shift in product mix due to increased sales of our MicroScribe-3D and our microprocessors which have higher cost of product sales than our professional medical products accounted for the remainder of the increase in cost of products sold for the three months ended June 30, 2000.

        Cost of product sales increased by $223,000 or 23% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase is due to a combination of increased overhead costs and the mix of product sold. The increase in overhead costs contributed $105,000 to the overall increase while the shift in product mix due to increased sales of our MicroScribe-3D and our microprocessors which have higher cost of product sales than our professional medical products accounted for the remainder of the increase in cost of products sold for the six months ended June 30, 2000.

                                                                          June 30,               Change
                                                                   ------------------------------------
OPERATING EXPENSES AND OTHER                                        2000           1999
                                                                   ------         ------
                                                                      ($ In thousands)
Three months ended:

Sales and marketing                                                $2,363         $  272            769%
      % of total revenue                                               93%            17%

Research and development                                           $  868         $  599             45%
      % of total revenue                                               34%            37%

General and administrative                                         $1,386         $  796             74%
      % of total revenue                                               54%            49%

Amortization of intangibles and deferred stock compensation        $1,121         $  345            225%
      % of total revenue                                               44%            21%


Six months ended:

Sales and marketing                                                $3,891         $  459            748%
      % of total revenue                                               78%            13%

Research and development                                           $1,544         $1,057             46%
      % of total revenue                                               31%            30%

General and administrative                                         $2,786         $1,548             80%
      % of total revenue                                               56%            44%

Amortization of intangibles and deferred stock compensation        $1,793         $  463            287%
      % of total revenue                                               36%            13%

In-process research and development                                $  887         $1,190            (25)%
      % of total revenue                                               18%            34%

        Sales and Marketing. Sales and marketing expenses increased by $2.1 million or 769% in the second quarter of fiscal 2000 compared to the same period last year. We began considerable planned growth of our sales and marketing team during the fourth quarter of fiscal 1999 to enable us to proliferate our TouchSense technologies across markets, platforms and applications. The significant increase noted was mainly due to increased headcount and related compensation, benefits, and overhead costs of $817,000. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under our co-marketing agreement with Logitech contributed $587,000 to the increase for the second quarter of fiscal 2000 over the same period during 1999. The remainder of the increase was associated with developer programs and production of showcase applications of our tools of $315,000, website development and maintenance of $98,000 and increased travel expenses of $62,000.

        Sales and marketing expenses increased by $3.4 million or 748% in the first half of fiscal 2000 compared to the same period last year. The significant increase was mainly due to increased headcount and related compensation, benefits, and overhead costs of $1.6 million. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under our co-marketing agreement with Logitech contributed $932,000 to the increase for the first half of fiscal 2000 versus the first half of fiscal 1999. The remainder of the increase was associated with developer programs and production of showcase applications of our tools of $365,000, website development and maintenance of $158,000 and increased travel expenses of $112,000. We anticipate sales and marketing expenses to continue to increase in absolute dollars due to the planned growth of our sales and marketing organizations and our co-marketing agreement with Logitech. Under the terms of the agreement, for a period of five calendar quarters, beginning in the first calendar quarter of 2000, the Company will reimburse Logitech for certain marketing related expenses not to exceed $200,000 per quarter. Only third-party marketing services that are targeted at promoting Logitech's touch-enabled mice are eligible for reimbursement. In addition, all promotional activities will have to be approved by the Company in advance. In order to remain eligible for reimbursement, Logitech will have to include the Company's brand and slogan on all its marketing materials that reference touch-enabled functionality or products, and commit to other conditions regarding its touch-enabled mice.

        Research and Development. Research and development expenses increased by $269,000 or 45% in the second quarter of fiscal 2000 compared to the same period last year. The increase is due to increased headcount and related compensation, benefits, and overhead costs of $224,000 and subcontracted non-recurring engineering expenses of $57,000 offset by minor decreases in other expense categories. The three-month period ended June 30, 2000 includes a full quarter of expenses related to research and development activities at our wholly-owned subsidiary, Haptic, which was acquired on March 9, 2000 via purchase accounting and is, accordingly, not reflected in our three months ended June 30, 1999 research and development expense.

        Research and development expenses increased by $487,000 or 46% in the first half of fiscal 2000 compared to the same period last year. The increase is due to increased headcount and related compensation, benefits, and overhead costs of $311,000 and subcontracted non-recurring engineering expenses of $141,000. We believe that continued investment in our research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

        General and Administrative. General and administrative expenses increased by $590,000 or 74% in the second quarter of fiscal 2000 compared to the same period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $238,000 and recruiting costs of $70,000. The remainder of the increase is due to increased legal expenses and investor expenses of $362,000 for our proxy, acquisition related matters, intellectual property litigation, annual report and our annual shareholder meeting held in June 2000.

        General and administrative expenses increased by $1.2 million or 80% in the second half of fiscal 2000 compared to the same period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $357,000 and recruiting costs of $378,000 for recruiting employees and board of director members. The remainder of the increase is due to increased legal expenses and investor expenses of $475,000 for our proxy, acquisition related matters, intellectual property litigation, annual report, annual shareholder meeting, and other costs related to being a public company. We expect that the dollar amount of general and administrative expenses will increase in the future as we continue to increase infrastructure and incur the additional costs of being a public company.

        Amortization of Intangibles and Stock Compensation. Amortization of intangibles and deferred stock compensation grew by $776,000 or 225% in the second quarter of fiscal 2000 compared to the same period last year. The increase in amortization of intangibles of $366,000 is mainly comprised of the $358,000 of amortization of goodwill and other purchased intangibles related to the acquisition of Haptic. Deferred stock compensation amortization increased by $410,000. Of the $410,000 increase, $345,000 is the result of amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Haptic's unvested options at the time of acquisition.

        Amortization of intangibles and deferred stock compensation grew by $1.3 million or 287% in the first half of fiscal 2000 compared to the same period last year. The increase in amortization of intangibles of $658,000 is comprised of $477,000 of amortization of goodwill and other purchased intangibles related to the acquisition of Haptic, and $181,000 of amortization related to purchased patents and technology. Deferred stock compensation amortization increased by $672,000. Of the $672,000 increase, $489,000 is the result of amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Haptic's unvested options at the time of acquisition, and $183,000 is related to the $1.5 million of deferred stock compensation recorded during the second quarter of fiscal 1999.

        In-Process Research and Development. During the six months ended June 30, 2000 we incurred a charge of $887,000 for in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Haptic compared to a charge of $1.2 million during the prior year resulting from the acquisition of Cybernet.

        Interest and Other Income, Net. Interest and other income consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income grew by $665,000 in the second quarter of fiscal 2000 compared to the same period last year and $1.4 million for the six months ended June 30, 2000 versus the six-month period ended June 30, 1999. The increase during the three and six months ended June 30, 2000 is due to the increase in cash and cash equivalents and short-term investments chiefly from the $48.3 million net proceeds or our public offering in November 1999.

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

        At June 30, 2000 our cash, cash equivalents and short-term investments totaled $37.7 million, down $13.6 million from $51.3 million at December 31, 1999. Excluding short-term investments our cash and cash equivalents totaled $22.8 million, down $23.7 million from $46.5 million at December 31, 1999.

        Net cash used in operating activities during the first half of fiscal 2000 was $4.2 million, a significant increase from the $195,000 used during the same period last year. Cash used in operations during the six-month period ended June 30, 2000 was comprised of our $5.6 million net loss, a decrease due to a change in deferred revenue of $983,000 mainly attributable to revenue recognized under the Microsoft agreement, a decrease due to a $586,000 change in accounts receivable and a decrease of $805,000 due to a change in prepaid expenses and other assets primarily the result of capitalization of patent application costs of $225,000 and a lump sum payment to buy out the future royalties due on our microprocessors of $370,000. Cash used in operations was offset by noncash activities of $2.9 million, including amortization of intangibles and deferred compensation of $1.8 million and the $887,000 one-time charge for in-process research and development relating to the Haptic acquisition and a $977,000 increase in accrued liabilities mostly due to the timing of payments to vendors used on our new corporate facilities.

        Net cash used in investing activities during the first half of fiscal 2000 was $19.9 million, a considerable increase from the $345,000 used during the same period last year. Net cash used in investing during the period was made up of $18.3 million purchases of short-term investments offset by sales and maturities of $8.1 million, $6.5 million purchases of equity investments in privately-held companies, $2.0 million to purchase capital equipment and leasehold improvements on our new corporate facilities and information technology infrastructure, and $581,000 related to the Haptic acquisition. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

        During January 2000 the Company signed a noncancelable operating lease for expanded facilities, which will expire in 2005, five years from the lease commencement date of June 2000. The operating lease payments in fiscal year 2000 on the new lease are expected to be approximately $500,000. The aggregate of the lease payments after fiscal year 2000 on the new lease are expected to be approximately $3.8 million. Subsequent to quarter end June 30, 2000 the Company was released from all further obligations under the operating lease for its former corporate headquarters.

        At June 30, 1999 our cash, cash equivalents and short-term investments totaled $2.4 million, down $590,000 from $3.0 million at December 31, 1998. Excluding short-term investments our cash and cash equivalents totaled $2.2 million, down $388,000 from $2.6 million at December 31, 1998.

        Net cash used in operating activities during the first half of fiscal 1999 was $195,000. Cash used in operations during the six-month period ended June 30, 1999 was comprised of our $2.1 million net loss, offset by noncash activities of $1.9 million, including the $1.2 million one-time charge for in-process research and development relating to the Cybernet technology acquisition.

        Net cash used in investing activities during the first half of fiscal 1999 was $345,000 which was made up of $323,000 to purchase patents and technology, $153,000 to purchase capital equipment offset by sales and maturities of short term investments of $201,000.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE MARKET FOR OUR TOUCH-ENABLING TECHNOLOGIES IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

        The market for touch-enabling technology is at an early stage and if we and our licensees are unable to develop consumer demand for our licensees' products we may not achieve or sustain revenue growth. To date, consumer demand for our technologies has been limited to the computer gaming peripherals market, and sales of joysticks and steering wheels incorporating our touch-enabling technologies in that market began only in late 1996 and 1998, respectively.

        We are currently working to increase the demand for our touch-enabling technologies in the general purpose personal computer market by licensing touch-enabling technologies for computer mice and in the automotive market by licensing out touch-enabling technologies for automotive controls. The first computer mouse incorporating our touch-enabling technologies was launched by Logitech, one of our licensees, during the fourth quarter of 1999. This touch-enabled mouse is the first entrant in a new category of touch-enabled computer cursor control devices. Although we expect additional royalty-bearing, touch-enabled mouse products to ship by the end of the 2000 calendar year, touch-enabled mice may not achieve commercial acceptance or generate significant royalty revenue for us. In addition, software developers may elect not to create additional games or other applications that support our touch-enabling technology. In the automotive market, we have licensed our touch-enabling technologies to BMW for use in automotive controls and have entered into a strategic partnership with ALPS, which designates ALPS as a preferred supplier of Immersion's TouchSense-enabled automotive controls. Our efforts to increase our royalty revenue in these markets may be unsuccessful.

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

WE HAD AN ACCUMULATED DEFICIT OF $14.2 MILLION AS OF JUNE 30, 2000, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

        -  increase our sales efforts;

        - incur additional expenses related to the operation of businesses we acquire;

        -  continue to develop our technologies;

        -  pursue strategic relationships; and

        -  protect and enforce our intellectual property.

        If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

OUR HISTORICAL FINANCIAL INFORMATION DOES NOT REFLECT OUR BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH THROUGH ROYALTY PAYMENTS FROM SALES BY OUR LICENSEES OF TOUCH-ENABLED PRODUCTS, A STRATEGY FROM WHICH HISTORICALLY WE HAVE DERIVED LESS THAN ONE-THIRD OF OUR REVENUES.

        We cannot predict our future revenues based on our historical financial information. Historically, we derived the majority of our revenues from product sales, including sales of devices used to create three dimensional computer images of small objects, medical simulation products and a specialized non-touch enabled computer mouse used for mapmaking. Historically, we have also derived revenues from contracts with our licensees to assist in the development of our licensees' touch-enabled products and from development contracts with government agencies for touch-enabling technology. The majority of our historical product sales resulted from sales of products that did not utilize our touch-enabling technology but utilized related advanced computer peripheral technologies.

        Our current marketing, research and development activities concentrate on licensing our touch-enabling technology to a greater degree than in the past. Accordingly, our historical results should not be relied upon as an indicator of our future performance. For example, we derived only 6% of our total revenues for 1998 from royalty revenue. By contrast, for 1999, we derived 28% of our total revenues from royalty revenue, for the six months ended June 30, 2000 we derived 37% of our total revenues from royalty revenue, and for the three months ended June 30, 2000 we derived 38% of our total revenues from royalty revenue. We anticipate that royalty revenue from licensing our technologies will constitute an increasing portion of our revenues; however, on a period-to-period basis royalty revenue as a percentage of total revenue may vary significantly due to factors such as the timing of new product introductions and the seasonality of royalty revenue. In addition, HT Medical and VTI have historically derived most of their revenues from product sales. If either or both of the HT Medical and VTI acquisitions are completed, our revenues attributable to products sales are likely to increase in the short term.

IF THE ACQUISITIONS OF HT MEDICAL AND VTI ARE COMPLETED, INTEGRATION MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

        We recently announced the signing of definitive agreements providing for the acquisition by Immersion of HT Medical, a corporation with approximately 50 employees based in Gaithersburg, Maryland and, in an unrelated transaction, VTI, a corporation with approximately 20 employees based in Palo Alto, California. Immersion, HT Medical and VTI have different technologies, products and business operations that have operated independently. The combination of these three businesses after the completion of the acquisitions may be difficult. If we fail to integrate the businesses successfully the operating results of the combined company could be adversely affected and the combined company may not achieve the benefits or operating efficiencies that we hope to obtain from the acquisitions. The uncertainties of whether HT Medical and VTI employees will remain with HT Medical, VTI, Immersion and/or the combined company after announcement of the merger and during the integration process may affect the business operations of each company. It may not be possible to retain enough key employees of HT Medical and VTI to operate those business effectively during the period prior to or after the completion of the acquisitions. Moreover, we do not know whether the products, systems and personnel of the three companies will be fully compatible.

WE HAVE IN THE PAST, AND MAY IN THE FUTURE, ENGAGE IN ACQUISITIONS THAT DILUTE STOCKHOLDER VALUE, DIVERT MANAGEMENT ATTENTION OR CAUSE INTEGRATION PROBLEMS.

        As part of our business strategy, we have in the past acquired, and may in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. We recently announced the signing of definitive agreements to acquire HT Medical and VTI. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

           -   unanticipated costs associated with the acquisitions;

           - use of substantial portions of our available cash to consummate the acquisitions;

           -   diversion of management's attention from other business concerns;

           -   difficulties in assimilation of acquired personnel or operations;
               and

           - potential intellectual property infringement claims related to newly acquired product lines.

        Any acquisitions, even if successfully completed, might not generate any additional revenue or provide any benefit to our business. We intend to account for the acquisition of HT Medical as a pooling of interests. If we are unable to do so and are required to account for the acquisition of HT Medical under the purchase method, our expenses will increase substantially reducing our net income or increasing our net loss in the future.

THE COSTS OF COMPLETING THE HT MEDICAL AND VTI ACQUISITIONS ARE SUBSTANTIAL, AND MAY AFFECT OUR RESULTS OF OPERATIONS.

        Completion of the acquisitions of HT Medical and VTI will result in total pre-tax costs estimated at between $1.5 and $2.0 million (including an $850,000 success fee to our financial advisors only if the HT Medical acquisition is completed), primarily relating to costs associated with combining the businesses of the two companies and the fees of financial advisors, attorneys, consultants and accountants. The completion of each of the acquisitions is subject to a number of conditions, including approval by the shareholders of each of HT Medical and VTI, and there can be no assurance that the acquisitions will close.

        Although we do not believe that the acquisition costs will exceed our estimate, our estimate may not be correct and unanticipated events could occur that will substantially increase the costs of combining the two companies. In any event, costs associated with the merger are likely to negatively affect our results of operations in the quarter in which the merger is completed.

OUR BUSINESS STRATEGY FOR ACHIEVING REVENUE GROWTH RELIES SIGNIFICANTLY ON ROYALTY PAYMENTS FROM SALES BY OUR LICENSEES OF THEIR TOUCH-ENABLED MICE PRODUCTS.

        If our licensees' touch-enabled mice products do not achieve commercial acceptance or if production or other difficulties that sometimes occur when a new product is introduced interfere with sales of our licensees' mice products, our ability to achieve revenue growth could be significantly impaired. The first computer mouse incorporating our technology was launched by Logitech, a licensee of our technology, during the fourth quarter of 1999. To date, sales of Logitech's current touch-enabled mouse product, the Wingman Force Feedback Mouse, have not reached desired levels. We believe that the facts that the current product is being marketed, in part, as a gaming product, that it was introduced late in the 1999 Christmas buying season, that it was relatively expensive, and that many popular software titles targeted at mice do not yet support force feedback, have contributed to slow sales of this product.

        We and Logitech amended our existing license agreement and product technology agreement in March 2000 to cover a new technology developed by us for lower-cost, touch-enabled mouse products to be targeted for use with productivity and web applications. In addition to their lower cost, these new mice products are designed to provide basic tactile feedback to users without additional external software support, and therefore to mitigate the need for external software development in order to create demand for TouchSense-enabled hardware products. In the second half of 2000, we expect Logitech to transition its manufacturing, sales and marketing efforts from the Wingman Force Feedback Mouse to these new lower-cost, touch-enabled mouse products. In addition, we recently licensed our lower-cost, touch-enabling mice technology to an additional manufacturer of computer mice. However, there can be no assurance that these new mice products will be widely accepted in the marketplace, and if it is not widely accepted, we may be unable to grow our revenues.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES' MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

        A key part of our primary business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. The sale of those products generates royalty revenue for us. For the year ended December 31, 1999, 28% of our total revenues was royalty revenue, for the six-month period ended June 30, 2000, 37% of our total revenues was royalty revenue, and for the three-month period ended June 30, 2000, 38% of our total revenues was royalty revenue. However, we do not control or influence the manufacture, promotion, distribution or pricing of products that are manufactured and sold by our licensees and that incorporate our touch-enabling technologies. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, those licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture than products that do not incorporate our touch-enabling technologies, and these difficulties may cause product introduction delays. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenues will not grow. Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, we would not receive related royalty revenue.

BECAUSE LOGITECH IS OUR ONLY LICENSEE CURRENTLY SELLING TOUCH-ENABLED MICE, OUR ROYALTY REVENUE FROM TOUCH-ENABLED MICE WILL BE SIGNIFICANTLY REDUCED IF LOGITECH DOES NOT EFFECTIVELY MANUFACTURE AND MARKET TOUCH-ENABLED MICE PRODUCTS.

        Although we have licensed our touch-enabling mouse technology to an additional licensee, Logitech is currently the only licensee selling touch-enabled mice. If Logitech does not effectively manufacture, market and distribute its touch-enabled mouse product, our royalty revenue from touch-enabled mice would be significantly reduced. In addition, a lack of market acceptance of the Logitech touch-enabled mouse might dissuade other potential licensees from licensing our technologies for touch-enabled mice and other products.

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

        Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:

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

           - the timing of introductions of new products and product enhancements by us, our licensees and their competitors;

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

THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THE WIDESPREAD ADOPTION AND SALE OF PRODUCTS INCORPORATING OUR TECHNOLOGIES.

        Personal computer gaming peripherals, computer mice and automotive controls incorporating our touch-enabling technologies are more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft and BMW, have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

IF OUR TECHNOLOGIES ARE UNABLE TO GAIN MARKET ACCEPTANCE OTHER THAN IN TOUCH-ENABLED JOYSTICKS AND STEERING WHEELS, OUR ROYALTY REVENUE GROWTH WILL BE LIMITED.

        Substantially all of our royalty revenue is derived from the licensing of our portfolio of touch-enabling technology for personal computer gaming peripherals such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is a substantially smaller market than either the mouse market or the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve royalty revenue growth.

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

        Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for its SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft's sales of licensed products, the agreement provides for a payment of $2.35 million, which we recognized in equal monthly increments over a one-year period that ended in mid-July 2000. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. We derived 13% of our total revenues and 48% of our royalty revenue for the twelve months ended December 31, 1999 from Microsoft. In addition, we derived 23% of our total revenues and 63% of our royalty revenues for the six months ended June 30, 2000 from Microsoft and 23% of our total revenues and 60% of our royalty revenues for the three months ended June 30, 2000 from Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

BECAUSE WE NO LONGER RECEIVE ROYALTY REVENUE UNDER OUR CURRENT AGREEMENT WITH MICROSOFT, OUR ROYALTY REVENUES IN FUTURE PERIODS MAY DECLINE.

        As described above, revenue recognized under our current agreement with Microsoft ended in mid-July 2000. Because the agreement with Microsoft accounted for a substantial portion of our royalty revenues, our royalty revenues in future periods will decline if we fail to enter into agreements with additional licensees of our touch-enabling technologies. We may not be successful in entering into such agreements.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

        We derived 13% of our total revenues and 32% of our royalty revenue for the twelve months ended December 31, 1999 from Logitech. For the six-month period ended June 30, 2000, we derived 7% of our total revenues and 20% of our royalty revenue from Logitech and for the three-month period ended June 30, 2000, we derived 3% of our total revenues and 8% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND COULD ADVERSELY AFFECT OUR BUSINESS.

        Intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, most of these claims have not led to any litigation. However, on June 18, 2000, we filed an action for patent infringement in the United States District Court for the Northern District of California against InterAct Accessories, Inc., one of our existing licensees, based on certain unlicensed gamepad products currently being marketed by InterAct. This litigation, like any litigation brought to protect and enforce our intellectual property rights, could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

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

COMPETITION TO OUR IMMERSION PROCESSORS MAY LEAD TO REDUCED PRICES AND SALES VOLUMES OF OUR MICROPROCESSORS.

        To date, the market for our Immersion Processors has been small. If the market grows, we expect more companies to compete in this market. Increased competition could result in significant price erosion, reduced revenues or loss of market share, any of which would have an adverse effect on our business and operating results. Currently, semiconductor companies, including Mitsubishi and ST Microelectronics, manufacture products that compete with our microprocessors, and ST Microelectronics has recently started selling to our licensees at least one competitive chip for use in low-end touch-enabled peripheral products. These companies may have greater financial, technical, manufacturing, distribution and other resources, greater name recognition and market presence, longer operating histories, lower cost structures and larger customer bases than we do. Accordingly, we may not be able to compete successfully against either current or future competitors.

WE MIGHT BE UNABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

        Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. We intend to hire additional sales, support, marketing and research and development personnel in 2000. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Several of our executive officers and key employees hold stock options with exercise prices considerably below the current market price of our common stock, which may impair our ability to retain the services of such employees.
In addition, our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

WE HAVE EXPERIENCED RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS.

        In addition to the employees of HT Medical and VTI that we will have to integrate if those acquisitions are completed, we are rapidly increasing the number of our employees in our San Jose headquarters. Our business may be harmed if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to support the costs associated with an increasing number of employees. Any future periods of rapid growth may place significant strains on our managerial, financial, engineering and other resources. The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

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

IF WE FAIL TO DEVELOP NEW OR ENHANCED TECHNOLOGIES FOR NEW APPLICATIONS AND PLATFORMS, WE MAY NOT BE ABLE TO CREATE A MARKET FOR OUR TECHNOLOGIES AND OUR ABILITY TO GROW AND OUR RESULTS OF OPERATIONS MIGHT BE HARMED.

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

OUR STOCK MAY BE VOLATILE.

        The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price or our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; new products or new contracts; competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; changes in financial estimates by securities analysts; and general market conditions. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against that company.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares.


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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in legal proceedings relating to some of its intellectual property rights. Specifically, in June 2000, the Company filed a complaint against InterAct Accessories, Inc. in the United States District Court for the Northern District of California (Case No. C-00-20663 JF). The complaint alleges that InterAct's Dual Impact and Barracuda 2 gamepads, and its V3FX and Concept 4 steering wheels, infringe three of the Company's United States patents. The Company seeks to recover compensatory damages, and based on allegations that InterAct's infringement is willful, to have such damages trebled. InterAct has filed an answer to the complaint denying infringement and asserting on various grounds, including in a declaratory relief counterclaim, that the patents-in-suit are invalid. The Company believes its claims to be meritorious, and intends vigorously to pursue them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its annual meeting of stockholders (the "Annual Meeting") on June 6, 2000, which was adjourned and reconvened on June 9, 2000, to consider and vote on the following proposals: (i) to elect two (2) members of the Board of Directors to serve for three-year terms as Class I directors (Proposal 1), (ii) to amend and restate the Certificate of Incorporation of the Company to eliminate the provision requiring an affirmative vote of at least 66 2/3% of the outstanding shares to amend or repeal the bylaws and certain provisions of the certificate of incorporation of the Company and to eliminate the right of stockholders to remove Board members without cause (Proposal 2), and (iii) ratification of Deloitte & Touche LLP as the Company's independent auditors (Proposal 3).

        Proposal 1. Steven Blank and Charles Boesenberg, each of whom was a director of the Company prior to the Annual Meeting, were elected as Class I Directors. Of the 14,166,175 shares voted at the Annual Meeting, 13,240,825 shares were voted for the election of Mr. Blank and 925,890 shares were withheld, and 14,148,856 shares were voted for the election of Mr. Boesenberg and 17,859 shares were withheld.

        Proposal 2. The Company's stockholders approved Proposal 2 with a vote of 10,988,078 shares voted for, 1,791,499 shares voted against and 159,764 shares abstaining. The total number of shares eligible to vote as of the record date was 16,023,628.

        Proposal 3. The Company's stockholders approved Proposal 3 with a vote of 14,144,910 shares voted for, 16,316 shares voted against and 5,489 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        The following exhibits are filed herewith:

Exhibit
Number                            Description
------                            -----------
 3.1    Amended and Restated Certificate of Incorporation.
27.1    Financial Data Schedule for the period ended June 30, 2000.

-------------

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                        IMMERSION CORPORATION
                                        Registrant




Date:  August 14, 2000                  /s/ Louis Rosenberg
                                        ----------------------------------------
                                               Louis Rosenberg
                                        Chairman, President and Chief Executive
                                        Officer




Date:  August 14, 2000                  /s/ Victor Viegas
                                        ----------------------------------------
                                               Victor Viegas
                                        Vice President, Finance and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------
 3.1    Amended and Restated Certificate of Incorporation.
27.1    Financial Data Schedule for the period ended June 30, 2000.

-------------