Form 10-Q
period 2000-09-30
IMMERSION CORP
filed 2000-11-14
CIK 1058811

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

       [   ] TRANSITION REPORT UNDER SECTION 13 OR A5(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934  (no fee required)



                        Commission file number 000-27969

                              IMMERSION CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                                                   94-3180138
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. employee Identification No.)


      801 Fox Lane, San Jose, California                                          95131
   ----------------------------------------                                     ----------
   (Address of principal executive offices)                                     (Zip code)



                    Issuer's telephone number: (408) 467-1900






         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]







  Number of shares of Common Stock outstanding at November 8, 2000: 18,359,274

                              IMMERSION CORPORATION

                                      INDEX

                                                                                                               Page
PART I
FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2000
                  and December 31, 1999...........................................................................3

                  Condensed Consolidated Statements of Operations (Unaudited) for the three months and nine months Ended September 30, 2000 and 1999........................................4

                  Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months Ended September 30, 2000 and September 30, 1999..........................................5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)................................6

         Item 2.  Management's Discussion and Analysis

                  Management's Discussion and Analysis of Financial Condition and Results of Operations..........15


         Item 3.  Quantitative and Qualitative Disclosures About Market Risks....................................32


PART II
OTHER INFORMATION


         Item 5. Other Information...............................................................................33



         Item 6. Exhibits and Reports on Form 8-K................................................................33



SIGNATURES.......................................................................................................34

                                     PART I
                              FINANCIAL INFORMATION


 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              IMMERSION CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                   September 30,    December 31,
                                    ASSETS                                             2000             1999
                                                                                   -------------    ------------
                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents ....................................................      $ 24,899       $ 46,606
  Short-term investments .......................................................         8,002          4,781
  Accounts receivable, net of allowances of $147 and $173 respectively .........         2,457          1,362
  Inventories ..................................................................         1,475            949
  Prepaid expenses and other current assets ....................................         1,320          1,160
                                                                                      --------       --------

           Total current assets ................................................        38,153         54,858

Property and equipment, net ....................................................         3,627          1,316

Purchased intangibles and other assets, net ....................................        15,328          4,813

Other investments ..............................................................         6,500             --
                                                                                      --------       --------

Total assets ...................................................................      $ 63,608       $ 60,987
                                                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................      $  2,436       $  1,372
  Accrued compensation .........................................................           594            478
  Other accrued liabilities and income taxes payable ...........................         2,400            505
 Deferred revenue and customer advances ........................................           911          1,736
 Current portion of long-term debt .............................................           115            110
                                                                                      --------       --------

           Total current liabilities ...........................................         6,456          4,201
                                                                                      --------       --------

Long-term debt .................................................................         3,928          3,682

Other long-term liabilities ....................................................            --             39
                                                                                      --------       --------

           Total  liabilities ..................................................        10,384          7,922
                                                                                      --------       --------

Stockholders' equity:
  Common stock - $0.001 par value; 100,000,000 shares authorized; shares
    issued and outstanding: 18,328,930 and 17,047,023 respectively .............        89,421         71,173
  Warrants .....................................................................         1,969          1,958
  Deferred stock compensation ..................................................        (5,883)        (2,166)
  Accumulated other comprehensive income (loss) ................................            (4)            19
  Note receivable from stockholder .............................................           (17)           (17)
  Accumulated deficit ..........................................................       (32,262)       (17,902)
                                                                                      --------       --------

           Total stockholders' equity ..........................................        53,224         53,065
                                                                                      --------       --------

Total liabilities and stockholders' equity .....................................      $ 63,608       $ 60,987
                                                                                      ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                            ----------------------       -----------------------
                                                                              2000          1999           2000           1999
                                                                            --------       -------       --------       --------
Revenues:
  Royalty revenue ....................................................      $    308       $   649       $  2,158       $  1,265
  Product sales ......................................................         2,153         1,547          5,179          4,479
  Development contracts and other ....................................         1,343           515          2,715          2,222
                                                                            --------       -------       --------       --------

           Total revenues ............................................         3,804         2,711         10,052          7,966
                                                                            --------       -------       --------       --------

Costs and expenses:
  Cost of product sales ..............................................         1,165           682          2,822          2,128
  Sales and marketing ................................................         2,914           988          7,713          2,239
  Research and development ...........................................         1,876         1,388          4,974          3,943
  General and administrative .........................................         2,408         1,973          5,852          4,023
  Amortization of intangibles and deferred stock compensation * ......         1,590           444          3,460            876
  Acquisition related charges ........................................         2,583            --          3,469          1,190
                                                                            --------       -------       --------       --------

          Total costs and expenses ...................................        12,536         5,475         28,290         14,399
                                                                            --------       -------       --------       --------

Operating loss .......................................................        (8,732)       (2,764)       (18,238)        (6,433)

Interest and other income ............................................           584            26          2,040             92
Interest expense .....................................................          (201)         (168)          (589)          (807)
                                                                            --------       -------       --------       --------

Net loss .............................................................        (8,349)       (2,906)       (16,787)        (7,148)

Redeemable convertible preferred stock accretion .....................            --             2             --              5
                                                                            --------       -------       --------       --------

Net loss applicable to common stockholders ...........................      $ (8,349)      $(2,908)      $(16,787)      $ (7,153)
                                                                            ========       =======       ========       ========

Basic and diluted net loss per share .................................      $  (0.46)      $ (0.41)      $  (0.96)      $  (1.10)
                                                                            ========       =======       ========       ========

Shares used in calculating basic and diluted net loss per share ......        17,955         7,085         17,509          6,478
                                                                            ========       =======       ========       ========


  * Amortization of intangibles and deferred stock compensation
     Amortization of intangibles .....................................      $    778       $   286       $  1,834       $    684
     Deferred stock compensation - sales and marketing ...............            80            22            143             41
     Deferred stock compensation - research and development ..........           517            58          1,048             21
     Deferred stock compensation - general and administrative ........           215            78            435            130
                                                                            --------       -------       --------       --------
          Total ......................................................      $  1,590       $   444       $  3,460       $    876
                                                                            ========       =======       ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                        2000               1999
                                                                                     -----------       -------------
Cash flows from operating activities:
  Net loss .......................................................................      $(16,787)      $(7,148)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ................................................           449           232
    Amortization of intangibles ..................................................         1,834           684
    Amortization of deferred stock compensation ..................................         1,552           192
    Amortization of discounts on notes payable ...................................           131           223
    In-process research and development ..........................................         2,045         1,190
    Loss on sale of equipment ....................................................            15            --
    Stock and options issued for consulting services and other ...................           593           729
    Non-cash interest expense ....................................................            --           413
    Changes in assets and liabilities:
      Accounts receivable ........................................................          (999)          533
      Inventories ................................................................          (290)         (185)
      Prepaid expenses and other assets ..........................................          (654)           29
      Accounts payable ...........................................................           520           402
      Accrued liabilities and income taxes payable ...............................         1,696           418
      Deferred revenue and customer advances .....................................          (826)        1,931
                                                                                        --------       -------
           Net cash used in operating activities .................................       (10,721)         (357)
                                                                                        --------       -------

Cash flows from investing activities:
  Purchases of short-term investments ............................................       (21,780)           --
  Sales and maturities of short-term investments .................................        18,536           451
  Purchase of property ...........................................................        (2,571)         (833)
  Proceeds from sale of equipment ................................................            10            --
  Purchases of patents and technology ............................................            --          (150)
  Acquisitions, net of cash acquired .............................................        (1,818)           --
  Other assets and investments ...................................................        (6,500)         (947)
                                                                                        --------       -------

           Net cash used in investing activities .................................       (14,123)       (1,479)
                                                                                        --------       -------

Cash flows from financing activities:
  Net proceeds from issuance of stock ............................................           266           740
  Exercise of stock options ......................................................           418           194
  Exercise of warrants ...........................................................            73             1
  Conversion of investment agreement .............................................            --          (862)
  Payments on notes payable ......................................................           (47)         (145)
  Proceeds from notes payable and capital leases .................................            --         3,113
                                                                                        --------       -------

           Net cash provided by financing activities .............................           710         3,041
                                                                                        --------       -------


Net increase (decrease) in cash and cash equivalents .............................       (24,134)        1,205

  Adjustment for change in HT's fiscal year-end ..................................         2,427            --
                                                                                        --------       -------
Cash and cash equivalents:
  Beginning of the period ........................................................        46,606         2,595
                                                                                        --------       -------

  End of the period ..............................................................      $ 24,899       $ 3,800
                                                                                        ========       =======

Supplemental disclosure of cash flow information :
  Cash paid for taxes ............................................................      $      2       $     1
                                                                                        ========       =======
  Cash paid for interest .........................................................      $     59       $    60
                                                                                        ========       =======
Noncash activities:
  Assets purchased under capital leases ..........................................      $     --       $    45
                                                                                        ========       =======
  Conversion of investment agreement to equity ...................................      $     --       $   862
                                                                                        ========       =======
  Change in net unrealized gains (losses) from short-term investments ............      $    (23)      $     1
                                                                                        ========       =======
  Issuance of equity instruments for patents, technology and licenses ............      $     --       $ 5,221
                                                                                        ========       =======
  Issuance of equity instruments for acquisition .................................      $ 11,580       $    --
                                                                                        ========       =======
  Assumption of stock options for acquisition ....................................      $     58       $    --
                                                                                        ========       =======
  Issuance of warrants ...........................................................      $     --       $   808
                                                                                        ========       =======
  Accretion of redeemable preferred stock ........................................      $     --       $     5
                                                                                        ========       =======

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with generally accepted accounting principles. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K and the audited financial statements of HT Medical Systems Inc. ("HT") for the year ended May 31, 2000 included in our Form S-4 filed in September 2000.


         In September 2000, the Company acquired all outstanding shares of HT common and preferred stock (see Note 2). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if HT and the Company had always been combined. Prior to the merger, HT had operated on a fiscal year ended May 31. In recording the pooling of interests combination, the Company's consolidated statements of operations for the three and nine months ended September 30, 2000 have been combined with HT's statements of operations for the same periods. The Company's consolidated statements of operations for the three and nine months ended September 30, 1999, have been combined with HT's statements of operations for the three and nine months ended February 29, 2000. The consolidated balance sheets of the Company as of September 30, 2000 and December 31, 1999, have been combined with the balance sheets of HT as of September 30, 2000 and May 31, 2000 respectively.


         The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or stockholders' equity.

2.   BUSINESS COMBINATIONS

PURCHASE TRANSACTIONS

         In March 2000, the Company acquired all outstanding shares of Montreal-based Immersion Canada Inc. ("Immersion Canada") formally named Haptic Technologies Inc. for approximately $6.8 million, consisting of 141,538 shares of the Company's common stock and $338,000 paid in cash. Immersion Canada develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition, Immersion Canada became a wholly-owned subsidiary of Immersion and will continue operations in Montreal, Canada. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company's reported results of operations. Immersion Canada operates on a fiscal year ending on August 31. Accordingly, the Company will consolidate the results of Immersion Canada based on Immersion Canada's fiscal quarters ended February 28, May 31, August 31, and November 30 combined with the Company's calendar quarters ended March 31, June 30, September 30, and December 31, respectively.

         In connection with the transaction, the Company assumed unvested options of Immersion Canada resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years. The Immersion Canada option plan was established in February 2000 and under the plan the Company may grant options to purchase up to 391,238 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of September 30, 2000 there were 391,238 such options outstanding.

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

         The first of these projects focuses on providing products for moving vehicles that use computers in their instrumentation and control panels and targets both end-user in-vehicle systems and design phase solutions. The product being developed is a software product to be bundled with a haptic peripheral device. The software product is designed to provide a touch feedback module for the peripheral device, which will introduce the sense of touch into the interface allowing designers to feel the buttons on the screen as they design the control panel. This product is expected to be released in late FY 2000 and at the time of the acquisition was approximately 50% complete with estimated costs to complete the development of $60,000. The second of these projects is the MilleniumCat technologies, aimed at the multimedia market that will offer a full high fidelity affordable haptic device. Immersion Canada currently sells the PenCat/Pro, a stylus based touch-enabled computer interface device. The MilleniumCat product will be the next generation PenCat/Pro offering both the hardware device utilizing a mouse and the next generation multimedia feedback technology associated with Immersion Canada's developed suite of products that combine audio, graphics, speech, video and other media into one package solution for customers. This product is expected to be released late FY 2000 and at the time of the acquisition was estimated to be 67% complete with estimated costs to complete the development at $50,000. The third of these projects is aimed at the engineering and artistic creation market. Immersion Canada's current product PenCat/Pro targets 3D designers that have a need for advanced input technologies. The PenCat/Pro product used by 3D designers will be replaced by the MilleniumCat product in FY 2001. While this product incorporates much of the MilleniumCat product, it will require some additional software and a different user interface and thus at the time of the acquisition was estimated at 40% complete with estimated costs to complete development of $20,000.

         The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by Immersion Canada's management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to the total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and Immersion Canada, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 15%, 20%, and 25% were used respectively. The discount rates considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the developed technologies are expected to continue through the beginning of FY 2002, while revenue from in-process technologies are expected to commence late FY 2000 and continue through a portion of FY 2004.

         In August 2000, the Company acquired all outstanding shares of Virtual Technologies Inc. ("VTI") for approximately $7.75 million, consisting of 320,598 shares of the Company's common stock and $965,000 paid in cash. VTI develops and markets hardware and software products that are used throughout the world in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications as well as research. As a result of the acquisition, VTI became a wholly-owned subsidiary of Immersion and will continue operations in Palo Alto, California. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company's reported results of operations.

          In connection with the transaction, the Company assumed unvested options of VTI resulting in deferred stock compensation of $282,000, which will be amortized over the remaining vesting period of approximately five years. The VTI option plan was established in August 2000 and under the plan the Company may grant options to purchase up to 500,000 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of September 30, 2000 there were 452,000 such option grants outstanding.

         The aggregate purchase price of $7.75 million (including acquisition costs) has been allocated to the assets and in-process research and development acquired. The total purchase price was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:

Tangible assets                          $  419
In-process research and development       1,158
Intangible assets:
     Goodwill                             1,814
     Core technology                      2,344
     Developed technology                   552
     Workforce                              394
     Patents                                855
     Tradename                              214
                                         ------
                                         $7,750
                                         ======

         The goodwill, core technology, patents, and tradename are being amortized over their estimated useful lives of 5 years. The developed technology and workforce are being amortized over their estimated useful lives of 1.5 and 2 years, respectively. The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

         As indicated above, the Company recorded a one-time charge of $1.2 million upon the acquisition in August 2000 for purchased in-process research and development related to three development projects. The charge related to the portion of these products that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

         The first of these projects is the development of SimStudio, a software product solution which will enable digital testing and evaluation of prototypes. SimStudio will permit digital prototypes to be tested for ease of assembly and inspected for fit, functionality and ergonomics by virtual design teams located anywhere in the world, working collaboratively and in real time. This product is expected to be released in the fourth quarter of 2000 and at the time of the acquisition was approximately 60% complete with estimated costs to complete the development of $135,000. The second of these projects is the CyberTalon, a lightweight low cost, hand-based interface used for measuring the position of the hand in three-dimensional space. This product is expected to be released at the end of 2001 and at the time of the acquisition was approximately 31% complete with estimated costs to complete the development of $230,000. The third of these projects is CyberForce, an extension of CyberGrasp, adding grounded forces. CyberGrasp is an option for the CyberGlove that adds force feedback to the fingertips. CyberGrasp users can feel the three-dimensional graphical objects being manipulated on the screen as if they were real, physical objects. This first version of the product is expected to be released in December 2000, additional safety features and testing, manufacturability and software programs will also be developed. At the time of the acquisition CyberForce was estimated to be 71% complete with estimated costs to complete the development at $68,000.

         The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by VTI's management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from VTI, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold multiplied by the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 20%, 25%, and 30% were used respectively. The discount rates considered both the inherent risk and expected growth of the developed and in-process technologies at the acquisition date. A small portion of the revenue for FY 2000 is attributable to the in-process products while the remainder is due to the existing products. The majority of 2001 revenue is attributable to the in-process products. As new technologies are developed and future products are launched in 2002 and beyond, the level of revenue attributable to the in-process products declines as a precent of revenue. The in-process products are expected to have five year lives.


POOLING TRANSACTION

                    As discussed in Note 1, the Company completed its merger with HT in September 2000 in a business combination accounted for as a pooling of interests. HT, a developer and manufacturer of state-of-the-art products that simulate hands-on medical procedures to create realistic training environments for doctors and other healthcare personnel, became a wholly-owned subsidiary of the Company upon consummation of the merger. Under the terms of the agreement, the former holders of HT securities received shares, warrants and options of Immersion common stock at the rate of 0.5176 shares of Immersion common stock for each share of HT common and preferred stock. The Company issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of HT common and preferred stock, assumed 195,670 common and preferred stock warrants, assumed a convertible note convertible into 226,450 shares of the Company's common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of HT options assumed pursuant to the agreement and granted after the merger. In connection with the merger, the Company incurred one-time expenses of approximately $1.4 million, which are included in acquisition related charges in the condensed consolidated statement of operations for the three and nine months ended September 30, 2000.

                  Prior to the combination, HT's fiscal year ended on May 31. Subsequent to the pooling, HT changed its year-end to December 31, to conform with that of the Company. In recording the business combination, HT's statements of operations for the three and nine months ended September 30, 2000 were combined with the Company's consolidated statements of operations for the same periods. HT's statements of operations for the three and nine months ended February 29, 2000 were combined with the Company's consolidated statements of operations for the three and nine months ended September 30, 1999, respectively. As a result, HT's results of operations for the two months ended February 29, 2000 have been included in both nine-month periods ended September 30, 1999 and 2000. The consolidated balance sheets of the Company as of September 30, 2000 and December 31, 1999, have been combined with the balance sheets of HT as of September 30, 2000 and May 31, 2000 respectively. Revenue and net loss of HT for the two months ended February 29, 2000 were $444,000 and $779,000, respectively. The table below summarizes the components of the combined results of operations for the three and nine months ended September 30, 2000 and 1999.


NET REVENUE  (In thousands)

                  Three Months Ended          Nine Months Ended
                     September 30,              September 30,
                   2000        1999          2000           1999
                  -------------------       ----------------------
Immersion         $2,995      $ 2,082       $  8,012       $ 5,585
HT                   809          637          2,056         2,395
Eliminations          --           (8)           (16)          (14)
                  ------      -------       --------       -------
Total             $3,804      $ 2,711       $ 10,052       $ 7,966
                  ======      =======       ========       =======


NET LOSS (In thousands)

                 Three Months Ended          Nine Months Ended
                    September 30,               September 30,
                 2000         1999           2000          1999
               ---------------------       ----------------------
Immersion      $(5,783)      $(1,604)      $(11,409)      $(3,722)
HT              (2,566)       (1,302)        (5,378)       (3,426)
               -------       -------       --------       -------
Total          $(8,349)      $(2,906)      $(16,787)      $(7,148)
               =======       =======       ========       =======



    The combined results of operations include elimination of royalty revenue derived by Immersion from HT and certain reclassifications of HT's financial statements to conform to Immersion presentation. There were no adjustments required to conform HT's accounting policies to those of the Company.


3.   INVENTORIES

                                                                            September 30,      December 31,
                                                                                2000              1999
                                                                            -------------      ------------
                                                                                     (In thousands)
Raw materials and subassemblies ......................................            $1,148            $770
Work in process ......................................................                79              34
Finished goods .......................................................               248             145
                                                                                  ------            ----

Total ................................................................            $1,475            $949
                                                                                  ======            ====

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                                            September 30,      December 31,
                                                                                2000              1999
                                                                            -------------      ------------
                                                                                     (In thousands)
Cybernet consulting ..................................................            $  193            $  578
Prepaid royalties ....................................................               345                --
Prepaid insurance ....................................................                99               346
Prepaid rent .........................................................                 1                43
Research and development tax credit due from Canadian government .....                56                --
Deposits .............................................................               350                11
Other prepaids and other current assets ..............................               276               182

                                                                                  ------            ------
Total ................................................................            $1,320            $1,160
                                                                                  ======            ======

5.   PROPERTY

                                                                            September 30,      December 31,
                                                                                2000              1999
                                                                            -------------      ------------
                                                                                     (In thousands)
Computer equipment and purchased software ............................            $1,638            $  664
Machinery and equipment ..............................................             1,525             1,165
Furniture and fixtures ...............................................             1,286               565
Leasehold improvements ...............................................               697               165
                                                                                  ------            ------

Total ................................................................             5,146             2,559
Less accumulated depreciation ........................................             1,519             1,243
                                                                                  ------            ------

Property, net ........................................................            $3,627            $1,316
                                                                                  ======            ======



6.   OTHER INVESTMENTS

         At September 30, 2000, other investments included $6.5 million of equity investments in privately-held companies accounted for under the cost method. The Company intends to hold its equity investments for the long term and monitors whether there has been other-than-temporary declines in value of these investments based on management's estimates of their net realizable value taking into account the companies' respective financial condition and ability to raise third-party financing. During the second quarter of fiscal 2000 the Company made a $5 million strategic investment in Geometrix, Inc. ("Geometrix"), the developer of the 3Scan (TM) product line which enables creation of three-dimensional models through the use of digital cameras. At September 30, 2000 the $5 million investment was comprised of $1.8 million representing the purchase of

880,000 shares of Series B Preferred Stock or an 8% ownership interest and a $3.2 million unsecured convertible promissory note. The unsecured convertible promissory note has a voluntary conversion feature which expired August 15, 2000 and an automatic conversion feature which is triggered when the Company's ownership percentage is reduced to less than 8% as a result of additional financing raised by Geometrix exceeding certain minimum amounts. The automatic conversion feature limits the amount of the promissory note converted such that the Company's ownership interest does not exceed 8%. The note accrues interest at a rate of 7% per annum and the note plus accrued interest, if not converted by June 12, 2002, is due in two payments over a one-year period. The Company also signed a strategic partnership agreement with Geometrix during the second quarter of fiscal 2000 to develop products for the three-dimensional Web marketplace. Under the agreement, Geometrix has contracted with Immersion for development work. Revenues under this contract are recognized based on the cost-to-cost percentage-of-completion accounting method in accordance with our revenue recognition policy. The remainder of $1.5 million of investments represents a $1.0 million equity investment in There, Inc., a technology application developer, and $500,000 equity investment in EndPoints, Inc., an application specific integrated circuit design semiconductor company. Both investments represent less than a 5% ownership interest.

7.       LONG-TERM DEBT

         On August 10, 1999, HT issued a $3,000,000 Secured Convertible Promissory Note (the "Note") to Medtronic Asset Management, Inc. ("Medtronic"). On March 3, 2000, an additional $500,000 was borrowed under the Note. The $3.5 million note bears interest at a rate of 8% per annum and is due on August 10, 2002. Medtronic may elect to convert all or any part of the outstanding principal plus a pro rata share of accrued interest into shares of the Company's common stock, at a conversion price of $15.46 per share.

         In connection with the original issuance of the Note and then amended in connection with the additional borrowing in March 2000, HT granted Medtronic a warrant, which is now exercisable to purchase 129,400 shares of the Company's common stock at $15.46 per share. The warrant expires on the later of November 10, 2000 or six months after the closing of HT's sale of at least $6 million of capital stock. The Company allocated $1,126,849 of the note payable proceeds to the warrant based on its estimated fair value and will amortize this amount to interest expense using the effective interest method over the three year period that the related debt is expected to be outstanding. The effect of this allocation results in an effective interest rate of approximately 17%.

         Medtronic was also given the right of first offer for additional development agreements. Under the specific terms of the right of first offer, HT must notify Medtronic if it has received a written offer, or if it is seeking to find a third party to enter a development agreement to develop a simulation system within a field in which Medtronic is active. If Medtronic is interested in participating in a development agreement then Medtronic has a forty-day period to negotiate exclusively with HT. If an agreement is not reached within this forty-day period, the Company may enter into an agreement with a third party, provided that the terms of the agreement are more favorable to HT than the offer presented by Medtronic.

         In April 2000, HT entered into a Master Loan and Security Agreement with Third Coast Capital. Per the terms of this agreement HT may borrow up to $500,000 through April 1, 2001; however, HT must borrow at least $250,000 prior to October 1, 2000. All borrowings must be for the purchase of qualifying assets including telecommunication and office equipment or computers and will be secured by those assets. As the amounts are borrowed, each individual note has a term of 36 months and an annual interest rate of 10.5%. At the expiration of the term of the first note, HT will also have to make a lump sum payment equal to 10% of the greater of the asset valuation financed under that note or the line of credit balance. On April 11, 2000, HT borrowed $317,050 against this line of credit that is secured with certain furniture and equipment. In connection with the agreement, HT issued 10 year warrants, which are exercisable to purchase 1,617 shares of the Company's common stock at $15.46 per share. These warrants may be exercised at any time prior to April 9, 2010. HT allocated $11,281 of the proceeds to the warrant and will amortize this amount to interest expense using the effective interest method over the three-year period that the related debt is expected to be outstanding.

         In December 1997, HT entered into a subordinated note and warrant purchase agreement with SECA VII, under which HT was granted a subordinated promissory note for $500,000 with interest at the rate of 13% per annum. The note is secured by substantially all of HT's assets and by a life insurance policy on the HT's Founder and Chief Visionary Officer in the amount of $750,000. Under the terms of the note HT pays monthly interest payments and all principal and unpaid interest are due in full on December 31, 2002.

         In connection with the note, HT gave SECA VII a warrant. The warrant to purchase up to 31,056 shares of the Company's common stock is exercisable in increments of 776 shares at $5.16 per share and expires on June 30, 2003. SECA VII has certain put rights that allow it to have HT purchase the warrant or, if the warrant has been exercised, the shares of common stock issued upon exercise of the warrant, at any time during the six-month period prior to the maturity date of the subordinated note (or upon earlier acceleration of the note). If the warrant has been exercised, the purchase price of the put securities would be the fair market value of one share of common stock multiplied by the number of shares of common stock issued upon exercise of the warrant. If the warrant has not been exercised, the purchase price would be the amount by which the fair market value exceeds the $5.16 purchase price, multiplied by the number of shares for which the warrant is then exercisable.


8.   NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,               September 30,
                                                                            ---------------------       ----------------------
                                                                              2000         1999           2000          1999
                                                                            -------       -------       --------       -------
Numerator:

  Net loss ...........................................................     $ (8,349)      $(2,906)      $(16,787)      $(7,148)
  Redeemable preferred stock accretion ...............................           --             2             --             5
                                                                           --------       -------       --------       -------

Net loss applicable to common stockholders ...........................     $ (8,349)      $(2,908)      $(16,787)      $(7,153)
                                                                           ========       =======       ========       =======

Denominator:
  Weighted average common shares outstanding .........................       18,044         7,174         17,598         6,549
  Weighted average common shares held in escrow ......................          (89)          (89)           (89)          (71)
                                                                           --------       -------       --------       -------

  Shares used in computation, basic and diluted ......................       17,955         7,085         17,509         6,478
                                                                           ========       =======       ========       =======

Net loss per share, basic and diluted ................................      $  (0.46)      $ (0.41)      $  (0.96)      $ (1.10)
                                                                           ========       =======       ========       =======

         In November 1999, the Company's Board of Directors approved a 0.807-for-one reverse common and Series C and D preferred stock split and a 4.035-for-one Series A and B preferred stock split. All references to share and per-share data for all periods presented have been retroactively adjusted to give effect to the split.

         The Company's computation of net loss per share excludes 88,770 shares held in escrow. Conditions required to release these shares from escrow had not been satisfied as of September 30, 2000.


9.   COMPREHENSIVE LOSS

         The following table sets forth the components of comprehensive loss:

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,               September 30,
                                                                            ---------------------       ----------------------
                                                                              2000         1999           2000          1999
                                                                            -------       -------       --------       -------
  Net loss: ..........................................................      $(8,349)      $(2,906)      $(16,787)      $(7,148)
  Redeemable preferred stock accretion ...............................                         (2)                          (5)
  Change in unrealized gains (losses) on short-term investments ......           18            --            (23)           (1)
                                                                            -------       -------       --------       -------

Total comprehensive loss .............................................      $(8,331)      $(2,908)      $(16,810)      $(7,154)
                                                                            =======       =======       ========       =======

10. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

         The Company operates in one business segment, which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company operates primarily in the United States and in Canada through its wholly-owned subsidiary Immersion Canada. The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer.

Geographic revenue as a percentage of total revenue was as follows:

                                        Three Months Ended          Nine Months Ended
                                           September 30,              September 30,
                                        ------------------          -----------------
REVENUE BY REGION                       2000          1999         2000           1999
                                        ----          ----         ----           ----
North America ................           73%           75%           71%           77%
Europe .......................           17%           16%           18%           11%
Far East .....................            9%            7%           10%           10%
Rest of the World ............            1%            2%            1%            2%
                                        ---           ---           ---           ---
     Total ...................          100%          100%          100%          100%
                                        ===           ===           ===           ===


We derived 71% and 73% of our total revenues from the United States for the three months ended September 30, 2000 and 1999 respectively. We derived 70% and 76% of our total revenues from the United States for the nine months ended September 30, 2000 and 1999 respectively. Revenues from other countries during the periods presented represented less than 10% individually.


SIGNIFICANT CUSTOMERS

Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                      Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                      ------------------        -----------------
                                      2000         1999         2000         1999
                                      ----         -----        ----         ----
Customer A ...................           *           17%          13%           *
Customer B ...................          22%           *           10%           *
Customer C ...................           *            *            *           10%
                                        --           --           --           --
     Total ...................          22%          17%          23%          10%
                                        ==           ==           ==           ==

* Revenue derived from customer represented less than 10% for the period.


As of September 30, 2000, customer B accounted for 13% of the Company's trade receivables. The remaining customers accounted for less than 10% of the Company's accounts receivable for the periods presented.


11.  CONTINGENCIES

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

         HT's 70% owned subsidiary, Sky Fitness, Inc., has had claims against it relating to the Sky Fitness mark. The claims allege that the SkyCYCLE infringes a competitor's mark and that an employee of HT violated a non-compete clause within his employment agreement. The Company believes these claims are without merit and would vigorously defend itself if these claims were to progress.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward-looking statements include but are not limited to the Company's plans regarding increasing royalty revenue, royalty-bearing cursor control products, stimulating demand for touch-enabled products, expectations of gross margin, expenses, new product introduction, and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described below in "Factors that May Affect Future Results," these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


OVERVIEW

         Immersion Corporation was incorporated in California in 1993 and reincorporated in Delaware in 1999. The Company's principal executive offices are located at 801 Fox Lane, San Jose, California 95131. The Company's telephone number is (408) 467-1900. The Company's website is www.immersion.com.

         We develop hardware and software technologies that enable users to interact with computers using their sense of touch. Our patented technologies, which are called TouchSense(TM), enable devices such as mice, joysticks, knobs, and steering wheels to deliver tactile sensations that correspond to on-screen events. We focus on four application areas - consumer computer peripherals, automotive interfaces, medical simulation products and specialized computer peripherals for professional and industrial applications. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We currently license our technology to market leaders in these areas, including companies such as Microsoft, Logitech and BMW. In lower volume markets, such as medical simulation and three-dimensional computer imaging, we focus on both product sales and technology licensing. In all market areas, we engage in development projects for third parties. Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch and feel become as common as graphics and sound in the modern computer user interface.

         We hold more than 85 issued patents and 250 pending patent applications in the U.S. and abroad covering various aspects of our hardware and software technologies. To date, we have licensed our intellectual property to more than 16 companies, including market leaders Microsoft and Logitech, which incorporate our patented touch-enabling technologies, together with other technologies necessary for computer gaming peripherals, into joysticks, gamepads and steering wheels that they manufacture. To target the computer mouse market, we have licensed our touch-enabling intellectual property to multiple mouse manufacturers, including market leader Logitech. The first computer mouse incorporating our touch-enabling technologies was launched by Logitech, one of our licensees, during the fourth quarter of 1999. In September 2000, Logitech launched two new lower-cost mouse products that incorporate our touch-enabling technologies. In the automotive market, Immersion has licensed its touch-enabling technologies to BMW for use in automotive controls. In the medical simulation market, we sell surgical simulation products through our wholly-owned subsidiary HT. With respect to professional and industrial applications, we manufacture specialized computer peripherals, including computer digitizing devices that allow users to create three-dimensional computer models directly from physical objects, touch-enabled joysticks and steering wheels for use in arcades, touch-enabled gloves for use in computer-aided design, simulation, training and virtual reality applications, and an advanced computer mouse used for mapmaking.

            We completed our merger with HT in September 2000. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and HT had always been combined. In connection with the merger, we incurred one-time expenses of approximately $1.4 million, which are included in acquisition related charges in the condensed consolidated statement of operations for the three and nine months ended September 30, 2000. HT is a developer and manufacturer of state-of-the-art products that simulate hands-on medical procedures to create realistic training environments for doctors and other healthcare personnel. Under the terms of the agreement, the former holders of HT securities received shares, warrants and options of Immersion common stock at the rate of 0.5176 shares of Immersion common stock for each share of HT common stock or preferred stock. We issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of HT common stock and preferred stock. We assumed 195,670 common and preferred stock warrants, a convertible note convertible into 226,450 shares of the Company's common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of HT options assumed pursuant to the agreement and granted after the merger.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 ARE AS FOLLOWS:

                                                  September 30,      Change
                                              -------------------------------
REVENUES                                       2000         1999
                                              -------      ------
                                               ($ In thousands)
Three months ended:

Royalty revenue ........................      $   308      $  649       (53)%
Product sales ..........................        2,153       1,547        39%
Development contracts and other ........        1,343         515       161%
                                              -------      ------      ----
Total Revenue ..........................      $ 3,804      $2,711        40%
                                              =======      ======      ====


Nine months ended:

Royalty revenue ........................      $ 2,158      $1,265        71%
Product sales ..........................        5,179       4,479        16%
Development contracts and other ........        2,715       2,222        22%
                                              -------      ------      ----
Total Revenue ..........................      $10,052      $7,966        26%
                                              =======      ======      ====

         Total Revenue. Our total revenue for the third quarter of fiscal 2000 increased by $1.1 million or 40% from the third quarter of fiscal 1999. Royalty revenue for the three-month period ended September 30, 2000 declined to $308,000 from $649,000 for the three-month period ended September 30, 1999, a 53% decrease. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. The entire royalty revenue decrease is attributable to the expiration of the Microsoft agreement which ended mid-July 2000. Excluding the amortization of non-recurring Microsoft deferred royalty revenue, recurring royalty revenue in the third quarter of 2000 increased by 11% as compared to the third quarter of 1999. Third quarter royalty revenue was also impacted by expected seasonality revolving around the holiday season. Many of our licensees discontinue prior year's products at the beginning of the third quarter and introduce new products at the end of this period. Product sales for the three-month period ended September 30, 2000 increased by 39% to $2.2 million from $1.5 million for the comparable period ended September 30, 1999. The increase in product sales was due to an increase of $125,000 for our microprocessors, an increase of $226,000 related to products sold by our wholly-owned subsidiary, VTI, and an increase of $227,000 related to medical products sold by HT compared with the three-month period ended September 30, 1999. Products sold by VTI include the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality applications. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements only include the revenue of VTI for the month of September 2000. HT sells computer-based medical simulators and software training modules. The increase of $227,000 is due to new product introductions and an increased salesforce during the current period versus the prior period. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during the third quarter of fiscal 2000 from an increase in related development activity on commercial contracts, including the Geometrix strategic partnership agreement to develop LightScribe 3D(TM) products.

         Our total revenue for the first nine months of fiscal 2000 increased by $2.1 million or 26% from the first nine months of fiscal 1999. All revenue categories experienced growth during the first nine months of fiscal 2000 with the largest increase in royalty revenues of $893,000 or 71%. The increase is mainly attributable to an increase of $815,000 recognized under the Microsoft agreement during the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. As mentioned above, revenue recognized under the Microsoft agreement ended in mid-July 2000. The increase in product sales for the nine-month period ended September 30, 2000 of $700,000 is mainly attributable to the increased sales of our MicroScribe-3D and microprocessors products offset by a decrease in other product categories of $287,000, the products sales of VTI noted above and an increase of $187,000 related to the product sales of HT. The increase in development contract and other revenue of $493,000 for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 is due to an increase in related development activity on commercial contracts.

         We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of fiscal 2000, revenue generated in North America, Europe, and Far East represented 73%, 17%, and 9%, respectively compared to 75%, 16%, and 7%, respectively for the third quarter of fiscal 1999. The shift in revenues among regions is mainly due to an increase in licensing and development contract efforts for customers in Europe and the Far East in the third quarter of fiscal 2000 versus the third quarter of 1999 as well as the timing of product sales during the nine months ended September 30, 2000.

         In the first nine months of fiscal 2000, revenue generated in North America, Europe, and Far East represented 71%, 18%, and 10% respectively compared to 77%, 11%, and 10% respectively, for the first nine months of fiscal 1999. The shift in revenues among regions is primarily due to an increase in licensing and development contract efforts for customers in Europe and a decrease in development contract efforts for HT's North American customers as HT began to transition from development contracts to product sales. A decrease in product shipments to customers in North America, mainly due to the timing of shipments of our professional medical products, also contributed to the shift for the nine months ended September 30, 2000 versus the same period ended September 30, 1999.

                                                      September 30,       Change
                                                   -----------------------------
COST OF PRODUCT SALES                               2000         1999
                                                   ------      -------
                                                     ($ In thousands)
Three months ended:

Cost of product sales .......................      $1,165       $  682       71%
      % of total product revenue ............          54%          44%


Nine months ended:

Cost of product sales .......................      $2,822       $2,128       33%
      % of total product revenue ............          54%          48%

         Cost of Product Sales. Cost of product sales increased by $483,000 or 71% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase is primarily due to the 39% increase in product sales volume for the period, increased overhead costs and mix of products sold. The increase in overhead costs contributed $82,000 to the overall increase while the shift in product mix due to increased sales of our microprocessors which have higher cost of product sales than our other products accounted for the remainder of the increase in cost of products sold for the three months ended September 30, 2000.

         Cost of product sales increased by $694,000 or 33% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase is due to a combination of increased volume, increased overhead costs and the mix of product sold. Product sales volume increase by 16% for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. The increase in overhead costs contributed $254,000 to the overall increase while the shift in product mix due to increased sales of our MicroScribe-3D and our microprocessors which have higher cost of product sales than our professional medical products accounted for the remainder of the increase in cost of products sold for the nine months ended September 30, 2000.

                                                                         September 30,         Change
                                                                       ------------------------------
OPERATING EXPENSES AND OTHER                                            2000         1999
                                                                       ------       ------
                                                                         ($ In thousands)
Three months ended:

Sales and marketing .............................................      $2,914       $  988       195%
      % of total revenue ........................................          77%          36%

Research and development ........................................      $1,876       $1,388        35%
      % of total revenue ........................................          49%          51%

General and administrative ......................................      $2,408       $1,973        22%
      % of total revenue ........................................          63%          73%

Amortization of intangibles and deferred stock compensation .....      $1,590       $  444       258%
      % of total revenue ........................................          42%          16%

Acquisition related charges .....................................      $2,583           --       100%
      % of total revenue ........................................          68%          --

Nine months ended:

Sales and marketing .............................................      $7,713       $2,239       244%
      % of total revenue ........................................          77%          28%

Research and development ........................................      $4,974       $3,943        26%
      % of total revenue ........................................          49%          49%

General and administrative ......................................      $5,852       $4,023        45%
      % of total revenue ........................................          58%          51%

Amortization of intangibles and deferred stock compensation .....      $3,460       $  876       295%
      % of total revenue ........................................          34%          11%

Acquisition related charges .....................................      $3,469       $1,190       192%
      % of total revenue ........................................          35%          15%


         Sales and Marketing. Sales and marketing expenses increased by $1.9 million or 195% in the third quarter of fiscal 2000 compared to the comparable period last year. We began considerable planned growth of our sales and marketing team during the fourth quarter of fiscal 1999 to enable us to proliferate our TouchSense technologies across markets, platforms and applications. The significant increase noted was mainly due to increased headcount and related compensation, benefits, and overhead costs of $958,000. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under our co-marketing agreement with Logitech contributed $479,000 to the increase for the third quarter of fiscal 2000 over the comparable period during 1999. The remainder of the increase was associated with developer programs and production of showcase applications of our tools of $200,000, website development and maintenance of $143,000 and increased travel expenses of $73,000.

         Sales and marketing expenses increased by $5.5 million or 244% in the first nine months of fiscal 2000 compared to the comparable period last year. The significant increase was mainly due to increased headcount and related compensation, benefits, and overhead costs of $2.5 million. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under our co-marketing agreement with Logitech contributed $1.4 million to the increase for the first nine months of fiscal 2000 versus the first nine months of fiscal 1999. The remainder of the increase was associated with developer programs and production of showcase applications of our tools of $565,000, website development and maintenance of $301,000 and increased travel expenses of $185,000. We anticipate sales and marketing expenses to continue to increase in absolute dollars due to the planned growth of our sales and marketing organizations and our co-marketing agreement with Logitech. Under the terms of the agreement, for a period of five calendar quarters, beginning in the first calendar quarter of 2000, the Company will reimburse Logitech for certain marketing related expenses not to exceed $200,000 per quarter. Only third-party marketing services that are targeted at promoting Logitech's touch-enabled mice are eligible for reimbursement. In addition, all promotional activities will have to be approved by the Company in advance. In order to remain eligible for reimbursement, Logitech will have to include the Company's brand and slogan on all its marketing materials that reference touch-enabled functionality or products, and commit to other conditions regarding its touch-enabled mice.

        Research and Development. Research and development expenses increased by $488,000 or 35% in the third quarter of fiscal 2000 compared to the comparable period last year. The increase is primarily due to increased headcount and related compensation, benefits, and overhead costs of $457,000. The three-month period ended September 30, 2000 includes a full quarter of expenses related to research and development activities at our wholly-owned subsidiary, Immersion Canada, which was acquired on March 9, 2000 and one month of activity at our wholly-owned subsidiary, VTI, which was acquired on August 31, 2000 in transactions accounted for under the purchase method and therefore are, accordingly, not reflected in our three months ended September 30, 1999 research and development expense.

         Research and development expenses increased by $1 million or 26% in the first nine months of fiscal 2000 compared to the same period last year. The increase is due to increased headcount and related compensation, benefits, and overhead costs of $767,000 and subcontracted non-recurring engineering expenses of $200,000. We believe that continued investment in our research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

         General and Administrative. General and administrative expenses increased by $435,000 or 22% in the third quarter of fiscal 2000 compared to the comparable period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $215,000, a one time stock compensation charge of $582,000 related to an employment agreement at HT upon the consummation of the merger, and increased legal, accounting, and investor expenses of $260,000 offset by reduced recruiting expenses of $731,000.

         General and administrative expenses increased by $1.8 million or 45% in the first nine months of fiscal 2000 compared to the comparable period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $571,000, a one-time stock compensation charge of $582,000 noted above, increased legal expenses and investor expenses of $731,000 for our proxy, acquisition related matters, intellectual property litigation, annual report, annual shareholder meeting, and other costs related to being a public company. These expense increases were offset by a decrease in recruiting expenses of $353,000 for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. We expect that the dollar amount of general and administrative expenses will increase in the future as we continue to increase infrastructure and incur the additional costs of being a public company.

         Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation grew by $1.1 million or 258% in the third quarter of fiscal 2000 compared to the comparable period last year. The increase in amortization of intangibles of $492,000 is mainly comprised of the $358,000 of amortization of goodwill and other purchased intangibles related to the acquisition of Immersion Canada and $132,000 representing one month of amortization of goodwill and other purchased intangibles related to the acquisition of VTI. Deferred stock compensation amortization increased by $654,000. Of the $654,000 increase, $349,000 is the result of amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Immersion Canada's unvested options at the time of acquisition and $309,000 represents the one-time deferred compensation charge related to the acceleration of options upon the consummation of the merger with HT.

         Amortization of intangibles and deferred stock compensation grew by $2.6 million or 295% in the first nine months of fiscal 2000 compared to the comparable period last year. The increase in amortization of intangibles of $1.1 million is comprised of $834,000 of amortization of goodwill and other purchased intangibles related to the acquisition of Immersion Canada, $132,000 of amortization of goodwill and other purchased intangibles related to the acquisition of VTI and $183,000 of amortization related to purchased patents and technology. Deferred stock compensation amortization increased by $1.4 million. Of the $1.4 million increase, $838,000 is the result of amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Immersion Canada's unvested options at the time of acquisition, $386,000 related to deferred compensation for HT options including the one-time charge of $309,000 noted above, and $172,000 is related to the $1.5 million of deferred stock compensation recorded during the third quarter of fiscal 1999.

         Acquisition Related Charges. During the three months ended September 30, 2000 we incurred $2.6 million of acquisition related charges consisting of $1.2 million for in-process research and development resulting from the August 2000 acquisition of all the outstanding shares of VTI and $1.4 million of one-time merger expenses related to the September 2000 acquisition of HT.

         During the nine months ended September 30, 2000 we incurred $3.5 million of acquisition related charges compared to $1.2 million for the nine months ended September 30, 1999. The $3.5 million is made up of the $2.6 million related to acquisitions in the third quarter of fiscal 2000 referenced above and a charge of $887,000 for in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada. The $1.2 million incurred during the prior year was the result of the acquisition of Cybernet.

         Interest and Other Income. Interest and other income consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Other income grew by $558,000 in the third quarter of fiscal 2000 compared to the comparable period last year and $1.9 million for the nine months ended September 30, 2000 versus the nine-month period ended September 30, 1999. The increase during the three and nine months ended September 30, 2000 is due to the increase in cash and cash equivalents and short-term investments chiefly from the $48.3 million net proceeds or our public offering in November 1999.

         Interest Expense. Interest expense consists primarily of interest expense on HT's secured convertible promissory note and other notes payable (see note 7). Interest expense grew by $33,000 in the third quarter of fiscal 2000 compared to the comparable period last year and declined by $218,000 for the nine months ended September 30, 2000 versus the nine-month period ended September 30, 1999. The increase during the three months ended September 30, 2000 is due to the $500,000 increase to the secured notes payable due to Medtronic in March of 2000 and a new secured note payable to Third Coast Capital in April 2000. The decline in interest expense for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 is primarily due to additional interest expense incurred during 1999 on the recalculation of interest due on the initial investment by Maryland Health Care Product Development Corp., Cook, Inc. and the Maryland Department of Business and Economic Development from 14% to 25% at the time HT converted their liability to a combination of cash and equity.


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

         At September 30, 2000 our cash, cash equivalents and short-term investments totaled $32.9 million, down $18.5 million from $51.4 million at December 31, 1999. Excluding short-term investments our cash and cash equivalents totaled $24.9 million, down $21.7 million from $46.6 million at December 31, 1999

         Net cash used in operating activities during the first nine months of fiscal 2000 was $10.7 million, a significant increase from the $357,000 used during the comparable period last year. Cash used in operations during the nine-month period ended September 30, 2000 was comprised of our $16.8 million net loss, a decrease due to a change in deferred revenue of $826,000 mainly attributable to revenue recognized under the Microsoft agreement offset by increases in deferred revenue for HT, a decrease due to a $999,000 change in accounts receivable and a decrease of $654,000 due to a change in prepaid expenses and other assets primarily the result of capitalization of patent application costs of $419,000 and a lump sum payment to buy out the future royalties due on our microprocessors of $345,000. Cash used in operations was offset by noncash activities of $6.6 million, including amortization of intangibles and deferred stock compensation of $3.4 million and $2 million in one-time charges for in-process research and development relating to the acquisitions of Immersion Canada and VTI and a $1.7 million increase in accrued liabilities mostly due to the timing of payments to vendors included those who rendered services in relation to our Form S-4 filing in September 2000 and $965,000 of cash due to the shareholders of VTI relating to the August 2000 acquisition.

         Net cash used in investing activities during the first nine months of fiscal 2000 was $14.1 million, a considerable increase from the $1.5 million used during the comparable period last year. Net cash used in investing during the period was made up of $21.8 million purchases of short-term investments offset by sales and maturities of $18.5 million, $6.5 million purchases of equity investments in privately-held companies, $2.6 million to purchase capital equipment and leasehold improvements on our new corporate facilities and information technology infrastructure, and $1.8 million related to the Immersion Canada and VTI acquisitions. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

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

         At September 30, 1999 our cash, cash equivalents and short-term investments totaled $3.8 million, an increase of $754,000 from $3.0 million at December 31, 1998. Excluding short-term investments our cash and cash equivalents totaled $ 3.8 million, up $1.2 million from $2.6 million at December 31, 1998.

         Net cash used in operating activities during the first nine months of fiscal 1999 was $357,000. Cash used in operations during the nine-month period ended September 30, 1999 was comprised of our $7.1 million net loss, offset by noncash activities of $3.7 million, including amortization of intangibles and deferred stock compensation of $876,000, a $1.2 million one-time charge for in-process research and development relating to the Cybernet technology acquisition and $729,000 of stock and options issued for consulting and other services. An increase of $1.9 million in deferred revenue and an increase of $820,000 in accounts payable and other accrued liabilities also offset the net loss for the period. The $1.9 million of deferred revenue at September 30, 1999 represents the unamortized portion of the $2.35 million license payment received from Microsoft in July 1999.

         Net cash used in investing activities during the first nine months of fiscal 1999 was $1.5 million which was made up of $947,000 to purchase other assets, $150,000 to purchase patents and technology, and $833,000 to purchase capital equipment offset by sales and maturities of short term investments of $451,000.

         Net cash provided in financing activities during the first nine months of fiscal 1999 was $3 million. Net cash provided from financing during the period was made up of $3.1 million proceeds from notes payable and capital leases and $934,000 for issuance of stock and exercise of stock options, offset by $862,000 paid upon the conversion of an investment agreement by HT. The majority of the $3.1 million notes payable relates to the issuance of a $3 million Secured Convertible Promissory Note to Medtronic (see Note 2).

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

         The market for touch-enabling technology is at an early stage and if we and our licensees are unable to develop consumer demand for touch-enabled products, we may not achieve or sustain revenue growth. To date, consumer demand for our technologies has been largely limited to the computer gaming peripherals market.

         We are currently working to increase the demand for our touch-enabling technologies in the general purpose personal computer market by licensing touch-enabling technologies for computer mice. The first computer mouse incorporating our touch-enabling technologies was launched by Logitech, one of our licensees, during the fourth quarter of 1999. In September 2000, Logitech launched two new lower-cost mouse products, the iFeel(TM) Mouse and the iFeel(TM) MouseMan(R), that incorporate our touch-enabling technologies. While the first touch-enabled mouse was marketed for gaming and web applications, the new iFeel mouse products are being marketed for use with general purpose computer applications. Despite the introduction of these new mouse products, touch-enabled mice may not achieve commercial acceptance or generate significant royalty revenue for us. In addition, software developers may elect not to create additional games or other applications that support our touch-enabling technology.

         In addition to touch-enabled mice, we are also working to increase demand for our technologies in the automotive market and in the medical simulation market. In the automotive market, we have licensed our touch-enabling technologies to BMW for use in automotive controls and have entered into a strategic partnership with ALPS, which designates ALPS as a preferred supplier of our TouchSense-enabled automotive controls. In the medical simulation market, we sell surgical simulation products. Our efforts to increase our revenue in these markets may be unsuccessful.

         Even if our technologies are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and consumers about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

WE HAD AN ACCUMULATED DEFICIT OF $32.3 MILLION AS OF SEPTEMBER 30, 2000, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         Since 1997, we have incurred losses in every fiscal quarter, and we expect losses through at least 2000. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. We anticipate that our expenses will increase in the foreseeable future as we:

         -        attempt to expand the market for touch-enabled products;

         -        increase our sales efforts;

         - incur additional expenses related to the operation of businesses we have acquired or will acquire;

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

         We cannot predict our future revenues based on our historical financial information. Historically, we derived the majority of our revenues from product sales, including sales of devices used to create three-dimensional computer images of small objects, medical simulation products and a specialized non-touch enabled computer mouse used for mapmaking. Historically, we have also derived revenues from contracts with our licensees to assist in the development of our licensees' touch-enabled products and from development contracts with government agencies for touch-enabling technology. The majority of our historical product sales resulted from sales of products that did not utilize our touch-enabling technology but utilized related advanced computer peripheral technologies.

         Our current marketing, research and development activities concentrate on licensing our touch-enabling technology to a greater degree than in the past. Accordingly, our historical results should not be relied upon as an indicator of our future performance. For example, we derived only 4% of our total revenues for 1998 from royalty revenue. By contrast, for 1999, we derived 20% of our total revenues from royalty revenue, for the nine months ended September 30, 2000 we derived 21% of our total revenues from royalty revenue, and for the three months ended September 30, 2000 we derived 8% of our total revenues from royalty revenue. We anticipate that royalty revenue from licensing our technologies will constitute an increasing portion of our revenues; however, on a period-to-period basis royalty revenue as a percentage of total revenue may vary significantly due to factors such as the timing of new product introductions and the seasonality of royalty revenue. In addition, our recently acquired subsidiaries, HT and VTI, have historically derived most of their revenues from product sales. Therefore, our revenues attributable to products sales are likely to increase in the short term.

THE INTEGRATION OF HT AND VTI MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

         We recently completed the acquisition of HT, a corporation with approximately 50 employees based in Gaithersburg, Maryland and VTI, a corporation with approximately 20 employees based in Palo Alto, California. Immersion, HT and VTI have different technologies, products and business operations that have operated independently. The combination of these three businesses may be difficult. If we fail to integrate the businesses successfully the operating results of the combined company could be adversely affected and the combined company may not achieve the benefits or operating efficiencies that we hope to obtain from the acquisitions. The uncertainties of whether HT and VTI employees will remain with HT, VTI, Immersion and/or the combined company during the integration process may affect the business operations of each company. It may not be possible to continue to retain enough key employees of HT and VTI to operate those businesses effectively. Moreover, we do not know whether the products, systems and personnel of the three companies will be fully compatible.

WE HAVE IN THE PAST, AND MAY IN THE FUTURE, ENGAGE IN ACQUISITIONS THAT DILUTE STOCKHOLDER VALUE, DIVERT MANAGEMENT ATTENTION OR CAUSE INTEGRATION PROBLEMS.

         As part of our business strategy, we have in the past acquired, and may in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. We recently completed the acquisitions of HT and VTI. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

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

         If our licensees' touch-enabled mice products do not achieve commercial acceptance or if production or other difficulties that sometimes occur when a new product is introduced interfere with sales of our licensees' mice products, our ability to achieve revenue growth could be significantly impaired. The first computer mouse incorporating our technology was launched by Logitech, a licensee of our technology, during the fourth quarter of

1999. To date, sales of Logitech's first touch-enabled mouse product, the Wingman Force Feedback Mouse, have not reached desired levels. We believe that the facts that the first product was being marketed, in part, as a gaming product, that it was introduced late in the 1999 Christmas buying season, that it was relatively expensive, and that many popular software titles targeted at mice do not yet support force feedback, have contributed to slow sales of this product.

         In September 2000, Logitech launched two new lower-cost, touch-enabled mouse products, the iFeel(TM) Mouse and the iFeel(TM) MouseMan(R), each of which is targeted for use with general purpose computer applications, such as business productivity and web applications. In addition to their lower cost, these new mice products are designed to provide basic tactile feedback to users without additional external software support, and therefore to mitigate the need for external software development in order to create demand for TouchSense-enabled hardware products. We expect Logitech to transition its manufacturing, sales and marketing efforts from the Wingman Force Feedback Mouse to these new lower-cost, touch-enabled mouse products. In addition, we have also licensed our lower-cost, touch-enabling mice technology to Primax, a manufacturer of computer mice. However, there can be no assurance that these new mice products will be widely accepted in the marketplace, and if they are not widely accepted, we may be unable to grow our revenues.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES' MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

         A key part of our primary business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. The sale of those products generates royalty revenue for us. For the year ended December 31, 1999, 20% of our total revenues was royalty revenue, for the nine-month period ended September 30, 2000, 21% of our total revenues was royalty revenue, and for the three-month period ended September 30, 2000, 8% of our total revenues was royalty revenue. However, we do not control or influence the manufacture, promotion, distribution or pricing of products that are manufactured and sold by our licensees and that incorporate our touch-enabling technologies. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, those licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture than products that do not incorporate our touch-enabling technologies, and these difficulties may cause product introduction delays. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenues will not grow. Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. Because there is a one-month lag in our recognition of royalty revenue, the results of an increased demand for touch-enabled products in the third and fourth quarters may be recognized in our fourth and first quarter results of operations. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, we would not receive related royalty revenue.

WE HAVE LIMITED EXPERIENCE MARKETING AND SELLING THE PRODUCTS OF OUR RECENTLY ACQUIRED SUBSIDIARIES, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

         Immersion has limited experience marketing and selling medical simulation products either directly or through distributors. The success of our efforts to sell HT's medical simulation products will depend upon our ability to establish a qualified sales force and establish relationships with distributors. HT's current sales and marketing staff is very limited, and Immersion and HT must attract and retain qualified personnel to direct the sales and marketing of HT's medical procedural simulation products. We may not be successful in attracting and retaining the personnel necessary to successfully sell and market HT's products. There is no assurance that our direct selling efforts will be effective, HT's distributors will market its products successfully or, if HT's relationships with distributors terminate, it will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in HT's distribution, sales or marketing network could have a material adverse effect on our product revenues.

         Immersion has limited experience marketing and selling high-end simulation products. The success of our efforts to sell VTI's whole-hand, touch-enabled gloves, such as VTI's CyberGlove(R), and real-time, three-dimensional interactive software products will depend upon our ability to effectively manage a qualified sales force and establish relationships with distributors. VTI's current sales and marketing staff is limited and we must attract and retain qualified personnel to direct the sales and marketing of its products. We may not be successful in attracting and retaining the personnel necessary to successfully sell and market VTI's products. There is no assurance that our direct selling efforts will be effective, VTI's distributors will market its products successfully or, if VTI's relationships with distributors terminate, it will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in VTI's distribution, sales or marketing network could have a material adverse effect on our product revenues.

BECAUSE LOGITECH IS OUR ONLY LICENSEE CURRENTLY SELLING TOUCH-ENABLED MICE, OUR ROYALTY REVENUE FROM TOUCH-ENABLED MICE WILL BE SIGNIFICANTLY REDUCED IF LOGITECH DOES NOT EFFECTIVELY MANUFACTURE AND MARKET TOUCH-ENABLED MICE PRODUCTS.

         Although we have licensed our touch-enabling mouse technology to an additional licensee, Primax, Logitech is currently the only licensee selling touch-enabled mice. If Logitech does not effectively manufacture, market and distribute its touch-enabled mouse product, our royalty revenue from touch-enabled mice would be significantly reduced. In addition, a lack of market acceptance of the Logitech touch-enabled mouse might dissuade other potential licensees from licensing our technologies for touch-enabled mice and other products.

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

COMPETITION IN THE TOUCH-ENABLED GLOVE MARKET AND THE REAL-TIME, THREE-DIMENSIONAL SOFTWARE PRODUCT MARKET COULD LEAD TO REDUCTIONS IN THE SELLING PRICES OF VTI'S PRODUCTS, WHICH MAY REDUCE OUR PRODUCT REVENUE.

         Like the computer peripheral product market, the touch-enabled glove and real-time, three-dimensional interactive software products markets are highly competitive and subject to rapid technological change, a trend of declining average selling prices and increasing competition. We expect that competition in this market will continue to be intense and that this competition may drive the price of VTI's products downward. Declining prices of VTI's products which are not offset by increased volume may cause our product revenues to decline.

THE MARKET FOR OUR LIGHTSCRIBE 3D PRODUCT, AN OPTICALLY-BASED, THREE-DIMENSIONAL DIGITIZER, IS AT AN EARLY STAGE, AND OUR PRODUCT REVENUES MAY NOT GROW IF MARKET DEMAND DOES NOT DEVELOP.

         We recently introduced our LightScribe 3D product, which uses a video camera, hand-held laser stylus, and specialized image processing software to allow users to create three-dimensional images of objects. The LightScribe 3D is being marketed for the creation of high-quality, fully-textured, three-dimensional models that can be displayed and manipulated on web pages. The market for digitizers to facilitate the creation of such three-dimensional web content is at an early stage and if demand does not develop we may not be able to grow our product revenues.

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING JOYSTICKS AND STEERING WHEELS IN THE GAMING MARKET MIGHT DECLINE IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED JOYSTICKS AND STEERING WHEELS AT THE EXPENSE OF OUR OTHER LICENSEES.

         Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for its SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft's sales of licensed products, the agreement provides for a payment of $2.35 million, which we recognized in equal monthly increments over a one-year period that ended in mid-July 2000. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. We derived 10% of our total revenues and 48% of our royalty revenue for the twelve months ended December 31, 1999 from Microsoft. In addition, we derived 13% of our total revenues and 60% of our royalty revenues for the nine months ended September 30, 2000 from Microsoft and 3% of our total revenues and 37% of our royalty revenues for the three months ended September 30, 2000 from Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

BECAUSE WE NO LONGER RECEIVE ROYALTY REVENUE UNDER OUR CURRENT AGREEMENT WITH MICROSOFT, OUR ROYALTY REVENUES IN FUTURE PERIODS MAY DECLINE.

         As described above, revenue recognized under our current agreement with Microsoft ended in mid-July 2000. Because the agreement with Microsoft accounted for a substantial portion of our royalty revenues, our royalty revenues in future periods will decline if we do not either enter into agreements with additional licensees of our touch-enabling technologies or receive larger royalty payments from our existing licensees.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

         We derived 9% of our total revenues and 33% of our royalty revenue for the twelve months ended December 31, 1999 from Logitech. For the nine-month period ended September 30, 2000, we derived 5% of our total revenues and 19% of our royalty revenue from Logitech and for the three-month period ended September 30, 2000, we derived 2% of our total revenues and 29% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND COULD ADVERSELY AFFECT OUR BUSINESS.

         Intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, most of these claims have not led to any litigation. However, on June 18, 2000, we filed an action for patent infringement in the United States District Court for the Northern District of California against InterAct Accessories, Inc., one of our existing licensees, based on certain unlicensed gamepad and steering wheel products currently being marketed by InterAct. This litigation, like any litigation brought to protect and enforce our intellectual property rights, could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

         We attempt to avoid infringing known proprietary rights of third parties. However, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licenses have received similar letters from these or other companies. Such letters may influence our licensees' decisions whether to ship products incorporating our technologies. Although none of these matters has resulted in litigation to date, any of these notices, or additional notices that we could receive in the future from these or other companies, could lead to litigation.

FAILURE TO QUALIFY FOR POOLING-OF-INTERESTS ACCOUNTING TREATMENT WITH RESPECT TO OUR RECENT ACQUISITION OF HT MAY HARM OUR FUTURE OPERATING RESULTS.

         We have accounted for our recent acquisition of HT as a pooling-of-interests business combination. Under the pooling-of-interests method of accounting, each of Immersion and HT's historical recorded assets and liabilities are carried forward to the combined company at their recorded amounts. In addition, the operating results of the combined company include Immersion's and HT's operating results for all of fiscal 2000 and Immersion's and HT's historical reported operating results for prior periods have been combined and restated as the operating results of the combined company.

         Events may occur that cause the HT merger to no longer qualify for pooling-of-interests accounting treatment. In that case, we would be required to account for the acquisition under the purchase method of accounting. Under that method, we would record the estimated fair value of Immersion common stock issued in the merger as the cost of acquiring the business of HT. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of Immersion common stock over the fair value of net assets acquired recorded as goodwill or other intangible assets. To the extent goodwill and other intangibles are recorded on Immersion's financial statements, Immersion would be required to take a noncash charge to earnings every year for periods of up to 5 years until the full values of this goodwill and other intangibles have been fully amortized. The fair value of Immersion common stock issued in the merger is much greater than the historical net book value at which HT carried its assets in its accounts. Therefore, purchase accounting treatment would result in charges to operations of the combined company for several years compared to pooling-of-interests accounting treatment.

ROBERT O'MALLEY, OUR CHIEF EXECUTIVE OFFICER AND PRESIDENT, RECENTLY JOINED US AND IF THERE ARE DIFFICULTIES WITH THIS LEADERSHIP TRANSITION IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.

Bob O'Malley, our Chief Executive Officer and President, joined us in October 2000. Our success will depend to a significant extent on Mr. O'Malley's ability to successfully lead and motivate our employees, and to work effectively with our executive staff. If this leadersip transition is not successful, our ability to execute our business strategy would be impeded.

WE DEPEND ON A SINGLE SUPPLIER TO PRODUCE OUR IMMERSION PROCESSORS AND MAY LOSE CUSTOMERS IF THIS SUPPLIER DOES NOT MEET OUR REQUIREMENTS.

         We have one supplier of our custom Immersion Processors, which we develop, license and sell to improve the performance and to help reduce the cost of computer peripheral products, such as joysticks and mice, incorporating our touch-enabling technology. We have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Although our supplier warrants that microprocessors it supplies to us or to our customers will conform to our specifications and be free from defects in materials and workmanship for a period of one year from delivery, any delays in delivery of the processor, quality problems or cost increases could cause us to lose customers and could damage our relationships with our licensees.

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

COMPETITION WITH OUR IMMERSION PROCESSORS MAY LEAD TO REDUCED PRICES AND SALES VOLUMES OF OUR MICROPROCESSORS.

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

WE MIGHT BE UNABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

         Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. We intend to hire additional sales, support, marketing and research and development personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Several of our executive officers and key employees hold stock options with exercise prices considerably below the current market price of our common stock, which may impair our ability to retain the services of such employees. In addition, our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

WE HAVE EXPERIENCED RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS.

         In addition to the employees of HT and VTI that we are currently integrating, we are rapidly increasing the number of our employees in our San Jose headquarters. Our business may be harmed if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to support the costs associated with an increasing number of employees. Any future periods of rapid growth may place significant strains on our managerial, financial, engineering and other resources. The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

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

OUR STOCK MAY BE VOLATILE.

         The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price or our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of Immersion common stock by insiders or others; changes in securities analysts' recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; changes in financial estimates by securities analysts; and general market conditions. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against that company.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

         Our current directors, officers and more than 5% stockholders, as a group, beneficially own more than 38% of our outstanding common stock. Acting together, these stockholders would be able to exercise significant control on matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On October 22, 2000, the Company's Board of Directors adopted a resolution increasing the number of directors of the Company from four to five and elected Robert O'Malley, the Company's President and CEO, to serve as a director of the Company until the 2002 annual meeting of the stockholders of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         The following exhibits are filed herewith:

Exhibit
Number                               Description
------                               -----------
10.1     HT Medical Systems, Inc. Amended Secured Convertible Promissory Note
21.1     Subsidiaries of Immersion
27.1     Financial Data Schedule for the period ended September 30, 2000.


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on September 15, 2000 reporting the completion of the Company's acquisition of Virtual Technologies, Inc. on August 31, 2000.

         The Company filed a Current Report on Form 8-K on October 13, 2000 reporting the completion of the Company's acquisition of HT Medical Systems, Inc. on September 29, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.


                                                    IMMERSION CORPORATION
                                                    Registrant




Date:  November 13, 2000                            /s/ Louis Rosenberg
                                                    ----------------------------
                                                           Louis Rosenberg
                                                    Chairman




Date:  November 14, 2000                             /s/ Victor Viegas
                                                     ---------------------------
                                                           Victor Viegas
                                                     Vice President, Finance and
                                                     Chief Financial Officer



Date:  November 13, 2000                            /s/ Robert O'Malley
                                                    ----------------------------
                                                            Robert O'Malley
                                                    President and Chief
                                                    Executive Officer

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
10.1     HT Medical Systems, Inc. Amended Secured Convertible Promissory Note
21.1     Subsidiaries of Immersion
27.1     Financial Data Schedule for the period ended September 30, 2000.

----------