Form 10-K405
period 2000-12-31
IMMERSION CORP
filed 2001-04-02
CIK 1058811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________ .
                        COMMISSION FILE NUMBER 000-27969
                             IMMERSION CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3180138
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                  801 FOX LANE
                           SAN JOSE, CALIFORNIA 95131
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)
                                 (408) 467-1900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       COMMON STOCK, $0.001 PAR VALUE                             NASDAQ
              (TITLE OF CLASS)                 (NAMES OF EACH EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held on March 20, 2001 by non-affiliates of the registrant: $78,995,278. Number of shares of Common Stock outstanding at March 20, 2001: 18,542,335.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statements for the 2001 Annual Meeting are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IMMERSION CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   24

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   25
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   27
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   34
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   68

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   68
Item 11.  Executive Compensation......................................   68
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   68
Item 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   68
Signatures............................................................   73

                                     PART I

ITEM 1. BUSINESS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. Readers are referred to the "Sales, Marketing and Support," "Research and Development," "Competition," "Intellectual Property," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results or performances to differ materially from those contained in the forward-looking statements.

OVERVIEW

     We develop hardware and software technologies that enable users to interact with computers using their sense of touch. Our patented technologies, which are branded TouchSense(TM), enable devices such as mice, joysticks, knobs, and medical simulation products to deliver tactile sensations that correspond to on-screen events. We focus on four application areas -- computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. With respect to high volume applications of our technologies, such as computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We currently license our technology to market leaders in these areas, including companies such as Logitech and BMW. With respect to emerging lower volume applications of our technologies, such as medical simulation and three-dimensional computer imaging, we focus primarily on product sales. In all application areas, we engage in development projects for third parties. Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch and feel become as common as color, graphics and sound in modern user interfaces. Immersion and its wholly-owned subsidiaries hold more than 95 issued patents and 230 pending patent applications in the U.S. and abroad covering various aspects of their hardware and software technologies.

INDUSTRY BACKGROUND

     Early computers had crude user interfaces that only displayed text and numbers. These machines, commonly known as "green screen" computers, were effective at processing data but did not communicate information in an engaging and intuitive manner. As a result, computing was used primarily in selected scientific and business applications. In the early 1980s, computers began to use graphics and sound to engage users' perceptual senses more naturally. Graphics technologies transformed monochrome screens to color, and brought pictures, charts, diagrams and animation to the computer screen. Audio technologies enabled sound and music.

     By the late 1980s, graphics and audio technologies had spread to consumer markets, initially through computer gaming applications. By the early 1990s, the penetration of color graphics and sound into consumer markets had expanded beyond gaming into mainstream productivity applications, largely due to the introduction of the Windows 3.0 graphical user interface. By the late 1990s, the proliferation of graphics and audio content helped transform the Internet into a highly interactive and popular medium for communication, commerce and entertainment.

     The evolution from alphanumeric characters to the modern user interface is widely considered to be one of the great advances in computing. By presenting content in ways that engage the senses more fully, computers were "humanized," becoming more personal, less intimidating and easier to use. These improvements helped expand the audience for computer technologies, encouraging people to use software for business, home and entertainment applications. Today, color graphics and audio technologies are standard features of most computer systems.

     While most modern computers realistically present information to the senses of sight and sound, most still lack the ability to convey content through the sense of touch. The absence of touch is a substantial barrier to making computer use more natural and intuitive. Software designers strive to develop compelling applications for users to see and hear, but do not provide applications that engage users' sense of touch. As a result, software is not as engaging and informative as it would be if tactile sensations were conveyed.

     The absence of touch and feel in modern computers also limits user productivity. The Windows interface, for example, is based on a physical metaphor: users must move the cursor on a screen to drag, drop, stretch and click. However, users must manipulate graphical elements without the benefit of tactile feedback. As a result, using a cursor is visually taxing. Selecting an icon, clicking on a hyperlink or targeting the edge of a window are common tasks that would be easier to perform if users could feel the engagement of their cursor with the intended target.

     Touch and feel can also be used to enhance a wide variety of applications beyond personal computing. For example, adding touch to medical simulation equipment allows medical professionals to train to perform surgical procedures in a way never before possible. Adding touch to automotive controls can help simplify the control of multiple systems within a car by allowing the driver to identify tactiley which system is being controlled.

     Like sight and sound, touch is critical for interacting with and understanding one's physical surroundings. Technology that brings the sense of touch to computing has the potential to further humanize the computer and increase the ease, usefulness and enjoyment of computing.

OUR SOLUTION

     We develop technologies that allow users to touch and feel computer content. In diverse applications like computer gaming, business productivity, medical simulation, automotive controls, and surfing the Web, our technologies enable software applications to engage a user's sense of touch through a wide range of devices, such as mice, joysticks, medical interface devices, automobile dashboard controls, gloves and gamepads.

     Our hardware and software technologies work together to enable peripheral devices to present touch sensations. Our patented designs include specialized hardware elements such as motors, control electronics and mechanisms, which are incorporated into common computer peripheral devices, such as mice and joysticks, or more complex devices, such as endoscopic surgical simulators. Driven by software algorithms, these hardware elements direct tactile sensations corresponding to on-screen events to the user's hand.

     Key benefits of our solution include:

     Complete Solution. We offer a complete technical solution that allows our licensees to incorporate our touch-enabling technologies into their computer interface products such as mice, joysticks, knobs, wheels and gamepads at a reasonable cost and in a reasonable time frame. Our technical solution also allows software programmers and Web site developers to add touch-enabling elements to their applications. Our software automatically enables users to feel the basic user interface features of software applications running on Windows 98, Windows 2000 and Windows Me without additional developer support. Our software enables users to feel basic Web page features represented through standard Hypertext Markup Language (HTML), Java and ActiveX protocols. In addition, we provide authoring tools that permit software developers to quickly design and incorporate custom touch sensations into their own applications.

     Enhances the Effectiveness of Simulation and Training Applications. Some computer applications, such as medical simulation and product design, require realism to be effective. Companies and institutions have begun to replace traditional means of surgical training with more accessible and versatile simulation systems for training doctors to perform surgical procedures. Our medical simulation systems provide tactile feedback that simulates what a doctor would feel when performing an actual procedure. Our technologies are used in training systems for laparoscopic surgery, endovascular surgery, endoscopic surgery and catheter insertion. In addition, companies use our whole-hand sensing glove technologies in order to save time and expense in product design, which together with our software products, allow for real-time, three-dimensional object manipulation.

     Compatible with Industry Standards. We have designed our consumer hardware and software technologies to be compatible with leading hardware and software standards. Our consumer technologies operate across multiple platforms and comply with such standards as DirectX, Microsoft's entertainment application programming interface, and USB (Universal Serial Bus), a standard connector interface. Our Visual Basic tutorial allows developers to add Immersion TouchSense technology to their Microsoft(R) Visual Basic(TM) applications using the Immersion Web ActiveX Control. In addition, our software technology works with the Flash(TM), Shockwave(TM) and Dreamweaver(R) standards from Macromedia.

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

     Presents Information through the Sense of Touch. It is difficult to communicate physical properties such as texture, compliance, weight and friction solely through words or pictures. Our technologies allow computer users to use their sense of touch to perceive these physical properties in a way that is instantly understandable and intuitively accessible. Our technologies significantly improve the ability of software to communicate to users the physical features of a product, the physical properties of a medical procedure or the physical response of an object in a simulated gaming environment.

     Increases Satisfaction and Enjoyment of the Computing Experience. By engaging the user's sense of touch, our technologies have the potential to make a variety of consumer software applications more interesting, engaging and satisfying. In the personal computer gaming market, our licensees, such as Logitech and Microsoft, are currently manufacturing and selling products incorporating our intellectual property. We believe that our technologies will increase user satisfaction across many additional applications, including business productivity, engineering, education and electronic commerce.

STRATEGY

     Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch becomes as common as color graphics and sound in the modern computer interface. We intend to maintain and enhance our position as the leading provider of touch-enabling technology by employing the following strategies:

     Pursue Royalty-Based Licensing Model for High Volume Applications of our Technologies. We believe that the most effective way to proliferate our touch-enabling technology across high volume applications of our technologies, such as computer peripherals and automotive controls, is to license our intellectual property. We have licensed our intellectual property to numerous manufacturers of mice, joysticks and steering wheels targeted at consumers. In addition, we have licensed our technology to BMW for use in the controls of certain of its upcoming vehicles. We intend to expand the number and scope of our licensing relationships in the future.

     Pursue Direct Product Sales in Lower-Volume Applications of our Technologies. For lower-volume emerging applications of our technologies, such as medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We currently sell medical simulation devices that simulate intravenous catheterization, endovascular interventions and endoscopy procedures. Our three-dimensional capture and interaction products consist primarily of our line of computer digitizing products, including the MicroScribe-3D(R) and the newly introduced LightScribe-3D(TM), and specialized whole-hand sensing gloves, such as the CyberGlove(R), CyberGrasp(TM) and CyberForce(TM), that permit simulated interaction with three-dimensional environments.

     Secure Licensees in New Markets for Touch-Enabling Technology. We believe that our touch-enabling technology can be used in virtually all areas of computing. We initially focused on computer gaming applications for personal computers, an area in which we have experienced acceptance of our technologies by key licensees. We have broadened our focus to include additional applications, such as cursor control for personal computers, automotive controls and medical simulation. In the future, we intend to expand our market opportunities by addressing new platforms, such as dedicated game consoles.

     Facilitate Our Licensees' Development of Touch-Enabled Products. We will continue to devote significant resources to facilitate the development of touch-enabled products by our licensees. We offer complete design packages that include sample hardware, software, firmware and related documentation, and offer our technical expertise on a consulting basis. To facilitate development of products incorporating our touch-enabling technologies, we also offer specialized microprocessors for controlling the motors in mice, joysticks and steering wheels. We will continue to invest in research and development to improve our technologies, with particular emphases on reducing the cost of consumer touch-enabled products and expanding the breadth of our medical simulation product offerings.

     Expand Software Support for Our Touch-Enabling Technology. In addition to licensing our intellectual property to computer peripheral device manufacturers and supporting their product development efforts, we have focused on expanding software support for our touch-enabling technology. We have developed software that enables users to automatically feel icons, menus and other objects in software running in Windows 98, Windows 2000 and Windows Me applications or on Web pages accessed through Internet Explorer and Netscape Navigator. We offer specialized authoring tools that simplify adding touch sensations to software applications and Web pages. Our Visual Basic tutorial allows developers to add Immersion TouchSense technology to their Microsoft Visual Basic applications using the Immersion Web ActiveX Control. We also are promoting an efficient file format, called ".ifr," to facilitate the creation and storage of custom touch sensations. In addition, our software technology works with the Flash, Shockwave and Dreamweaver standards from Macromedia.

     Expand Market Awareness. We promote adoption of our touch-enabling technology by increasing market awareness among peripheral device manufacturers, software developers and consumers. We devote significant resources to working directly with our licensees to encourage and assist their product development efforts. We encourage software developers to add touch-enabled content to their applications by providing them with our authoring tools and technical support. As part of our license agreements, we typically require our licensees to use our trademarks and logos to create brand awareness among consumers. We also devote significant resources to promote our brands.

     Develop and Protect Touch-Enabling Technology. Immersion and its wholly-owned subsidiaries hold more than 95 issued patents and 230 pending patent applications in the U.S. and abroad covering various aspects of their hardware and software technologies, including touch-enabling technology. Our success depends on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies. We have also secured technology by acquisition. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights.

RECENT ACQUISITIONS

     We completed three acquisitions in 2000. In the first quarter of 2000, we acquired Immersion Canada, formerly Haptic Technologies, a corporation with approximately 20 employees based in Montreal, Canada. Employees of Immersion Canada play a key role in the development of our software applications, tools and application program interfaces. This software is used in our computing and entertainment, and automotive applications.

     In the third quarter of 2000, we completed the acquisition of Immersion Medical, formerly HT Medical Systems, a corporation with approximately 60 employees based in Gaithersburg, Maryland. Immersion Medical designs, manufactures and sells computer-based medical simulators that allow medical professionals to practice procedures without using animals or cadavers, or placing patients at risk. Immersion Medical's products integrate proprietary computer software and tactile feedback robotics with low-cost and high-power graphics computers to achieve highly realistic simulation systems. Immersion Medical's three key simulation product lines address intravenous catheterization, endovascular interventions and endoscopy. All are comprised of software modules, an interface device and a hardware platform. Immersion Medical's strategy is to sell hardware systems to customers, followed by sales of multiple software packages for specific medical procedures.

     We also completed the acquisition of Virtual Technologies in the third quarter of 2000. Virtual Technologies, a corporation with approximately 15 employees based in Palo Alto, California, designs, manufactures and sells hardware and software technologies used in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications, as well as research. Virtual Technologies' whole-hand sensing gloves, which include CyberGlove, CyberGrasp and CyberForce, are sophisticated hand-measurement devices that accurately measure the position and orientation of a user's hand and fingers and, when used in conjunction with Virtual Technologies' software, map these measurements to a graphical hand on a computer screen. This allows users to "reach in and grab" digital objects in a software application as if they were physical objects. Virtual Technologies' current software products include the VirtualHand(R) Suite 2000 and SimStudio(TM). VirtualHand Suite 2000 is a software toolkit that helps users integrate Virtual Technologies' hardware products into their own applications. SimStudio is a software tool used for verifying, testing and evaluating three-dimensional digital models in real-time.

MARKET APPLICATIONS

     While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas:

     Computing and Entertainment. We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996, under the I-Force(R) trademark. While our licensees continue to market gaming-related goods under the I-Force mark, we are in the process of transitioning our branding to the TouchSense mark, which extends beyond gaming to all aspects and applications of our haptics-related products and services. We have licensed our TouchSense intellectual property to over 16 peripheral manufacturers, including Logitech and Microsoft. According to PC Data, touch-enabled joysticks accounted for approximately 6% of the domestic PC joystick sales by unit volume in 1998, 10% of the domestic PC joystick sales by unit volume in 1999, and 12% of the domestic PC joystick sales by unit volume in 2000. In addition, we have developed TouchSense technologies for gaming applications designed specifically for arcade and location-based entertainment markets. We intend to expand our TouchSense licensing business to include new product categories for the personal computer platform and to target additional gaming platforms.

     In order to bring touch-enabling technology to every desktop, we have targeted the general purpose personal computer market. To address this large opportunity, we developed a touch-enabling technology designed for cursor control products that enables all the basic functionality of a traditional mouse but also presents information to the sense of touch. In 1998, we entered into a license with Logitech under which Logitech sells computer mice incorporating our touch-enabling technology. Logitech launched the first computer mouse incorporating our touch-enabling technologies, the WingMan(R) Force Feedback Mouse, during the fourth quarter of 1999. In September 2000, Logitech launched two new lower-cost, touch-enabled mouse products, the iFeel(TM) Mouse and the iFeel(TM) MouseMan(R), each of which is targeted for use with general-purpose computer applications, such as business productivity and Web applications. The iFeel Mouse lists for $39.95 and the iFeel MouseMan lists for $59.95. To date, Logitech has sold over 250,000 units of its touch-enabled iFeel mice. In addition to Logitech, we have also partnered with Kensington, enabling Kensington to sell touch-enabled mice and trackballs under the Kensington and Gravis brand names. Finally, we have also announced a licensing partnership with Primax Electronics, enabling Primax Electronics to produce touch-enabled computer mice using Immersion's patented TouchSense technology.

     Medical Simulation. We have developed numerous technologies that can be used for medical training and simulation. By enabling computers to deliver touch sensations to users, our technologies can support realistic simulations that are effective in teaching medical students and doctors what it feels like to perform a given procedure. The use of our simulators allow healthcare providers to practice procedures in an environment that poses no risks to patients, where mistakes have no dire consequences and animal or cadaver use is avoided. We partner with leading medical technology companies, such as Medtronic, to develop applications that closely simulate not only the look, but also the feel of performing an actual medical procedure, allowing doctors to safely practice and perfect techniques before they start performing operations on patients.

     Professional and Industrial. In recent years there has been a proliferation of automotive sub-systems which are directly accessed by drivers and passengers. These include radio, CD, navigation, telephone and climate control systems, among others. As a result, there has been a corresponding increase in the number of physical control devices in the automotive cockpit. This clutter may be hazardous to the extent it distracts the driver's attention. Our TouchSense control knob controls multiple systems and has a different feel for each system to allow the driver to identify tactilely which system is being controlled. The result is a simpler, more easily-accessed control environment. We have licensed our automotive control knob technology to BMW, which has indicated that it intends to introduce the TouchSense control knob in future models. We are also working with several other major automobile manufacturers who have expressed interest in touch-enabled automobile controls.

     In addition to automotive control knobs, we manufacture and sell specialized computer peripherals that are not touch-enabled, but incorporate related advanced computer peripheral technologies. These specialized peripherals include the Softmouse, a high performance, non-touch-enabled mouse optimized for use in geographic information systems and mapmaking, and PinPoint, a stereotactic arm used to enable image-guided biopsies and radiation therapy.

     Three-Dimensional Capture and Interaction. A major focus of our efforts in this area is computer peripherals that we manufacture and sell and which are targeted at three-dimensional computer imaging applications. These include the MicroScribe-3D product line and the recently introduced LightScribe-3D product. Both allow users to capture three-dimensional computer models directly from physical objects. The MicroScribe-3D products contain sensor and microprocessor technologies that allow users to digitize physical objects simply by tracing their contours with a stylus. A computer records the three-dimensional geometry of the object and reproduces it on the screen as a three-dimensional computer model. The LightScribe-3D achieves a similar result using a camera and a hand-held laser to generate high-quality, fully-textured three-dimensional models of physical objects. The LightScribe-3D simplifies the creation of three-dimensional interactive content, especially three-dimensional content intended for display on Web pages. The MicroScribe product line is designed to support the needs of game developers, engineers, animators, filmmakers, industrial designers and other professionals who need to create realistic three-dimensional computer images quickly and easily. The LightScribe product is designed for animators, Web designers and developers.

     Another focus of our efforts is our CyberGlove, CyberGrasp and CyberForce line of touch-enabled gloves and our three-dimensional interaction software products, including VirtualHand Suite 2000 and SimStudio, that simulate the manipulation of objects in three-dimensional environments. Our CyberGlove line of whole-hand sensing gloves and three-dimensional software products are used in research applications and in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications to improve the product development process.

TECHNOLOGIES AND PRODUCTS

     Technology Licensing. We currently license our intellectual property to manufacturers which produce peripheral devices incorporating our touch-enabling technologies. In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. Our basic licensing model includes a per unit royalty paid by the manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. In addition, the licensee generally must abide by a branding obligation. The prominent display of the TouchSense logo on retail packaging generates customer awareness for our technologies.

     Computing and Entertainment Products. We license our intellectual property to manufacturers which incorporate our touch-enabling technologies into various computer peripheral devices targeted at the personal computer platform. Currently, there are a number of consumer joysticks sold using TouchSense technology, including the Wingman Force 3D from Logitech, the Sidewinder Force Feedback 2 from Microsoft, the Force Feedback Joystick from Guillemot and the TopShot Force Feedback from AVB. There are also a number of steering wheel gaming peripherals licensed under the TouchSense brand, including the Wingman Formula Force GP from Logitech, the Force Feedback Racing Wheel from Guillemot and the Sidewinder Force Feedback Wheel from Microsoft. Logitech began selling its latest line of touch-enabled computer mice, the iFeel Mouse and the iFeel MouseMan, in September 2000. These products automatically allow users to feel many of the basic desktop controls in Windows 98, Windows 2000 and Windows Me and standard interface elements of Web pages accessed through Internet Explorer and Netscape Navigator.

     Demand for computer peripheral devices incorporating our touch-enabling technologies depends on the existence of software applications and Web pages that take advantage of these devices. The development of such software likewise depends on the existence of an installed base of touch-enabled hardware devices. We have addressed this interdependency of hardware and software solutions in two ways. First, we have developed end-user software that is included with Logitech's touch-enabled mice at no additional cost, and which automatically adds touch to many of the basic Windows 98, Windows 2000 and Windows Me controls. Second, we have developed and provided to developers and end users software authoring tools that help programmers add touch-enabled content to software applications and Web pages.

     To improve the performance and to help reduce the cost of gaming and peripheral products manufactured by our licensees, we have developed our custom Immersion Processors. Our microprocessors contain circuitry to work with low cost sensors used in touch-enabled gaming and peripheral products, and have been designed to streamline processing of information sent between a personal computer and a touch-enabled computer peripheral product. We believe that these microprocessors are cost-effective components that allow our licensees to reduce their costs of goods and the amount of custom development that they must perform to bring a product to market, speeding their development cycle. Immersion Processors are manufactured for us solely by Kawasaki LSI, with which we have entered into an ASIC Design and Development Agreement that remains in effect until cancelled by either party. We purchase the Immersion Processors from Kawasaki LSI and sell them to those licensees that want to use the microprocessors in their gaming products. We generally warrant our microprocessors to conform to our specifications and to be free from defects in materials and workmanship for a period of one year from delivery, and Kawasaki LSI extends a similar warranty to us.

     Medical Products. We have three medical simulation product lines: our CathSim(R) Vascular Access Simulator, which simulates intravenous catheterization; our AccuTouch Endoscopy(R) Simulator, which simulates endovascular interventions; and our AccuTouch(R) Endovascular Simulator, which simulates endoscopy. These devices are used for training purposes and enable clinicians to feel simulations of sensations experienced during medical procedures, such as encountering an unexpected obstruction in an artery. All are comprised of software modules, an interface device and a hardware platform. We sell hardware systems ranging from $6,000 to $30,000, which may be followed by additional sales of software. We design each product line to maximize the number of procedures that can be simulated. The relatively low price of our software modules provides an opportunity for repeat sales.

     Automotive Controls. We have developed TouchSense technology appropriate for use in automobile dashboards. We have begun efforts to license this technology to automobile manufacturers and automobile component suppliers. BMW has taken a license to our TouchSense knob technology for use in the dashboard controls of certain of its upcoming automobiles. We have also formed a strategic partnership with ALPS Electronics, a leading automotive component supplier, as part of a strategy to speed adoption of our TouchSense technologies across the automotive industry. We are also working with several other major automobile manufacturers who have expressed interest in touch-enabled automobile controls.

     Whole-Hand Interfaces. We manufacture and sell the CyberGlove, a glove that accurately measures the movement of a user's hand and, used in conjunction with our software, maps it to a graphical hand on the computer screen. Users can "reach in and grab" digital objects similar to physical objects. CyberTouch(TM) is a CyberGlove with a vibro-tactile feedback option that provides users with tactile cues when they manipulate digital objects. CyberGrasp is an option for the CyberGlove that adds force-feedback to the fingertips. With CyberGrasp users can feel the three-dimensional graphical objects being manipulated on the screen.

CyberForce is an enhanced, grounded force-feedback product, which was introduced in the fourth quarter of 2000. Incorporating our TouchSense technologies, CyberForce allows users to better sense immovable objects, as well as inertia, by restricting arm movement.

     Our software products for our whole-hand interfaces include the VirtualHand Suite 2000 and SimStudio. Virtual Hand Suite 2000 is a software toolkit that helps users integrate our whole-hand interface products into specific applications. Besides incorporating algorithms for real-time, three-dimensional object manipulation, the toolkit provides collision-detection capabilities that are essential for assembly tasks. The toolkit also computes the information required for directing forces to the user. Our recently released, SimStudio is a software tool used for verifying, testing and evaluating three-dimensional digital models in real-time. It allows for the direct import of three-dimensional data from multiple sources, such as SolidWorks(R) and 3D Studio(R), to construct functional digital prototypes.

HAPTICS -- THE SCIENCE OF TOUCH SIMULATION

     Touch or feel simulation, also known as force feedback, haptic feedback or force reflection, refers to the technique of adding touch sensations to computer hardware and software by imparting physical forces upon the user's hand. These forces are imparted by actuators, usually motors, that are incorporated into consumer peripheral devices such as mice, joysticks, steering wheels or gamepads, or into more sophisticated interfaces designed for industrial, medical or scientific applications. Touch-enabled peripheral devices can impart to users physical sensations like rough textures, smooth surfaces, viscous liquids, compliant springs, jarring vibrations, heavy masses and rumbling engines.

     As a user manipulates a touch-enabled device, such as a joystick, motors within the device apply computer-modulated forces that resist, assist or otherwise enhance the manipulations. These forces are generated based on mathematical models that simulate the desired sensations. For example, when simulating the feel of a rigid wall with a force feedback joystick, motors within the joystick apply forces that simulate the feel of encountering the wall. As the user moves the joystick to penetrate the wall, the motors apply a force that resists the penetration. The harder the user pushes, the harder the motors push back. The end result is a sensation that feels like a physical encounter with an obstacle.

     The mathematical models that control the motors may be simple modulating forces based on a function of time, such as jolts and vibrations, or may be more complex modulating forces based on user manipulations such as surfaces, textures, springs and liquids. Complex sensations can be created by combining a number of simpler sensations. For example, a series of simulated surfaces can be combined to give the seamless feel of a complex object like a sports car. Textures can be added to these complex surfaces so that the windshield of the sportscar feels smooth and its tires feel rubbery.

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

SALES, MARKETING AND SUPPORT

     With respect to certain high-volume applications for our technologies, we establish licensing relationships. In other lower-volume applications, we sell our products through our direct sales efforts or indirectly through distributors and value-added resellers. As part of our strategy to increase our visibility and promote our touch-enabling technology, our license agreements generally require our licensees to display the TouchSense logos on licensed products they distribute.

     With respect to intellectual property licensing, we have focused our marketing activities on developing relationships with potential licensees and on participating with existing licensees in their marketing and sales efforts. To generate awareness of our technologies and our licensees' products, we participate in industry trade shows, maintain ongoing contact with industry press and provide product information over our Web site.

     With respect to medical simulation, we employ a direct sales force that markets simulation systems to hospitals, health management organizations, nursing schools, medical schools, emergency medical technician training programs, the military and other organizations involved in procedural medicine. We have approximately ten sales representatives in the United States and two sales representatives in Europe. In Asia, we also work with a network of distributors. We have distributors in most major Asian markets, including those in Japan, South Korea, Malaysia and Singapore. Our sales force is also augmented through co-marketing arrangements with strategic partners.

     A focus of our marketing efforts is to promote the adoption of our touch-enabling technology by software and Web developers to facilitate the implementation of touch sensations into software applications. We have developed the Immersion TouchSense Developer Toolkit, which contains our software authoring tools, as well as documentation, tutorials and software files containing sample touch sensations. We currently distribute this software to software developers at no cost. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications.

     We believe that it is important to increase awareness of our touch-enabling technology among potential end users. To this end, we have engaged in a series of public relations, marketing and promotional campaigns. The goal of these efforts is to create consumer awareness of the benefits of touch-enabling technologies. Our sales and marketing expenses were $11.0 million in 2000, $3.5 million in 1999, and $1.6 million in 1998.

RESEARCH AND DEVELOPMENT

     Our success depends on our ability to improve, and reduce the costs of, our technologies in a timely manner. We have assembled a team of highly skilled engineers who possess experience in the disciplines required for touch-enabling technology development, including mechanical engineering, electrical engineering and computer science.

     Our research and development expenses were $7.3 million in 2000, $5.5 million in 1999, and $5.2 million in 1998. Our research and development efforts have been focused on technology development, including hardware, software and designs. We have entered into numerous contracts with government agencies and corporations that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we provide the applicable government agency a license to use the technology for non-commercial purposes.

COMPETITION

     With respect to touch-enabled consumer products, we are aware of several companies that claim to possess force feedback technology applicable to the consumer market, but we are not aware that any of these companies or their licensees have introduced touch-enabled products. Several companies also currently market force feedback products to non-consumer markets and could shift their focus to the consumer market. In addition, our licensees may develop products that compete with products employing our touch-enabling technology but are based on alternative technologies. Many of our licensees, including Microsoft and Logitech, and other potential competitors have greater financial and technical resources upon which to draw in attempting to develop computer peripheral technologies that do not make use of our touch-enabling technology.

     Our competitive position is partially dependent on the competitive positions of our licensees that pay a per-unit royalty. Our licensees' markets are highly competitive. We believe that the principal competitive factors in our licensees' markets include price, performance, user-centric design, ease of use, quality and timeliness of products, as well as the manufacturer's responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotion programs and brand recognition. Touch-related benefits in such markets may be viewed simply as enhancements and compete with non-touch-enabled technologies.

     There are several companies that currently sell high-end simulation products that compete with our professional and industrial, and medical products, including Simbionics. The principal bases for competition in these markets are technological sophistication and price. We believe we compete favorably on these bases. With respect to our whole-hand sensing gloves, we have several competitors including Fifth Dimension Technologies and Nissho Electronics.

     Our microprocessors have been optimized to work with low cost sensors used in touch-enabled gaming and peripheral products and to streamline processing of information sent between a personal computer and a touch-enabled gaming or computer peripheral product. Currently, semiconductor companies, including Mitsubishi and ST Microelectronics, manufacture products that compete with the Immersion Processors.

INTELLECTUAL PROPERTY

     We rely on a combination of patents, copyrights, trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. We consider our ability to protect our intellectual property to be critical to our success.

     Immersion and its wholly-owned subsidiaries hold more than 95 issued patents and 230 pending patent applications in the U.S. and abroad covering various aspects of their hardware and software technologies. Our current U.S. patents expire between the years 2011 and 2018. Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position. Patents may not issue from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.

     In addition, others may attempt to develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of our methods and devices that it regards as proprietary. From time to time, we will need to litigate in order to protect or enforce our intellectual property rights. Litigation may be costly, time-consuming and a distraction to management, and could result in the impairment or loss of portions of our intellectual property. If our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our technologies or be unable to persuade or require companies to enter into royalty-bearing license arrangements.

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

     From time to time, we have received claims from third parties that our technologies, or those of our licensees, infringe the intellectual property rights of these third parties. After examination of these claims and consultation with counsel, we believe that these claims are without merit. To date, none of these companies has filed a legal action against us. However, these or other matters might lead to litigation costs in the future. Intellectual property claims, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, or require us to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims could also result in claims from our licensees under the indemnification provisions of their agreements with us.

EMPLOYEES

     As of December 31, 2000, we had 162 full-time and 6 part-time employees, including 59 in research and development, 58 in sales and marketing and 51 in finance, administration and operations. As of that date, we also had 1 independent contractor. None of our employees is represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is extremely intense, particularly for engineers and technical staff. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

EXECUTIVE OFFICERS

     The following table sets forth information regarding our executive officers as of March 1, 2001:

                   NAME                                 POSITION WITH THE COMPANY                 AGE
                   ----                                 -------------------------                 ---
Robert O'Malley...........................  President and Chief Executive Officer, Director       55
Louis Rosenberg, Ph.D. ...................  Chairman, Director                                    31
Victor Viegas.............................  Vice President, Finance and Chief Financial
                                            Officer                                               43
J. Stuart Mitchell........................  Executive Vice President, Business Groups             47
Bruce Schena..............................  Vice President, Chief Technology Officer              36
Kenneth Martin............................  Vice President, Engineering                           35
Bhartendu Parekh..........................  Vice President and General Manager, Computing and
                                            Entertainment Group                                   41
Craig Factor..............................  General Counsel and Secretary                         32

     Mr. Robert O'Malley has served as our President and Chief Executive Officer since October 2000. From June 1999 to July 2000, he served as president of Intermec Technologies Corporation, a supply chain management company, a subsidiary of Unova, Inc, an industrial technologies company. From May 1995 to June 1999, Mr. O'Malley held several executive positions at MicroAge, an information technologies company, and its wholly-owned subsidiary Pinacor, a distributor of communications product solutions, including serving as its chief executive officer from March 1998 until June 1999 and President of MicroAge from November 1996 until February 1998. From 1976 to 1995, Mr. O'Malley held a variety of management positions at IBM, an information systems company, including general manager of desktop systems from September 1994 to February 1995. Mr. O'Malley holds a bachelor of science degree in aeronautical engineering from the University of Minnesota, and a master of business administration from Arizona State University. Mr. O'Malley is a board member of the University of North Dakota Aerospace Foundation, serves on the board of regents of Brophy College Preparatory, and is a member of the Global Advisory Council for Thunderbird Graduate School of International Management. Mr. O'Malley served as a captain in the United States Air Force from 1967 to 1973.

     Dr. Louis Rosenberg is a founder of Immersion and has served as Chairman since May 1993. Dr. Rosenberg also served as our President and Chief Executive Officer from May 1993 until October 2000. Since April 1997, Dr. Rosenberg has also served as a manager of MicroScribe LLC, a licensing company in which we hold a membership interest. Dr. Rosenberg holds bachelor of science, master of science and doctorate degrees in mechanical engineering from Stanford University. Dr. Rosenberg currently serves as a director of the Humane Society of Silicon Valley.

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

     Mr. J. Stuart Mitchell has served as our Executive Vice President, Business Groups since August 2000. From August 1999 to August 2000, Mr. Mitchell, served as our Vice President, Business Development. From February 1987 to February 1999, Mr. Mitchell served as vice president of sales and marketing, systems products division and vice president of worldwide technology licensing business for Adobe Systems, Inc., a technology licensing desktop publishing and graphics software company. From May 1982 to January 1987, Mr. Mitchell served in various sales and marketing management positions for Zentec Corporation, a computer systems and display terminal company and, from April 1977 to April 1982, Mr. Mitchell served in various sales and marketing positions for Xerox Corporation, an information technology and document systems company. Mr. Mitchell holds a bachelor of science degree in engineering physics with a minor in business from the University of Colorado, Boulder.

     Mr. Bruce Schena has served as our Vice President, Chief Technology Officer since January 1995. From January 1995 to February 2000, Mr. Schena served as a member of our board of directors. From January 1995 to October 2000, Mr. Schena also served as our Secretary. Since April 1997, Mr. Schena has also served as a manager of MicroScribe LLC, a licensing company in which we hold a membership interest. From June 1993 to December 1994, Mr. Schena consulted for Pandemonium Product Development, a product design company owned by Mr. Schena. Mr. Schena holds bachelor of science and master of science degrees in mechanical engineering from Massachusetts Institute of Technology and a degree of engineer in mechanical engineering from Stanford University.

     Mr. Kenneth Martin has served as our Vice President of Engineering since February 2000. From April 1996 to February 2000, Mr. Martin served as our Director of Product Development. From June 1994 to April 1996, Mr. Martin served as a design engineer at IDEO Product Development Inc., a product design company. From 1994 to 1998, he also served as a lecturer in the design division of the mechanical engineering department of Stanford University. Mr. Martin holds a bachelor of applied science degree from the University of Toronto and a master of science degree in manufacturing systems engineering from Stanford University.

     Mr. Bhartendu Parekh has served as our Vice President and General Manager of our Computing and Entertainment Group since February 2001. From December 1998 to January 2001, Mr. Parekh served in several marketing positions at Gateway, a personal computer company, including marketing director for Asia. From January 1996 to November 1998, Mr. Parekh was with Fujitsu PC Corporation, a personal computer corporation and a division of Fujitsu Limited. During Mr. Parekh's tenure at Fujitsu PC, he served as a director of product marketing and director of marketing & strategic planning. Mr. Parekh holds a master of science in computer science from Wayne State University and a bachelor of science in electrical engineering from Sardar Patel University, India.

     Mr. Craig Factor has served as our General Counsel since September 1997 and Secretary since October 2000. From January 1995 to January 1997, Mr. Factor was an associate at the law firm of Wilson Sonsini Goodrich & Rosati. From September 1993 to January 1995, Mr. Factor was an associate at the law firm of Wiley, Rein & Fielding. Mr. Factor holds a bachelor of arts degree in social studies from Harvard University and a juris doctorate degree from the Duke University School of Law.

                                  RISK FACTORS

THE MARKET FOR TOUCH-ENABLING TECHNOLOGIES AND TOUCH-ENABLED PRODUCTS IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

     The market for our touch-enabling technologies, and our and our licensees' touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

     - cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers;

     - touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy and sigmoidoscopy;

     - touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles, such as Sony's PlayStation(R) 2;

     - touch-enabled automotive interfaces; and

     - touch-enabled, whole-hand sensing gloves, such as our CyberForce product.

Even if our touch-enabling technologies and our and our licensees' touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

WE HAD AN ACCUMULATED DEFICIT OF $37.7 MILLION AS OF DECEMBER 31, 2000, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since 1997, we have incurred losses in every fiscal quarter, and we expect losses through at least the third quarter of 2001. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

THE RECENT SLOWDOWN IN PERSONAL COMPUTER SALES MAY LEAD TO A REDUCTION IN SALES OF OUR LICENSEES' TOUCH-ENABLED PERIPHERAL PRODUCTS, SUCH AS TOUCH-ENABLED MICE AND JOYSTICKS, WHICH MAY ADVERSELY AFFECT OUR ROYALTY REVENUE.

     In the past several months, large personal computer manufacturers have announced slower than anticipated sales of personal computers. This slowdown in personal computer sales may adversely affect sales of our licensees' royalty-bearing, touch-enabled peripheral products, such as touch-enabled mice and joysticks, that are used with personal computers. The slowdown affecting personal computer companies may also make it more difficult to convince such companies to incorporate a touch-enabled mice product into their product lines. The impact of this downturn on our royalty revenue may be more pronounced if a significant cause of this trend is a reduction in the amount that individuals and companies have budgeted for personal computer-related devices, such as touch-enabled mice, rather than saturation of the market for personal computers generally.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN OR OTHER FACTORS, WE ARE UNABLE TO PERSUADE HOSPITALS TO PROVIDE IN THEIR BUDGETS FOR PURCHASES OF THESE NEW MEDICAL SIMULATION DEVICES.

     Our medical simulation products, such as our AccuTouch Endoscopy Simulator and our AccuTouch Endovascular Simulator, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, there is often no allocation in the existing budgets of these training facilities for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing training facility personnel of the utility of the devices, persuade them to include a significant expenditure in their budgets. If these training facilities are unwilling to budget for simulation devices or reduce their budgets as a result of current economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate.

REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL CAPTURE AND INTERACTION PRODUCTS.

     We believe that the current economic downturn has lead to a reduction in corporations' budgets for research and development in several sectors, including the automotive and aerospace sectors, that use our three-dimensional capture and interaction products. Sales of our three-dimensional capture and interaction products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of three-dimensional digitizers, may be adversely affected by these cuts in corporate research and development budgets.

AUTOMOBILES INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES ARE SUBJECT TO LENGTHY PRODUCT DEVELOPMENT PERIODS, MAKING IT DIFFICULT TO PREDICT WHEN AND WHETHER WE WILL RECEIVE PER UNIT AUTOMOTIVE ROYALTIES.

     The product development process for automobiles is very lengthy. We do not earn per unit royalty revenue on our automotive technologies unless, and until, automobiles featuring our technologies are shipped to customers, which can be several years after we enter into an agreement with an automobile manufacturer. During the entire product development process, we face the risk that an automobile manufacture may delay the incorporation or choose not to incorporate our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive.

THE MARKET FOR OUR LIGHTSCRIBE-3D PRODUCT, AN OPTICALLY-BASED, THREE-DIMENSIONAL DIGITIZER, IS AT AN EARLY STAGE, AND OUR PRODUCT REVENUES MAY NOT GROW IF MARKET DEMAND DOES NOT DEVELOP.

     We recently introduced our LightScribe-3D product, which uses a video camera, hand-held laser stylus, and specialized image processing software to allow users to create three-dimensional images of objects. The LightScribe-3D is being marketed for the creation of high-quality, fully-textured, three-dimensional models that can be displayed and manipulated on Web pages. The market for digitizers to facilitate the creation of such three-dimensional Web content is at an early stage and has been adversely affected by the economic downturn affecting Web-based retailers. If demand does not develop we may not be able to grow our product revenues.

THE INTEGRATION OF IMMERSION MEDICAL AND VIRTUAL TECHNOLOGIES MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

     In the third quarter of 2000, we completed the acquisition of Immersion Medical, a corporation with approximately 60 employees based in Gaithersburg, Maryland and Virtual Technologies, a corporation with approximately 15 employees based in Palo Alto, California. Immersion, Immersion Medical and Virtual Technologies have operated independently in the past. The combination of these three businesses may be difficult. If we fail to integrate the businesses successfully the operating results of the combined company could be adversely affected and the combined company may not achieve the benefits or operating efficiencies that we hope to obtain from the acquisitions. Moreover, we do not know whether the products, systems and personnel of the three companies will be fully compatible.

WE HAVE LIMITED EXPERIENCE MARKETING AND SELLING THE PRODUCTS OF OUR RECENTLY ACQUIRED SUBSIDIARIES, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

     Immersion has limited experience marketing and selling medical simulation or high-end simulation products either directly or through distributors. The success of our efforts to sell Immersion Medical's medical simulation products and Virtual Technologies' glove-based simulation products will depend upon our ability to establish a qualified sales force and establish relationships with distributors. Our current sales and marketing staff is very limited, and we must attract and retain qualified personnel to direct the sales and marketing of our simulation products. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products successfully. There is no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales or marketing network for our simulation products could have a material adverse effect on our product revenues.

WE HAVE IN THE PAST, AND MAY IN THE FUTURE, ENGAGE IN ACQUISITIONS THAT DILUTE STOCKHOLDERS' INTERESTS, DIVERT MANAGEMENT ATTENTION OR CAUSE INTEGRATION PROBLEMS.

     As part of our business strategy, we have in the past acquired, and may in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. We recently completed the acquisitions of Immersion Medical and Virtual Technologies. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

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

     Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business.

WE MIGHT BE UNABLE TO RETAIN OR RECRUIT NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

     Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. Moreover, uncertainties as to whether Immersion Medical and Virtual Technologies employees will remain with Immersion Medical, Virtual Technologies, Immersion and/or the combined company during the integration process may affect the business operations of each company. A number of employees of these subsidiaries have departed since the acquisitions were completed. It may not be possible to retain enough key employees of Immersion Medical and Virtual Technologies to operate our businesses effectively.

     We intend to hire additional sales, support, marketing and research and development personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock, which may impair our ability to retain the services of such employees. In addition, our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS OPERATIONS, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     Since 1997, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations at least until the fourth quarter of 2001. If our operations do not result in positive cash flow, we may require additional financing for working capital to fund our operations. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets in fiscal 2000 and 2001 have adversely affected the ability to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may involve our issuing additional shares of our common or preferred stock and our stockholders may experience substantial dilution.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES' MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. Royalty revenue as a percentage of our total revenue for the years ended December 31, 2000, 1999 and 1998 was 21%, 20% and 4%, respectively. However, we do not control or influence the manufacture, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenues will not grow.

     Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the second half of the calendar year, we may not receive related royalty revenue.

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

COMPETITION WITH OUR PRODUCTS AND OUR LICENSEES' PRODUCTS MAY REDUCE OUR
REVENUE.

     The markets in which we and our licensees' compete are characterized by rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices and increasing foreign and domestic competition. We believe that competition in these markets will continue to be intense, and that competitive pressures will drive the price of our products and our licensees' products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

     We face competition from unlicensed products as well. Our licensees or other third parties may seek to develop products which they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical and marketing resources than we do, and the costs associated with asserting our intellectual property against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property, competition from such unlicensed products could limit or reduce our revenues.

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

     A substantial majority of our royalty revenue has been derived from the licensing of our portfolio of touch-enabling technology for personal computer gaming peripherals, such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is a substantially smaller market than either the mouse market or the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve royalty revenue growth.

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

IF WE FAIL TO DEVELOP NEW OR ENHANCED TECHNOLOGIES FOR NEW APPLICATIONS AND PLATFORMS, WE MAY NOT BE ABLE TO CREATE A MARKET FOR OUR TECHNOLOGIES OR OUR TECHNOLOGIES MAY BECOME OBSOLETE AND OUR ABILITY TO GROW AND OUR RESULTS OF OPERATIONS MIGHT BE HARMED.

     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technology could also require significant additional expenses and strain our management, financial and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if we:

     - fail to develop new technologies,

     - our new technologies fail to gain market acceptance; or

     - our current products become obsolete.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     For the year ended December 31, 2000, we derived 9% of our total revenues and 41% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT'S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.

     Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft's Windows 98, Windows 2000 and Windows Me operating systems software, including DirectX, Microsoft's entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees' products, our costs could be increased and our revenues could decline.

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING; COULD RESULT IN THE IMPAIRMENT OR LOSS OF PORTIONS OF OUR INTELLECTUAL PROPERTY; AND COULD ADVERSELY AFFECT OUR BUSINESS.

     Intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, most of these claims have not led to any litigation. However, on June 18, 2000, we filed an action for patent infringement in the United States District Court for the Northern District of California against InterAct Accessories, Inc., one of our existing licensees, based on certain unlicensed gamepad and steering wheel products currently being marketed by InterAct. On January 2, 2001, the action was broadened to add STD Manufacturing Limited, the manufacturer of InterAct's products, as a defendant. This litigation, like any litigation brought to protect and enforce our intellectual property rights, could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

     We attempt to avoid infringing known proprietary rights of third parties. However, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees have received similar letters from these or other companies. Such letters may influence our licensees' decisions whether to ship products incorporating our technologies. Although none of these matters has resulted in litigation to date, any of these notices, or additional notices that we could receive in the future from these or other companies, could lead to litigation.

     Intellectual property claims against us or our licensees, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, or require us or our licensees to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims could also result in claims from our licensees under the indemnification provisions of their agreements with us.

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

     - our patents may not be broad enough to protect our proprietary rights;
       and

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

PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND, AND COULD EXPOSE US TO LOSS.

     Claims that our products or our licensees' products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry and medical field. If products that we or our licensees sell cause personal injury, financial loss or other injury to our or our licensees' customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend and distracting to management and could result in damages and injure our reputation or the reputation of our licensees or their products. This damage could limit the market for our and our licensees' products and harm our results of operations.

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

WE COULD LOSE SOME OR ALL OF THE INVESTMENT THAT WE HAVE MADE IN SEVERAL EARLY STAGE TECHNOLOGY COMPANIES SHOULD THOSE COMPANIES NOT BE SUCCESSFUL IN DEVELOPING THEIR TECHNOLOGIES OR NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING IF AND WHEN NEEDED.

     From time to time we have made strategic investments in early stage technology companies that are developing technologies that we believe could complement or enhance our own technologies, if successful. We have made these investments to provide funding for the development of these companies technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. One or more of these companies may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that any of the companies in which we have invested fails or does not achieve a level of success that permits us to realize the value of our investments, we could experience a complete or partial loss on some or all of the investments. If we experience a complete or partial loss on some or all of our investments, we will be forced to write off some or all of that investment as an extraordinary loss, which would decrease our assets and increase our losses.

FAILURE TO QUALIFY FOR POOLING-OF-INTERESTS ACCOUNTING TREATMENT WITH RESPECT TO OUR RECENT ACQUISITION OF IMMERSION MEDICAL MAY HARM OUR FUTURE OPERATING RESULTS.

     We have accounted for our recent acquisition of Immersion Medical as a pooling-of-interests business combination. Under the pooling-of-interests method of accounting, each of Immersion and Immersion Medical's historical recorded assets and liabilities have been carried forward to the combined company at their recorded amounts. In addition, the operating results of the combined company include Immersion's and Immersion Medical's operating results for all of fiscal 2000, and Immersion's and Immersion Medical's historical reported operating results for prior periods have been combined and restated as the operating results of the combined company.

     Events may occur that cause the Immersion Medical merger to no longer qualify for pooling-of-interests accounting treatment. In that case, we would be required to account for the acquisition under the purchase method of accounting. Under that method, we would record the estimated fair value of Immersion common stock issued in the merger as the cost of acquiring the business of Immersion Medical. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of Immersion common stock over the fair value of net assets acquired recorded as goodwill or other intangible assets. To the extent goodwill and other intangibles are recorded on Immersion's financial statements, Immersion would be required to take a noncash charge to earnings every year for periods of up to 5 years until the full values of this goodwill and other intangibles have been fully amortized. The fair value of Immersion common stock issued in the merger is much greater than the historical net book value at which Immersion Medical carried its assets in its accounts. Therefore, purchase accounting treatment would result in charges to operations of the combined company for several years compared to pooling-of-interests accounting treatment.

OUR REPORTED RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

     We prepare our financial statements in conformity with generally accepted accounting principles (GAAP). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

IF OUR SAN JOSE FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

     Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake or power outage. California has recently experienced problems with its power supply. As a result, we have experienced utility cost increases and may experience unexpected interruptions in our power supply that could have a material adverse effect on our sales, results of operations and financial condition. In addition, a substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. Any such loss at our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we have obtained insurance to cover most potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

ROBERT O'MALLEY, OUR CHIEF EXECUTIVE OFFICER AND PRESIDENT, RECENTLY JOINED US AND IF THERE ARE DIFFICULTIES WITH THIS LEADERSHIP TRANSITION IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.

     Robert O'Malley, our Chief Executive Officer and President, joined us in October 2000. Our success will depend to a significant extent on Mr. O'Malley's ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with our executive staff. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.

WE HAVE EXPERIENCED RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS.

     In addition to the employees of Immersion Medical and Virtual Technologies that we are currently integrating, we have rapidly increased the number of our employees in our San Jose headquarters. Our business may be harmed if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to support the costs associated with an increasing number of employees. Any future periods of rapid growth may place significant strains on our managerial, financial, engineering and other resources. The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING JOYSTICKS AND STEERING WHEELS IN THE GAMING MARKET MIGHT DECLINE IF MICROSOFT INCREASES MICROSOFT'S VOLUME OF SALES OF TOUCH-ENABLED JOYSTICKS AND STEERING WHEELS AT THE EXPENSE OF OUR OTHER LICENSEES.

     Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for Microsoft's SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft's sales of licensed products, the agreement provides for a payment of $2.35 million, which we recognized in equal monthly increments over a one-year period that ended in mid-July 2000. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. We derived 10% of our total revenues and 48% of our royalty revenue for the twelve months ended December 31, 1999 from Microsoft. In addition, we derived 8% of our total revenues and 40% of our royalty revenues for the year ended December 31, 2000 from Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

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

MEDICAL LICENSING AND CERTIFICATION AUTHORITIES MAY NOT ENDORSE OR REQUIRE USE OF OUR TECHNOLOGIES FOR TRAINING PURPOSES, SIGNIFICANTLY SLOWING OR INHIBITING THE MARKET PENETRATION OF OUR MEDICAL SIMULATION TECHNOLOGIES.

     Several key medical certification bodies, including the American Board of Internal Medicine (ABIM) and the American College of Cardiology (ACC), have great influence in endorsing particular medical methodologies, including medical training methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse our medical simulation training products as a training vehicle, market penetration for our products could be significantly and adversely affected.

OUR RELATIONSHIP WITH MEDTRONIC, INC., A LEADING MEDICAL DEVICE COMPANY, MAY INTERFERE WITH OUR ABILITY TO ENTER INTO DEVELOPMENT AND LICENSING RELATIONSHIPS WITH MEDTRONIC'S COMPETITORS.

     In August 1999, we entered into an agreement with Medtronic, Inc., a leading medical device company, in which Medtronic was given a right of first offer for additional development agreements. Under the terms of the right of first offer, we must notify Medtronic if we have received a written offer, or if we are seeking to find a third party to enter a development agreement to develop a simulation system within a field in which Medtronic is active. If Medtronic is interested in participating in a development agreement with respect to such new simulation system then for a period of thirty days we will negotiate exclusively with Medtronic. If an agreement is not reached within this period, we may enter into an agreement with a third party, provided that the terms of the agreement are more favorable to us than the offer presented by Medtronic. Although the right of first offer has not impeded our ability to interest other medical device companies in our technologies to date, our relationship with Medtronic may impede our ability to enter into development or license agreements with other large medical device companies that compete with Medtronic.

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

OUR STOCK MAY BE VOLATILE.

     The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of Immersion common stock by insiders or others; changes in securities analysts' recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; changes in financial estimates by securities analysts; and general market conditions. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against that company.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

     Our current directors, officers and non-mutual fund stockholders holding more than 5% of our outstanding stock, as a group, beneficially own more than 38% of our outstanding common stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

ITEM 2. PROPERTIES

     The Company leases a facility in San Jose, California of approximately 48,000 square feet, which serves as the Company's corporate headquarters and houses sales, marketing, administration, research and development, manufacturing and distribution functions. Products produced in San Jose include our MicroScribe-3D and LightScribe-3D products, and several of our professional and industrial, and medical simulation products, including the Softmouse and our laparoscopic simulation products. The lease for this property expires in June 2005.

     The Company leases a facility in Palo Alto, California of approximately 4,400 square feet, which houses Virtual Technologies, a wholly-owned subsidiary of the Company. The facility is used for sales, marketing, administration, research and development, manufacturing and distribution functions. Products produced and distributed in Palo Alto include the CyberGlove line of whole-hand sensing gloves and three-dimensional software products. The lease for this property is month to month.

     The Company leases a facility in Montreal, Canada of approximately 5,500 square feet, which houses Immersion Canada. The facility is used for sales, marketing, administration, and research and development functions. Two leases, covering subdivisions of the property, expire in September 2002 and September 2005.

     The Company leases a facility in Gaithersburg, Maryland of approximately 18,900 square feet, which houses Immersion Medical. The facility is used for sales, marketing, administration, research and development, manufacturing and distribution functions. Products produced and distributed in Gaithersburg include three medical simulators: the CathSim Intravenous Simulator, the AccuTouch Endoscopy Simulator, and the Accutouch Endovascular Simulator. The lease for this property expires in May 2009.

     Overall, the rent paid, including operating expenses, property taxes, and assessments, is $126,000 per month and is subject to annual adjustment. We believe that our existing facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal proceedings relating to some of its intellectual property rights. Specifically, in June 2000, the Company filed a complaint against InterAct Accessories, Inc. in the United States District Court for the Northern District of California (Case No. C-00-20663 JF). The complaint alleges that multiple InterAct products, including InterAct's Dual Impact, Dual Impact 2, Barracuda 2 and Stormchaser gamepads, and its V3FX, V3FX 2, Blue Thunder and Concept 4 steering wheels, infringe three of the Company's United States patents. On January 2, 2001, the Company filed a First Amended Complaint adding STD Manufacturing Limited, a Hong Kong manufacturer of computer peripheral devices and the manufacturer of the accused products, as a defendant in the action. The Company seeks to recover compensatory damages, and based on allegations that InterAct's and STD's infringement is willful, to have such damages trebled. InterAct and STD have filed answers to the complaint denying infringement and asserting on various grounds, including in a declaratory relief counterclaim filed by InterAct, that the patents-in-suit are invalid. The Company believes its claims to be meritorious, and intends vigorously to pursue them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "IMMR." Our initial public offering of stock was November 12, 1999 at $12.00 per share for an aggregate initial public offering of 53,685,000. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

                                                              HIGH      LOW
                                                             ------    ------
FISCAL YEAR ENDING DECEMBER 31, 2000
  Fourth Quarter...........................................  $ 9.00    $ 7.25
  Third Quarter............................................  $16.00    $14.38
  Second Quarter...........................................  $30.25    $26.13
  First Quarter............................................  $65.88    $57.00
FISCAL YEAR ENDING DECEMBER 31, 1999
  Fourth Quarter...........................................  $49.94    $15.88

     On March 14, 2001, there were 259 stockholders of record.

     In March 2000, we issued 141,538 shares of our common stock in connection with the acquisition of Haptic Technologies, Inc., now named Immersion Canada. The transaction was valued at approximately $6.8 million, including approximately $338,000 paid in cash, and was exempt from registration under Regulation S, promulgated under the Securities Act of 1933 (the "Act"). The transaction was privately negotiated and we made no public solicitation in the United States in the placement of the securities.

     In August 2000, we issued 320,584 shares of our common stock in connection with the acquisition of Virtual Technologies, Inc. The transaction was valued at approximately $8.0 million, including approximately $1.2 million paid in cash, and was exempt from registration under Regulation D, promulgated under the Act. The transaction was privately negotiated and we made no public soliciation in the placement of these securities.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below has been restated to give retroactive effect to the merger of Immersion and HT Medical Systems, Inc. (HT), now named Immersion Medical, on September 29, 2000, which has been accounted for as a pooling of interests as described in note 3 to our consolidated financial statements. The selected consolidated statement of operations data set forth below for the fiscal years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 1997 is derived from the combination of our respective audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the fiscal year ended December 31, 1996 is derived from the combination of Immersion's audited consolidated financial statements and HT's audited financial statements (which disclaimed an opinion on the statements of income, stockholders' equity (deficiency) and cash flows for the year then ended due to a scope limitation on the opening balance sheet) that are not included in this Annual Report on Form 10-K.

     Prior to the merger, HT ended its fiscal year on May 31. Subsequent to the merger, HT changed its fiscal year end to December 31 to conform to Immersion's presentation. The restated consolidated balance sheets as of December 31, 1999, 1998, 1997, and 1996 include amounts for HT as of May 31, 2000, 1999, 1998, and 1997 respectively. The consolidated statements of operations for each of the four years in the period ended December 31, 1999 include amounts for HT for the fiscal years ended five months later. As a result of this presentation, HT's results of operations for the five months ended May 31, 2000 are included in both the years ended December 31, 2000 and 1999. Revenue and net loss for HT for the five months ended May 31, 2000 were $973,000 and $2,427,000 respectively. The following financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historic results are not indicative of the results that may be expected for any future period.

                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenues..............................  $ 15,263    $10,942    $ 8,703    $ 6,884    $ 4,917
  Cost and expenses.....................    39,125     19,854     12,262      8,317      6,143
  Operating loss........................   (23,862)    (8,912)    (3,559)    (1,433)    (1,226)
  Net loss..............................   (22,172)    (9,470)    (3,669)    (1,618)    (1,330)
  Basic and diluted net loss per
     share..............................  $  (1.25)   $ (1.21)   $ (0.73)   $ (0.40)   $ (0.37)
  Shares used in calculating basic and
     diluted net loss per share.........    17,719      7,852      5,023      4,004      3,571
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.............  $ 23,474    $46,606    $ 2,595    $   663    $   459
  Working capital.......................    27,565     50,657      3,940      2,331        981
  Total assets..........................    57,494     60,987      7,123      2,576      2,253
  Redeemable convertible preferred
     stock..............................        --         --      1,476      1,471         --
  Long-term obligations.................     4,192      3,823      1,914      1,849      1,313
  Total stockholders' equity
     (deficiency).......................    48,343     52,963      2,136       (446)       247

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

OVERVIEW

     We develop hardware and software technologies that enable users to interact with computers using their sense of touch. We focus on four application areas -- computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks and steering wheels targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the controls of certain of its upcoming vehicles.

     For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train professionals in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions and endoscopy. We also sell three-dimensional capture and interaction products. These consist primarily of our line of computer digitizing products, including the MicroScribe-3D and the newly introduced LightScribe-3D, and specialized whole-hand sensing gloves, such as the CyberGlove, CyberGrasp and CyberForce, that permit simulated interaction with three-dimensional environments. In all market areas, we engage in development projects for third parties.

     We have entered into numerous contracts with government agencies and corporations since 1993. Government contracts help fund advanced research and development, are typically less than two years in duration, are usually for a fixed price or for our costs plus a fixed fee, and allow the government agency to license the resulting technology for government applications, specifically excluding any commercial activity. Corporate contracts are typically for product development consulting, are for a fixed fee and are also less than two years in duration.

     In March 2000, the Company acquired all outstanding shares of Montreal-based Immersion Canada for approximately $6.8 million, consisting of 141,538 shares of the Company's common stock and $338,000 paid in cash. Immersion Canada develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition, Immersion Canada became a wholly-owned subsidiary of Immersion with operations in Montreal, Canada. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

     In August 2000, the Company acquired Virtual Technologies Inc. ("VTI") for approximately $7.75 million, consisting of 320,584 shares of the Company's common stock and $965,000 paid in cash. During the fourth quarter of 2000, the Company had incurred an additional $242,000 of acquisition related charges. VTI develops and markets hardware and software products that are used in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications as well as research. As a result of the acquisition, VTI became a wholly-owned subsidiary of Immersion with operations in Palo Alto, California. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

     We completed our acquisition of HT in September 2000. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and HT had always been combined. In connection with the merger, we incurred one-time expenses of approximately $1.4 million, which are included in acquisition related charges in our consolidated statement of operations for the year ended December 31, 2000. HT is a developer and manufacturer of medical simulation devices that create realistic training environments for doctors and other healthcare personnel. We issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of HT Medical Systems common stock and preferred stock. We assumed 195,670 common and preferred stock warrants, a promissory note convertible into 226,450 shares of the Company's common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of options assumed in the merger or granted after the merger.

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of December 31, 2000, we have capitalized patents and technology of $4.6 million, net of accumulated amortization of $1.3 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years. Of this amount, we capitalized patents and technology of $3.3 million, associated with the acquisition of patents and technology from Cybernet in March 1999.

     Our revenues include royalties and fees from licensing our technology, revenues from product sales and revenues for development projects. On sales by our licensees' of consumer computer peripheral devices, such as touch-enabled mice and joysticks, we receive a per unit royalty that is a percentage of the unit's wholesale selling price. We also receive fees from licensing our touch-enabling technologies for automotive controls, and expect to receive additional per unit royalty revenue from sales of automobiles that include touch-enabled controls incorporating our technology. We receive product revenue from sales of a number of products, including medical simulation hardware devices and software modules used in conjunction with such devices; three-dimensional digitizing products, such as the MicroScribe-3D; hardware and software for our whole-hand sensing gloves, such as the CyberGlove; and Immersion Processors, which are designed for use by our licensees in their touch-enabled computer peripheral devices. Development projects generally involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables or consulting services.

     We recognize revenues in accordance with applicable accounting standards including American Institute of Certified Public Accountants' Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment. We recognize fixed-fee contract revenue under the cost-to-cost percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. We recognize allowable fees under cost-reimbursement contracts as costs are incurred. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. We recognize royalty revenue based on royalty reports or related information received from the licensee. On July 19, 1999, we entered into an irrevocable, perpetual, non-exclusive, worldwide license agreement with Microsoft under which Microsoft paid us a lump sum of $2.35 million to cover all shipments of Microsoft's SideWinder Force Feedback Wheel and its SideWinder Force Feedback Pro Joystick and a replacement version of these specific SideWinder products having essentially similar functional features. Under the terms of the agreement, we recognized the license payment as revenue in equal monthly increments over the twelve-month period that ended in mid-July, 2000.

HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data as a percentage of total revenues.

                                                              2000     1999     1998
                                                             ------    -----    -----
Revenues:
  Royalty revenue..........................................    20.9%    20.2%     3.7%
  Product sales............................................    53.6     55.4     51.4
  Development contracts and other..........................    25.5     24.4     44.9
                                                             ------    -----    -----
          Total revenues...................................   100.0    100.0    100.0
                                                             ------    -----    -----
Costs and expenses:
  Cost of product sales....................................    29.4     27.0     22.5
  Sales and marketing......................................    72.0     32.4     18.5
  Research and development.................................    47.5     50.4     59.4
  General and administrative...............................    51.5     48.0     37.7
  Amortization of intangibles and deferred stock
     compensation..........................................    33.1     12.7      2.8
  Acquisition related charges..............................    22.8     10.9       --
                                                             ------    -----    -----
          Total costs and expenses.........................   256.3    181.4    140.9
                                                             ------    -----    -----
Operating loss.............................................  (156.3)   (81.4)   (40.9)
Interest and other income..................................    16.8      4.7      2.3
Interest and other expense.................................    (5.7)    (9.8)    (3.6)
                                                             ------    -----    -----
Net loss...................................................  (145.2)%  (86.5)%  (42.2)%
                                                             ======    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

  Revenue

                                                2000      CHANGE     1999      CHANGE     1998
                                               -------    ------    -------    ------    ------
Royalty revenue..............................  $ 3,186      44%     $ 2,211     589%     $  321
Product sales................................    8,176      35%       6,063      36%      4,472
Development contract and other...............    3,901      46%       2,668     (32)%     3,910
                                               -------      --      -------     ---      ------
          Total revenue......................  $15,263      39%     $10,942      26%     $8,703
                                               =======      ==      =======     ===      ======

     Our total revenues for the year ended December 31, 2000 increased to $15.3 million from $10.9 million in 1999, an increase of 39%. Royalty revenue increased by $975,000 or 44% from 1999 to 2000. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. The royalty revenue increase is comprised of an increase of $323,000 due to increased sales by our current licensees and new licensees for gaming and entertainment devices, $309,000 of new automotive license fees and an increase of $343,000 on royalties earned on our licensees' mouse products. During 2000 and 1999 royalty revenue included $1.3 million and $1.1 million respectively of revenue recognized under our agreement with Microsoft which ended mid-July 2000. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Product sales increased by $2.1 million or 35% from 1999 to 2000. The increase in product sales is primarily due to an increase in professional medical product sales of $606,000, an increase of $338,000 in Immersion Processor sales, an increase of $231,000 for our MicroScribe-3D products and $874,000 related to sales by VTI our wholly-owned subsidiary. The increase in medical products sold is attributed to new product introductions and an increased sales force during 2000 versus 1999. Products sold by VTI include the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality applications and CyberForce. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements only include the revenue of VTI for four months during fiscal 2000. Development contract and other revenue increased by $1.2 million or 46% from 1999 to 2000. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during fiscal 2000 due to an increase in related development activity on commercial contracts, including the Geometrix, Inc. strategic partnership agreement to develop LightScribe-3D products. The total revenues for the year ended December 31, 1999 increased to $10.9 million from $8.7 million in 1998, an increase of 26%. The year over year increase was primarily the result of a $1.9 million or 589% increase in royalty revenue due to increased 1999 sales by our TouchSense licensees and $1.1 million in revenues recognized under the Microsoft agreement. The remainder of the 1999 increase in sales over 1998 was due to an increase in product sales of $1.6 million or 36%, which was partially offset by a decrease in contract revenue of $1.2 million, or 32%. The increase in product sales is mainly attributed to a $1.3 million increase in sales of professional medical products, and a $343,000 increase in Immersion Processors sales with smaller increases and decreases in other product categories. The decrease in contract revenue is mainly attributed to the conclusion of several long-term contracts and the decision to shift focus from contract and research and development revenues to product sales and licensing.

  Cost of Product Sales

                                                  2000     CHANGE     1999     CHANGE     1998
                                                 ------    ------    ------    ------    ------
Cost of product sales..........................  $4,496      52%     $2,964      52%     $1,954
% of product sales.............................      55%                 49%                 44%

     Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of sales associated with royalty revenue or development contract revenue. Costs of product sales were $4.5 million in 2000, $3.0 million in 1999 and $2.0 million in 1998. The $1.5 million increase in cost of products sales in 2000 is due to a combination of increased volume and increased overhead costs with offsetting changes in product mix. Total product sales volume increased by 35% over the prior year and contributed approximately $1.0 million to the increase in cost of product sales year over year. The increase in overhead costs contributed approximately $400,000. The 6% increase in cost of product sales as a percentage of product sales during 2000 is mainly due to increased overhead costs related to new facilities and new product introductions. The shifts in product mix mainly offset each other and only contributed slightly to an increase in costs of products sales as a percentage of products sales during 2000. The $1.0 million increase in cost of product sales in 1999 is mainly due to higher sales volume, a 36% increase in product sales over the prior year and increased sales of Immersion Processors which have a higher cost of sales as a percentage of product sales than our other products. Cost of product sales as a percentage of product sales increased in 1999 from 1998 primarily due to the aforementioned increase in Immersion Processors sales, an increase of 276% from 1998 to 1999.

  Expenses

                                                 2000      CHANGE     1999     CHANGE     1998
                                                -------    ------    ------    ------    ------
Sales and marketing...........................  $10,990     210%     $3,547     120%     $1,612
Research and development......................    7,250      31%      5,518       7%      5,168
General and administrative....................    7,855      50%      5,250      60%      3,283
Amortization of intangibles and deferred stock
  compensation................................    5,053     265%      1,385     465%        245
Acquisition related charges...................    3,481     193%      1,190      nm          --

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. During the fourth quarter of 1999, we signed a co-marketing agreement with Logitech in which we agreed to assist Logitech with the launch and promotion of its touch-enabled mice. Under the terms of the agreement, for a period of five calendar quarters, beginning in the first calendar quarter of 2000, we are required to reimburse Logitech for certain marketing related expenses not to exceed $200,000 per quarter, an expense funded with working capital. Only third-party marketing services that are targeted at promoting Logitech's touch-enabled mice are eligible for reimbursement. In addition, all promotional activities must be approved by us in advance. In order to remain eligible for reimbursement, Logitech must include our brand and slogan on all its marketing materials that reference touch-enabled functionality or products, and meet other conditions regarding its touch-enabled mice.

     Sales and marketing expenses grew to $11.0 million in 2000 from $3.5 million in 1999 and $1.6 million in 1998. We began considerable planned growth of our sales and marketing team during the fourth quarter of fiscal 1999 to enable us to proliferate our TouchSense technologies across markets, platforms and applications. The significant increase of $7.4 million in 2000 is mainly due to increased headcount and related compensation, benefits, and overhead costs of $3.5 million. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under a co-marketing agreement with Logitech contributed $1.8 million to the increase of fiscal 2000 over 1999. Increases associated with developer programs and production of showcase applications of our tools of $1.0 million, increased website development and maintenance of $238,000, increased tradeshow expenses of $177,000, and increased travel expenses of $196,000 make up a majority of the remaining variance from 1999 to 2000. The $1.9 million or 120% increase in 1999 was primarily a result of increased headcount and related compensation, benefits, and overhead costs of $1.4 million and corporate identity and web development costs of $319,000. We expect sales and marketing expenses to increase in absolute dollars due to planned growth of our sales and marketing organization. These planned increases include higher employee headcount and related compensation and increased advertising and marketing expenses.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, costs of acquired technology, tooling and supplies and an allocation of facilities costs. Research and development expenses increased to $7.3 million in 2000 from $5.5 million in 1999 and $5.2 million in 1998. The $1.7 million or 31% increase in 2000 is primarily due to $1.0 million of research and development costs incurred at our wholly-owned subsidiaries Immersion Canada and VTI during fiscal 2000 which were acquired in transactions accounted for under the purchase method and therefore are, accordingly, not reflected in our 1999 fiscal research and development expenses. Increased headcount and related compensation, benefits and overhead costs of $372,000 and increased engineering consulting and prototyping expenses of $312,000 contribute to the remainder of the increase in research and development expenses from 1999 to 2000. The $350,000 or 7% increase in 1999 is mainly due to an increase in employee headcount and the related compensation, benefits and overhead costs. We believe that continued investment in research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs. General and administrative expenses increased to $7.9 million in 2000 from $5.3 million in 1999 and $3.3 million in 1998. The $2.6 million or 50% increase in 2000 is primarily due to $1.1 million in employee headcount and related compensation, benefits, and overhead costs, a $582,000 stock compensation charge related to an employment agreement, and $555,000 of increased legal fees, investor fees and other fees related to being a public company. Additionally our fiscal 2000 general and administrative expenses include $453,000 related to charges incurred at our wholly-owned subsidiaries Immersion Canada and VTI which were acquired in transactions accounted for under the purchase method and therefore are, accordingly, not reflected in our 1999 fiscal general and administrative expenses. The $2.0 million or 60% increase in 1999 is mainly attributed to an increase of $1.0 million in employee headcount and related compensation, benefits, and overhead costs and an $824,000 increase in recruiting costs. The recruiting expenses are predominantly from cash and stock compensation given to a recruiter for identifying and employing three senior members of Immersion's management team. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to supporting the Company's growth in existing and new markets.

     Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles consists primarily of amortization on acquired patents and technology and goodwill on our acquisitions recorded under the purchase method of accounting. Amortization of intangibles and deferred stock compensation increased to $5.1 million in 2000 from $1.4 million in 1999 and $245,000 in 1998. The year over year increase of $3.7 million from 1999 to 2000 is comprised of a $1.8 million increase in deferred stock compensation and a

$1.7 million increase in amortization of goodwill and other purchased intangibles related to the acquisitions of Immersion Canada and VTI. The deferred stock compensation amortization increase is mainly the result of amortization of $1.2 million related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Immersion Canada's unvested options at the time of acquisition and $309,000 of amortization for the deferred compensation charge related to the acceleration of options upon the consummation of the merger with HT. The increase in amortization of goodwill and purchased intangibles of $1.7 million in 2000 is due to $1.2 million amortization related to the acquisition of Immersion Canada and $537,000 representing four months of amortization of goodwill and other purchased intangibles related to the acquisition of VTI. The increase of $1.1 million from 1998 to 1999 is primarily the result of a $340,000 increase in amortization of licenses and patents, a $482,000 increase in amortization on a consulting agreement signed in March 1999 and $306,000 of deferred stock compensation amortization. We recorded deferred stock compensation of $2.5 million in 1999 from the issuance of employee and director stock options. We are amortizing the deferred stock compensation over the terms of the related option agreements, which range up to four years.

     Acquisition Related Charges. During the year ended December 31, 2000 we incurred $3.5 million of acquisition related charges consisting of $887,000 for in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada, $1.2 million for in-process research and development resulting from the August 2000 acquisition of all the outstanding shares of VTI and $1.4 million of merger expenses related to the September 2000 acquisition of HT. (See Note 3 of notes to consolidated financial statements.) During the year ended December 31, 1999 we incurred a charge of $1.2 million for in-process research and development resulting from the March 1999 acquisition of patents and in-process technology from Cybernet. The patents and technology were acquired in exchange for 1,291,200 shares of our common stock. We capitalized $3.6 million of purchased patents and technology in connection with this acquisition. Strategically, these acquisitions allowed us to increase the strength of our intellectual property portfolio by obtaining numerous issued patents and pending patent applications relating to our business. They also allowed Immersion to obtain a number of in-process research and development projects that embody aspects of the acquired intellectual property and that have potential commercial value. (See Note 2 of notes to consolidated financial statements.) In addition, the three acquisitions in 2000 benefit Immersion as a result of the immediate addition of trained and skilled employees in the field of haptics for new and existing market opportunities.

     Interest and Other Income. Interest and other income, consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income was $2.6 million in 2000, $510,000 in 1999 and $199,000 in 1998. The significant increase in interest and other income is due to the increase in interest income on cash and cash equivalents and short-term investments chiefly from the $48.3 million net proceeds of our public offering on November 12, 1999. The $2.1 million increase in 2000 from 1999 represents the public offering proceeds less operating cash needs invested for twelve months in 2000 versus less than two months in 1999.

     Interest and Other Expense. Interest and other expense, consists primarily of interest and warrant expense on long term debt. (See Note 9 of notes to consolidated financial statements.) Interest and other expense was $870,000 in 2000, $1.1 million in 1999 and $309,000 in 1998. The decrease of $198,000 in
2000 was mainly due to additional interest expense incurred during 1999 on the recalculation of interest due on the initial investment by Maryland Health Care Product Development Corp., Cook, Inc. and the Maryland Department of Business and Economic Development from 14% to 25% at the time the Company converted their liability to a combination of cash and equity resulting in an expense of $422,000 offset by increases in 2000 interest expense on the Medtronic note of $143,000 and other notes of $81,000. The significant increase in 1999 was due to the aforementioned recalculation of interest expense and interest expense on the Medtronic convertible note and other notes, as well as the amortization of interest expense related to the Medtronic warrant.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering on November 12, 1999 we funded our operations primarily from the sale of preferred stock as well as loans and investments from strategic partners. Net proceeds from the initial public offering were $48.3 million. As of December 31, 2000, we had an accumulated deficit of $37.7 million and working capital of $27.6 million, including cash, cash equivalents and short-term investments of $25.8 million.

     Net cash used in operating activities during 2000 was $17.2 million, primarily attributable to a net loss of $22.2 million, an increase of $2.2 million in accounts receivable, an increase in prepaid expenses and other assets of $1.0 million, and an increase in inventories of $524,000 partially offset by noncash charges of $8.8 million. Net cash used in operating activities during 1999 was $2.4 million, primarily attributable to a net loss of $9.5 million partially offset by noncash charges of $4.5 million, a $1.5 million increase in deferred revenue and increases in accounts payable and accrued liabilities of $1.3 million. Other current liabilities at December 31, 1999 included deferred revenue of $1.7 million. Of this amount, $1.3 million represented the unamortized portion of the $2.35 million license payment received from Microsoft in July 1999. In 1998, net cash used in operating activities was $3.5 million, primarily attributable to a net loss of $3.7 million, an increase of $1.0 million in accounts receivable partially offset by noncash charges of $745,000.

     Net cash used in investing activities during 2000 was $9.0 million and primarily consisted of purchases of $21.9 million of short-term investments, minority investments made of $3.3 million and a long-term receivable of $3.2 million, purchases of property and equipment of $2.8 million and $2.1 million for acquisitions, net of cash acquired primarily offset by sales of short-term investments of $24.3 million. Net cash used in investing activities during 1999 was $6.1 million and primarily consisted of purchases of $4.8 million of short-term investments and $1.7 million of property and equipment, intangibles, and other assets, offset by $403,000 from sales of short-term investments. In 1998, net cash provided by investing activities was $72,000, attributable to $3.8 million from sales of short-term investments primarily offset by $2.9 million of purchases of short-term investments and $737,000 for purchases of property and equipment and patents and technology. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     Net cash provided by financing activities during 2000 was $683,000, and arose primarily from the net proceeds from the exercise of stock options, warrants and issuance of stock of $779,000 offset by the payment on notes payable and capital leases of $96,000. Net cash provided by financing activities during 1999 was $52.5 million, and consisted primarily of net proceeds of $48.3 million from our initial public offering of common stock in November 1999, net proceeds from notes payable of $3.9 million, and $323,000 from the exercise of stock options and warrants. In 1998, net cash provided by financing activities was $5.4 million and was attributable primarily to net proceeds of $5.4 million from the sale of preferred stock and $1.8 million from the exercise of stock options, offset by the repurchase of $1.8 million of stock.

     We believe that our cash, cash equivalents and short-term investments, will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We anticipate that capital expenditures for the full year ended December 31, 2001 will total approximately $2.0 million in connection with anticipated growth in operations, infrastructure and personnel. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the financial position, results of operations or cash flows of the Company.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 ("FIN 44"). Among other things, FIN 44 clarifies the application of APB 25 to modifications to existing stock option awards and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 during the year on dates specified in the Interpretation.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             IMMERSION CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   36
Report of Independent Auditors..............................   37
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   38
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   39
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the Years Ended December 31, 2000,
  1999, and 1998............................................   40
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   42
Notes to Consolidated Financial Statements..................   44

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Immersion Corporation:

     We have audited the consolidated balance sheets of Immersion Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Immersion Corporation and HT Medical Systems, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated balance sheet of HT Medical Systems, Inc. as of May 31, 2000, or the related consolidated statements of operations, stockholders' deficit and cash flows of HT Medical Systems, Inc. for each of the two years in the period ended May 31, 2000, which statements reflect total assets of $1,549,000 as of May 31, 2000, and total revenues of $2,925,000 and $3,682,000 for the years ended May 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report (which as to May 31, 2000 included an explanatory paragraph with respect to substantial doubt about HT Medical Systems, Inc.'s ability to continue as a going concern and management's plan described in Note 11 to HT Medical Systems, Inc.'s financial statements not separately presented herein) has been furnished to us, and our opinion, insofar as it relates to the amounts included for HT Medical Systems, Inc. for such periods, is based solely on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immersion Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
February 7, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HT Medical Systems, Inc.

     We have audited the accompanying consolidated balance sheets of HT Medical Systems, Inc. as of May 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended May 31, 2000 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HT Medical Systems, Inc. at May 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that HT Medical Systems, Inc. will continue as a going concern. As more fully described in Note 11, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions in addition to the Company's limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

McLean, Virginia
July 21, 2000

                             IMMERSION CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 23,474    $ 46,606
  Short-term investments....................................     2,360       4,781
  Accounts receivable (net of allowances for doubtful
     accounts of:
     2000, $227; and 1999, $173)............................     3,675       1,362
  Inventories...............................................     1,709         949
  Prepaid expenses and other current assets.................     1,306       1,160
                                                              --------    --------
          Total current assets..............................    32,524      54,858
Property and equipment, net.................................     3,606       1,316
Purchased intangibles and other assets, net.................    14,864       4,813
Other investments...........................................     6,500          --
                                                              --------    --------
Total assets................................................  $ 57,494    $ 60,987
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,720    $  1,372
  Accrued compensation......................................     1,042         478
  Other current liabilities.................................     2,077       2,241
  Current portion of long-term debt.........................       100         103
  Current portion of capital lease obligation...............        20           7
                                                              --------    --------
          Total current liabilities.........................     4,959       4,201
Long-term debt, less current portion........................     3,835       3,461
Capital lease obligation, less current portion..............        68          34
Warrant liability...........................................       289         289
Other long-term liabilities.................................        --          39
                                                              --------    --------
          Total liabilities.................................     9,151       8,024
                                                              --------    --------
Commitments and contingencies (Notes 11 and 19)
Stockholders' equity:
  Common stock -- $0.001 par value; 100,000,000 shares
     authorized; shares issued and outstanding: 2000,
     18,476,061; 1999, 17,047,023...........................    89,334      71,135
  Warrants..................................................     1,990       1,996
  Deferred stock compensation...............................    (5,255)     (2,166)
  Accumulated other comprehensive income....................        40          19
  Note receivable from stockholder..........................       (17)        (17)
  Accumulated deficit.......................................   (37,749)    (18,004)
                                                              --------    --------
          Total stockholders' equity........................    48,343      52,963
                                                              --------    --------
Total liabilities and stockholders' equity..................  $ 57,494    $ 60,987
                                                              ========    ========

                See notes to consolidated financial statements.

                             IMMERSION CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenues:
  Royalty revenue...........................................  $  3,186    $ 2,211    $   321
  Product sales.............................................     8,176      6,063      4,472
  Development contracts and other...........................     3,901      2,668      3,910
                                                              --------    -------    -------
          Total revenues....................................    15,263     10,942      8,703
Costs and expenses:
  Cost of product sales.....................................     4,496      2,964      1,954
  Sales and marketing.......................................    10,990      3,547      1,612
  Research and development..................................     7,250      5,518      5,168
  General and administrative................................     7,855      5,250      3,283
  Amortization of intangibles and deferred stock
     compensation(*)........................................     5,053      1,385        245
  Acquisition related charges...............................     3,481      1,190         --
                                                              --------    -------    -------
          Total costs and expenses..........................    39,125     19,854     12,262
                                                              --------    -------    -------
Operating loss..............................................   (23,862)    (8,912)    (3,559)
Interest and other income...................................     2,560        510        199
Interest and other expense..................................      (870)    (1,068)      (309)
                                                              --------    -------    -------
Net loss....................................................   (22,172)    (9,470)    (3,669)
Redeemable convertible preferred stock accretion............        --          6          6
                                                              --------    -------    -------
Net loss applicable to common stockholders..................  $(22,172)   $(9,476)   $(3,675)
                                                              ========    =======    =======
Basic and diluted net loss per share........................  $  (1.25)   $ (1.21)   $ (0.73)
                                                              ========    =======    =======
Shares used in calculating basic and diluted net loss per
  share.....................................................    17,719      7,852      5,023
                                                              ========    =======    =======
(*) Amortization of intangibles and deferred stock
  compensation
(*) Amortization of intangibles.............................  $  2,886    $ 1,033    $   211
(*) Deferred stock compensation -- sales and marketing......       176         61         --
(*) Deferred stock compensation -- research and
  development...............................................     1,442         72         34
(*) Deferred stock compensation -- general and
  administrative............................................       549        219         --
                                                              --------    -------    -------
          Total.............................................  $  5,053    $ 1,385    $   245
                                                              ========    =======    =======

                See notes to consolidated financial statements.

                             IMMERSION CORPORATION

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   CONVERTIBLE                                                         ACCUMULATED       NOTE
                                 PREFERRED STOCK         COMMON STOCK                    DEFERRED         OTHER       RECEIVABLE
                               -------------------   --------------------                 STOCK       COMPREHENSIVE      FROM
                                 SHARES     AMOUNT     SHARES     AMOUNT    WARRANTS   COMPENSATION   INCOME (LOSS)   STOCKHOLDER
                               ----------   ------   ----------   -------   --------   ------------   -------------   -----------
BALANCES AT JANUARY 1,
 1998........................   2,862,159   $1,545    4,327,062   $1,129     $   33      $  (141)         $  2           $ --
Net loss.....................
Change in net unrealized
 gains from short-term
 investments.................                                                                               (1)
Comprehensive loss...........
Issuance of Series D
 convertible preferred stock,
 net of issuance costs of
 $374........................   1,376,928   5,376                                17
Exercise of Series A
 preferred stock warrants....      30,260      36                                (6)
Exercise of common stock
 warrants....................                            85,945        4
Extension of Series B
 preferred stock warrants....                                                    41
Exercise of stock options....                         1,024,615      114                                                  (17)
Issuance common stock........                           244,566    1,680
Issuance of common stock for
 service.....................                             3,882       30
Issuance of options to
 nonemployees................                                          4
Issuance of common stock and
 options for patents.........                           137,190      720
Issuance of stock options for
 consulting services.........                                         68
Repurchase of stock..........      (2,018)     (2)     (502,014)      (2)
Amortization of stock
 compensation................                                                                 34
Preferred stock accretion....
                               ----------   ------   ----------   -------    ------      -------          ----           ----
BALANCES AT DECEMBER 31,
 1998........................   4,267,329   6,955     5,321,246    3,747         85         (107)            1            (17)
Net loss.....................
Change in net unrealized
 gains from short-term
 investments.................                                                                               18
Comprehensive loss...........
Issuance of common stock upon
 conversion of investment
 agreement...................                            55,762      862
Issuance of common stock.....                            68,517      995
Issuance of common stock
 warrants....................                             7,061       --
Exercise of convertible
 preferred stock warrants....      72,630     108                     62        (62)
Warrants issued for
 services....................                                                   808
Warrants issued with debt....                                                 1,165
Exercise of stock options....                           460,336      215
Issuance of common stock and
 options for patents.........                         1,379,970    5,092
Issuance of stock options for
 license agreement...........                                        129
Issuance of common stock
 options for services........                            76,665      770
Deferred stock
 compensation................                                      2,494                  (2,494)
Amortization of stock
 compensation................                                                                400
Reversal of deferred stock
 compensation due to
 cancellation of stock
 options.....................                                        (83)                     35
Issuance of common stock in
 connection with initial
 public offering, net of
 expenses of $1,620..........                         4,473,736   48,307
Conversion of preferred stock
 to common stock.............  (4,339,959)  (7,063)   4,339,959    7,063
Conversion of redeemable
 preferred stock to common
 stock.......................                           863,771    1,482
Preferred stock accretion....
                               ----------   ------   ----------   -------    ------      -------          ----           ----
BALANCES AT DECEMBER 31,
1999.........................          --      --    17,047,023   71,135      1,996       (2,166)           19            (17)


                                                            TOTAL
                               ACCUMULATED              COMPREHENSIVE
                                 DEFICIT      TOTAL         LOSS
                               -----------   --------   -------------
BALANCES AT JANUARY 1,
 1998........................   $ (3,013)        (445)
Net loss.....................     (3,669)      (3,669)    $ (3,669)
Change in net unrealized
 gains from short-term
 investments.................                      (1)          (1)
                                                          --------
Comprehensive loss...........                             $ (3,670)
                                                          ========
Issuance of Series D
 convertible preferred stock,
 net of issuance costs of
 $374........................                   5,393
Exercise of Series A
 preferred stock warrants....                      30
Exercise of common stock
 warrants....................                       4
Extension of Series B
 preferred stock warrants....                      41
Exercise of stock options....                      97
Issuance common stock........                   1,680
Issuance of common stock for
 service.....................                      30
Issuance of options to
 nonemployees................                       4
Issuance of common stock and
 options for patents.........                     720
Issuance of stock options for
 consulting services.........                      68
Repurchase of stock..........     (1,840)      (1,844)
Amortization of stock
 compensation................                      34
Preferred stock accretion....         (6)          (6)
                                --------     --------
BALANCES AT DECEMBER 31,
 1998........................     (8,528)       2,136
Net loss.....................     (9,470)      (9,470)    $ (9,470)
Change in net unrealized
 gains from short-term
 investments.................                      18           18
                                                          --------
Comprehensive loss...........                             $ (9,452)
                                                          ========
Issuance of common stock upon
 conversion of investment
 agreement...................                     862
Issuance of common stock.....                     995
Issuance of common stock
 warrants....................                      --
Exercise of convertible
 preferred stock warrants....                     108
Warrants issued for
 services....................                     808
Warrants issued with debt....                   1,165
Exercise of stock options....                     215
Issuance of common stock and
 options for patents.........                   5,092
Issuance of stock options for
 license agreement...........                     129
Issuance of common stock
 options for services........                     770
Deferred stock
 compensation................                      --
Amortization of stock
 compensation................                     400
Reversal of deferred stock
 compensation due to
 cancellation of stock
 options.....................                     (48)
Issuance of common stock in
 connection with initial
 public offering, net of
 expenses of $1,620..........                  48,307
Conversion of preferred stock
 to common stock.............                      --
Conversion of redeemable
 preferred stock to common
 stock.......................                   1,482
Preferred stock accretion....         (6)          (6)
                                --------     --------
BALANCES AT DECEMBER 31,
1999.........................    (18,004)      52,963

                                                                     (Continued)

                             IMMERSION CORPORATION

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                  (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   CONVERTIBLE                                                         ACCUMULATED       NOTE
                                 PREFERRED STOCK         COMMON STOCK                    DEFERRED         OTHER       RECEIVABLE
                               -------------------   --------------------                 STOCK       COMPREHENSIVE      FROM
                                 SHARES     AMOUNT     SHARES     AMOUNT    WARRANTS   COMPENSATION   INCOME (LOSS)   STOCKHOLDER
                               ----------   ------   ----------   -------   --------   ------------   -------------   -----------
BALANCES AT DECEMBER 31,
 1999........................          --   $  --    17,047,023   $71,135    $1,996      $(2,166)         $ 19           $(17)
Net loss.....................
Change in net unrealized
 gains from short-term
 investments.................                                                                              (20)
Foreign currency translation
 adjustment..................                                                                               41
Comprehensive loss...........
Issuance of common stock in
 connection with the
 acquisition of Immersion
 Canada......................                           141,538    5,513
Exercise of common stock
 warrants....................                           103,363       74         (6)
Issuance of stock for ESPP
 purchase....................                            26,165      267
Exercise of stock options....                           799,870      446
Payment for fractional
 shares......................                               (47)      (2)
Issuance of stock and options
 as compensation.............                            37,565      590
Adjustment for change in HT's
 fiscal year-end.............
Deferred stock
 compensation................                                      5,875                  (5,875)
Reversal of deferred stock
 compensation due to
 cancellation of stock
 options.....................                                       (690)                    690
Amortization of deferred
 stock compensation..........                                                              2,096
Issuance of common stock in
 connection with the
 acquisition of VTI..........                           320,584    6,126
                               ----------   ------   ----------   -------    ------      -------          ----           ----
BALANCES AT DECEMBER 31,
 2000........................          --   $  --    18,476,061   $89,334    $1,990      $(5,255)         $ 40           $(17)
                               ==========   ======   ==========   =======    ======      =======          ====           ====


                                                            TOTAL
                               ACCUMULATED              COMPREHENSIVE
                                 DEFICIT      TOTAL         LOSS
                               -----------   --------   -------------
BALANCES AT DECEMBER 31,
 1999........................   $(18,004)    $ 52,963
Net loss.....................    (22,172)     (22,172)    $(22,172)
Change in net unrealized
 gains from short-term
 investments.................                     (20)         (20)
Foreign currency translation
 adjustment..................                      41           41
                                                          --------
Comprehensive loss...........                             $(22,151)
                                                          ========
Issuance of common stock in
 connection with the
 acquisition of Immersion
 Canada......................                   5,513
Exercise of common stock
 warrants....................                      68
Issuance of stock for ESPP
 purchase....................                     267
Exercise of stock options....                     446
Payment for fractional
 shares......................                      (2)
Issuance of stock and options
 as compensation.............                     590
Adjustment for change in HT's
 fiscal year-end.............      2,427        2,427
Deferred stock
 compensation................                      --
Reversal of deferred stock
 compensation due to
 cancellation of stock
 options.....................                      --
Amortization of deferred
 stock compensation..........                   2,096
Issuance of common stock in
 connection with the
 acquisition of VTI..........                   6,126
                                --------     --------
BALANCES AT DECEMBER 31,
 2000........................   $(37,749)    $ 48,343
                                ========     ========

                                                                     (Concluded)

                See notes to consolidated financial statements.

                             IMMERSION CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(22,172)   $(9,470)   $(3,669)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       732        384        265
    Amortization of discount on notes payable...............       285        319         --
    Amortization of intangibles.............................     2,886      1,033        211
    Amortization of deferred stock compensation.............     2,096        352         34
    In-process research and development.....................     2,045      1,190         --
    Loss on sale of equipment...............................        15         --         --
    Stock and options issued for consulting services and
     other..................................................       590        770        102
    Extension of warrants for consulting services...........        --         --         41
    Noncash interest expense................................       175        453         92
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (2,217)       371     (1,013)
      Inventories...........................................      (524)      (308)      (294)
      Prepaid expenses and other assets.....................    (1,002)      (378)      (138)
      Accounts payable......................................      (137)       514        505
      Accrued liabilities...................................       784        829        186
      Deferred revenue and customer advances................      (805)     1,505        157
                                                              --------    -------    -------
         Net cash used in operating activities..............   (17,249)    (2,436)    (3,521)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (21,873)    (4,764)    (2,943)
  Sales and maturities of short-term investments............    24,274        403      3,752
  Purchase of property and equipment........................    (2,839)    (1,153)      (303)
  Proceeds from sale of equipment...........................        10         --         --
  Purchases of patents and technology.......................        --       (445)      (434)
  Acquisitions, net of cash acquired........................    (2,060)        --         --
  Other assets and investments..............................    (6,500)      (140)        --
                                                              --------    -------    -------
         Net cash provided by (used in) investing
          activities........................................    (8,988)    (6,099)        72
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Series D convertible preferred stock and
    warrants, net...........................................        --         --      5,393
  Issuance of Series C redeemable convertible preferred
    stock, net..............................................        --         --         (1)
  Issuance of common stock..................................       265        995         --
  Exercise of stock options.................................       446        215      1,778
  Repurchase of stock.......................................        --         --     (1,844)
  Exercise of warrants......................................        68        108         34
  Net proceeds from capital leases..........................        --         41         --
  Payment on notes payable and capital leases...............       (96)       (85)       (39)
  Proceeds from (payments on) note due to shareholder.......        --        (60)        60
  Proceeds from notes payable...............................        --      3,887         --
  Payoff of investment agreement............................        --       (862)        --
  Repurchase of common stock................................        --         --         --
  Insurance of common stock in connection with public
    offering................................................        --     48,307         --
                                                              --------    -------    -------
         Net cash provided by financing activities..........       683     52,546      5,381
                                                              --------    -------    -------
  Effect of exchange rates on cash and cash equivalents.....        (5)        --         --
                                                              --------    -------    -------
Net increase in cash and cash equivalents...................   (25,559)    44,011      1,932
Adjustment for change in HT's fiscal year-end...............     2,427         --         --
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................    46,606      2,595        663
                                                              --------    -------    -------
  End of year...............................................  $ 23,474    $46,606    $ 2,595
                                                              ========    =======    =======

                                                                     (Continued)

                             IMMERSION CORPORATION

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for taxes.......................................  $      2    $    --    $     1
                                                              ========    =======    =======
  Cash paid for interest....................................  $     83    $   487    $   217
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Change in net unrealized gains (losses) from short-term
    investments.............................................  $    (20)   $    18    $    (1)
                                                              ========    =======    =======
  Issuance of equity instruments for patents, technology and
    licenses................................................  $     --    $ 5,221    $   720
                                                              ========    =======    =======
  Issuance of warrants for services.........................  $     --    $   808    $    --
                                                              ========    =======    =======
  Accretion of redeemable preferred stock...................  $     --    $     6    $     6
                                                              ========    =======    =======
  Exercise of stock option for note receivable..............  $     --    $    --    $    17
                                                              ========    =======    =======
  Asset purchased under capital lease.......................  $     --    $    45    $    --
                                                              ========    =======    =======
  Conversion of investment agreement to equity..............  $     --    $   862    $    --
                                                              ========    =======    =======
  Issuance of warrants for debt.............................  $     --    $ 1,165    $    --
                                                              ========    =======    =======
  Assumption of stock options for acquisition...............  $     58    $    --    $    --
                                                              ========    =======    =======

                                                                     (Concluded)

                See notes to consolidated financial statements.

                             IMMERSION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

 1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business -- Immersion Corporation (the "Company") was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that enable users to interact with computers using their sense of touch.

     Principles of Consolidation and Basis of Presentation -- The consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In September 2000, Immersion acquired all outstanding shares of HT Medical Systems, Inc.'s (HT) common and preferred stock in a merger accounted for as a pooling of interests (see Note 3). Accordingly, the consolidated financial statements have been restated for all periods presented as if Immersion and HT had always been combined.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

     Short-Term Investments -- Short-term investments consist primarily of highly liquid debt instruments purchased with an original maturity at the date of purchase of greater than 90 days and investments in mutual funds. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income/loss within stockholders' equity.

     Inventories -- Inventories are stated at the lower of cost (principally on a standard cost basis which approximates FIFO) or market.

     Property and Equipment -- Property is stated at cost and is generally depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are as follows:

Machinery and equipment..................................  3 - 5 years
Computer equipment and purchased software................      3 years
Furniture and fixtures...................................  5 - 7 years

     Leasehold improvements are amortized over the shorter of the lease term or their useful life.

     Purchased Intangibles and Other Assets -- Purchased intangibles and other assets is comprised of purchased patents and technology and goodwill and other intangibles resulting from business combinations. Purchased patents and technology are stated at cost and are amortized over the shorter of the remaining life of the patent or the estimated useful life of the technology, generally nine years. Goodwill and other intangibles resulting from business combinations are stated at cost and are amortized over their estimated useful lives (see Note 2 and Note 3).

                                                              DECEMBER 31,
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
                                                             (IN THOUSANDS)
Purchased patents and technology, net.....................  $ 4,645    $4,687
Goodwill and other intangibles, net.......................   10,136        --
Other assets..............................................       83       126
                                                            -------    ------
          Total...........................................  $14,864    $4,813
                                                            =======    ======

     Accumulated amortization on purchased patents and technology was $1.3 million and $714,000 at December 31, 2000 and 1999 respectively. Accumulated amortization on goodwill and other intangibles was $1.7 million and $0 at December 31, 2000 and 1999 respectively.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     Long-Lived Assets -- The Company reviews for the impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset.

     Product Warranty -- The Company sells the majority of its products with warranties ranging from three to twelve months. Historically, warranty-related costs have not been significant.

     Note Receivable from Stockholder -- The note receivable from stockholder was issued in exchange for common stock, bears interest at 5.39% per annum and is due March 2001.

     Revenue Recognition -- The Company recognizes revenues in accordance with applicable accounting standards including American Institute of Certified Public Accountants' (the "AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment.

     Revenues from development contracts with the U.S. government and other commercial customers are derived from either fixed price or reimbursement of costs contracts. Contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Allowable fees under cost-reimbursement contracts are recognized as costs are incurred.

     The Company recognizes royalty revenue based on royalty reports or related information received from the licensee. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist.

     At December 31, 2000, the Company has no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.

     Advertising -- Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $926,000, $213,000, and $182,000 in 2000, 1999, and 1998 respectively.

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

     Income Taxes -- The Company provides for income taxes using the asset and liability approach defined by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

     Software Development Costs -- Certain of the Company's products include software. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed. The Company considers technological feasibility to be established upon completion of a working

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

model of the software and the related hardware. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

     Stock-Based Compensation -- The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations.

     Comprehensive Income -- Comprehensive loss includes net loss as well as other comprehensive income/loss. The Company's other comprehensive loss consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statement of Stockholders' Equity and Comprehensive Loss. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheet.

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

     Use of Estimates -- The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Credit Risks -- Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests primarily in money market accounts, commercial paper, and debt securities of U.S. government agencies. The Company sells products primarily to companies in North America, Europe and the Far East. A majority of these sales are to customers in the personal computer industry. To reduce credit risk, management performs periodic credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

     Fair Value of Financial Instruments -- Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and long-term debt. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. The recorded cost of accounts receivable, accounts payable, accrued liabilities and long-term debt approximate the fair value of the respective assets and liabilities.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     Recently Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for all fiscal years beginning after June 15, 2000. The Company has adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the financial position, results of operations or cash flows of the Company.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 ("FIN 44"). Among other things, FIN 44 clarifies the application of APB 25 to modifications to existing stock option awards and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 during the year on dates specified in the Interpretation.

     Reclassifications -- Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

 2. PURCHASED PATENTS AND TECHNOLOGY

     During 1998, the Company entered into a license agreement and acquired various patents relating to touch-enabling technology. In connection with these agreements, the Company paid $434,000, issued 137,190 shares of common stock and issued an option to purchase 242,100 shares of common stock at $3.66 per share (see Note 12). The Company has recorded the estimated fair value of the aggregate consideration of $1,154,000 as purchased patents and technology.

     In February 1999, the Company acquired certain patents and related materials pertaining to touch-enabling technology from another company in exchange for $25,000 in cash and 88,770 shares of the Company's common stock. In addition, the Company is required to issue an additional 16,140 shares of common stock to the seller if the Company is successful in obtaining either a reissue or a foreign version of at least one of the patents. The Company's stock issued in this transaction is being held in escrow until the successful reissue of at least one of the patents. If this condition is not met at the end of five years and the stock is therefore still held in escrow, the seller has the right to put the shares back to the Company for $3.72 per share. The existence of the put option has the effect of increasing the value assigned to the shares issued to $3.72 per share. As a result, the estimated value of $355,000 (representing 88,770 shares at $3.72 per share plus $25,000) has been recorded as purchased patents and technology.

     In March 1999, the Company acquired certain additional patents relating to touch-enabling technologies and in-process research and development from another company in exchange for 1,291,200 shares of the Company's common stock with an estimated fair value of $4,720,000. The aggregate purchase price of $4,807,000 (including acquisition and other costs) has been allocated $3,617,000 to purchased patents and technology and $1,190,000 to acquired in-process research and development. The purchased patents and technology are being amortized over the estimated useful life of nine years. The allocation of the purchase

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the determination that none of the technology development had been completed at the time of acquisition; and (iv) the allocation to in-process research and development based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process. As indicated above, the Company recorded a one-time charge of $1,190,000 upon the acquisition in March 1999 for purchased in-process research and development related to five development projects. The charge related to the portion of these projects that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management's conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

     The first of these projects is a flexible force feedback development environment that allows developers to choose the level of complexity/functionality that fits their needs. At the time of acquisition, the development was 81% complete and the estimated cost to complete this development was $438,000. The resulting technology from this project was combined with existing software technology from Immersion to become key features in Immersion Studio and Immersion Desktop, both of which were released and began shipping in September 2000. The second of these projects, a three-degree-of-freedom joystick, gives the operator smooth, intuitive movement and feedback along three axes -- roll, pitch and yaw -- using brushless motor and encoder technology. At the time of acquisition, the development was 36% complete and the estimated cost to complete this development was $109,000. Management expects products based on this technology to become available in the fourth quarter of 2001. The third of these projects, a six-degree-of-freedom hand controller, is a small back drivable robot that moves in six degrees of freedom, three linear positions and attitudes. At the time of acquisition, the development was 70% completed and the estimated cost to complete this development was $88,000. Management has redirected the development of this product to address specific needs in the Medical and 3D content capture markets and expects to begin shipping products in June 2002. The fourth project is a Flight Yoke, which provides the intuitive motion and feel of an airplane control yoke. It translates in and out to control the pitch, rotates for roll control, and provides the corresponding feel along these axes of motion. At the time of acquisition, the development was 49% completed and the estimated cost to complete this development was $175,000. Management expects that licensees will ship products in fiscal 2002. The fifth development project is a device that allows the user to physically interact with computer generated three-dimensional objects. At the time of acquisition, the development was 11% completed and the estimated cost to complete this development was $248,000. The resulting technology from this project was combined with existing technology from Immersion and is currently integrated in the CyberGrasp and CyberForce products, both of which were released and began shipping in 2000.

     The Company began to benefit from the acquired research and development of these products once they began shipping. Future benefits will depend on the continued success of these products and the future products, which may result from completion of the remaining projects. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition, and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

prepared by the Company's and the seller's management; (ii) the portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and the seller, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. As there were no existing products acquired, separate projected cash flows were prepared for only the in-process projects.

     These projected results were based on the number of units sold times the expected average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the in-process technologies, a discount rate of 30% was used. The discount rate considered both the status and risks associated with the cash flows at the acquisition date. Revenues from the in-process products commenced in 2000 and are expected to continue in 2001 as the remaining products are completed and begin to ship. Initial annual revenue growth rates after introduction were projected to exceed 50% and decline to less than 15% by 2005. Gross margins from these products are anticipated to be consistent with the gross margins from its other products.

     The technology was acquired in a transaction that was tax-free to the seller and, as a result, the Company has a minimal tax basis in the acquired technology. Accordingly, a deferred tax liability of $1,410,000 has been recorded for the difference in the book and tax bases of the acquired assets. This resulted in the concurrent recognition of previously reserved deferred tax assets of an equal amount. Also, in connection with this acquisition, the Company entered into a consulting arrangement with the seller to provide consulting services related to the development of various platforms of touch-enabling technology, and collaborate with the Company, in executing development agreements with the U.S. government and other commercial customers for a three year period. In consideration for certain consulting services and rights, the Company granted to the seller a warrant to purchase 322,800 shares of the Company's common stock at $3.66 per share (see Note 12) paid the seller $150,000, and is obligated to pay an additional $75,000 in 2000 and 2001. The consideration for the consulting services of $1,108,000, including the estimated fair value of the warrant ($808,000), has been recorded as prepaid expenses and noncurrent other assets. The consideration for the consulting service is being amortized over the two-year estimated period of benefit of the consulting services. Amortization expense incurred on the consulting agreement was $578,000 and $482,000 in 2000 and 1999 respectively. The warrants were fully vested at the date of grant. Accordingly, the fair value of the warrants was determined at the date of grant using the methods specified by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), with the following assumptions: expected life, 10 years; risk free interest rate, 5.7%; volatility, 50%; and no dividends during the expected term.

     During 1999, in consideration for a technology license agreement, the Company issued an option to purchase 20,175 shares of common stock at an exercise price of $3.66 per share. The Company has recorded the estimated fair value of the option of $129,000 as purchased patents and technology at December 31, 1999 (see Note 12).

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

 3. BUSINESS COMBINATIONS

  Purchase Transactions

     In March 2000, the Company acquired all outstanding shares of Montreal-based Immersion Canada Inc. ("Immersion Canada") formerly named Haptic Technologies Inc. for approximately $6.8 million, consisting of 141,538 shares of the Company's common stock and $338,000 paid in cash. Immersion Canada develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition, Immersion Canada became a wholly-owned subsidiary of Immersion with operations in Montreal, Canada. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company's reported results of operations

     In connection with the transaction, the Company assumed unvested options of Immersion Canada resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years.

     The aggregate purchase price of $6.8 million (including acquisition costs) was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

                 Purchase price allocation:
                 --------------------------
Tangible assets.............................................  $  416
In-process research and development.........................     887
Intangible assets:
  Goodwill..................................................   3,979
  Core technology...........................................     871
  Developed technology......................................     396
  Workforce.................................................     139
  Pending patents...........................................      65
                                                              ------
                                                              $6,753
                                                              ======

     The goodwill, core technology, and pending patents are being amortized over their estimated useful lives of 4 years. The developed technology and workforce are being amortized over their estimated useful lives of 3 and 2 years, respectively. The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

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

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

     The first of these projects focuses on providing products for moving vehicles that use computers in their instrumentation and control panels and targets both end-user in-vehicle systems and design phase solutions. The product being developed is a software product to be bundled with a haptic peripheral device. The software product is designed to provide a touch feedback module for the peripheral device, which will introduce the sense of touch into the interface allowing designers to feel the buttons on the screen as they design the control panel. This product is expected to be released in late FY 2002 and at the time of the acquisition was approximately 50% complete with estimated costs to complete the development of $60,000. The second of these projects is the MilleniumCat technologies, aimed at the multimedia market that will offer a full high fidelity affordable haptic device. Immersion Canada currently sells the PenCat/Pro, a stylus based touch-enabled computer interface device. The MilleniumCat product will be the next generation PenCat/Pro offering both the hardware device utilizing a mouse and the next generation multimedia feedback technology associated with Immersion Canada's developed suite of products that combine audio, graphics, speech, video and other media into one package solution for customers. This product is expected to be released late FY 2002 and at the time of the acquisition was estimated to be 67% complete with estimated costs to complete the development at $50,000. The third of these projects is aimed at the engineering and artistic creation market. Immersion Canada's current product PenCat/Pro targets 3D designers that have a need for advanced input technologies. The PenCat/Pro product used by 3D designers will be replaced by the MilleniumCat product in FY 2002. While this product incorporates much of the MilleniumCat product, it will require some additional software and a different user interface and thus at the time of the acquisition was estimated at 40% complete with estimated costs to complete development of $20,000.

     The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by Immersion Canada's management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to the total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and Immersion Canada, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 15%, 20%, and 25% were used respectively. The discount rates considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the developed technologies are expected to continue through the beginning of FY 2002, while revenue from in-process technologies are expected to commence late FY 2002 and continue through a portion of FY 2004.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     In August 2000, the Company acquired all outstanding shares of Virtual Technologies Inc. ("VTI") for approximately $7.75 million, consisting of 320,584 shares of the Company's common stock and $965,000 paid in cash. During the fourth quarter of 2000, the Company had incurred an additional $242,000 of acquisition related charges. VTI develops and markets hardware and software products that are used throughout the world in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications as well as research. As a result of the acquisition, VTI became a wholly-owned subsidiary of Immersion with operations in Palo Alto, California. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company's reported results of operations.

     In connection with the transaction, the Company assumed unvested options of VTI resulting in deferred stock compensation of $282,000, which will be amortized over the remaining vesting period of approximately five years.

     The aggregate purchase price of $8.0 million (including acquisition costs) was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

                 Purchase price allocation:
                 --------------------------
Tangible assets.............................................  $  419
In-process research and development.........................   1,158
Intangible assets:
  Goodwill..................................................   2,056
  Core technology...........................................   2,344
  Developed technology......................................     552
  Workforce.................................................     394
  Patents...................................................     855
  Trade name................................................     214
                                                              ------
                                                              $7,992
                                                              ======

     The goodwill, core technology, patents, and trade name are being amortized over their estimated useful lives of 5 years. The developed technology and workforce are being amortized over their estimated useful lives of 1.5 and 2 years, respectively. The allocation of the purchase price to the respective intangibles was based on management's estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission's views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

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

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

     The first of these projects is the development of SimStudio, a software product solution which will enable digital testing and evaluation of prototypes. SimStudio will permit digital prototypes to be tested for ease of assembly and inspected for fit, functionality and ergonomics by virtual design teams located anywhere in the world, working collaboratively and in real time. This product was released in the fourth quarter of 2000 and at the time of the acquisition was approximately 60% complete with estimated costs to complete the development of $135,000. The second of these projects is the CyberTalon, a lightweight low cost, hand-based interface used for measuring the position of the hand in three-dimensional space. This product is expected to be released at the end of 2001 and at the time of the acquisition was approximately 31% complete with estimated costs to complete the development of $230,000. The third of these projects is CyberForce, an extension of CyberGrasp, adding grounded forces. CyberGrasp is an option for the CyberGlove that adds force feedback to the fingertips. CyberGrasp users can feel the three dimensional graphical objects being manipulated on the screen as if they were real, physical objects. This first version of the product was released in December 2000, additional safety features and testing, manufacturability and software programs will also be developed. At the time of the acquisition CyberForce was estimated to be 71% complete with estimated costs to complete the development at $68,000. As of December 31, 2000 the costs to complete each of the projects were substantially in line with the original estimates to complete.

     The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by VTI's management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from VTI, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or "investment value" related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold multiplied by the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 20%, 25%, and 30% were used respectively. The discount rates considered both the inherent risk and expected growth of the developed and in-process technologies at the acquisition date. A small portion of the revenue for FY 2000 is attributable to the in-process products while the remainder is due to the existing products. The majority of 2001 revenue is attributable to the in-process products. As new technologies are developed and future products are launched in 2002 and beyond, the level of revenue attributable to the in-process products declines as a percent of revenue. The in-process products are expected to have five year lives.

  Pooling Transaction

     As discussed in Note 1, the Company completed its merger with HT in September 2000 in a business combination accounted for as a pooling of interests. HT, a developer and manufacturer of state-of-the-art

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

products that simulate hands-on medical procedures to create realistic training environments for doctors and other healthcare personnel, became a wholly-owned subsidiary of the Company upon consummation of the merger. Under the terms of the agreement, the former holders of HT securities received shares, warrants and options of Immersion common stock at the rate of 0.5176 shares of Immersion common stock for each share of HT common and preferred stock. The Company issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of HT common and preferred stock, assumed 195,670 common and preferred stock warrants, assumed a convertible note convertible into 226,450 shares of the Company's common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of HT options assumed pursuant to the agreement and granted after the merger. In connection with the merger, the Company incurred expenses of approximately $1.4 million, which are included in acquisition related charges in the consolidated statement of operations for the year ended December 31, 2000.

     The consolidated financial statements of Immersion have been restated to include the financial position, results of operations and cash flows of HT for all periods presented as if HT had always been combined. Prior to the merger with Immersion, HT ended its fiscal year on May 31. The restated consolidated balance sheet as of December 31, 1999 includes amounts for HT as of May 31, 2000. The restated consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years ended December 31, 1999 and 1998 include amounts for HT for the fiscal years ended five months later. Subsequent to the merger, HT changed its fiscal year to December 31 to conform to Immersion's presentation. As a result of conforming the reporting periods of Immersion and HT, the operating results of HT for the five-month period ended May 31, 2000 are included in the restated financial statements for both 1999 and 2000. HT revenues and net loss for the five-month period ended May 31, 2000 were $973,000 and $2,427,000, respectively.

     The restated consolidated statement of operations include the following amounts for Immersion and HT derived from the fiscal years indicated above (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Total revenues:
  Immersion..........................................  $ 12,126    $ 8,038    $ 5,021
  HT.................................................     3,152      2,925      3,682
  Eliminations.......................................       (15)       (21)        --
                                                       --------    -------    -------
          Total......................................  $ 15,263    $10,942    $ 8,703
                                                       ========    =======    =======
Net Loss:
  Immersion..........................................  $(15,038)   $(4,354)   $(1,673)
  HT.................................................    (7,134)    (5,116)    (1,996)
                                                       --------    -------    -------
          Total......................................  $(22,172)   $(9,470)   $(3,669)
                                                       ========    =======    =======

     The combined results of operations include elimination of royalty revenue derived by Immersion from HT and certain reclassifications of HT's financial statements to conform to Immersion's presentation.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

 4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale securities at December 31, 2000 (in thousands):

                                                          UNREALIZED      UNREALIZED
                                             AMORTIZED      HOLDING        HOLDING       MARKET
                                               COST          GAINS          LOSSES        VALUE
                                             ---------    -----------    ------------    -------
Commercial paper...........................   $21,896     $        --    $         (1)   $21,895
                                              =======     ===========    ============    =======
Included in cash equivalents...............                                              $19,535
Included in short-term investments.........                                                2,360
                                                                                         -------
          Total available-for-sale
            securities.....................                                              $21,895
                                                                                         =======

     The following is a summary of available-for-sale securities at December 31, 1999 (in thousands):

                                            AMORTIZED      UNREALIZED        UNREALIZED       MARKET
                                              COST       HOLDING GAINS     HOLDING LOSSES      VALUE
                                            ---------    --------------    ---------------    -------
Commercial paper..........................   $49,495      $        19       $         --      $49,514
                                             =======      ===========       ============      =======
Included in cash equivalents..............                                                    $44,733
Included in short-term investments........                                                      4,781
                                                                                              -------
          Total available-for-sale
            securities....................                                                    $49,514
                                                                                              =======

     The Company realized gains on the sales of available-for-sale securities of $0, $0, and $56,000 in 2000, 1999 and 1998, respectively, while realizing losses of $0, $0, and $1,000 in 2000, 1999 and 1998 respectively.

 5. INVENTORIES

                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
                                                              (IN THOUSANDS)
Raw materials and subassemblies.............................  $1,287    $770
Work in process.............................................     168      34
Finished goods..............................................     254     145
                                                              ------    ----
          Total.............................................  $1,709    $949
                                                              ======    ====

 6. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Computer equipment and purchased software................  $ 1,788    $   665
Machinery and equipment..................................    1,601      1,165
Furniture and fixtures...................................    1,314        565
Leasehold improvements...................................      701        165
                                                           -------    -------
          Total..........................................    5,404      2,560
Less accumulated depreciation............................   (1,798)    (1,244)
                                                           -------    -------
Property and equipment, net..............................  $ 3,606    $ 1,316
                                                           =======    =======

 7. OTHER INVESTMENTS

     At December 31, 2000, other investments comprised $6.5 million of equity investments in privately-held companies accounted for under the cost method. The Company intends to hold its equity investments for the

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

long term and monitors whether there have been other-than-temporary declines in value of these investments based on management's estimates of their net realizable value taking into account the companies' respective financial condition and ability to raise third-party financing. During the second quarter of fiscal 2000 the Company made a $5 million strategic investment in Geometrix, Inc. ("Geometrix"), the developer of the 3Scan(TM) product line which enables creation of three-dimensional models through the use of digital cameras. At December 31, 2000 the $5 million investment was comprised of $1.8 million representing the purchase of 880,000 shares of Series B Preferred Stock or an 8% ownership interest and a $3.2 million unsecured convertible promissory note. The unsecured convertible promissory note has an automatic conversion feature which is triggered when the Company's ownership percentage is reduced to less than 8% as a result of additional financing raised by Geometrix exceeding certain minimum amounts. The automatic conversion feature limits the amount of the promissory note converted such that the Company's ownership interest does not exceed 8%. The note accrues interest at a rate of 7% per annum and the note plus accrued interest, if not converted by June 12, 2002, is due in two payments over a one-year period. The Company also signed a strategic partnership agreement with Geometrix during the second quarter of fiscal 2000 to develop products for the three-dimensional Web marketplace. Under the agreement, Geometrix has contracted with Immersion for development work. As of December 31, 2000 we had completed all requirements of the development work and fully recognized all revenue for the contract. The remainder of $1.5 million of investments represents a $1.0 million equity investment in There, Inc., a technology application developer, and $500,000 equity investment in EndPoints, Inc., an application specific integrated circuit design semiconductor company. Both investments represent less than a 5% ownership interest.

 8. OTHER CURRENT LIABILITIES

     As of December 31, 2000 and 1999, other current liabilities consist of (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Deferred revenue...........................................  $  892    $1,697
Customer advances..........................................      39        39
Other accrued liabilities..................................   1,146       505
                                                             ------    ------
          Total............................................  $2,077    $2,241
                                                             ======    ======

 9. LONG-TERM DEBT

     The components of long-term debt are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Medtronic note payable.....................................  $3,290    $2,896
Subordinated note payable to SECA VII......................     500       500
Discount on subordinated note payable to SECA VII..........    (145)     (187)
Secured promissory note to Third Coast Capital.............     255       307
Other......................................................      35        48
                                                             ------    ------
          Total............................................   3,935     3,564
Current portion............................................    (100)     (103)
                                                             ------    ------
          Total long-term debt.............................  $3,835    $3,461
                                                             ======    ======

     Medtronic Note Payable -- On August 10, 1999, the Company issued a Secured Convertible Promissory Note (the "Note") to Medtronic Asset Management, Inc. ("Medtronic") in exchange for $3,000,000. On

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

March 3, 2000, an additional $500,000 was borrowed under the Note. The $3.5 million note bears interest at a rate of 8% per annum and is due on August 10, 2002. Medtronic may elect to convert all or any part of the outstanding principal plus a pro rata share of accrued interest into shares of common stock, at a conversion price of the lesser of $15.46 per share or the price per share at which any shares of common stock are sold. The Note may also be converted into any other class of capital stock that the Company may issue at a per share price equal to the lowest per share price at which any such shares are issued or sold.

     In connection with the original issuance of the Note and then amended in connection with the additional borrowing in March 2000, the Company granted Medtronic a warrant to purchase up to $2,000,000 of common stock at a price per share equal to the lesser of $15.46 per share or the price per share at which any shares of common stock are sold. The warrant may also be exercised for any other class of capital stock that the Company may issue at a per share price equal to the lowest per share price at which any such shares are issued or sold. The warrant expires on the later to occur of November 10, 2000 or six months after HT completes a sale of capital stock of at least $6 million. The Company allocated $1,126,849 of the note payable proceeds to the warrant and will amortize this amount to interest expense using the effective interest method over the three year period that the related debt is expected to be outstanding. The effect of this allocation results in an effective interest rate of approximately 17%.

     Medtronic was also given the right of first offer for additional development agreements. Under the specific terms of the right of first offer, as amended September 2000, HT must notify Medtronic if it has received a written offer, or if it is seeking to find a third party to enter a development agreement to develop a simulation system within a field in which Medtronic is active. If Medtronic is interested in participating in a development agreement then Medtronic has a thirty-day period to negotiate exclusively with HT. If an agreement is not reached within this thirty-day period, the Company may enter into an agreement with a third party, provided that the terms of the agreement are more favorable to HT than the offer presented by Medtronic.

     Subordinated Note Payable -- In December 1997, the Company entered into a subordinated note and warrant purchase agreement with SECA VII, under which it was granted a subordinated promissory note for $500,000 with interest at the rate of 13% per annum. The note is secured by substantially all of the Company's assets and was subordinate to the Investment Agreement that was repaid in August 1999 (See Note 10). The note is also secured by a life insurance policy on a Company's employee in the amount of $750,000.

     In connection with the note, the Company gave SECA VII a warrant to purchase 31,056 shares of common stock at a purchase price of $5.16 per share. The warrant may be exercised in increments of 1,500 shares and expires on June 30, 2003. SECA VII has certain put rights that allow it to have the Company purchase the warrant or, if the warrant has been exercised, the shares of common stock issued upon exercise of the warrant, at any time during the six-month period prior to the maturity date of the subordinated note (or upon earlier acceleration of the note). If the warrant has been exercised, the purchase price of the put securities would be the fair market value of one share of common stock multiplied by the number of shares of common stock issued upon exercise of the warrant. If the warrant has not been exercised, the purchase price would be the amount by which the fair market value exceeds the $5.16 purchase price, multiplied by the number of shares for which the warrant is then exercisable. The Company allocated $289,000 of the note payable proceeds to the warrant and is amortizing this amount to interest expense over the five-year period that the related debt is expected to be outstanding. The warrant has been recorded as a liability and is subject to future value adjustments.

     Secured Promissory Note Payable -- In April 2000, the Company entered into a Master Loan and Security Agreement with Third Coast Capital. Under the terms of this agreement, the Company may borrow up to $500,000 through April 1, 2001; however, the Company must borrow at least $250,000 prior to October 1, 2000. All borrowings must be for the purchase of qualifying assets including telecommunication

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

and office equipment or computers and will be secured by those assets. As the amounts are borrowed, each individual note has a term of 36 months and an interest rate of 10.5% per annum. At the expiration of the term of the first note, the Company will also have to make a lump sum payment equal to 10% of the greater of the asset valuation financed under that note or the line of credit balance. On April 11, 2000, the Company borrowed $317,050 against this line of credit that is secured with certain furniture and equipment. In connection with the agreement, the Company issued ten-year warrants to purchase 1,618 shares of common stock at $15.46 per share. These warrants may be exercised at any time prior to April 9, 2010. The Company allocated $11,281 of the proceeds to the warrant and will amortize this amount to interest expense using the effective interest method over the three year period that the related debt is expected to be outstanding.

     Annual maturities of long-term debt at December 31, 2000 are as follows (in thousands):

2001........................................................  $  100
2002........................................................   3,835
                                                              ------
          Total.............................................  $3,935
                                                              ======

10. INVESTMENT AGREEMENT

     In September 1996, the Company entered into an Investment Agreement with Maryland Health Care Product Development, COOK, Inc. and the Department of Business and Economic Development of the State of Maryland, (collectively, the "Investors") under which the Investors invested a total of $1,050,000 in the Company.

     On August 10, 1999, the Company exercised its one-time right to convert 50% of the payment stream payable to the Investors to equity within thirty days after the Company obtaining additional equity financing through a qualified private offering. The Company issued the Investors 55,762 shares of common stock at $15.46 per share, which provided the Investors an internal rate of return of 25% per annum. The Company also elected to pay the remaining balance of $861,854 in cash.

11. COMMITMENTS

     The Company leases several of its facilities under operating leases. In addition, the Company has several operating leases for telephone and computer equipment that expire during fiscal years 2002 through 2003.

     Minimum future lease payments are as follows (in thousands):

                                                   CAPITAL LEASE    OPERATING LEASE
                                                   -------------    ---------------
2001.............................................      $ 33             $1,159
2002.............................................        32              1,175
2003.............................................        30              1,187
2004.............................................        16              1,221
2005.............................................        --                786
Thereafter.......................................        --              1,138
                                                       ----             ------
          Total future minimum lease payments....       111             $6,666
                                                                        ======
Portion representing interest....................       (23)
                                                       ----
                                                       $ 88
                                                       ====

     Rent expense was $1.1 million, $689,000, and $344,000 in 2000, 1999, and
1998 respectively.

     The Company has signed an agreement with a significant customer to co-market a licensed product. Under the terms of the agreement, for a period of five calendar quarters, beginning in the first calendar quarter

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

of 2000, we are required to reimburse the customer for certain marketing related expenses not to exceed $200,000 per quarter, an expense funded with working capital. Only third-party marketing services that are targeted at promoting the customer's touch-enabled mice are eligible for reimbursement. In addition, all promotional activities must be approved by us in advance. In order to remain eligible for reimbursement, the customer must include our brand and slogan on all its marketing materials that reference touch-enabled functionality or products, and meet other conditions regarding its touch-enabled mice

12. STOCKHOLDERS' EQUITY

  Common Stock

     On November 12, 1999, the Company completed its initial public offering of 4,887,500 shares of its common stock (including 637,500 shares issued upon the exercise of the underwriters' over-allotment option) at $12.00 per share. Of the 4,887,500 shares sold, 4,473,736 shares were sold by the Company and 413,764 shares were sold by selling shareholders. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, aggregated approximately $48.3 million. At the closing of the initial public offering all preferred stock was converted to common stock.

     During 1999, the Company issued 1,379,970 shares of common stock in connection with purchases of patents and technology (see Note 2) and 68,595 shares of common stock with a fair value of $562,000 for recruiting services. During 1998, the Company issued 137,190 shares of common stock in connection with purchases of patents. The fair value of the common stock of $501,000 was recorded as purchased patents and technology. In July 1998, the Company issued 3,882 shares of common stock at $7.73 per share as compensation to an employee of the Company.

     On June 22, 1999, the Company issued 39,402 shares of common stock at $15.46 per share for a total of $609,000 in cash. The Company also paid commissions and fees of approximately $45,000 related to this private placement and issued a warrant to purchase 2,679 shares of common stock with an exercise price of $18.55 per share that expires on June 21, 2009. The holders of these warrants also have the right to require the Company to convert the warrants at any time into shares of common stock.

     On August 10, 1999, the Company issued a total of 55,762 shares of common stock in conjunction with the conversion of the Investment Agreement (see Note
10).

     On December 27, 1999, the Company issued 12,940 shares of common stock for a total of $200,000 in cash.

     During fiscal 1999, the Company issued 9,705 shares of its common stock for a total of $150,000 in cash. In addition, the Company issued warrants to purchase an additional 6,470 shares of its common stock at the same price of $15.46 per share. The warrants expired on November 10, 2000.

     The Company also issued 6,470 of its common stock to private investors for total proceeds of $100,000 during 1999.

     In August 1998, the Company closed two private placements for a total of $1,890,000 that gave the Company net proceeds of $1,681,083. Upon closing the private placements, 244,566 shares of common stock were issued at $7.73 per share. These financing transactions also included the issuance of warrants to purchase 24,456 shares of the Company's common stock at an exercise price of $7.73 per share. The warrants expire in August 2008.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

  Stock Split

     In November 1999, the Company's Board of Directors approved a 0.807-for-one reverse common and Series C and D preferred stock split and a 4.035-for-one Series A and B preferred stock split. All references to share and per-share data for all periods presented have been retroactively adjusted to give effect to the split.

  Common Stock Warrants

     During June 1997, the Company issued a warrant to purchase 91,191 shares of the Company's common stock at an exercise price of $0.19 per share to a Series C preferred investor. The warrant was exercisable through 2002. The estimated fair value of this warrant of $6,000 has been accounted for as a reduction to the Series C preferred stock financing proceeds. At the closing of the Company's initial public offering, this warrant to purchase preferred stock was converted to a warrant to purchase common stock. In October 2000 the warrant was exercised for 89,097 shares.

     In connection with the sale of Series D preferred stock, the Company issued a warrant to purchase 11,972 shares of Series D preferred stock at an exercise price of $4.18 to an investment banker. The estimated fair value of this warrant of $17,000 has been accounted for as a reduction to the Series D preferred stock financing proceeds. At the closing of the Company's initial public offering, this warrant to purchase preferred stock was converted to a warrant to purchase common stock.

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

  Stock Options

     Under the Company's stock option plans, the Company may grant options to purchase up to 10,218,436 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant. The Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to five years.

     As part of the business combination with HT, the Company assumed HT's 1995B and 1998 stock option plans. Under the plans, a total of 310,560 shares of common stock are reserved for issuance. The majority of the options cliff vest on each anniversary date over a five-year period. Under its plan, the Company granted options to purchase 12,422 shares of common stock to members of its subsidiary's Board of Directors in June 1998 with quarterly vesting provisions over a two-year period. The 1998 Plan provides for certain provisions for accelerated vesting upon a change of control. All of the options expire ten years from the date of the grant.

     As part of the business combination with VTI, the Company assumed VTI's 1997 stock option plan. Under VTI's 1997 stock option plan, a total of 700,000 shares of common stock are reserved for issuance to employees (Incentive Stock Options) and non-employees (Nonstatutory Stock Options). The options expire ten years from the date of the grant. The majority of the options cliff vest on each anniversary date over a five-year period. The plan provided that in the event of a merger of the Company with or into another corporation, each outstanding option or stock purchase right under the plan must be assumed or an equivalent option or right substituted by the successor corporation or an affiliate.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     Details of activity under the option plans are as follows:

                                                       NUMBER         AVERAGE
                                                     OF SHARES     EXERCISE PRICE
                                                     ----------    --------------
Outstanding, January 1, 1998.......................   3,533,465        $ 0.19
Granted (weighted average fair value of $0.68 per
  share)...........................................     784,298          1.94
Exercised..........................................  (1,024,615)         0.11
Canceled...........................................     (88,484)         3.59
                                                     ----------        ------
Balances, December 31, 1998 (2,822,404 exercisable
  at a weighted average price of $0.33 per
  share)...........................................   3,204,664          0.55
Granted (weighted average fair value of $1.77 per
  share)...........................................   2,647,597          7.54
Exercised..........................................    (460,336)         0.47
Canceled...........................................    (169,006)         2.40
                                                     ----------        ------
Balances, December 31, 1999 (3,291,302 exercisable
  at a weighted average price of $0.70 per
  share)...........................................   5,222,919          4.02
Granted (weighted average fair value of $17.17 per
  share)...........................................   3,684,626         21.27
Exercised..........................................    (799,870)         0.77
Canceled...........................................  (1,060,186)        31.61
                                                     ----------        ------
Balances, December 31, 2000........................   7,047,489        $ 9.61
                                                     ==========        ======

     Additional information regarding options outstanding as of December 31, 2000 is as follows:

                          OPTIONS OUTSTANDING
                 -------------------------------------    OPTIONS EXERCISABLE
                                 WEIGHTED                ----------------------
                                 AVERAGE      WEIGHTED                 WEIGHTED
   RANGE OF                     REMAINING     AVERAGE                  AVERAGE
   EXERCISE        NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
    PRICES       OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
   --------      -----------   ------------   --------   -----------   --------
$ 0.04 - $ 0.41..  1,559,649       4.51        $ 0.18     1,554,186     $ 0.18
0.62 -   3.66..     733,583        6.66          2.49       544,787       2.25
4.02 -   8.09..     714,504        9.09          6.70       245,095       5.38
8.50 -   9.29..   1,701,921        8.98          8.99       415,340       8.96
9.63 -  15.50..   1,078,944        9.31         12.63       158,529      10.01
16.38 -  31.88..  1,030,102        9.47         23.10             0       0.00
33.50 -  43.25..    228,786        9.13         35.55             0       0.00
---------------   ---------        ----        ------     ---------     ------
$  .04 - $43.25..  7,047,489       7.89        $ 9.61     2,917,937     $ 2.79
===============   =========        ====        ======     =========     ======

     At December 31, 2000, the Company had 748,726 shares available for future grants under the option plans.

  Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

minimum value method with the following weighted average assumptions: expected life, 18 months following vesting; risk free interest rate, 6.2%, 5.4%, and 5.3% in 2000, 1999 and, 1998 respectively; volatility, 138% and 50% in 2000 and 1999 respectively; and no dividends during the expected term. The Company's fair value calculations on stock-based awards under the 1999 Employee Stock Purchase Plan ("ESPP") were also made using the option pricing model with the following weighted average assumptions: expected life, 18 months; risk free interest rate, 6.2% and 5.4% in 2000 and 1999 respectively; volatility, 138% and 50% in 2000 and 1999 respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards issued in 2000, 1999 and 1998 had been amortized to expense over the vesting periods of the awards, pro forma net loss would have been $35.5 million ($2.00 net loss per share), $10.1 million ($0.59 net loss per share) and $3.9 million ($0.73 net loss per share) in 2000, 1999 and 1998 respectively.

     The Company had outstanding nonstatutory stock options to consultants to purchase 11,986, 107,612, and 161,850 shares of common stock at December 31, 2000, 1999 and 1998 respectively. Compensation expense of $15,000, $149,000, and $68,000 was recognized as result of these options in 2000, 1999, and 1998, respectively. The fair value of the unvested portion of these options is being amortized over the vesting period. The fair value attributable to the unvested portion of these options is subject to adjustment based upon the future value of the Company's common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average assumptions during 2000, 1999, and 1998, respectively: expected life, 10 years; risk free interest rate, 6.0%, 5.2%, and 5.3% and; volatility, 50%; and no dividends during the expected term. Forfeitures are recognized as they occur.

     In addition, the Company granted nonstatutory stock options to purchase 20,175 and 242,100 shares of common stock in 1999 and 1998, respectively, in connection with licensing of technology and the acquisition of patents (see Note
2). The estimated fair value of these options of $129,000 and $219,000 as of 1999 and 1998, respectively, has been recorded as purchased patents and technology. These options were fully vested at the date of grant. Accordingly, the fair value of the options was determined at the date of grant using the methods specified by SFAS 123, with the following assumptions during 1999 and 1998, respectively: expected life, 10 years; risk free interest rate, 5.0% and 5.5%; volatility, 50% and 25%; and no dividends during the expected term.

  Employee Stock Purchase Plan

     Upon the closing of the Company's initial public offering on November 12, 1999, the Company adopted its ESPP. Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company's stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2000, 26,165 shares had been purchased under the plan.

  Deferred Stock Compensation

     In connection with grants of certain stock options to employees and directors in 1999, the Company recorded $2,494,000 for the difference between the deemed fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount has been presented as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the related stock options.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     In January 2000, HT's board of directors approved a repricing of all outstanding stock options that had been granted on or after June 1, 1998 from $15.46 per share to $7.73 per share. A total of 30,797 options were repriced. During 2000 the Company recognized $374,000 as stock compensation expense relating to the repricing and acceleration of option vesting at the time of the merger. Future expense related to vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced stock options are exercised, forfeited or expire and is therefore unknown at this time.

     In March 2000, in connection with the acquisition of Immersion Canada, the Company assumed unvested options of Immersion Canada resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years. The Immersion Canada option plan was established in February 2000 and under the plan the Company may grant options to purchase up to 391,238 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of December 31, 2000 there were 391,238 such options outstanding.

     In August 2000, in connection with the acquisition of VTI, the Company assumed unvested options of VTI resulting in deferred stock compensation of $282,000, which will be amortized over the remaining vesting period of approximately five years. The VTI option plan was established in August 2000 and under the plan the Company may grant options to purchase up to 500,000 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of December 31, 2000 there were 401,000 such option grants outstanding.

13. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Numerator:
  Net loss:..........................................  $(22,172)   $(9,470)   $(3,669)
  Redeemable preferred stock accretion...............        --          6          6
                                                       --------    -------    -------
Net loss applicable to common stockholders...........  $(22,172)   $(9,476)   $(3,675)
                                                       ========    =======    =======
Shares (denominator):
  Weighted average common shares outstanding.........    17,808      7,928      5,084
  Weighted average common shares held in escrow......       (89)       (76)        --
  Weighted average common shares outstanding subject
     to repurchase...................................        --         --        (61)
                                                       --------    -------    -------
  Shares used in computation, basic and diluted......    17,719      7,852      5,023
                                                       ========    =======    =======
Net loss per share, basic and diluted................  $  (1.25)   $ (1.21)   $ (0.73)
                                                       ========    =======    =======

     The Company's computation of net loss per share excludes 88,770 shares held in escrow as discussed in Note 2, as the conditions required to release these shares from escrow had not been satisfied as of December 31, 2000.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      2000         1999         1998
                                                    ---------    ---------    ---------
Investment agreement..............................         --           --       84,969
Convertible note payable..........................    226,450      226,450           --
Redeemable convertible preferred stock............         --           --      863,771
Convertible preferred stock.......................         --      124,279    4,267,329
Shares of common stock subject to repurchase......         --           --       23,537
Outstanding options...............................  7,047,489    5,222,919    3,204,664
Warrants..........................................    523,972      679,581      296,306

14. INCOME TAXES

     No provision for federal income taxes was required for the years ended December 31, 2000, 1999 and 1998 due to net losses in these periods.

     Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 15,681    $ 4,181
  Deferred revenue......................................       364        713
  Deferred stock compensation...........................        63         31
  Deferred rent.........................................         5         15
  Research and development credits......................       514        206
  Reserves and accruals recognized in different
     periods............................................       196        174
  Depreciation and amortization.........................        --        105
                                                          --------    -------
          Total deferred tax assets.....................    16,823      5,425
Deferred tax liabilities:
  Depreciation and amortization.........................      (149)        --
  Difference in tax basis of purchased technology.......    (3,152)    (1,139)
  Cash to accrual basis adjustment......................        --        (45)
Valuation reserve.......................................   (13,522)    (4,241)
                                                          --------    -------
Net deferred tax assets.................................  $     --    $    --
                                                          ========    =======

     A deferred tax liability relating to a difference in the tax basis for purchased technology was established in 2000 of $1.9 million relating to the acquisitions of Immersion Canada and VTI discussed in Note 3. This resulted in the concurrent $1.9 million reversal of the valuation reserve for deferred tax assets in 2000. A deferred tax liability relating to a difference in the tax basis for purchased technology was established in 1999 relating to the Cybernet transaction discussed in Note 2. This resulted in the concurrent $1.4 million reversal of the valuation reserve for deferred tax assets in 1999.

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     The Company's effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

                                                              2000     1999
                                                              -----    -----
Federal statutory tax rate..................................  (35.0)%  (35.0)%
State taxes, net of federal benefit.........................   (3.0)    (6.0)
Deferred stock compensation.................................    3.4      2.3
Amortization of goodwill and in-process research and
  development...............................................    5.2      0.0
Other.......................................................    1.9     (0.2)
Valuation allowance.........................................   27.5     38.9
                                                              -----    -----
Effective tax rate..........................................     --%      --%
                                                              =====    =====

     Substantially all of the Company's loss from operations for all periods presented is generated from domestic operations.

     At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $40,051,000 and $28,533,000, respectively, expiring through 2021 and through 2005, respectively.

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

15. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company is currently operating in one reportable segment which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company's acquisitions during 2000 has expanded its technology and product offerings and markets. In addition, the Company's CEO who has been designated as the chief operating decision maker joined the Company in October 2000 and is currently evaluating the Company's reporting structure. The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer.

  Revenue by Region

     Geographic revenue as a percentage of total revenue was as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
North America...............................................    69%       76%       78%
Europe......................................................    19%       12%       13%
Far East....................................................    11%       11%        8%
Rest of the world...........................................     1%        1%        1%
                                                               ---       ---       ---
          Total.............................................   100%      100%      100%
                                                               ===       ===       ===

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

     During the years ended 2000, 1999, and 1998 we derived 68%, 75%, and 77% respectively of our revenues from the United States. Revenues from other countries during the periods presented represented less than 10% individually.

  Significant Customers

     Customers comprising 10% or greater of the Company's net revenues are summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Customer A..................................................   10%        *         *
Customer B..................................................    *        10%        *
Customer C..................................................    *        14%        *
Customer D..................................................    *         *        10%
                                                               --        --        --
          Total.............................................   10%       24%       10%
                                                               ==        ==        ==

---------------
* Revenue derived from customer represented less than 10% for the period.

     Of the significant customers noted above, none had a balance of 10% or greater of the outstanding accounts receivable for the corresponding years ended listed.

     The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at December 31, 2000, 1999 and 1998.

16. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The recorded expenses were approximately $119,000, $95,000, and $31,000 for 2000, 1999 and 1998, respectively.

17. GOVERNMENT AUDITS

     Billings under certain cost-based government contracts are calculated using provisional rates that permit recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies' cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

     As of December 31, 2000, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 1999 and 1998. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company's financial position or results of operations.

18. RELATED PARTIES

     In July 1997, the Company transferred certain patent rights related to its MicroScribe product to a newly created limited liability corporation, MicroScribe LLC, in exchange for 1,000 Class 1 Units and 98,999 Class 2 Units. This investment represents a 99% ownership of MicroScribe LLC. Subsequently, the Company

                             IMMERSION CORPORATION

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

distributed all Class 2 Units to its then outstanding common, preferred and vested option holders on a pro rata basis. The Company maintains a 1% ownership of MicroScribe LLC subsequent to the distribution of the Class 2 Units. There was no recorded value related to these internally-developed patent agreements, and thus no amount was recognized as a result of the transfer.

     During July 1997, the Company also entered into an exclusive ten-year license agreement with MicroScribe LLC (the "Agreement") for the right to manufacture, market and sell the related MicroScribe technology. Under the terms of the Agreement, the Company must pay a royalty to MicroScribe LLC based on a variable percentage of net receipts as defined under the Agreement. Royalty expense under the Agreement was $117,000, $132,000, and $116,000 in 2000, 1999,
and 1998, respectively.

     In April 1999, an executive officer loaned the Company $60,000 to meet its immediate cash needs. The note was not discounted due to the short-term nature of the borrowing and the fact that the total discount amount was not material to the Company's financial position or statement of operations. The note was repaid on August 16, 1999.

     Two of the Company's stockholders loaned the Company $35,000 in 1999. The loans were repaid in 2000.

19. CONTINGENCIES

     The Company has in the past received claims from third parties asserting that the Company's technologies, or those of its licensees, infringe on the other parties' intellectual property rights. Management believes that these claims are without merit and, with respect to each, has obtained written non-infringement and/or patent invalidity opinions from outside patent counsel. None of these matters is currently active. Accordingly, in the opinion of management, the outcome of such claims will not have a material effect on the financial statements of the Company.

     The Company's 70% owned subsidiary, Sky Fitness, has had claims against it relating to the Sky Fitness mark. The claims allege that the SkyCYCLE infringes a competitor's mark and that an employee of the Company violated a noncompete clause within his employment agreement. The Company believes these claims are without merit and would vigorously defend itself if these claims were to progress.

20. QUARTERLY RESULTS OF OPERATIONS -- (UNAUDITED)

     The following table presents certain unaudited consolidated statement of operations data for our eight most recent quarters. These quarterly numbers have been restated to reflect the merger with HT as discussed in Note 1.

                                             DEC 31,   SEPT 30,   JUNE 30,   MAR 31,   DEC 31,   SEPT 30,   JUNE 30,   MAR 31,
                                              2000       2000       2000      2000      1999       1999       1999      1999
                                             -------   --------   --------   -------   -------   --------   --------   -------
                                                                              (IN THOUSANDS)
Revenues...................................  $5,211    $ 3,804    $ 2,960    $3,288    $2,976    $ 2,711    $ 2,490    $ 2,765
Gross profit...............................   3,522      2,654      2,139     2,452     2,140      2,029      1,813      1,996
Operating loss.............................  (5,628)    (8,729)    (5,347)   (4,158)   (2,479)    (2,764)    (1,649)    (2,020)
Net loss...................................  (5,385)    (8,349)    (4,866)   (3,572)   (2,322)    (2,906)    (1,781)    (2,461)
Basic and diluted net loss per share.......  $(0.29)   $ (0.46)   $ (0.28)   $(0.21)   $(0.19)   $ (0.41)   $ (0.27)   $ (0.43)
Shares used in calculating basic and
  diluted net loss per share...............  18,331     17,955     17,533    17,034    11,915      7,085      6,675      5,674

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information required by this Item 10 with respect to directors is incorporated by reference from the section entitled "Election of Directors" in Immersion's definitive Proxy Statement for its 2001 annual stockholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the section entitled "Director and Executive Compensation" in Immersion's definitive Proxy Statement for its 2001 annual stockholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Immersion's definitive Proxy Statement for its 2001 annual stockholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the section entitled "Certain Transactions" in Immersion's definitive Proxy Statement for its 2001 annual stockholders' meeting.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form:

          1. Financial Statements

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   36
Report of Independent Auditors..............................   37
Consolidated Balance Sheets.................................   38
Consolidated Statements of Operations.......................   39
Consolidated Statements of Stockholders' Equity and            40
  Comprehensive Loss........................................
Consolidated Statements of Cash Flows.......................   42
Notes to Consolidated Financial Statements..................   44
Independent Auditors' Report................................   74
Valuation and Qualifying Accounts...........................   75

          2. Financial Statement Schedules

          All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto or noted in Item 14(a)
     1. above.

          3. Exhibits:

          The following exhibits are filed herewith:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Agreement and Plan of Reorganization with Cybernet Systems
           Corporation ("Cybernet"), its wholly-owned subsidiary and
           our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant's Registration Statement on Form S-1
           (File No. 333-86361) on September 1, 1999.)
 2.2       Share Purchase Agreement with Haptic Technologies Inc.
           ("Haptech") and 9039-4115 Quebec, Inc. ("Holdco") and the
           Shareholders of Haptech and Holdco and 511220 N.B. Inc.
           ("Purchaser") dated February 28, 2000. (Previously filed
           with Registrant's Annual Report on Form 10-K (File No.
           000-27969) on March 23, 2000.)
 2.2       Indemnification and Joinder Agreement dated as of July 28,
           2000, among Immersion Corporation, James F. Kramer and Marc
           Tremblay. (Previously filed with Registrant's Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
 2.3       Escrow Agreement dated as of August 31, 2000, among
           Immersion Corporation, James F. Kramer and U.S. Trust
           Company, National Association. (Previously filed with
           Registrant's Current Report on Form 8-K (File No. 000-27969)
           on September 15, 2000.)
 2.5       Agreement and Plan of Merger dated as of July 28, 2000,
           among Immersion Corporation, VT Acquisition, Inc., Virtual
           Technologies, Inc., and James F. Kramer. (Previously filed with Registrant's Registration Statement on Form S-4 (File
           No. 333-45254) on September 6, 2000.)
 2.6       Agreement and Plan of Reorganization dated as of July 31,
           2000, among Immersion Corporation, HT Medical Systems, Inc.,
           HT Merger, Inc. and Greg Merril. (Previously filed with
           Registrant's Registration Statement on Form S-4 (File No.
           333-45254) on September 6, 2000.)
 2.7       Indemnification and Joinder Agreement dated as of July 31,
           2000, among Immersion Corporation, Gregg Merril,
           individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with
           Registrant's Registration Statement on Form S-4 (File No.
           333-45254) on September 6, 2000.)
 2.8       Escrow Agreement dated as of September 29, 2000, among
           Immersion Corporation, HT Medical Systems, Inc., Greg Merril
           as the Representative and U.S. Trust Company, National
           Association. (Previously filed with Registrant's
           Registration Statement on Form S-4 (File No. 333-45254) on
           September 6, 2000.)
 3.1       Form of Bylaws. (Previously filed with Amendment No. 1 to
           Registration's Registration Statement on Form S-1 (File No.
           333-86361) on September 13, 1999.)
 3.2       Amended and Restated Certificate of Incorporation.
           (Previously filed with Registrant's Quarterly Report on Form
           10-Q (File No. 000-27969) on August 14, 2000.)
 4.1       Information and Registration Rights Agreement dated April
           13, 1998. (Previously filed with Registrant's Registration
           Statement on Form S-1 (File No. 333-86361) on September 1,
           1999.)
 4.2       Immersion Corporation Cybernet Registration Rights Agreement
           dated March 5, 1999. (Previously filed with Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           September 1, 1999.)
 4.3       Common Stock Grant and Purchase Agreement and Plan with
           Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant's Registration Statement on Form S-1
           (File No. 333-86361) on September 1, 1999.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.4       Common Stock Agreement with Digital Equipment Corporation
           dated June 12, 1998. (Previously filed with Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           September 1, 1999.)
 4.5       Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party
           thereto. (Previously filed with Registrant's Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
10.1       1994 Stock Option Plan and form of Incentive Stock Option
           Agreement and form of Nonqualified Stock Option Agreement.
           (Previously filed with Registrant's Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2       1997 Stock Option Plan and form of Incentive Stock Option
           Agreement and form of Nonqualified Stock Option Agreement.
           (Previously filed with Amendment No. 4 to Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           November 5, 1999.)
10.3       Form of Indemnity Agreement. (Previously filed with
           Amendment No. 1 to Registration's Registration Statement on
           Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4       Immediately Exercisable Nonstatutory Stock Option Agreement
           with Steven G. Blank dated November 1, 1996. (Previously
           filed with Registrant's Registration Statement on Form S-1
           (File No. 333-86361) on September 1, 1999.)
10.5       Common Stock Purchase Warrant issued to Cybernet Systems
           Corporation dated March 5, 1999. (Previously filed with
           Registrant's Registration Statement on Form S-1 (File No.
           333-86361) on September 1, 1999.)
10.6       Consulting Services Agreement with Cybernet Systems
           Corporation dated March 5, 1999. (Previously filed with
           Registrant's Registration Statement on Form S-1 (File No.
           333-86361) on September 1, 1999.)
10.7       Amendment to Warrant to Purchase Shares of Series B
           Preferred Stock to Bruce Paul amending warrant to purchase
           32,280 shares of Series B Preferred Stock dated September
           22, 1998. (Previously filed with Registrant's Registration
           Statement on Form S-1 (File No. 333-86361) on September 1,
           1999.)
10.8       Amendment to Warrant to Purchase Shares of Series B
           Preferred Stock to Bruce Paul amending warrant to purchase
           40,350 shares of Series B Preferred Stock dated September
           22, 1998. (Previously filed with Registrant's Registration
           Statement on Form S-1 (File No. 333-86361) on September 1,
           1999.)
10.9       Operating Agreement with MicroScribe, LLC dated July 1,
           1997. (Previously filed with Registrant's Registration
           Statement on Form S-1 (File No. 333-86361) on September 1,
           1999.)
10.10      Exchange Agreement with MicroScribe, LLC dated July 1, 1997.
           (Previously filed with Registrant's Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11      Lease with Speiker Properties, L.P. dated October 26, 1998.
           (Previously filed with Amendment No. 1 to Registration's
           Registration Statement on Form S-1 (File No. 333-86361) on
           September 13, 1999.)
10.12      Agreement Draft for ASIC Design and Development with
           Kawasaki LSI, U.S.A., Inc., dated October 16, 1997.
           (Previously filed with Amendment No. 5 to Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           November 12, 1999.) ##
10.13      Patent License Agreement with Microsoft Corporation dated
           July 19, 1999. (Previously filed with Amendment No. 4 to
           Registrant's Registration Statement on Form S-1 (File No.
           333-86361) on November 5, 1999.) ##
10.14      Semiconductor Device Component Purchase Agreement with
           Kawasaki LSI, U.S.A., Inc., dated August 17, 1998.
           (Previously filed with Amendment No. 4 to Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           November 5, 1999.) ##

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.15      Amendment No. 1 to Semiconductor Device Component Purchase
           Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27,
           1999. (Previously filed with Amendment No. 4 to Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           November 5, 1999.) ##
10.16      Intercompany Intellectual Property License Agreement with
           MicroScribe, LLC dated July 1, 1997. (Previously filed with
           Amendment No. 4 to Registrant's Registration Statement on
           Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17      Patent License Agreement with MicroScribe, LLC dated July 1,
           1997. (Previously filed with Amendment No. 4 to Registrant's
           Registration Statement on Form S-1 (File No. 333-86361) on
           November 5, 1999.)
10.18      Intellectual Property License Agreement with Logitech, Inc.
           dated October 4, 1996. (Previously filed with Amendment No.
           5 to Registrant's Registration Statement on Form S-1 (File
           No. 333-86361) on November 12, 1999.) ##
10.19      Intellectual Property License Agreement with Logitech, Inc.
           dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant's Registration Statement on Form S-1 (File No.
           333-86361) on November 12, 1999.) ##
10.20      Technology Product Development Agreement with Logitech, Inc.
           dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant's Registration Statement on Form S-1 (File No.
           333-86361) on November 12, 1999.) ##
10.21      1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file No.
           333-86361) on October 5, 1999.)
10.22      Common Stock Purchase Warrant issued to Intel Corporation
           dated June 6, 1997. (Previously filed with Registrant's
           Annual Report on Form 10-K (File No. 000-27969) on March 23,
           2000.)
10.23      Marketing Development Fund Letter Agreement with Logitech,
           Inc. dated November 15, 1999. (Previously filed with
           Registrant's Annual Report on Form 10-K (File No. 000-27969)
           on March 23, 2000.)#
10.24      HT Medical Systems, Inc. Amended Secured Convertible
           Promissory Note. (Previously filed with Registrant's
           Quarterly Report on Form 10-Q (File No. 000-27969) on
           November 14, 2000.)
10.25      Industrial Lease between WW&LJ Gateways, Ltd. and Immersion
           Corporation dated January 11, 2000. (Previously filed with
           Registrant's Quarterly Report on Form 10-Q (File No.
           000-27969) on May 15, 2000.)
10.26      Amendment #1 to the April 13, 1998 Intellectual Property
           License Agreement and Technology Product Development
           Agreement with Logitech, Inc. dated March 21, 2000.
           (Previously filed with Registrant's Quarterly Report on Form
           10-Q (File No. 000-27969) on May 15, 2000.)
10.27      Immersion Corporation 2000 Non-Officer Nonstatutory Stock
           Option Plan. (Previously filed with Registrant's
           Registration Statement on Form S-4 (File No. 333-45254) on
           September 6, 2000.)
10.28      Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock
           Option Plan. (Previously filed with Registrant's Current
           Report on Form 8-K (File No. 000-27969) on October 13,
           2000.)
10.29      Logitech Letter Agreement dated September 26, 2001.
10.30      Stock Option Cancellation Agreement between Immersion
           Corporation and Bruce Schena dated October 25, 2000.
10.31      Stock Option Cancellation Agreement between Immersion
           Corporation and Bruce Schena dated October 25, 2000.
10.32      Stock Option Cancellation Agreement between Immersion
           Corporation and Louis Rosenberg dated October 25, 2000.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.33      Stock Option Cancellation Agreement between Immersion
           Corporation and Charles Boesenberg dated October 25, 2000.
10.34      Stock Option Cancellation Agreement between Immersion
           Corporation and Charles Boesenberg dated October 25, 2000.
10.35      Lease Agreement between Mor Bennington LLLP and HT Medical
           Systems, Inc. dated February 2, 1999.
10.36      Haptic Technologies, Inc. 2000 Stock Option Plan.
           (Previously filed with Registrant's Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
21.1       Subsidiaries of Immersion. (Previously filed with
           Registrant's Quarterly Report on Form 10-Q (File No.
           000-27969) on November 14, 2000.)
23.1       Consent of Deloitte & Touche LLP.
23.2       Consent of Ernst & Young LLP.

---------------
 # Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

## Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

     (b)Reports on Form 8-K:

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

     The Company filed a Current Report on Form 8-K on January 3, 2001 reporting the historical financial statements of the combined operating results of Immersion Corporation and HT Medical Systems, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2001

                                          Immersion Corporation

                                          By       /s/ ROBERT O'MALLEY

                                            ------------------------------------
                                                      Robert O'Malley
                                             President, Chief Executive Officer
                                                        and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert O'Malley and Victor Viegas, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ ROBERT O'MALLEY                     President, Chief Executive     March 30, 2001
-----------------------------------------------------       Officer and Director
                   Robert O'Malley

             /s/ LOUIS ROSENBERG, PH.D.                     Chairman and Director       March 30, 2001
-----------------------------------------------------
               Louis Rosenberg, Ph.D.

                  /s/ VICTOR VIEGAS                        Chief Financial Officer      March 30, 2001
-----------------------------------------------------     (Principal Financial and
                    Victor Viegas                            Accounting Officer)

                  /s/ CRAIG FACTOR                           General Counsel and        March 30, 2001
-----------------------------------------------------             Secretary
                    Craig Factor

                /s/ CHARLES BOSENBERG                             Director              March 30, 2001
-----------------------------------------------------
                  Charles Bosenberg

                  /s/ STEVEN BLANK                                Director              March 28, 2001
-----------------------------------------------------
                    Steven Blank

               /s/ JONATHAN RUBINSTEIN                            Director              March 30, 2001
-----------------------------------------------------
                 Jonathan Rubinstein

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Immersion Corporation:

     We have audited the consolidated financial statements of Immersion Corporation as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 7, 2001. Our audits also included the consolidated financial statement schedule of Immersion Corporation, listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
February 7, 2001

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGED TO                   BALANCE AT
                                                 BEGINNING     COSTS AND     DEDUCTIONS/      END OF
                                                 OF PERIOD      EXPENSES      WRITEOFFS       PERIOD
                                                 ----------    ----------    -----------    ----------
                                                                    (IN THOUSANDS)
Year ended December 31, 1998
  Allowance for doubtful accounts..............     $ 38          $ 57          $  3           $ 92
Year ended December 31, 1999
  Allowance for doubtful accounts..............     $ 92          $104          $ 23           $173
Year ended December 31, 2000
  Allowance for doubtful accounts..............     $173          $177          $123           $227

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Agreement and Plan of Reorganization with Cybernet Systems
         Corporation ("Cybernet"), its wholly-owned subsidiary and
         our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant's Registration Statement on Form S-1
         (File No. 333-86361) on September 1, 1999.)
 2.2     Share Purchase Agreement with Haptic Technologies Inc.
         ("Haptech") and 9039-4115 Quebec, Inc. ("Holdco") and the
         Shareholders of Haptech and Holdco and 511220 N.B. Inc.
         ("Purchaser") dated February 28, 2000. (Previously filed
         with Registrant's Annual Report on Form 10-K (File No.
         000-27969) on March 23, 2000.)
 2.2     Indemnification and Joinder Agreement dated as of July 28,
         2000, among Immersion Corporation, James F. Kramer and Marc
         Tremblay. (Previously filed with Registrant's Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
 2.3     Escrow Agreement dated as of August 31, 2000, among
         Immersion Corporation, James F. Kramer and U.S. Trust
         Company, National Association. (Previously filed with
         Registrant's Current Report on Form 8-K (File No. 000-27969)
         on September 15, 2000.)
 2.5     Agreement and Plan of Merger dated as of July 28, 2000,
         among Immersion Corporation, VT Acquisition, Inc., Virtual
         Technologies, Inc., and James F. Kramer. (Previously filed with Registrant's Registration Statement on Form S-4 (File
         No. 333-45254) on September 6, 2000.)
 2.6     Agreement and Plan of Reorganization dated as of July 31,
         2000, among Immersion Corporation, HT Medical Systems, Inc.,
         HT Merger, Inc. and Greg Merril. (Previously filed with
         Registrant's Registration Statement on Form S-4 (File No.
         333-45254) on September 6, 2000.)
 2.7     Indemnification and Joinder Agreement dated as of July 31,
         2000, among Immersion Corporation, Gregg Merril,
         individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with
         Registrant's Registration Statement on Form S-4 (File No.
         333-45254) on September 6, 2000.)
 2.8     Escrow Agreement dated as of September 29, 2000, among
         Immersion Corporation, HT Medical Systems, Inc., Greg Merril
         as the Representative and U.S. Trust Company, National
         Association. (Previously filed with Registrant's
         Registration Statement on Form S-4 (File No. 333-45254) on
         September 6, 2000.)
 3.1     Form of Bylaws. (Previously filed with Amendment No. 1 to
         Registration's Registration Statement on Form S-1 (File No.
         333-86361) on September 13, 1999.)
 3.2     Amended and Restated Certificate of Incorporation.
         (Previously filed with Registrant's Quarterly Report on Form
         10-Q (File No. 000-27969) on August 14, 2000.)
 4.1     Information and Registration Rights Agreement dated April
         13, 1998. (Previously filed with Registrant's Registration
         Statement on Form S-1 (File No. 333-86361) on September 1,
         1999.)
 4.2     Immersion Corporation Cybernet Registration Rights Agreement
         dated March 5, 1999. (Previously filed with Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         September 1, 1999.)
 4.3     Common Stock Grant and Purchase Agreement and Plan with
         Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant's Registration Statement on Form S-1
         (File No. 333-86361) on September 1, 1999.)
 4.4     Common Stock Agreement with Digital Equipment Corporation
         dated June 12, 1998. (Previously filed with Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         September 1, 1999.)
 4.5     Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party
         thereto. (Previously filed with Registrant's Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1     1994 Stock Option Plan and form of Incentive Stock Option
         Agreement and form of Nonqualified Stock Option Agreement.
         (Previously filed with Registrant's Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2     1997 Stock Option Plan and form of Incentive Stock Option
         Agreement and form of Nonqualified Stock Option Agreement.
         (Previously filed with Amendment No. 4 to Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         November 5, 1999.)
10.3     Form of Indemnity Agreement. (Previously filed with
         Amendment No. 1 to Registration's Registration Statement on
         Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4     Immediately Exercisable Nonstatutory Stock Option Agreement
         with Steven G. Blank dated November 1, 1996. (Previously
         filed with Registrant's Registration Statement on Form S-1
         (File No. 333-86361) on September 1, 1999.)
10.5     Common Stock Purchase Warrant issued to Cybernet Systems
         Corporation dated March 5, 1999. (Previously filed with
         Registrant's Registration Statement on Form S-1 (File No.
         333-86361) on September 1, 1999.)
10.6     Consulting Services Agreement with Cybernet Systems
         Corporation dated March 5, 1999. (Previously filed with
         Registrant's Registration Statement on Form S-1 (File No.
         333-86361) on September 1, 1999.)
10.7     Amendment to Warrant to Purchase Shares of Series B
         Preferred Stock to Bruce Paul amending warrant to purchase
         32,280 shares of Series B Preferred Stock dated September
         22, 1998. (Previously filed with Registrant's Registration
         Statement on Form S-1 (File No. 333-86361) on September 1,
         1999.)
10.8     Amendment to Warrant to Purchase Shares of Series B
         Preferred Stock to Bruce Paul amending warrant to purchase
         40,350 shares of Series B Preferred Stock dated September
         22, 1998. (Previously filed with Registrant's Registration
         Statement on Form S-1 (File No. 333-86361) on September 1,
         1999.)
10.9     Operating Agreement with MicroScribe, LLC dated July 1,
         1997. (Previously filed with Registrant's Registration
         Statement on Form S-1 (File No. 333-86361) on September 1,
         1999.)
10.10    Exchange Agreement with MicroScribe, LLC dated July 1, 1997.
         (Previously filed with Registrant's Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11    Lease with Speiker Properties, L.P. dated October 26, 1998.
         (Previously filed with Amendment No. 1 to Registration's
         Registration Statement on Form S-1 (File No. 333-86361) on
         September 13, 1999.)
10.12    Agreement Draft for ASIC Design and Development with
         Kawasaki LSI, U.S.A., Inc., dated October 16, 1997.
         (Previously filed with Amendment No. 5 to Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         November 12, 1999.)##
10.13    Patent License Agreement with Microsoft Corporation dated
         July 19, 1999. (Previously filed with Amendment No. 4 to
         Registrant's Registration Statement on Form S-1 (File No.
         333-86361) on November 5, 1999.)##
10.14    Semiconductor Device Component Purchase Agreement with
         Kawasaki LSI, U.S.A., Inc., dated August 17, 1998.
         (Previously filed with Amendment No. 4 to Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         November 5, 1999.)##
10.15    Amendment No. 1 to Semiconductor Device Component Purchase
         Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27,
         1999. (Previously filed with Amendment No. 4 to Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         November 5, 1999.)##
10.16    Intercompany Intellectual Property License Agreement with
         MicroScribe, LLC dated July 1, 1997. (Previously filed with
         Amendment No. 4 to Registrant's Registration Statement on
         Form S-1 (File No. 333-86361) on November 5, 1999.)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.17    Patent License Agreement with MicroScribe, LLC dated July 1,
         1997. (Previously filed with Amendment No. 4 to Registrant's
         Registration Statement on Form S-1 (File No. 333-86361) on
         November 5, 1999.)
10.18    Intellectual Property License Agreement with Logitech, Inc.
         dated October 4, 1996. (Previously filed with Amendment No.
         5 to Registrant's Registration Statement on Form S-1 (File
         No. 333-86361) on November 12, 1999.)##
10.19    Intellectual Property License Agreement with Logitech, Inc.
         dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant's Registration Statement on Form S-1 (File No.
         333-86361) on November 12, 1999.)##
10.20    Technology Product Development Agreement with Logitech, Inc.
         dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant's Registration Statement on Form S-1 (File No.
         333-86361) on November 12, 1999.)##
10.21    1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant's Registration Statement on Form S-1 (file No.
         333-86361) on October 5, 1999.)
10.22    Common Stock Purchase Warrant issued to Intel Corporation
         dated June 6, 1997. (Previously filed with Registrant's
         Annual Report on Form 10-K (File No. 000-27969) on March 23,
         2000.)
10.23    Marketing Development Fund Letter Agreement with Logitech,
         Inc. dated November 15, 1999. (Previously filed with
         Registrant's Annual Report on Form 10-K (File No. 000-27969)
         on March 23, 2000.)#
10.24    HT Medical Systems, Inc. Amended Secured Convertible
         Promissory Note. (Previously filed with Registrant's
         Quarterly Report on Form 10-Q (File No. 000-27969) on
         November 14, 2000.)
10.25    Industrial Lease between WW&LJ Gateways, Ltd. and Immersion
         Corporation dated January 11, 2000. (Previously filed with
         Registrant's Quarterly Report on Form 10-Q (File No.
         000-27969) on May 15, 2000.)
10.26    Amendment #1 to the April 13, 1998 Intellectual Property
         License Agreement and Technology Product Development
         Agreement with Logitech, Inc. dated March 21, 2000.
         (Previously filed with Registrant's Quarterly Report on Form
         10-Q (File No. 000-27969) on May 15, 2000.)
10.27    Immersion Corporation 2000 Non-Officer Nonstatutory Stock
         Option Plan. (Previously filed with Registrant's
         Registration Statement on Form S-4 (File No. 333-45254) on
         September 6, 2000.)
10.28    Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock
         Option Plan. (Previously filed with Registrant's Current
         Report on Form 8-K (File No. 000-27969) on October 13,
         2000.)
10.29    Logitech Letter Agreement dated September 26, 2001.
10.30    Stock Option Cancellation Agreement between Immersion
         Corporation and Bruce Schena dated October 25, 2000.
10.31    Stock Option Cancellation Agreement between Immersion
         Corporation and Bruce Schena dated October 25, 2000.
10.32    Stock Option Cancellation Agreement between Immersion
         Corporation and Louis Rosenberg dated October 25, 2000.
10.33    Stock Option Cancellation Agreement between Immersion
         Corporation and Charles Boesenberg dated October 25, 2000.
10.34    Stock Option Cancellation Agreement between Immersion
         Corporation and Charles Boesenberg dated October 25, 2000.
10.35    Lease Agreement between Mor Bennington LLLP and HT Medical
         Systems, Inc. dated February 2, 1999.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.36    Haptic Technologies, Inc. 2000 Stock Option Plan.
         (Previously filed with Registrant's Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
21.1     Subsidiaries of Immersion. (Previously filed with
         Registrant's Quarterly Report on Form 10-Q (File No.
         000-27969) on November 14, 2000.)
23.1     Consent of Deloitte & Touche LLP.
23.2     Consent of Ernst & Young LLP.

---------------
 # Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

## Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.