Form 10-Q
period 2001-03-31
IMMERSION CORP
filed 2001-05-15
CIK 1058811

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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


        Number of shares of Common Stock outstanding at May 4, 2001: 18,642,151.

                              IMMERSION CORPORATION

                                      INDEX


                                                                                                               Page
PART I
FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2001
                and December 31, 2000 ...................................................................         3

                Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
                Ended March 31, 2001 and 2000 ...........................................................         4

                Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
                Ended March 31, 2001 and 2000 ...........................................................         5

                Notes to Condensed Consolidated Financial Statements (Unaudited) ........................         6

        Item 2. Management's Discussion and Analysis

                Management's Discussion and Analysis of Financial Condition and Results of Operations ...         9

        Item 3. Quantitative and Qualitative Disclosures About Market Risks .............................        24


PART II
OTHER INFORMATION


        Item 1. Legal Proceedings ......................................................................         24

        Item 6. Exhibits and Reports on Form 8-K .......................................................         24

SIGNATURES .............................................................................................         25

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              IMMERSION CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                      March 31,     December 31,
                                        ASSETS                                          2001           2000(1)
                                                                                      --------      ------------
                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ..................................................        $ 20,041       $ 23,474
  Short-term investments .....................................................           1,000          2,360
  Accounts receivable, (net of allowances for doubtful accounts of:
    2001, $227; and 2000, $227) ..............................................           4,367          3,675
  Inventories ................................................................           1,766          1,709
  Prepaid expenses and other current assets ..................................           1,129          1,306
                                                                                      --------       --------

           Total current assets ..............................................          28,303         32,524

Property and equipment, net ..................................................           3,553          3,606

Purchased intangibles and other assets, net ..................................          14,066         14,864

Other investments ............................................................           6,500          6,500
                                                                                      --------       --------

Total assets .................................................................        $ 52,422       $ 57,494
                                                                                      ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................        $  1,214       $  1,720
  Accrued compensation .......................................................             910          1,042
  Other current liabilities ..................................................           1,580          2,077
  Current portion of long-term debt ..........................................             102            100
  Current portion of capital lease obligation ................................              21             20
                                                                                      --------       --------

           Total current liabilities .........................................           3,827          4,959

Long-term debt ...............................................................           4,003          3,835
Capital lease obligation, less current portion ...............................              63             68
Warrant liability ............................................................             272            289
                                                                                      --------       --------

           Total  liabilities ................................................           8,165          9,151
                                                                                      --------       --------

Stockholders' equity:
  Common stock - $0.001 par value; 100,000,000 shares authorized; shares
    issued and outstanding: 18,544,593 and 18,476,061 respectively ...........          89,374         89,334
  Warrants ...................................................................           1,990          1,990
  Deferred stock compensation ................................................          (4,737)        (5,255)
  Accumulated other comprehensive income .....................................              39             40
  Note receivable from stockholder ...........................................               -            (17)
  Accumulated deficit ........................................................         (42,409)       (37,749)
                                                                                      --------       --------

           Total stockholders' equity ........................................          44,257         48,343
                                                                                      --------       --------

Total liabilities and stockholders' equity ...................................        $ 52,422       $ 57,494
                                                                                      ========       ========

(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                   (Unaudited)


                                                                         Three Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                          2001           2000
                                                                       --------       --------
Revenues:
  Royalty revenue .................................................    $  1,489       $    875
  Product sales ...................................................       3,007          1,751
  Development contracts and other .................................         865            662
                                                                       --------       --------

           Total revenues .........................................       5,361          3,288
                                                                       --------       --------

Costs and expenses:
  Cost of product sales ...........................................       1,784            836
  Sales and marketing .............................................       3,058          1,888
  Research and development ........................................       2,053          1,410
  General and administrative ......................................       2,060          1,716
  Amortization of intangibles and deferred stock compensation * ...       1,252            709
  Acquisition related charges .....................................          25            887
                                                                       --------       --------

          Total costs and expenses ................................      10,232          7,446
                                                                       --------       --------

Operating loss ....................................................      (4,871)        (4,158)

Interest and other income .........................................         398            762
Interest and other expense ........................................        (187)          (176)
                                                                       --------       --------

Net loss ..........................................................      (4,660)        (3,572)
                                                                       ========       ========

Basic and diluted net loss per share ..............................    $  (0.25)      $  (0.21)
                                                                       ========       ========

Shares used in calculating basic and diluted net loss per share ...      18,448         17,034
                                                                       ========       ========


  * Amortization of intangibles and deferred stock compensation
       Amortization of intangibles ................................    $    966       $    408
       Deferred stock compensation - sales and marketing ..........          (9)            22
       Deferred stock compensation - research and development .....         215            195
       Deferred stock compensation - general and administrative ...          80             84
                                                                       --------       --------
          Total ...................................................    $  1,252       $    709
                                                                       ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              IMMERSION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      -----------------------
                                                                                        2001           2000
                                                                                      --------       --------
Cash flows from operating activities:
  Net loss .....................................................................      $ (4,660)      $ (3,572)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..............................................           308             74
    Amortization of intangibles ................................................           966            408
    Amortization of deferred stock compensation ................................           286            264
    Amortization of discounts on notes payable .................................           119              -
    Fair value adjustment for warrant liabilities ..............................           (17)             -
    In-process research and development ........................................             -            887
    Loss on disposal of equipment ..............................................             7              -
    Stock and options issued for consulting services and other .................             -             10
    Non-cash interest expense ..................................................            76              -
    Changes in operating assets and liabilities:
      Accounts receivable ......................................................          (694)          (140)
      Inventories ..............................................................           (58)            (6)
      Prepaid expenses and other assets ........................................            10           (300)
      Accounts payable .........................................................          (504)          (144)
      Accrued liabilities ......................................................          (258)           606
      Deferred revenue and customer advances ...................................          (373)          (587)
                                                                                      --------       --------
           Net cash used in operating activities ...............................        (4,792)        (2,500)
                                                                                      --------       --------

Cash flows from investing activities:
  Purchases of short-term investments ..........................................        (1,008)       (15,481)
  Sales and maturities of short-term investments ...............................         2,369              -
  Purchases of property and equipment ..........................................          (262)          (292)
  Acquisitions, net of cash acquired ...........................................             -           (581)
                                                                                      --------       --------

           Net cash provided by (used in) investing activities .................         1,099        (16,354)
                                                                                      --------       --------

Cash flows from financing activities:
  Issuance of common stock .....................................................           185              -
  Exercise of stock options ....................................................            87             33
  Payments on notes payable and capital leases .................................           (28)             -
  Proceeds from shareholder note ...............................................            17              -
                                                                                      --------       --------

           Net cash provided by (used in) financing activities .................           261             33
                                                                                      --------       --------

Effect of exchange rates on cash and cash equivalents ..........................            (1)             -
                                                                                      --------       --------

Net decrease in cash and cash equivalents ......................................        (3,433)       (18,821)
Adjustment for change in HT's fiscal year-end ..................................             -            998

Cash and cash equivalents:
  Beginning of the period ......................................................        23,474         46,606
                                                                                      --------       --------

  End of the period ............................................................      $ 20,041       $ 28,783
                                                                                      ========       ========

Supplemental disclosure of cash flow information :
  Cash paid for taxes ..........................................................      $      3       $      1
                                                                                      ========       ========
  Cash paid for interest .......................................................      $     24            $ -
                                                                                      ========       ========


                                                                     (Continued)

                              IMMERSION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 --------------------
                                                                                   2001       2000
                                                                                 -------      -------
Supplemental disclosure of noncash investing and financing activities:
  Change in net unrealized gains (losses) from short-term investments .....      $     1      $   (51)
                                                                                 =======      =======
  Issuance of equity instruments for acquisition ..........................      $     -      $ 5,513
                                                                                 =======      =======


     See accompanying Notes to Condensed Consolidated Financial Statements.


                                                                     (Concluded)


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements reflect all the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position, statements of operations and cash flows for the interim periods presented.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

        The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

        Recent Accounting Pronouncements -- Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted SFAS 133 effective January 1, 2001. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001, generally the Company does not utilize derivative financial instruments for any purposes or engage in any hedging activities.

        Reclassifications -- Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or stockholders' equity.

2. PURCHASED INTANGIBLES AND OTHER ASSETS, NET

                                          March 31,   December 31,
                                            2001         2000
                                          ---------   ------------
                                              (In thousands)
Purchased patents and technology, net ..   $ 4,619      $ 4,645
Goodwill and other intangibles, net ....     9,364       10,136
Other assets ...........................        83           83
                                           -------      -------

Total ..................................   $14,066      $14,864
                                           =======      =======

3. INVENTORIES

                                                    March 31,     December 31,
                                                     2001            2000
                                                   ----------     ------------
                                                        (In thousands)
Raw materials and subassemblies .............      $    1,095      $    1,287
Work in process .............................             214             168
Finished goods ..............................             457             254
                                                   ----------      ----------

Total .......................................      $    1,766      $    1,709
                                                   ==========      ==========


4. PROPERTY AND EQUIPMENT


                                                    March 31,      December 31,
                                                      2001             2000
                                                   ----------      ------------
                                                         (In thousands)
Computer equipment and purchased software ...      $    1,905       $    1,788
Machinery and equipment .....................           1,628            1,601
Furniture and fixtures ......................           1,383            1,314
Leasehold improvements ......................             705              701
                                                   ----------       ----------

Total .......................................           5,621            5,404
Less accumulated depreciation ...............          (2,068)          (1,798)
                                                   ----------       ----------

Property and equipment, net .................      $    3,553       $    3,606
                                                   ==========       ==========


5. NET LOSS PER SHARE

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):


                                                            Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                           2001             2000
                                                        ----------       ----------
Numerator:

  Net loss .......................................      $   (4,660)      $   (3,572)
                                                        ==========       ==========

Denominator:
  Weighted average common shares outstanding .....          18,511           17,123
  Weighted average common shares held in escrow ..             (63)             (89)
                                                        ----------       ----------

  Shares used in computation, basic and diluted ..          18,448           17,034
                                                        ==========       ==========

Net loss per share, basic and diluted ............      $    (0.25)      $    (0.21)
                                                        ==========       ==========


        The Company's computation of net loss per share excluded 88,770 shares held in escrow until the conditions required to release the shares from escrow were satisfied. As of March 5, 2001 the shares were released from escrow.


6. COMPREHENSIVE LOSS

        The following table sets forth the components of comprehensive loss:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ---------------------------
                                                                             2001             2000
                                                                          ----------       ----------
                                                                                (In thousands)
  Net loss .........................................................      $   (4,660)      $   (3,572)
  Foreign currency translation adjustment ..........................              (2)               -
  Change in unrealized gains (losses) on short-term investments ....               1              (51)
                                                                          ----------       ----------
Total comprehensive loss ...........................................      $   (4,661)      $   (3,623)
                                                                          ==========       ==========


7. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

        The Company operates in one business segment, which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company's acquisitions during 2000 expanded its technology and product offerings and markets. In addition, the Company's CEO, who has been designated as the Company's chief operating decision maker, joined the Company in October 2000 and is currently evaluating the Company's reporting structure. The Company operates primarily in the United States and in Canada where it operates through its wholly-owned subsidiary, Immersion Canada. The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer.

REVENUE BY REGION

Geographic revenue as a percentage of total revenue was as follows:


                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      2001             2000
                                                   ----------       ----------
North America ...............................              74%              73%
Europe ......................................              12%              20%
Far East ....................................              14%               6%
Rest of the world ...........................              --%               1%
                                                   ----------       ----------
     Total ..................................             100%             100%
                                                   ==========       ==========


We derived 71% and 73% of our total revenues from the United States for the three months ended March 31, 2001 and 2000 respectively. Revenues from other countries during the periods presented represented less than 10% individually.


SIGNIFICANT CUSTOMERS

        Customers comprising 10% or greater of the Company's net revenues are summarized as follows:


                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                 2001             2000
                                              ----------       ----------
Customer A .............................              14%               *
Customer B .............................              12%               *
Customer C .............................               *               18%
                                              ----------       ----------
     Total .............................              26%              18%
                                              ==========       ==========


* Revenue derived from customer represented less than 10% for the period.

        As of March 31, 2001, customer A accounted for 17% of the Company's outstanding accounts receivables. The remaining customers accounted for less than 10% of the Company's accounts receivable for the periods presented.

        The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2001 and December 31, 2000.

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


OVERVIEW

        We develop hardware and software technologies that enable users to interact with computers using their sense of touch. We focus on four application areas -computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks and steering wheels targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the controls of certain of its upcoming vehicles.

        For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train professionals in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions and endoscopy. We also sell three-dimensional capture and interaction products. These consist primarily of our line of computer digitizing products, including the MicroScribe-3D and the LightScribe-3D, and specialized whole-hand sensing gloves, such as the CyberGlove, CyberGrasp and CyberForce, that permit simulated interaction with three-dimensional environments. In all market areas, we engage in development projects for third parties.

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

        In March 2000, we acquired all outstanding shares of Montreal-based Immersion Canada for approximately $6.8 million, consisting of 141,538 shares of our common stock and $338,000 paid in cash. Immersion Canada develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition, Immersion Canada became a wholly-owned subsidiary of Immersion with operations in Montreal, Canada. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

        In August 2000, we acquired Virtual Technologies Inc. ("VTI") for approximately $8.0 million, consisting of 320,584 shares of our common stock and $1.2 million paid in cash. VTI develops and markets hardware and software products that are used in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications as well as research. As a result of the acquisition, VTI became a wholly-owned subsidiary of Immersion with operations in Palo Alto, California. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition.

        The three-month period ended March 31, 2001 includes a full quarter of expenses related to activities at our wholly-owned subsidiary, Immersion Canada, which was acquired on March 9, 2000 and a full quarter of activity at our wholly-owned subsidiary, VTI, which was acquired on August 31, 2000. The transactions were accounted for under the purchase method and are, accordingly, not reflected in our three months ended March 31, 2000 condensed consolidated statement of operations.

        We completed our acquisition of HT Medical Systems, Inc. ("HT"), which has since been renamed Immersion Medical, in September 2000. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and HT had always been combined. HT is a developer and manufacturer of medical simulation devices for doctors and other healthcare personnel. We issued a total of approximately 1.335 million shares of our common stock in exchange for all outstanding shares of HT's common stock and preferred stock. We assumed 195,670 common and preferred stock warrants, a promissory note convertible into 226,450 shares of our common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of options assumed in the merger or granted after the merger.

        Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of March 31, 2001, we have capitalized patents and technology of $4.6 million, net of accumulated amortization of $1.4 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

        Our revenues include royalties and fees from licensing our technology, revenues from product sales and revenues from development projects. On sales by our licensees' of consumer computer peripheral devices, such as touch-enabled mice and joysticks, we receive a per unit royalty that is a percentage of the unit's wholesale selling price. We also receive fees from licensing our touch-enabling technologies for automotive controls, and expect to receive additional per unit royalty revenue from sales of automobiles that include touch-enabled controls incorporating our technology. We receive product revenue from sales of a number of products, including medical simulation hardware devices and software modules used in conjunction with such devices; three-dimensional digitizing products, such as the MicroScribe-3D; hardware and software for our whole-hand sensing gloves, such as the CyberGlove; and Immersion Processors, which are designed for use by our licensees in their touch-enabled computer peripheral devices. Development projects generally involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables or consulting services.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 ARE AS
FOLLOWS:

                                                             March 31,                 Change
                                                   ----------------------------      -----------
REVENUES                                              2001              2000
                                                   -----------      -----------
                                                         ($ In thousands)
Three months ended:

Royalty revenue .............................      $     1,489      $       875               70%
Product sales ...............................            3,007            1,751               72%
Development contracts and other .............              865              662               31%
                                                   -----------      -----------      -----------
Total Revenue ...............................      $     5,361      $     3,288               63%
                                                   ===========      ===========      ===========


        Total Revenue. Our total revenue for the first quarter of fiscal 2001 increased by $2.1 million or 63% from the first quarter of fiscal 2000. Royalty revenue for the three-month period ended March 31, 2001 increased to $1.5 million from $875,000 for the three-month period ended March 31, 2000, a 70% increase. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. The three-month period ended March 31, 2001 included a lump-sum royalty fee of $733,000 on past due royalties due from InterAct Accessories as part of a litigation settlement. The three-month period ended March 31, 2000 included $587,000 of amortization of royalties due under the Microsoft agreement where revenue recognition ended mid-July 2000. Excluding the lump sum royalty fee for past due royalties and the amortization of non-recurring Microsoft royalty revenue, recurring royalty revenue in the first quarter of 2001 was $756,000, which increased by 163% as compared to $288,000 in the first quarter of 2000. This increase is mainly due to an increased number of product offerings by our licensees that generate per unit royalties as well as royalties from new licensees. Product sales for the three-month period ended March 31, 2001 increased by 72% to $3.0 million from $1.8 million for the same period ended March 31, 2000. The increase in product sales was due to an increase of $241,000 for our microprocessors, an increase of $584,000 related to 3D products, and an increase of $415,000 related to medical products compared with the three-month period ended March 31, 2000. We anticipate lower microprocessor product sales in the future as we scale back our efforts to develop and sell custom microprocessors. Products sold by our 3D group include the MicroScribe-3D and LightScribe-3D as well as products such as the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality applications sold by our wholly-owned subsidiary VTI. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements do not include revenues of VTI prior to August 2000. Sales of computer-based medical simulators and software training modules increased due to new product introductions and an increased sales force during the current period versus the prior period. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during the first quarter of fiscal 2001 from an increase in related development activity on commercial contracts and securing new development contracts.


        We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first quarter of fiscal 2001, revenue generated in North America, Europe, and Far East represented 74%, 12%, and 14%, respectively compared to 73%, 20%, and 6%, respectively for the first quarter of fiscal 2000. The shift in revenues among regions is mainly due to an increase in microprocessor sales and 3D products sales to customers in the Far East in the first quarter of fiscal 2001 versus the first quarter of fiscal 2000.


                                                              March 31,                  Change
                                                   -----------------------------       -----------
COST OF PRODUCT SALES                                  2001             2000
                                                   -----------       -----------
                                                          ($ In thousands)
Three months ended:

Cost of product sales .......................      $     1,784       $       836               113%
      % of total product revenue ............               59%               48%


        Cost of Product Sales. Cost of product sales increased by $948,000 or 113% for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase is primarily due to the 72% increase in product sales volume for the period. Increased overhead costs and mix of products sold also contributed to the increase in cost of product sales during the first quarter of fiscal 2001 versus the first quarter of fiscal 2000. Overhead costs increased by $83,000 due to increased facility costs over the same period last year. The remainder of the increase is mainly due to the mix of products sold. An increase in inventory reserves of $134,000 due to shifting product sales and an increase in products sold for which we pay a per unit or percentage based royalties caused royalties to increase by $86,000 for the three months ended March 31, 2001 versus the three months ended March

31, 2000. Increased sales of our microprocessors which have higher cost of product sales than our other products also contributed to the increase in cost of product sales.


                                                                                  March 31,                  Change
                                                                       -----------       -----------       -----------
OPERATING EXPENSES AND OTHER ....................................         2001               2000
                                                                       -----------       -----------
                                                                             ($ In thousands)
Three months ended:

Sales and marketing .............................................      $     3,058       $     1,888                62%
      % of total revenue ........................................               57%               57%

Research and development ........................................      $     2,053       $     1,410                46%
      % of total revenue ........................................               38%               43%

General and administrative ......................................      $     2,060       $     1,716                20%
      % of total revenue ........................................               38%               52%

Amortization of intangibles and deferred stock compensation .....      $     1,252       $       709                77%
      % of total revenue ........................................               23%               22%

Acquisition related charges .....................................      $        25               887              -97%
      % of total revenue ........................................                0%               27%


        Sales and Marketing. Sales and marketing expenses increased by $1.2 million or 62% in the first quarter of fiscal 2001 compared to the comparable period last year. We continued to grow our sales and marketing team during the first quarter of fiscal 2001 to enable us to proliferate our TouchSense technologies across markets, platforms and applications. The significant increase noted was mainly due to increased headcount and related compensation, benefits, and overhead costs of $636,000. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under our co-marketing agreement with Logitech contributed $285,000 to the increase for the first quarter of fiscal 2001 over the same period during 2000. The remainder of the increase was associated with developer programs and production of showcase applications of our tools of $152,000, website development and maintenance of $61,000 and increased travel expenses of $77,000.

        We anticipate sales and marketing expenses to continue to increase in absolute dollars due to the planned growth of our sales and marketing efforts.

        Research and Development. Research and development expenses increased by $643,000 or 46% in the first quarter of fiscal 2001 compared to the same period last year. The increase is primarily due to increased headcount and related compensation, benefits, and overhead costs of $633,000.

        General and Administrative. General and administrative expenses increased by $344,000 or 20% in the first quarter of fiscal 2001 compared to the same period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $749,000 offset by a decrease in recruiting expenses of $309,000. During the three months ended March 31, 2000 the Company incurred $320,000 for recruitment of employees and board members during a period of high organizational growth for the Company.


        Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation grew by $543,000 or 77% in the first quarter of fiscal 2001 compared to the same period last year. The increase in amortization of intangibles of $558,000 is mainly comprised of an increase of $238,000 for the amortization of goodwill and other purchased intangibles related to the acquisition of Immersion Canada which completed March 2000, an increase of $416,000 representing the amortization of goodwill and other purchased intangibles related to the acquisition of VTI which completed August 2000, offset by decreased amortization of the Cybernet consulting agreement of $96,000. During the quarter ended March 31, 2001 the Company reversed $201,000 of deferred stock compensation expense related to options repriced in January 2000. The future compensation expense related to the repriced vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced options are exercised, forfeited, or expire. Excluding the reversal noted above deferred stock compensation amortization increased by $216,000 mainly due to an increase in amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Immersion Canada's unvested options at the time of acquisition.

        Acquisition Related Charges. Acquisition related charges decreased by $862,000 in the first quarter of fiscal 2001 compared to the same period last year. During the three months ended March 31, 2000 we incurred $887,000 of acquisition related charges for in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada.

        Interest and Other Income. Interest and other income consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $364,000 in the first quarter of fiscal 2001 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities.

        Interest and Other Expense. Interest and other expense consists primarily of interest expense on the Company's secured convertible promissory note and other notes payable. Interest and other expense increased by $11,000 in the first quarter of fiscal 2001 compared to the same period last year. The increase during the three months ended March 31, 2001 is due to the $500,000 increase to the secured notes payable due to Medtronic in March of 2000 and a new secured note payable to Third Coast Capital in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders' equity.

        At March 31, 2001 our cash, cash equivalents and short-term investments totaled $21.0 million, down $4.8 million from $25.8 million at December 31, 2000.

        Net cash used in operating activities during the first three months of fiscal 2001 was $4.8 million, an increase from the $2.5 million used during the comparable period last year. Cash used in operations during the three-month period ended March 31, 2001 was comprised of our $4.7 million net loss, a decrease due to a change in deferred revenue of $373,000, a decrease due to a $694,000 change in accounts receivable and a decrease of $762,000 due to a change in accounts payable and accrued liabilities mainly due to timing of payments to vendors related to our S-3 filing in January 2001 and microprocessor manufacturers. Cash used in operations was offset by noncash charges and credits of $1.7 million, including amortization of intangibles and deferred compensation of $1.3 million.

        Net cash provided by investing activities during the first three months of fiscal 2001 was $1.1 million, as opposed to the $16.4 million used during the same period last year. Net cash provided by investing during the period was made up of $2.4 million purchases of short-term investments offset by sales and maturities of $1.0 million, and $262,000 to purchase capital equipment and leasehold improvements on our corporate facilities and information technology infrastructure. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

        At March 31, 2000 our cash, cash equivalents and short-term investments totaled $49.0 million, a decrease of $2.4 million from $51.4 million at December 31, 1999.

        Net cash used in operating activities during the first three months of fiscal 2000 was $2.5 million. Cash used in operations during the period was comprised of our $3.6 million net loss, a decrease due to a change in deferred revenue of $587,000 attributable to revenue recognized under the Microsoft agreement, and a decrease due to a $300,000 change in prepaid expenses and other assets primarily the result of insurance premiums paid. Cash used in operations was offset by noncash charges of $1.6 million, including the $887,000 one-time charge for in-process research and development relating to the Immersion Canada acquisition and $672,000 of amortization of intangibles and deferred stock compensation, and a $606,000 increase in accrued liabilities.

        Net cash used in investing activities during the first three months of fiscal 2000 was $16.4 million which was made up of $15.5 million purchases of short-term investments, $292,000 to purchase capital equipment, and $581,000 related to the Immersion Canada acquisition.

        We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. Per our internal estimates we anticipate to be cashflow breakeven by the fourth quarter of fiscal 2001. We anticipate that capital expenditures for the full year ended December 31, 2001 will total approximately $1.5 million in connection with anticipated growth in operations, infrastructure and personnel. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may intend to raise additional capital there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.


RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted SFAS 133 effective January 1, 2001. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001, generally the Company does not utilize derivative financial instruments for any purposes or engage in any hedging activities.

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

        In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 ("FIN 44"). Among other things, FIN 44 clarifies the application of APB 25 to modifications to existing stock option awards and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on dates specified in the Interpretation.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Even if our touch-enabling technologies and our licensees' touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

WE HAD AN ACCUMULATED DEFICIT OF $42.4 MILLION AS OF MARCH 31, 2001, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        Since 1997, we have incurred losses in every fiscal quarter and we expect losses through at least 2001. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. Our expenses may increase in the foreseeable future as we:

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

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN OR OTHER FACTORS, WE ARE UNABLE TO PERSUADE MEDICAL INSTITUTIONS TO PROVIDE IN THEIR BUDGETS FOR PURCHASES OF THESE NEW MEDICAL SIMULATION DEVICES.

        Our medical simulation products, such as our AccuTouch Endoscopy Simulator and our AccuTouch Endovascular Simulator, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, there is often no allocation in the existing budgets of these training facilities for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing training facility personnel of the utility of the devices, persuade them to include a significant expenditure in their budgets. If these training facilities are unwilling to budget for simulation devices or reduce their budgets as a result of an economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate.

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

        The product development process for automobiles is very lengthy. We do not earn per unit royalty revenue on our automotive technologies unless, and until, automobiles featuring our technologies are shipped to customers, which can be several years after we enter into an agreement with an automobile manufacturer. During the entire product development process, we face the risk that an automobile manufacturer may delay the incorporation or choose not to incorporate our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive.

THE MARKET FOR OUR LIGHTSCRIBE-3D PRODUCT, AN OPTICALLY-BASED, THREE-DIMENSIONAL DIGITIZER, IS AT AN EARLY STAGE, AND OUR PRODUCT REVENUES MAY NOT GROW IF MARKET DEMAND DOES NOT DEVELOP.

        We recently introduced our LightScribe-3D product, which uses a video camera, hand-held laser stylus, and specialized image processing software to allow users to create three-dimensional images of objects. The LightScribe-3D is being marketed primarily for the creation of high-quality, fully-textured, three-dimensional models that can be displayed and manipulated on Web pages. The market for digitizers to facilitate the creation of such three-dimensional Web content is at an early stage and has been adversely affected by the economic downturn affecting Web-based retailers.

To date, demand for LightScribe-3D has been weaker than expected. If demand does not develop we may not be able to grow our product revenues.

THE INTEGRATION OF IMMERSION MEDICAL AND VIRTUAL TECHNOLOGIES MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

        In the third quarter of 2000, we completed the acquisition of Immersion Medical, a corporation with approximately 60 employees based in Gaithersburg, Maryland and Virtual Technologies, a corporation with approximately 15 employees based in Palo Alto, California. Immersion, Immersion Medical and Virtual Technologies have operated independently in the past. We recently announced our plan to move the employees of Virtual Technologies from Palo Alto to our headquarters in San Jose. This consolidation is expected to be completed in July 2001.

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

WE MIGHT BE UNABLE TO RETAIN OR RECRUIT NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

        Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. Moreover, uncertainties as to whether Immersion Medical and Virtual Technologies employees will remain with

Immersion Medical, Virtual Technologies, Immersion and/or the combined company during the integration process may affect the business operations of each company. A number of employees of these subsidiaries have departed since the acquisitions were completed. In addition, we may lose employees of Virtual Technologies as a result of the plan to move their office from Palo Alto to San Jose. It may not be possible to retain enough key employees of Immersion Medical and Virtual Technologies to operate our businesses effectively.

        We may hire additional sales, support, marketing and research and development personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. In addition, as part of an overall cost reduction program, we have announced an employee salary reduction plan that is scheduled to go into effect in June 2001. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

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

        A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the year ended December 31, 2000, 21% of our total revenues was royalty revenue and for the quarter ended March 31, 2001 28% of our total revenues was royalty revenue. However, we do not control or influence the manufacture, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, our revenues will not grow.

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

        -       fail to develop new technologies;

        -       our new technologies fail to gain market acceptance; or

        -       our current products become obsolete.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

        For the year ended December 31, 2000, we derived 9% of our total revenues and 41% of our royalty revenue from Logitech, and for the quarter ended March 31, 2001, we derived 12% of our total revenues and 42% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

        Intellectual property litigation, whether brought by us or by others, could result in the expenditure of significant financial resources and the diversion of management's time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, most of these claims have not led to any litigation. However, in June 2000, we filed an action for patent infringement against InterAct Accessories, Inc. The action, which was based on certain unlicensed gamepad and steering wheel products being marketed by InterAct, was settled in April 2001. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

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

FAILURE TO QUALIFY FOR POOLING-OF-INTERESTS ACCOUNTING TREATMENT WITH RESPECT TO OUR ACQUISITION OF IMMERSION MEDICAL MAY HARM OUR FUTURE OPERATING RESULTS.

        We have accounted for our acquisition of Immersion Medical as a pooling-of-interests business combination. Under the pooling-of-interests method of accounting, each of Immersion and Immersion Medical's historical recorded assets and liabilities have been carried forward to the combined company at their recorded amounts. In addition, the operating results of the combined company include Immersion's and Immersion Medical's operating results for all of fiscal 2000, and Immersion's and Immersion Medical's historical reported operating results for prior periods have been combined and restated as the operating results of the combined company.

        Events may occur that cause the Immersion Medical merger to no longer qualify for pooling-of-interests accounting treatment. In that case, we would be required to account for the acquisition under the purchase method of accounting. Under that method, we would record the estimated fair value of Immersion common stock issued in the merger as the cost of acquiring the business of Immersion Medical. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of Immersion common stock over the fair value of net assets acquired recorded as goodwill or other intangible assets. To the extent goodwill and other intangibles are recorded on Immersion's financial statements, Immersion would be required to take a non-cash charge to earnings every year for periods of up to 5 years until the full values of this goodwill and other intangibles have been fully amortized. The fair value of Immersion common stock issued in the merger is much greater than the historical net book value at which Immersion Medical carried its assets in its accounts. Therefore purchase accounting treatment would result in charges to operations of the combined company for several years compared to pooling-of-interests accounting treatment.

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

OUR STOCK MAY BE VOLATILE.

        The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of Immersion common stock by insiders or others; changes in securities analysts' recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated against that company.

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



                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In June 2000, the Company filed a complaint against InterAct Accessories, Inc. in the United States District Court for the Northern District of California (Case No. C-00-20663 JF). The complaint alleged that multiple InterAct products, including InterAct's Dual Impact, Dual Impact 2, Barracuda 2 and Stormchaser gamepads, and its V3FX, V3FX 2, Blue Thunder and Concept 4 steering wheels, infringe three of the Company's United States patents. On January 2, 2001, the Company filed a First Amended Complaint adding STD Manufacturing Limited, a Hong Kong manufacturer of computer peripheral devices and the manufacturer of the accused products, as a defendant in the action.

        The action was settled in April 2001. Pursuant to the terms of the settlement agreement, InterAct will take a license and pay royalties to the Company based on sales by InterAct of vibrotactile gamepads and steering wheel peripherals for dedicated gaming consoles such as the Sony PlayStation(R) and PlayStation(R) 2, the Nintendo 64, and the Microsoft(R) Xbox(TM). In addition, InterAct has paid the Company for past sales of such devices by InterAct. Finally, InterAct and Immersion will work together to develop new touch-enabled peripheral devices to be distributed by InterAct.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        The following exhibits are filed herewith:


Exhibit
Number                   Description
------                   -----------
None.


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


                             IMMERSION CORPORATION
                             Registrant




Date:  May 14, 2001          /s/ ROBERT O'MALLEY
                             -----------------------------------------
                                    Robert O'Malley
                             President and Chief Executive Officer




Date:  May 14, 2001          /s/ VICTOR VIEGAS
                             -----------------------------------------
                                    Victor Viegas
                             Vice President, Finance and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                Description
------                -----------
None.



-------------