Form 10-Q
period 2001-06-30
IMMERSION CORP
filed 2001-08-14
CIK 1058811

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27969

IMMERSION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3180138

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Fox Lane, San Jose, California	95131

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:   (408) 467-1900

Former Name, Former Address and Former Fiscal Year, if changed since last report: n/a

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [   ]

     Number of shares of Common Stock outstanding at August 7, 2001: 18,720,548.

IMMERSION CORPORATION

INDEX

			Page
PART I
FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2001 and December 31, 2000	3

		Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2001 and 2000	4

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2001 and 2000	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26

PART II
OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	27

	Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES			28

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000 (1)

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$17,772	$23,474

Short-term investments	—	2,360

Accounts receivable, (net of allowances for doubtful accounts of:

2001, $353; 2000, $227)	4,367	3,675

Inventories	1,891	1,709

Prepaid expenses and other current assets	839	1,306

Total current assets	24,869	32,524

Property and equipment, net	3,465	3,606

Purchased intangibles and other assets, net	13,208	14,864

Other investments	6,500	6,500

Total assets	$48,042	$57,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,049	$1,720

Accrued compensation	1,017	1,042

Other current liabilities	1,837	2,077

Current portion of long-term debt	105	100

Current portion of capital lease obligation	21	20

Total current liabilities	4,029	4,959

Long-term debt, less current portion	4,160	3,835

Capital lease obligation, less current portion	58	68

Warrant liability	150	289

Total liabilities	8,397	9,151

Stockholders’ equity:

Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 18,653,230 and 18,476,061 respectively	88,897	89,334

Warrants	1,990	1,990

Deferred stock compensation	(3,743)	(5,255)

Accumulated other comprehensive income (loss)	(10)	40

Note receivable from stockholder	—	(17)

Accumulated deficit	(47,489)	(37,749)

Total stockholders’ equity	39,645	48,343

Total liabilities and stockholders’ equity	$48,042	$57,494

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)  The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Royalty revenue	$633	$975	$2,122	$1,850

Product sales	2,739	1,275	5,746	3,026

Development contracts and other	864	710	1,729	1,372

Total revenues	4,236	2,960	9,597	6,248

Costs and expenses:

Cost of product sales	1,596	821	3,380	1,657

Sales and marketing	2,568	2,910	5,626	4,798

Research and development	2,076	1,685	4,129	3,095

General and administrative	1,741	1,730	3,801	3,446

Amortization of intangibles and deferred stock compensation *	1,400	1,161	2,652	1,870

Acquisition related and other charges	100	—	125	887

Total costs and expenses	9,481	8,307	19,713	15,753

Operating loss	(5,245)	(5,347)	(10,116)	(9,505)

Interest and other income	385	698	783	1,460

Interest and other expense	(220)	(217)	(407)	(393)

Net loss	(5,080)	(4,866)	(9,740)	(8,438)

Basic and diluted net loss per share	$(0.27)	$(0.28)	$(0.53)	$(0.49)

Shares used in calculating basic and diluted net loss per share	18,611	17,533	18,530	17,283

* Amortization of intangibles and deferred stock compensation

Amortization of intangibles	$941	$647	$1,907	$1,055

Deferred stock compensation — sales and marketing	12	31	3	53

Deferred stock compensation — research and development	349	370	564	565

Deferred stock compensation — general and administrative	98	113	178	197

Total	$1,400	$1,161	$2,652	$1,870

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(9,740)	$(8,438)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	611	214

Amortization of intangibles	1,907	911

Amortization of deferred stock compensation	745	740

Amortization of discounts on notes payable	226	37

Fair value adjustment for warrant liability	(139)	—

In-process research and development	—	887

Loss on disposal of equipment	7	—

Stock and options issued for consulting services and other	—	10

Non-cash interest expense	154	54

Changes in operating assets and liabilities:

Accounts receivable	(693)	(679)

Inventories	(182)	(217)

Prepaid expenses and other assets	215	(624)

Accounts payable	(733)	(94)

Accrued liabilities	(250)	823

Deferred revenue and customer advances	(7)	(919)

Net cash used in operating activities	(7,879)	(7,295)

Cash flows from investing activities:

Purchases of short-term investments	(1,020)	(18,269)

Sales and maturities of short-term investments	3,381	8,124

Purchases of property and equipment	(478)	(1,962)

Acquisitions, net of cash acquired	—	(581)

Other assets and investments	—	(6,500)

Net cash provided by (used in) investing activities	1,883	(19,188)

Cash flows from financing activities:

Issuance of common stock	185	—

Exercise of stock options	145	369

Exercise of warrants	—	37

Payments on notes payable and capital leases	(58)	(1)

Proceeds from shareholder note	17	—

Net cash provided by financing activities	289	405

Effect of exchange rates on cash and cash equivalents	5	30

Net decrease in cash and cash equivalents	(5,702)	(26,048)

Adjustment for change in Immersion Medical’s fiscal year-end	—	2,385

Cash and cash equivalents:

Beginning of the period	23,474	46,606

End of the period	$17,772	$22,943

Supplemental disclosure of cash flow information:

Cash paid for taxes	$4	$1

Cash paid for interest	$52	$16

Supplemental disclosure of noncash investing and financing activities:

Change in net unrealized gains (losses) from short-term investments	$1	$(41)

Issuance of equity instruments for acquisition	$—	$5,513

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements reflect all the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the interim periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2000 Annual Report on Form 10-K.

     The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Recent Accounting Pronouncements — Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted SFAS 133 effective January 1, 2001. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001. Generally the Company does not utilize derivative financial instruments for any purposes or engage in any hedging activities.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. As of the date of adoption of SFAS 142, the Company expects to have unamortized goodwill with an expected net carrying value of $3.7 million. Amortization expense related to goodwill was $705,000 and $950,000 during the six months ended June 30, 2001 and the year ended December 31, 2000 respectively. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

     Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or stockholders’ equity.

2.   PURCHASED INTANGIBLES AND OTHER ASSETS, NET

	June 30,	December 31,
	2001	2000

	(In thousands)
Purchased patents and technology, net	$4,535	$4,645

Goodwill and other intangibles, net	8,590	10,136

Other assets	83	83

Total	$13,208	$14,864

3.   INVENTORIES

	June 30,	December 31,
	2001	2000

	(In thousands)
Raw materials and subassemblies	$1,064	$1,287

Work in process	259	168

Finished goods	568	254

Total	$1,891	$1,709

4.   PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2001	2000

	(In thousands)
Computer equipment and purchased software	$1,951	$1,788

Machinery and equipment	1,755	1,601

Furniture and fixtures	1,421	1,314

Leasehold improvements	708	701

Total	5,835	5,404

Less accumulated depreciation	(2,370)	(1,798)

Property and equipment, net	$3,465	$3,606

5.   NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net loss	$(5,080)	$(4,866)	$(9,740)	$(8,438)

Denominator:

Weighted average common shares outstanding	18,611	17,622	18,561	17,372

Weighted average common shares held in escrow	—	(89)	(31)	(89)

Shares used in computation, basic and diluted	18,611	17,533	18,530	17,283

Net loss per share, basic and diluted	$(0.27)	$(0.28)	$(0.53)	$(0.49)

6.   COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands)
Net loss	$(5,080)	$(4,866)	$(9,740)	$(8,438)

Foreign currency translation adjustment	(48)	10	(50)	10

Change in net unrealized gains (losses) on short-term investments	—	10	1	(41)

Total comprehensive loss	$(5,128)	$(4,846)	$(9,789)	$(8,469)

7.   SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one business segment, which is the design, development, production, marketing and licensing of products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company’s acquisitions during 2000 expanded its technology and product offerings and markets. The Company operates primarily in the United States and in Canada where it operates through its wholly-owned subsidiary, Immersion Canada. The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer.

REVENUE BY REGION

Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

North America	68%	64%	72%	71%

Europe	14%	23%	13%	18%

Far East	17%	12%	15%	10%

Rest of the world	1%	1%	—	1%

Total	100%	100%	100%	100%

     The Company derived 65% and 62% of its total revenues from the United States for the three months ended June 30, 2001 and 2000 respectively. The Company derived 68% and 70% of its total revenues from the United States for the six months ended June 30, 2001 and 2000 respectively. Revenues from other countries during the periods presented represented less than 10% individually.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s total revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Customer A	10%	*	11%	*

Customer B	*	20%	*	19%

Customer C	*	10%	*	*

Total	10%	30%	11%	19%

* Revenue derived from customer represented less than 10% for the period.

     As of June 30, 2000, customer C accounted for 13% of the Company’s trade receivables. No other customer accounted for more than 10% of the Company’s trade receivable for the periods presented.

     The majority or our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at June 30, 2001 and December 31, 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. These forward-looking statements include but are not limited to the Company’s plans regarding increasing royalty revenue, royalty-bearing cursor control products, stimulating demand for touch-enabled products, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described below in “Factors that May Affect Future Results,” these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     We develop hardware and software technologies that enable users to interact with computers using their sense of touch. We focus on four application areas-computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks and steering wheels targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the controls of certain of its upcoming vehicles.

     For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train professionals in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions and endoscopy. We also sell three-dimensional capture and interaction products. These consist primarily of our line of computer digitizing products, including the MicroScribe-3D and the LightScribe-3D, and specialized whole-hand sensing gloves, such as the CyberGlove, CyberGrasp and CyberForce, that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

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

     The results of operations for the six months ended June 30, 2001 include our wholly-owned subsidiary, Immersion Canada, which was acquired on March 9, 2000 and our wholly-owned subsidiary, VTI, which was acquired on August 31, 2000. The transactions were accounted for under the purchase method. Accordingly only those revenues and expenses of Immersion Canada incurred after the date of acquisition were included in the condensed consolidated statement of operations for the six months ended June 30, 2000 and none of the revenues and expenses of VTI were included in those financial statements.

     Our revenues include royalties and fees from licensing our technology, revenues from product sales and revenues from development projects. On sales by our licensees’ of consumer computer peripheral devices, such as touch-enabled mice and joysticks, we receive a per unit royalty that is a percentage of the unit’s wholesale selling price. We also receive fees from licensing our touch-enabling technologies for automotive controls, and expect to receive additional per unit royalty revenue from sales of automobiles that include touch-enabled controls incorporating our technology. We receive product revenue from sales of a number of products, including medical simulation hardware devices and software modules used in conjunction with such devices; three-dimensional digitizing products, such as the MicroScribe-3D; hardware and software for our whole-hand sensing gloves, such as the CyberGlove; and Immersion Processors, which are designed for use by our licensees in their touch-enabled computer peripheral devices. Development projects generally involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables or consulting services.

     We recognize revenues in accordance with applicable accounting standards including American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment. We recognize fixed-fee contract revenue under the cost-to-cost percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. We recognize allowable fees under cost-reimbursement contracts as costs are incurred. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. We recognize royalty revenue based on royalty reports or related information received from the licensee.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
AND 2000 ARE AS FOLLOWS:

	June 30,

	2001	2000	Change

	($ In thousands)
REVENUES

Three months ended:

Royalty revenue	$633	$975	(35)%

Product sales	2,739	1,275	115%

Development contracts and other	864	710	22%

Total Revenue	$4,236	$2,960	43%

Six months ended:

Royalty revenue	$2,122	$1,850	15%

Product sales	5,746	3,026	90%

Development contracts and other	1,729	1,372	26%

Total Revenue	$9,597	$6,248	54%

     Total Revenue.  Our total revenue for the second quarter of fiscal 2001 increased by $1.3 million or 43% from the second quarter of fiscal 2000. Royalty revenue for the three-month period ended June 30, 2001 decreased to $633,000 from $975,000 for the three-month period ended June 30, 2000, a 35% decrease. Royalty revenue is comprised of royalties earned on sales by our licensees for touch-enabled products and license fees charged for our intellectual property portfolio. The three-month period ended June 30, 2000 included $588,000 of amortization of royalties paid under an agreement with Microsoft where revenue was recognized from mid July-1999 through mid-July 2000. Excluding the lump sum royalty fee for the amortization of non-recurring Microsoft royalty revenue from the three-month period ended June 30, 2000, recurring royalty revenue in the second quarter of 2001 increased by $246,000 or 64% as compared to $387,000 in the second quarter of 2000. This increase is mainly due to an increased number of product offerings by our licensees that generate per unit royalties as well as royalties from new licensees. Product sales for the three-month period ended June 30, 2001 increased by 115% to $2.7 million from $1.3 million for the same period ended June 30, 2000. The increase in product sales was due primarily to an increase of $192,000 for custom location-based entertainment products, an increase of $560,000 related to 3D products and an increase of $797,000 related to medical products compared with the three-month period ended June 30, 2000. Products sold by our 3D group include the MicroScribe and LightScribe as well as products such as the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality applications sold by our wholly-owned subsidiary VTI. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements do not include revenues of VTI prior to August 2000. Sales of computer-based medical simulators and software training modules increased due to new product introductions and increased sales and marketing efforts during the current period versus the prior period. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during the second quarter of fiscal 2001 from an increase in related development activity on commercial contracts and securing new development contracts.

     Our total revenue for the first six months of fiscal 2001 increased by $3.3 million or 54% from the first six months of fiscal 2000. All revenue categories experienced growth during the first six months of fiscal 2001 with the largest increase in product sales of $2.7 million or 90%. The increase in royalty revenue of $272,000 or 15% is mainly attributable to an increased number of licensees and product offerings by those licensees during the first six months of fiscal 2001 versus the first six months of fiscal 2000. The first six months of fiscal 2001 included a lump-sum royalty payment of $750,000 on past due royalties from one licensee and the first six months of fiscal 2000 included $1.2 million of royalties recognized under the Microsoft agreement. Excluding the lump-sum fees, royalty revenue for the six-month period ended June 30, 2001 increased by 103% versus the six-month period ended June 30, 2000. The increase in product sales for the six-month period ended June 30, 2001 of $2.7 million is mainly attributable to the increased sales of our 3D products of $1.1 million, an increase in medical product sales of $1.2 million and an increase in microprocessors sold of $215,000. As noted above, the increase in 3D product sales is mostly due to the August 2000 acquisition of VTI which was accounted for as a purchase and accordingly our financial statements do not include revenues of VTI prior to August 2000. MicroScribe sales during the six-month period ended June 30, 2001 remained relatively flat to the six-month period ended June 30, 2000 volume. The significant increase in medical product sales is due to increased hardware and software platform offerings and an increased focus on product sales. The increase in development contract and other revenue of $357,000 for the first six months of fiscal 2001 compared to the first six months of fiscal 2000 is due to an increase in related development activity on commercial contracts and new automotive and medical contracts.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of fiscal 2001, revenue generated in North America, Europe, and Far East represented 68%, 14%, and 17%, respectively, compared to 64%, 23%, and 12%, respectively for the second quarter of fiscal 2000. The shift in revenues among regions is mainly due to an increase in sales of medical products to customers in the United States, an increase in sales of 3D products to resellers in the Far East and a decrease in licensing and development contract efforts for customers in Europe in the second quarter of fiscal 2001 versus the second quarter of fiscal 2000.

     In the first six months of fiscal 2001, revenue generated in North America, Europe, and Far East represented 72%, 13%, and 15% respectively compared to 71%, 18%, and 10% respectively, for the first six months of fiscal 2000. The shift in revenues among regions is primarily due to an increase in 3D products and microprocessor sales to customers in the Far East and a decrease in licensing and development contract efforts for customers in Europe

	June 30,

	2001	2000	Change

	($ In thousands)
COST OF PRODUCT SALES

Three months ended:

Cost of product sales	$1,596	$821	94%

% of total product revenue	58%	64%

Six months ended:

Cost of product sales	$3,380	$1,657	104%

% of total product revenue	59%	55%

     Cost of Product Sales.  Cost of product sales increased by $775,000 or 94% for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, but decreased as a percentage of total product revenue from 64% to 58%. The increase in cost of product sales is primarily due to the 115% increase in product sales for the period. The decrease in cost of product sales as a percentage of total product sales is primarily attributable to a favorable shift in product mix resulting from increased sales of higher margin products. The higher margin products include our 3D glove products and medical products which have lower cost of product sales than our other products. Increased overhead costs, inventory reserves, and royalties also contributed to the increase in cost of product sales during the second quarter of fiscal 2001 versus the second quarter of fiscal 2000. Overhead costs increased by $70,000 due to increased facility costs over the same period last year, inventory reserves increased by $98,000 due to lower than anticipated sales of our LightScribe product, and royalties increased by $94,000 due to an increase in products sold for which we pay a per unit or percentage based royalty, for the three months ended June 30, 2001 versus the three months ended June 30, 2000.

     Cost of product sales increased by $1.7 million or 104% for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, and increased as a percentage of total product sales from 55% to 59%. The increases are due to a combination of increased sales, increased overhead costs and other costs. Product sales increased by 90% for the six months ended June 30, 2001 versus the six months ended June 30, 2000. The increase in overhead costs contributed $153,000 to the overall increase, increased inventory reserves of $203,000 and increased royalties of $234,000 also contributed to the increase of cost of product sales for the six-month period ended June 30, 2001 versus the six-month period ended June 30, 2000.

	June 30,

	2001	2000	Change

	($ In thousands)
OPERATING EXPENSES AND OTHER

Three months ended:

Sales and marketing	$2,568	$2,910	(12)%

% of total revenue	61%	98%

Research and development	$2,076	$1,685	23%

% of total revenue	49%	57%

General and administrative	$1,741	$1,730	1%

% of total revenue	41%	58%

Amortization of intangibles and deferred stock compensation	$1,400	$1,161	21%

% of total revenue	33%	39%

Acquisition related and other charges	$100	—	nm

% of total revenue	2%	0%

Six months ended:

Sales and marketing	$5,626	$4,798	17%

% of total revenue	59%	77%

Research and development	$4,129	$3,095	33%

% of total revenue	43%	50%

General and administrative	$3,801	$3,446	10%

% of total revenue	40%	55%

Amortization of intangibles and deferred stock compensation	$2,652	$1,870	42%

% of total revenue	28%	30%

Acquisition related and other charges	$125	887	(86)%

% of total revenue	1%	14%

     Sales and Marketing.  Sales and marketing expenses decreased by $342,000 or 12% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The decrease was mainly due to reduced expenses of $975,000 related to corporate identity, advertising, collateral design and production and market development funds offset by increased headcount and related compensation, benefits, and overhead costs of $433,000 during the second quarter of fiscal 2001 over the same period during 2000. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and target expenses on products rather than the establishment of corporate identity and branding.

     Sales and marketing expenses increased by $828,000 or 17% in the first six months of fiscal 2001 compared to the same period last year. The increase was mainly due to increased headcount and related compensation, benefits, and overhead costs of $1.1 million, increased travel expenses of $117,000, and an increase in expenses related to reserving for potential bad debts of $128,000 for the six-month period ended June 30, 2001 versus the six-month period ended June 30, 2000. Expenses related to corporate identity, advertising, collateral design and production and market development funds decreased by $634,000 for the first six months of fiscal 2001 versus the first six months of fiscal 2000.

     Research and Development.  Research and development expenses increased by $391,000 or 23% in the second quarter of fiscal 2001 compared to the same period last year. The increase is primarily due to increased headcount and related compensation, benefits, and overhead costs of $400,000.

     Research and development expenses increased by $1.0 million or 33% in the first six months of fiscal 2001 compared to the same period last year. The increase is due to increased headcount and related compensation, benefits, and overhead costs of $1.0 million. We believe that continued investment in our research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

     General and Administrative.  General and administrative expenses increased by $11,000 or 1% in the second quarter of fiscal 2001 compared to the same period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $456,000 offset by a decrease in recruiting expenses and legal fees of $311,000, a decrease in office expenses of $62,000 and a decrease in travel expenses of $73,000.

     General and administrative expenses increased by $355,000 or 10% in the first six months of fiscal 2001 compared to the same period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $1.2 million offset by decreased recruiting and legal fees of $485,000, decreased travel expenses of $144,000, and decreased public company expenses of $130,000 related to incorporation fees, our annual shareholder meeting, and our annual report.

     Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation grew by $239,000 or 21% in the second quarter of fiscal 2001 compared to the same period last year. The increase in amortization of intangibles of $294,000 is mainly comprised of an increase of $416,000 representing the amortization of goodwill and other purchased intangibles related to the acquisition of VTI in August 2000, offset by decreased amortization of the Cybernet consulting agreement of $145,000. Deferred stock compensation amortization decreased by $55,000 mainly due to expiration of vesting periods and reversal of deferred stock compensation on terminated employees.

     Amortization of intangibles and deferred stock compensation grew by $782,000 or 42% in the first six months of fiscal 2001 compared to the same period last year. The increase in amortization of intangibles of $852,000 is mainly comprised of an increase of $238,000 for the amortization of goodwill and other purchased intangibles related to the acquisition of Immersion Canada in March 2000, an increase of $831,000 representing the amortization of goodwill and other purchased intangibles related to the acquisition of VTI in August 2000, offset by decreased amortization of the Cybernet consulting agreement of $241,000. Deferred stock compensation decreased by $70,000 during the first six months of fiscal 2001 compared to the same period last year. During the quarter ended March 31, 2001 the Company reversed $201,000 of deferred stock compensation expense related to options repriced in January 2000. The future compensation expense related to the vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced options are exercised, forfeited, or expire. Excluding the reversal noted above, deferred stock compensation amortization increased by $131,000 mainly due to an increase in amortization related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Immersion Canada’s unvested options at the time of acquisition.

     Acquisition Related and Other Charges.  Acquisition related and other charges increased by $100,000 in the second quarter of fiscal 2001 compared to the same period last year. During the three months ended June 30, 2001 we incurred a non-recurring charge of $100,000 for severance related to a reduction in workforce during May 2001.

     During the six months ended June 30, 2001 we incurred $125,000 of acquisition related and other charges compared to $887,000 for the six months ended June 30, 2000. The $887,000 for the six months ended June 30, 2000 represents in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada.

     Interest and Other Income.  Interest and other income consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $313,000 in the second quarter of fiscal 2001 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments due to lower interest rates.

     Interest and other income declined by $677,000 in the first six months of fiscal 2001 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense.  Interest and other expense consists primarily of interest expense on the Company’s secured convertible promissory note and other notes payable. Interest and other expense increased by $14,000 in the first six months of fiscal 2001 compared to the same period last year. The increase during the six months ended June 30, 2001 is due to the $500,000 increase in the secured notes payable due to Medtronic in March 2000 and a new secured note payable in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity.

     At June 30, 2001 our cash, cash equivalents and short-term investments totaled $17.8 million, down $8.0 million from $25.8 million at December 31, 2000.

     Net cash used in operating activities during the first six months of fiscal 2001 was $7.9 million, an increase of $584,000 from the $7.3 million used during the comparable period last year. Cash used in operations during the six-month period ended June 30, 2001 was comprised of our $9.7 million net loss, a decrease due to a $693,000 change in accounts receivable and a decrease of $983,000 due to a change in accounts payable and accrued liabilities mainly due to timing of payments to vendors and reduced operating expenditures. Cash used in operations was offset by noncash charges and credits of $3.5 million, including amortization of intangibles and deferred stock compensation of $2.7 million.

     Net cash provided by investing activities during the first six months of fiscal 2001 was $1.9 million, as opposed to the $19.2 million used during the same period last year. Net cash provided by investing during the period was made up of $3.4 million of sales and maturities of short-term investments offset by purchases of $1.0 million, and $478,000 used to purchase property and equipment for our corporate facilities and information technology infrastructure. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     At June 30, 2000 our cash, cash equivalents and short-term investments totaled $37.8 million, a decrease of $13.6 million from $51.4 million at December 31, 1999. Excluding short-term investments our cash and cash equivalents totaled $22.9 million, down $23.7 million from $46.6 million at December 31, 1999.

     Net cash used in operating activities during the first six months of fiscal 2000 was $7.3 million. Cash used in operations during the period was comprised of our $8.4 million net loss, a decrease due to a change in deferred revenue of $919,000 mainly attributable to revenue recognized under the Microsoft agreement, a decrease due to a $679,000 change in accounts receivables, and a decrease due to a $624,000 change in prepaid expenses and other assets primarily the result of insurance premiums paid and capitalization of internal patent costs. Cash used in operations was offset by noncash charges of $2.9 million, including the $887,000 one-time charge for in-process research and development relating to the Immersion Canada acquisition and $1.7 million of amortization of intangibles and deferred stock compensation, and a $823,000 increase in accrued liabilities.

     Net cash used in investing activities during the first six months of fiscal 2000 was $19.2 million which was made up of $18.3 million purchases of short-term investments offset by sales and maturities of $8.1 million, $6.5 million purchases of equity investments in privately-held companies, $2.0 million used to purchase property and equipment, and $581,000 related to the Immersion Canada acquisition.

     We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We anticipate that capital expenditures for the full year ended December 31, 2001 will total approximately $1.5 million in connection with anticipated growth in operations, infrastructure and personnel. If the Company acquires one or more businesses or products, the Company’s capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company’s capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may need to raise additional capital there is no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted SFAS 133 effective January 1, 2001. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001. Generally the Company does not utilize derivative financial instruments for any purposes or engage in any hedging activities.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. As of the date of adoption of SFAS 142, the Company expects to have unamortized goodwill with an expected net carrying value of $3.7 million. Amortization expense related to goodwill was $705,000 and $950,000 during the six months ended June 30, 2001 and the year ended December 31, 2000 respectively. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE MARKET FOR TOUCH-ENABLING TECHNOLOGIES AND TOUCH-ENABLED PRODUCTS IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

     The market for our touch-enabling technologies and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers;

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy, and sigmoidoscopy;

•	touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles, such as Sony’s PlayStation® 2;

•	touch-enabled automotive interfaces; and

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product.

Even if our touch-enabling technologies and our licensees’ touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and costly marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

WE HAD AN ACCUMULATED DEFICIT OF $47.5 MILLION AS OF JUNE 30, 2001, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since 1997, we have incurred losses in every fiscal quarter and we expect losses through at least 2001. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. Our expenses may increase in the foreseeable future as we:

•	attempt to expand the market for touch-enabled products;

•	increase our sales efforts;

•	incur additional expenses related to the operation of businesses we have acquired or may acquire in the future;

•	continue to develop our technologies;

•	pursue strategic relationships; and

•	protect and enforce our intellectual property.

     If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

THE RECENT SLOWDOWN IN PERSONAL COMPUTER SALES MAY LEAD TO A REDUCTION IN SALES OF OUR LICENSEES’ TOUCH-ENABLED PERIPHERAL PRODUCTS, SUCH AS TOUCH-ENABLED MICE AND JOYSTICKS, WHICH MAY ADVERSELY AFFECT OUR ROYALTY REVENUE.

     In the past several months, large personal computer manufacturers have announced slower than anticipated sales of personal computers. This slowdown in personal computer sales may adversely affect sales of our licensees’ royalty-bearing, touch-enabled peripheral products, such as touch-enabled mice and joysticks, that are used with personal computers. The slowdown affecting personal computer manufacturers may also make it more difficult to persuade such manufacturers to incorporate more costly touch-enabled mouse products into their product lines. The impact of this downturn on our royalty revenue may be more pronounced if a significant cause of this trend is a reduction in the amount that individuals and companies have budgeted and spend for personal computer-related devices, such as touch-enabled mice, rather than saturation of the market for personal computers generally.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN OR OTHER FACTORS, WE ARE UNABLE TO PERSUADE MEDICAL INSTITUTIONS TO BUDGET FOR PURCHASES OF THESE NEW MEDICAL SIMULATION DEVICES.

     Our medical simulation products, such as our AccuTouch Endoscopy Simulator and our AccuTouch Endovascular Simulator, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these training facilities do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing training facility personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these training facilities are unwilling to budget for simulation devices or reduce their budgets as a result of an economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate.

REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL CAPTURE AND INTERACTION PRODUCTS.

     We believe that the current economic downturn has led to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, that use our three-dimensional capture and interaction products. Sales of our three-dimensional capture and interaction products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe and LightScribe line of three-dimensional digitizers, may be adversely affected by these cuts in corporate research and development budgets.

AUTOMOBILES INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES ARE SUBJECT TO LENGTHY PRODUCT DEVELOPMENT PERIODS, MAKING IT DIFFICULT TO PREDICT WHEN AND WHETHER WE WILL RECEIVE PER UNIT AUTOMOTIVE ROYALTIES.

     The product development process for automobiles is very lengthy. We do not earn per unit royalty revenue on our automotive technologies unless, and until, automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive, if any.

SALES OF OUR LIGHTSCRIBE-3D PRODUCT, AN OPTICALLY-BASED, THREE-DIMENSIONAL DIGITIZER, HAVE NOT MET EXPECTATIONS, AND OUR PRODUCT REVENUES MAY NOT GROW IF MARKET DEMAND DOES NOT DEVELOP.

     We recently introduced our LightScribe-3D product, which uses a video camera, hand-held laser stylus, and specialized image processing software to allow users to create three-dimensional images of objects. The LightScribe-3D is being marketed primarily for the creation of high-quality, fully-textured, three-dimensional models that can be displayed and manipulated on Web pages. Sales of digitizers to facilitate the creation of such three-dimensional Web content have been lower than expected. We believe that the market for digitizers has been adversely affected by the demise of many Web-based retailers and the substantial decline in Web-based retail sales.

     To date, demand for LightScribe-3D has been weaker than expected. If demand does not develop we may not be able to grow our product revenues.

THE INTEGRATION OF IMMERSION MEDICAL AND VIRTUAL TECHNOLOGIES MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

     In the third quarter of 2000, we completed the acquisition of Immersion Medical, a corporation with approximately 60 employees based in Gaithersburg, Maryland and Virtual Technologies, a corporation with approximately 15 employees based in Palo Alto, California. Immersion, Immersion Medical and Virtual Technologies have operated independently in the past. In July 2001 we completed the move of the hardware employees of Virtual Technologies from Palo Alto to our headquarters in San Jose.

     The combination of these three businesses may be difficult. If we fail to integrate the businesses successfully, the operating results of the combined company could be adversely affected and the combined company may not achieve the benefits or operating efficiencies that we hope to obtain from the acquisitions. Moreover, we do not know whether the products, systems and personnel of the three companies will be fully compatible.

WE HAVE LIMITED EXPERIENCE MARKETING AND SELLING THE PRODUCTS OF OUR RECENTLY ACQUIRED SUBSIDIARIES, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

     Immersion has limited experience marketing and selling medical simulation or high-end simulation products either directly or through distributors. The success of our efforts to sell Immersion Medical’s medical simulation products and Virtual Technologies’ glove-based simulation products will depend upon our ability to establish a qualified sales force and establish relationships with distributors. Our current sales and marketing staff is very limited, and we must attract and retain qualified personnel to direct the sales and marketing of our simulation products. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products successfully. There is no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales or marketing network for our simulation products could have a material adverse effect on our product revenues.

WE MAY ENGAGE IN ACQUISITIONS THAT COULD DILUTE STOCKHOLDERS’ INTERESTS, DIVERT MANAGEMENT ATTENTION OR CAUSE INTEGRATION PROBLEMS.

     As part of our business strategy, we have in the past acquired, and may in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. If we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations; and

•	potential intellectual property infringement claims related to newly acquired product lines.

     Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business.

WE MIGHT BE UNABLE TO RETAIN OR RECRUIT NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

     Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. Moreover, uncertainties as to whether Immersion Medical and Virtual Technologies employees will remain with Immersion Medical, Virtual Technologies, Immersion and/or the combined company during the integration process may affect the business operations of each company. A number of employees of these subsidiaries have departed since the acquisitions were completed. In addition, we may lose employees of Virtual Technologies as a result of the plan to move their office from Palo Alto to San Jose. It may not be possible to retain enough key employees of Immersion Medical and Virtual Technologies to operate those businesses effectively.

     We may hire additional sales, support, marketing and research and development personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. In addition, as part of an overall cost reduction program, we implemented an employee salary reduction plan in June 2001. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS OPERATIONS, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     Since 1997, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations at least until the fourth quarter of 2001. If our operations do not result in positive cash flow, we may require additional financing for working capital to fund our operations. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets in fiscal 2000 and 2001 have adversely affected the ability to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is the licensing of our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the year ended December 31, 2000, 21% of our total revenues was royalty revenue and for the six months ended June 30, 2001 22% of our total revenues was royalty revenue. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

COMPETITION WITH OUR PRODUCTS AND OUR LICENSEES’ PRODUCTS MAY REDUCE OUR REVENUE.

     The markets in which we and our licensees’ compete are characterized by rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices and increasing foreign and domestic competition. We believe that competition in these markets will continue to be intense, and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

     We face competition from unlicensed products as well. Our licensees or other third parties may seek to develop products which they believe do not require a license under our intellectual property rights. Many of these potential competitors may have significantly greater financial, technical and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

IF WE ARE UNABLE TO ENTER INTO NEW LICENSING ARRANGEMENTS WITH OUR EXISTING LICENSEES AND WITH ADDITIONAL THIRD-PARTY MANUFACTURERS FOR OUR TOUCH-ENABLING TECHNOLOGIES, OUR ROYALTY REVENUE MAY NOT GROW.

     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology and to disclose to us proprietary product development and other strategies; and

•	difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products.

     A substantial majority of our royalty revenue has been derived from the licensing of our portfolio of touch-enabling technologies for personal computer gaming peripherals, such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is a substantially smaller market than either the mouse market or the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve royalty revenue growth.

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

     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technology could also require significant additional expenses and strain our management, financial and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:

•	we fail to develop new technologies;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     For the year ended December 31, 2000, we derived 9% of our total revenues and 41% of our royalty revenue from Logitech, and for the six-month period ended June 30, 2001, we derived 11% of our total revenues and 53% of our royalty revenue from Logitech and for the three-month period ended June 30, 2001, we derived 10% of our total revenues and 68% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.

     Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 98, Windows 2000 and Windows Me operating systems software, including DirectX, Microsoft’s entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could be increased and our revenues could decline.

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING; COULD RESULT IN THE IMPAIRMENT OR LOSS OF PORTIONS OF OUR INTELLECTUAL PROPERTY; AND COULD ADVERSELY AFFECT OUR BUSINESS.

     Intellectual property litigation, whether brought by us or by others against us, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. To date, only one of these claims has led to litigation, which was settled favorably to us. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

     We attempt to avoid infringing known proprietary rights of third parties. However, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees have received similar letters from these or other companies. Such letters may influence our licensees’ decisions whether to ship products incorporating our technologies. Although none of these matters has resulted in litigation to date, any of these notices, or additional notices that we could receive in the future from these or other companies, could lead to litigation.

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

     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. If we are not able to protect and enforce those rights, our ability to obtain future licenses and royalty revenue could be impaired. In addition, if a court were to limit the scope of, declare unenforceable or invalidate any of our patents, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our patents. Also it is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country in which our licensees do business.

     We also rely on licenses, confidentiality agreements and copyright, trademark and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks would be difficult, expensive and time-consuming, particularly overseas.

PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND, AND COULD EXPOSE US TO LOSS.

     Claims that our products or our licensees’ products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry, automotive and medical fields. If products that we or our licensees sell cause personal injury, financial loss or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend and distracting to management and could result in damages and injure our reputation or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations.

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

     From time to time we have made strategic investments in early-stage technology companies that are developing technologies that we believe could complement or enhance our own technologies. We have made these investments to provide funding for the development of these companies’ technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. One or more of these companies may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that any of the companies in which we have invested fails or does not achieve a level of success that permits us to realize the value of our investments, we could experience a complete or partial loss on some or all of the investments. If we experience a complete or partial loss on some or all of our investments, we will be forced to write off some or all of that investment, which would decrease our assets and increase our losses.

FAILURE TO QUALIFY FOR POOLING-OF-INTERESTS ACCOUNTING TREATMENT WITH RESPECT TO OUR ACQUISITION OF IMMERSION MEDICAL MAY HARM OUR FUTURE OPERATING RESULTS.

     We have accounted for our acquisition of Immersion Medical as a pooling-of-interests business combination. Under the pooling-of-interests method of accounting, each of Immersion and Immersion Medical’s historical recorded assets and liabilities have been carried forward to the combined company at their recorded amounts. In addition, the operating results of Immersion and Immersion Medical for prior periods have been combined and restated as the operating results of the combined company.

     Events may occur that cause the Immersion Medical merger to no longer qualify for pooling-of-interests accounting treatment. In that case, we would be required to account for the acquisition under the purchase method of accounting. Under that method, we would record the estimated fair value of Immersion common stock issued in the merger as the cost of acquiring the business of Immersion Medical. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of Immersion common stock over the fair value of net assets acquired recorded as goodwill or other intangible assets. Goodwill recorded under the purchase method would be amortized to earnings until December 31, 2001 when amortization would cease and instead the carrying value of goodwill would be evaluated for impairment on an annual basis. Other intangibles recorded on Immersion’s financial statements as a result of the application of the purchase method, would be amortized to earnings every year for periods of up to 5 years until the full values of these intangibles have been fully amortized. The fair value of Immersion common stock issued in the merger is much greater than the historical net book value at which Immersion Medical carried its assets in its accounts. Therefore purchase accounting treatment would result in charges to operations of the combined company for several years compared to pooling-of-interests accounting treatment.

OUR REPORTED RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

IF OUR SAN JOSE FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

     Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake or power outage. California has recently experienced problems with its power supply. As a result, we have experienced utility cost increases and may experience unexpected interruptions in our power supply that could have a material adverse effect on our sales, results of operations and financial condition. In addition, a substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. Any such loss at our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

ROBERT O’MALLEY, OUR CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT, RECENTLY JOINED US AND IF THERE ARE DIFFICULTIES WITH THIS LEADERSHIP TRANSITION IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.

     Robert O’Malley, our Chairman, Chief Executive Officer and President, joined us in October 2000. Our success will depend to a significant extent on Mr. O’Malley’s ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with our executive staff. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.

WE HAVE EXPERIENCED RAPID GROWTH AND CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THIS AND ANY FUTURE GROWTH COULD HARM OUR BUSINESS.

     In addition to the employees of Immersion Medical and Virtual Technologies that we are currently integrating, we have increased the number of our employees in our San Jose headquarters. Our business may be harmed if we do not integrate and train our new employees quickly and effectively. We also cannot be sure that our revenues will continue to grow at a rate sufficient to support the costs associated with an increasing number of employees. Any future periods of rapid growth may place significant strains on our managerial, financial, engineering and other resources. The rate of any future expansion, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING JOYSTICKS AND STEERING WHEELS IN THE GAMING MARKET MIGHT DECLINE IF MICROSOFT INCREASES MICROSOFT’S VOLUME OF SALES OF TOUCH-ENABLED JOYSTICKS AND STEERING WHEELS AT THE EXPENSE OF OUR OTHER LICENSEES.

     Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for Microsoft’s SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft’s sales of licensed products, the agreement provides for a payment of $2.35 million, which we recognized in equal monthly increments over a one-year period that ended in mid-July 2000. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. We derived 8% of our total revenues and 40% of our royalty revenues for the year ended December 31, 2000 from Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

WE DEPEND ON A SINGLE SUPPLIER TO PRODUCE OUR IMMERSION PROCESSORS AND A SINGLE SUPPLIER TO PRODUCE OUR MEDICAL SIMULATORS AND MAY LOSE CUSTOMERS IF THESE SUPPLIERS DO NOT MEET OUR REQUIREMENTS.

     We have one supplier of our custom Immersion Processors and one supplier for our custom medical simulators. The custom Immersion Processors improve the performance and help reduce the cost of computer peripheral products, such as joysticks and mice, incorporating our touch-enabling technologies. We have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Although our supplier warrants that microprocessors it supplies to us or to our customers will conform to our specifications and be free from defects in materials and workmanship for a period of one year from delivery, any delays in delivery of the processor, quality problems or cost increases could cause us to lose customers and could damage our relationships with our licensees.

     Our custom Immersion Medical simulators improve the performance and training of medical personnel. Any disruption in the manufacturing process from our sole supplier could adversely affect the Company’s ability to deliver our products, ensure quality workmanship and could result in a reduction of the Company’s product sales.

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

OUR RELATIONSHIP WITH MEDTRONIC, INC., A LEADING MEDICAL DEVICE COMPANY, MAY INTERFERE WITH OUR ABILITY TO ENTER INTO DEVELOPMENT AND LICENSING RELATIONSHIPS WITH MEDTRONIC’S COMPETITORS.

     In August 1999, we entered into an agreement with Medtronic, Inc., a leading medical device company, in which Medtronic was given a right of first offer for additional development agreements. Under the terms of the right of first offer, we must notify Medtronic if we receive a written offer, or if we are seeking to find a third party to enter into a development agreement to develop a simulation system within a field in which Medtronic is active. If Medtronic is interested in participating in a development agreement with respect to such new simulation system then for a period of thirty days we will negotiate exclusively with Medtronic. If an agreement is not reached within this period, we may enter into an agreement with a third party, provided that the terms of the agreement are more favorable to us than the offer presented by Medtronic. Although the right of first offer has not impeded our ability to interest other medical device companies in our technologies to date, our relationship with Medtronic may impede our ability to enter into development or license agreements with other large medical device companies that compete with Medtronic.

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

     These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of our expenses, including costs related to acquisitions of technologies or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees and their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate and retain qualified personnel; and

•	seasonality in the demand for our licensees’ products.

Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. In addition, because a high percentage of our operating expenses is fixed, a shortfall of revenues can cause significant variations in operating results from period to period.

OUR STOCK MAY BE VOLATILE.

     The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of

Immersion common stock by insiders or others; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company.

OUR EXECUTIVE OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS.

     Our current directors, officers and non-mutual fund stockholders holding more than 5% of our outstanding stock, as a group, beneficially own more than 34% of our outstanding common stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of the Company’s portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the Company’s debt obligations. The Company’s foreign operations are limited in scope and thus the Company is not materially exposed to foreign currency fluctuations.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2000, the Company filed a complaint against InterAct Accessories, Inc. in the United States District Court for the Northern District of California (Case No. C-00-20663 JF). The complaint alleged that multiple InterAct products, including InterAct’s Dual Impact, Dual Impact 2, Barracuda 2 and Stormchaser gamepads, and its V3FX, V3FX 2, Blue Thunder and Concept 4 steering wheels, infringe three of the Company’s United States patents. On January 2, 2001, the Company filed a First Amended Complaint adding STD Manufacturing Limited, a Hong Kong manufacturer of computer peripheral devices and the manufacturer of the accused products, as a defendant in the action.

     The action was settled in April 2001. Pursuant to the terms of the settlement agreement, InterAct will take a license and pay royalties to the Company based on sales by InterAct of vibrotactile gamepads and steering wheel peripherals for dedicated gaming consoles such as the Sony PlayStation® and PlayStation® 2, the Nintendo 64, and the Microsoft® Xbox™. In addition, InterAct has paid the Company for past sales of such devices by InterAct. Finally, InterAct and Immersion will work together to develop new touch-enabled peripheral devices to be distributed by InterAct.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 5, 2001, to consider and vote on the following proposals to: (i) elect one (1) member of the Board of Directors to serve for a three-year term as a Class II Director (Proposal 1); and (ii) to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001 (Proposal 2).

     Proposal 1. Jonathan Rubinstein, who was a director of the Company prior to the Annual Meeting, was elected as a Class II Director. Of the 15,915,250 shares voted at the Annual Meeting, 14,888,329 shares were voted for the election of Mr. Rubinstein and 1,026,921 shares were withheld.

     The terms of office of the following directors of the Company continued after the Annual Meeting: Robert O’Malley; Steven Blank; Louis Rosenberg and Charles Bosenberg.

     Proposal 2. The appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001 was approved, with 14,945,423 shares voted for, 18,287 shares voted against and 951,540 shares abstaining.

     The total number of shares eligible to vote as of the record date was 18,544,593.

ITEM 5. OTHER INFORMATION

     On June 7, 2001, Louis Rosenberg, Chairman and Founder of the Company resigned as Chairman and as a member of the Board of Directors. He will continue to serve the Company on a full time basis as Founder and Intellectual Property Specialist. In his new role, he will be responsible for management of the Company’s intellectual property portfolio. Robert O’Malley, President and Chief Executive Officer, was elected to the additional office of Chairman of the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

     None

(b)	Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION
Registrant

Date: August 14, 2001	/s/ Robert O’Malley

Robert O’Malley
Chairman, President and Chief Executive Officer

Date: August 14, 2001	/s/ Victor Viegas

Victor Viegas
Executive Vice President, Finance and Chief Financial Officer