Form 10-Q
period 2001-09-30
IMMERSION CORP
filed 2001-11-14
CIK 1058811

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Number of shares of Common Stock outstanding at November 7, 2001: 18,965,608.

IMMERSION CORPORATION

INDEX

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	27
PART II
OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES		29

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2001	2000 (1)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,424	$23,474
Short-term investments	—	2,360
Accounts receivable, (net of allowances for doubtful accounts of:
2001, $404; 2000, $227)	5,217	3,675
Inventories	2,020	1,709
Prepaid expenses and other current assets	680	1,306

Total current assets	21,341	32,524
Property and equipment, net	3,178	3,606
Purchased intangibles and other assets, net	12,842	14,864
Other investments	2,200	6,500

Total assets	$39,561	$57,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268	$1,720
Accrued compensation	975	1,042
Other current liabilities	1,570	2,077
Current portion of long-term debt	3,913	100
Current portion of capital lease obligation	21	20

Total current liabilities	7,747	4,959
Long-term debt, less current portion	521	3,835
Capital lease obligation, less current portion	52	68
Warrant liability	44	289

Total liabilities	8,364	9,151

Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 18,902,660 and 18,476,061 respectively	89,087	89,334
Warrants	1,990	1,990
Deferred stock compensation	(3,343)	(5,255)
Accumulated other comprehensive income (loss)	(10)	40
Note receivable from stockholder	—	(17)
Accumulated deficit	(56,527)	(37,749)

Total stockholders’ equity	31,197	48,343

Total liabilities and stockholders’ equity	$39,561	$57,494

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Royalty revenue	$1,263	$308	$3,385	$2,158
Product sales	2,327	2,145	8,073	5,171
Development contracts and other	881	1,351	2,610	2,723

Total revenues	4,471	3,804	14,068	10,052

Costs and expenses:
Cost of product sales	1,421	1,150	4,801	2,807
Sales and marketing	2,303	2,905	7,929	7,703
Research and development	1,791	1,871	5,920	4,966
General and administrative	2,116	2,435	5,917	5,881
Amortization of intangibles and deferred stock compensation (*)	1,301	1,590	3,953	3,460
Acquisition related and other charges	100	2,582	225	3,469

Total costs and expenses	9,032	12,533	28,745	28,286

Operating loss	(4,561)	(8,729)	(14,677)	(18,234)
Interest and other income	301	590	1,084	2,062
Interest and other expense	(4,778)	(210)	(5,185)	(615)

Net loss	$(9,038)	$(8,349)	$(18,778)	$(16,787)

Basic and diluted net loss per share	$(0.48)	$(0.46)	$(1.01)	$(0.96)

Shares used in calculating basic and diluted net loss per share	18,785	17,955	18,616	17,509

(*) Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$923	$778	$2,831	$1,834
Deferred stock compensation — sales and marketing	4	80	7	143
Deferred stock compensation — research and development	334	517	898	1,048
Deferred stock compensation — general and administrative	40	215	217	435

Total	$1,301	$1,590	$3,953	$3,460

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(18,778)	$(16,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	930	449
Amortization of intangibles	2,831	1,834
Amortization of deferred stock compensation	1,122	1,552
Amortization of discounts on notes payable	338	131
Fair value adjustment for warrant liability	(245)	—
In-process research and development	—	2,045
Loss on disposal of equipment	34	15
Loss on writedown of investments	4,539	—
Stock and options issued for consulting services and other	—	593
Non-cash interest expense	234	—
Changes in operating assets and liabilities:
Accounts receivable	(1,781)	(999)
Inventories	(311)	(290)
Prepaid expenses and other assets	(185)	(654)
Accounts payable	(487)	520
Accrued liabilities	(189)	1,696
Deferred revenue and customer advances	(372)	(826)

Net cash used in operating activities	(12,320)	(10,721)

Cash flows from investing activities:
Purchases of short-term investments	(1,020)	(21,780)
Sales and maturities of short-term investments	3,381	18,536
Purchases of property and equipment	(536)	(2,571)
Proceeds from sale of equipment	—	10
Acquisitions, net of cash acquired	—	(1,818)
Other investments	—	(6,500)

Net cash provided by (used in) investing activities	1,825	(14,123)

Cash flows from financing activities:
Issuance of common stock	295	266
Exercise of stock options	248	418
Exercise of warrants	—	73
Payments on notes payable and capital leases	(89)	(47)
Payment of shareholder note	17	—

Net cash provided by financing activities	471	710

Effect of exchange rates on cash and cash equivalents	(26)	—

Net decrease in cash and cash equivalents	(10,050)	(24,134)
Adjustment for change in Immersion Medical’s fiscal year-end	—	2,427
Cash and cash equivalents:
Beginning of the period	23,474	46,606

End of the period	$13,424	$24,899

Supplemental disclosure of cash flow information:
Cash paid for taxes	$4	$2

Cash paid for interest	$69	$59

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains (losses) from short-term investments	$1	$(23)

Issuance of equity instruments for acquisition	$—	$11,580

Assumption of stock options for acquisition	$—	$58

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the interim periods presented.

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

     The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. As of the date of adoption of SFAS 142, the Company expects to have unamortized goodwill with an expected net carrying value of $3.7 million. Amortization expense related to goodwill, which will cease upon the adoption of SFAS 142, was $1.1 million and $950,000 during the nine months ended September 30, 2001 and the year ended December 31, 2000 respectively. The Company is currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS 142.

     In October 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, we will adopt this new accounting standard on January 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial statements.

     Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or stockholders’ equity.

2. INVENTORIES

	September 30,	December 31,
	2001	2000

	(In thousands)
Raw materials and subassemblies	$1,126	$1,287
Work in process	170	168
Finished goods	724	254

Total	$2,020	$1,709

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2001	2000

	(In thousands)
Computer equipment and purchased software	$2,001	$1,788
Machinery and equipment	1,727	1,601
Furniture and fixtures	1,418	1,314
Leasehold improvements	699	701

Total	5,845	5,404
Less accumulated depreciation	(2,667)	(1,798)

Property and equipment, net	$3,178	$3,606

     4. PURCHASED INTANGIBLES AND OTHER ASSETS, NET

	September 30,	December 31,
	2001	2000

	(In thousands)
Purchased patents and technology, net	$4,522	$4,645
Goodwill, net	4,028	5,085
Other intangibles, net	3,789	5,051
Other assets	503	83

Total	$12,842	$14,864

5. OTHER INVESTMENTS

     Other investments are comprised of equity investments in privately-held companies accounted for under the cost method. The Company intends to hold its equity investments for the long term and monitors whether there have been other-than-temporary declines in value of these investments based on management’s estimates of their net realizable value taking into account the companies’ respective financial condition and ability to raise third-party financing. At September 30, 2001 the balance of other investments was $2.2 million, after a write down of $4.5 million during the quarter ended September 30, 2001.

6. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30.

	2001	2000	2001	2000

Numerator:
Net loss	$(9,038)	$(8,349)	$(18,778)	$(16,787)

Denominator:
Weighted average common shares outstanding	18,785	18,044	18,637	17,598
Weighted average common shares held in escrow	—	(89)	(21)	(89)

Shares used in computation, basic and diluted	18,785	17,955	18,616	17,509

Net loss per share, basic and diluted	$(0.48)	$(0.46)	$(1.01)	$(0.96)

7. COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

		(In thousands)
Net loss	$(9,038)	$(8,349)	$(18,778)	$(16,787)
Foreign currency translation adjustment	(1)	(10)	(51)	—
Change in net unrealized gains (losses) on short-term investments	—	18	1	(23)

Total comprehensive loss	$(9,039)	$(8,341)	$(18,828)	$(16,810)

8. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company designs, develops, produces, markets and licenses products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company’s acquisitions during 2000 expanded its technology and product offerings and markets. As a result, the Company has reevaluated its reporting structure. Previously the Company had only one operating and reportable segment but under the new structure the Company has two operating and reportable segments. A description of the types of products and services provided by each operating segment is as follows:

     Immersion Computing, Entertainment and Industrial develops and markets TouchSense and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

     The following tables display information about our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30.

	2001	2000	2001	2000

		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,334	$2,995	$10,316	$8,012
Immersion Medical	1,145	809	3,778	2,056
Intersegment eliminations	(8)	—	(26)	(16)

Total	$4,471	$3,804	$14,068	$10,052

Net Loss:
Immersion Computing, Entertainment and Industrial	$(7,325)	$(5,783)	$(14,376)	$(11,409)
Immersion Medical	(1,713)	(2,566)	(4,402)	(5,378)

Total	$(9,038)	$(8,349)	$(18,778)	$(16,787)

	September 30,	December 31,
	2001	2000

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$43,546	$59,718
Immersion Medical	3,482	1,921
Intersegment eliminations	(7,467)	(4,145)

Total	$39,561	$57,494

     The Company operates primarily in the United States and in Canada where it operates through its wholly-owned subsidiary, Immersion Canada. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources, to each of the segments.

REVENUE BY REGION

     Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

North America	71%	73%	71%	71%
Europe	10%	17%	12%	18%
Far East	17%	9%	16%	10%
Rest of the world	2%	1%	1%	1%

Total	100%	100%	100%	100%

     The Company derived 71% of its total revenues from the United States for both the three months ended September 30, 2001 and 2000. The Company derived 69% and 70% of its total revenues from the United States for the nine months ended September 30, 2001 and 2000 respectively. Revenues from other countries during the periods presented represented less than 10% individually.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s total revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Customer A	15%	*	12%	*
Customer B	*	22%	*	10%
Customer C	*	*	*	13%

Total	15%	22%	12%	23%

*	Revenue derived from customer represented less than 10% for the period.

     As of September 30, 2001, customer A accounted for 11% of the Company’s accounts receivables. As of September 30, 2000, customer B accounted for 13% of the Company’s accounts receivables. No other customer accounted for more than 10% of the Company’s accounts receivable for the periods presented.

     The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at September 30, 2001 and December 31, 2000.

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

OVERVIEW

     We develop hardware and software technologies that enable users to interact with computers using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial and Immersion Medical. We focus on four application areas: computing and entertainment; medical simulation; professional and industrial; and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, gamepads and steering wheels targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the controls of certain of its upcoming vehicles.

     For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train medical professionals in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions and endoscopy. We also sell three-dimensional capture and interaction products. These consist primarily of our line of computer digitizing products, including the MicroScribe-3D and the LightScribe-3D, and specialized whole-hand sensing gloves, such as the CyberGlove, CyberGrasp and CyberForce, that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

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

     The results of operations for the nine months ended September 30, 2001 and 2000 include our wholly-owned subsidiary, Immersion Canada, which was acquired on March 9, 2000 and our wholly-owned subsidiary, VTI, which was acquired on August 31, 2000. The transactions were accounted for under the purchase method. Accordingly only those revenues and expenses of Immersion Canada and VTI incurred after the date of the acquisitions were included in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 ARE AS FOLLOWS:

	September 30,		Change

	2001	2000

	($ In thousands)
REVENUES
Three months ended:
Royalty revenue	$1,263	$308	310%
Product sales	2,327	2,145	8%
Development contracts and other	881	1,351	(35)%

Total Revenue	$4,471	$3,804	18%

Nine months ended:
Royalty revenue	$3,385	$2,158	57%
Product sales	8,073	5,171	56%
Development contracts and other	2,610	2,723	(4)%

Total Revenue	$14,068	$10,052	40%

     Total Revenue. Our total revenue for the third quarter of fiscal 2001 increased by $667,000 or 18% from the third quarter of fiscal 2000. Royalty revenue for the three-month period ended September 30, 2001 increased to $1.3 million from $308,000 for the three-month period ended September 30, 2000, a 310% increase. Royalty revenue is comprised of royalties earned on sales by our licensees for touch-enabled products and license fees charged for our intellectual property portfolio. This increase is mainly due to an increased number of product offerings by our licensees that generate per unit royalties, most notably in the gaming console market, as well as royalties from new licensees. Product sales for the three-month period ended September 30, 2001 increased by 8% to $2.3 million from $2.1 million for the same period ended September 30, 2000. The increase in product sales was due primarily to an increase of $162,000 for custom location-based entertainment products and an increase of $144,000 for microprocessors offset by a decrease of $100,000 for our specialty mouse products compared with the three-month period ended September 30, 2000. Development contract and other revenue for the three-month period ended September 30, 2001 decreased to $881,000 from $1.4 million for the three-month period ended September 30, 2000, a 35% decrease. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts which decreased due to a decrease in related development activity on commercial contracts during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 which included development activity on the LightScribe 3D ™ products.

     Our total revenue for the first nine months of fiscal 2001 increased by $4.0 million or 40% from the first nine months of fiscal 2000. The increase in royalty revenue of $1.2 million or 57% is mainly attributable to an increased number of licensees and product offerings by those licensees during the first nine months of fiscal 2001 versus the first nine months of fiscal 2000. The first nine months of fiscal 2001 included a lump-sum royalty payment of $850,000 on past due royalties from two licensees and the first nine months of fiscal 2000 included $1.3 million of royalties recognized under the Microsoft agreement. Excluding the lump-sum fees, royalty revenue for the nine-month period ended September 30, 2001 increased by 192% versus the nine-month period ended September 30, 2000. The increase in product sales for the nine-month period ended September 30, 2001 of $2.9 million is mainly attributable to the increased sales of our 3D products of $1.2 million, an increase in medical product sales of $1.3 million and an increase in microprocessors sold of $360,000. Products sold by our 3D group include the MicroScribe and LightScribe as well as products such as the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality applications sold by our wholly-owned subsidiary VTI. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements do not include revenues of VTI prior to August 2000. MicroScribe sales during the nine-month period ended September 30, 2001 remained relatively flat to the nine-month period ended September 30, 2000 volume. The significant increase in medical product sales is due to increased hardware and software platform offerings and an increased focus on product sales. The decrease in development contract and other revenue of $113,000 for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000 is due to a decrease in related development activity on commercial contracts.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of fiscal 2001, revenue generated in North America, Europe, and Far East represented 71%, 10%, and 17%, respectively, compared to 73%, 17%, and 9%, respectively for the third quarter of fiscal 2000. The shift in revenues among regions is mainly due to a decrease in licensing and development contract efforts for customers in Europe offset by an increase in licensing and microprocessor sales to customers in the Far East in the third quarter of fiscal 2001 versus the third quarter of fiscal 2000.

     In the first nine months of fiscal 2001, revenue generated in North America, Europe, and Far East represented 71%, 12%, and 16% respectively compared to 71%, 18%, and 10% respectively, for the first nine months of fiscal 2000. The shift in revenues among regions is mainly due to a decrease in licensing and development contract efforts for customers in Europe offset by an increase in licensing and microprocessor sales to customers in the Far East in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000.

	September 30,		Change

	2001	2000

	($ In thousands)
COST OF PRODUCT SALES
Three months ended:
Cost of product sales	$1,421	$1,150	24%
% of total product revenue	61%	54%
Nine months ended:
Cost of product sales	$4,801	$2,807	71%
% of total product revenue	59%	54%

     Cost of Product Sales. Cost of product sales increased by $271,000 or 24% for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, and increased as a percentage of total product revenue to 61% from 54%. The increase in cost of product sales is due to increased product sales, shift in product mix, increased overhead costs and increased royalty costs. Product sales increased by 8% for the three months ended September 30, 2001 versus the three months ended September 30, 2000. Overhead costs increased by $59,000 due to increased facility costs over the same period last year and royalties increased by $124,000 due to an increase in products sold for which we pay a per unit or percentage based royalty, for the three months ended September 30, 2001 versus the three months ended September 30, 2000. The increase in cost of product sales as a percentage of total product sales is primarily attributable to an unfavorable shift in product mix resulting from increased sales of lower margin products such as our microprocessors.

     Cost of product sales increased by $2.0 million or 71% for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, and increased as a percentage of total product sales to 59% from 54%. The increases are due to a combination of increased sales, increased overhead costs and other costs. Product sales increased by 56% for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. The increase in overhead costs contributed $212,000 to the overall increase, increased inventory write downs of $239,000 mainly on our LightScribe 3D products and increased royalties of $337,000 contributed to the increase of cost of product sales for the nine-month period ended September 30, 2001 versus the nine-month period ended September 30, 2000.

	September 30,		Change

	2001	2000

	($ In thousands)
OPERATING EXPENSES AND OTHER
Three months ended:
Sales and marketing	$2,303	$2,905	(21)%
% of total revenue	52%	76%
Research and development	$1,791	$1,871	(4)%
% of total revenue	40%	49%
General and administrative	$2,116	$2,435	(13)%
% of total revenue	47%	64%
Amortization of intangibles and deferred stock compensation	$1,301	$1,590	(18)%
% of total revenue	29%	42%
Acquisition related and other charges	$100	2,582	(96)%
% of total revenue	2%	68%

Nine months ended:
Sales and marketing	$7,929	$7,703	3%
% of total revenue	56%	77%
Research and development	$5,920	$4,966	19%
% of total revenue	42%	49%
General and administrative	$5,917	$5,881	1%
% of total revenue	42%	59%
Amortization of intangibles and deferred stock compensation	$3,953	$3,460	14%
% of total revenue	28%	34%
Acquisition related and other charges	$225	3,469	(94)%
% of total revenue	2%	35%

     Sales and Marketing. Sales and marketing expenses decreased by $602,000 or 21% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The decrease was mainly due to reduced expenses of $707,000 related to corporate identity, advertising, collateral design and production and market development funds offset by increased headcount and related compensation, benefits, and overhead costs of $28,000 and an increase in expenses related to reserving for potential bad debts of $54,000 during the third quarter of fiscal 2001 over the same period during 2000. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and target expenses on products rather than the establishment of corporate identity and branding.

     Sales and marketing expenses increased by $226,000 or 3% in the first nine months of fiscal 2001 compared to the same period last year. The increase was mainly due to increased headcount and related compensation, benefits, and overhead costs of $1.1 million, increased travel expenses of $111,000, and an increase in expenses related to reserving for potential bad debts of $182,000 for the nine-month period ended September 30, 2001 versus the nine-month period ended September 30, 2000. Expenses related to corporate identity, advertising, collateral design and production and market development funds decreased by $1.3 million for the first nine months of fiscal 2001 versus the first nine months of fiscal 2000.

     Research and Development. Research and development expenses decreased by $80,000 or 4% in the third quarter of fiscal 2001 compared to the same period last year. The decrease is primarily due to decreased expenses related to consultants of $116,000 and decreased supplies and materials of $28,000 off set by increased headcount and related compensation, benefits, and overhead costs of $67,000.

     Research and development expenses increased by $1.0 million or 19% in the first nine months of fiscal 2001 compared to the same period last year. The increase is due to increased headcount and related compensation, benefits, and overhead costs of $1.1 million in part due to the August 2000 acquisition of VTI accounted for as a purchase and accordingly our financial statements do not include expenses of VTI prior to August 2000.We believe that continued investment in our research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods.

     General and Administrative. General and administrative expenses decreased by $319,000 or 13% in the third quarter of fiscal 2001 compared to the same period last year. The decrease is attributed to decreased headcount and related compensation, benefits, and overhead costs of $97,000, decreased office expenses of $128,000, decreased licensing and other fees of $88,000 and decreased expenses related to reserving for potential bad debts of $88,000 reclassed to Sales and Marketing expenses in 2001 offset by an increase in professional and legal fees of $122,000.

     General and administrative expenses increased by $36,000 or 1% in the first nine months of fiscal 2001 compared to the same period last year. The increase is attributed to increased headcount and related compensation, benefits, and overhead costs of $1.1 million offset by decreased recruiting and legal fees of $338,000, decreased travel expenses of $161,000, decreased office expenses of $156,000, decreased expenses related to reserving for potential bad debts of $88,000 reclassed to Sales and Marketing expenses in 2001 and decreased public company expenses of $168,000 related to incorporation fees, our annual shareholder meeting, and our annual report.

     Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation decreased by $289,000 or 18% in the third quarter of fiscal 2001 compared to the same period last year. The increase in amortization of intangibles of $145,000 is mainly comprised of an increase of $284,000 representing the amortization of goodwill and other purchased intangibles related to the acquisition of VTI in August 2000, offset by decreased amortization of an acquisition-related consulting agreement of $145,000. Deferred stock compensation amortization decreased by $434,000 mainly due to the $309,000 one-time deferred stock compensation charge in September 2000 related to the acceleration of options upon the consummation of the merger with Immersion Medical and expiration of vesting periods and reversal of deferred stock compensation on terminated employees.

     Amortization of intangibles and deferred stock compensation grew by $493,000 or 14% in the first nine months of fiscal 2001 compared to the same period last year. The increase in amortization of intangibles of $997,000 is mainly comprised of an increase of $238,000 for the amortization of goodwill and other purchased intangibles related to the acquisition of Immersion Canada in March 2000, an increase of $1.1 million representing the amortization of goodwill and other purchased intangibles related to the acquisition of VTI in August 2000, offset by decreased amortization of an acquisition-related consulting agreement of $385,000. Deferred stock compensation decreased by $504,000 during the first nine months of fiscal 2001 compared to the same period last year. During the quarter ended March 31, 2001 the Company reversed $201,000 of deferred stock compensation expense related to options repriced in January 2000 by Immersion Medical. The future compensation expense related to the vested and unvested repriced stock option shares is dependent on the market value of the shares at the end of each quarter until the options are exercised, forfeited, or expire. Excluding the reversal noted above, deferred stock compensation amortization decreased by $303,000 mainly due to the $309,000 one-time deferred stock compensation charge in September 2000 related to the acceleration of options upon the consummation of the merger with Immersion Medical.

     Acquisition Related and Other Charges. Acquisition related and other charges decreased by $2.5 million in the third quarter of fiscal 2001 compared to the same period last year. During the three months ended September 30, 2001 we incurred a non-recurring charge of $100,000 for severance related to a reduction in workforce during August 2001. During the three months ended September 30, 2000 we incurred $2.6 million of acquisition related charges consisting of $1.2 million for in-process research and development resulting from the August 2000 acquisition of all the outstanding shares of VTI and $1.4 million of merger expenses related to the September 2000 acquisition of Immersion Medical.

     During the nine months ended September 30, 2001 we incurred $225,000 of acquisition related and other charges compared to $3.5 million for the nine months ended September 30, 2000. The $3.5 million for the nine months ended September 30, 2000 represents $887,000 of in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada, $1.2 million for in-process research and development resulting from the August 2000 acquisition of all the outstanding shares of VTI and $1.4 million of merger expenses related to the September 2000 acquisition of Immersion Medical.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $290,000 in the third quarter of fiscal 2001 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments due to lower interest rates.

     Interest and other income declined by $978,000 in the first nine months of fiscal 2001 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consists primarily of interest expense on the Company’s secured convertible promissory note and other notes payable and during the three months ended September 30, 2001 it also included a noncash write down of $4.5 million of the Company’s investments in two early stage technology companies, EndPoints, Inc. and Geometrix, Inc. Interest and other expense increased by $4.6 million for the three months and nine months ended September 30, 2001 as compared to the same periods last year primarily due to the aforementioned write down of investments.

SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 ARE AS FOLLOWS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Immersion Computing, Entertainment and Industrial	$3.334	$2,995	$10,316	$8,012

Immersion Medical	1,145	809	3,778	2,056

Intersegment eliminations	(8)	—	(26)	(16)

Total	$4,471	$3,804	$14,068	$10,052

Net Loss:
Immersion Computing, Entertainment and Industrial	$(7,325)	$(5,783)	$(14,376)	$(11,409)
Immersion Medical	(1,713)	(2,566)	(4,402)	(5,378)

Total	$(9,038)	$(8,349)	$(18,778)	$(16,787)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment increased $339,000, or 11% and $2.3 million or 29% for the third quarter and the nine months ended September 30, 2001, respectively as compared to the third quarter and nine months ended September 30, 2000. The increase for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 is mainly due to increased royalties and industrial product sales. The increase for the nine months ended September 30, 2001 versus the comparable period last year is primarily the result of increased royalties from our TouchSense licensees and increased 3D product sales mainly sold by our wholly-owned subsidiary VTI. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements do not include revenues of VTI prior to August 2000. Net loss for the quarter ended and the nine months ended September 30, 2001 increased by $1.5 million or 27% and $3.0 million or 26%, respectively as compared to the quarter and nine months ended September 30, 2000. Net loss for the third quarter increased mainly due to the write down of other investments of $4.5 million offset by decreases in acquisition related and other charges of $2.4 million, and decreases in sales and marketing of $874,000. Net loss for the nine-month period ended September 30, 2001 increased principally due to the write down of other investments of $4.5 million, increase in research and development of $682,000, an increase in amortization of intangibles and deferred stock compensation of $1.1 million offset by a decrease in acquisition related and other charges of $3.2 million.

     Immersion Medical segment. Revenues from Immersion Medical increased $336,000 or 42% and $1.7 million or 84% for the third quarter and the nine months ended September 30, 2001, respectively, primarily due to increased hardware and software platform offerings and an increased focus on product sales. Net loss for the quarter ended and nine months ended September 30, 2001 decreased $853,000 or 33% and $976,000 or 18% respectively. Net loss for the third quarter decreased mainly due to a decrease of $310,000 in general and administrative, a decrease in amortization of intangibles and deferred stock compensation of $301,000 a decrease in acquisition related and other charges of $100,000 and a decrease in interest expense of $140,000. Net loss for the nine-month period ended September 30, 2001 decreased principally due to an increase in gross margin of $1.4 million and a decrease in amortization of intangibles and deferred stock compensation of $567,000 offset by an increase in sales and marketing of $870,000 and an increase research and development of $272,000.

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

     At September 30, 2001 our cash, cash equivalents and short-term investments totaled $13.4 million, down $12.4 million from $25.8 million at December 31, 2000.

     Net cash used in operating activities during the first nine months of fiscal 2001 was $12.3 million, an increase of $1.6 million from the $10.7 million used during the comparable period last year. Cash used in operations during the nine-month period ended September 30, 2001 was comprised of our $18.8 million net loss, a decrease due to a $1.8 million change in accounts receivable and a decrease of $676,000 due to a change in accounts payable and accrued liabilities mainly due to timing of payments to vendors and reduced operating expenditures. Cash used in operations was offset by noncash charges and credits of $9.8 million, including amortization of intangibles and deferred stock compensation of $4.0 million and the write down of our investments in two early stage technology companies EndPoints, Inc. and Geometrix, Inc. of $4.5 million.

     Net cash provided by investing activities during the first nine months of fiscal 2001 was $1.8 million, as opposed to the $14.1 million used during the same period last year. Net cash provided by investing during the period was made up of $3.4 million of sales and maturities of short-term investments offset by short-term investment purchases of $1.0 million, and $536,000 used to purchase property and equipment for our corporate facilities and information technology infrastructure. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     At September 30, 2000 our cash, cash equivalents and short-term investments totaled $32.9 million, down $18.5 million from $51.4 million at December 31, 1999. Excluding short-term investments our cash and cash equivalents totaled $24.9 million, down $21.7 million from $46.6 million at December 31, 1999.

     Net cash used in operating activities during the first nine months of fiscal 2000 was $10.7 million, a significant increase from the $357,000 used during the first nine months of fiscal 1999. Cash used in operations during the nine-month period ended September 30, 2000 was comprised of our $16.8 million net loss, a decrease due to a change in deferred revenue of $826,000 mainly attributable to revenue recognized under the Microsoft agreement offset by increases in deferred revenue for Immersion Medical, a decrease due to a $999,000 change in accounts receivable and a decrease of $654,000 due to a change in prepaid expenses and other assets primarily the result of capitalization of patent application costs of $419,000 and a lump sum payment to buy out the future royalties due on our microprocessors of $345,000. Cash used in operations was offset by noncash activities of $6.6 million, including amortization of intangibles and deferred stock compensation of $3.4 million and $2.0 million in one-time charges for in-process research and development relating to the acquisitions of Immersion Canada and VTI and a $2.2 million increase in accounts payable and accrued liabilities mostly due to the timing of payments to vendors including those who rendered services in relation to our Form S-4 filing in September 2000 and $965,000 of cash due to the shareholders of VTI relating to the August 2000 acquisition.

     Net cash used in investing activities during the first nine months of fiscal 2000 was $14.1 million, a considerable increase from the $1.5 million used during the first nine months of fiscal 1999. Net cash used in investing during the period was made up of $21.8 million purchases of short-term investments offset by sales and maturities of short-term investments of $18.5 million, $6.5 million purchases of equity investments in privately-held early stage technology companies, $2.6 million to purchase capital equipment and leasehold improvements on our corporate facilities and information technology infrastructure, and $1.8 million related to the Immersion Canada and VTI acquisitions.

     We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We anticipate that capital expenditures for the full year ended December 31, 2001 will total approximately $1.0 million in connection with anticipated growth in operations and infrastructure. If the Company acquires one or more businesses or products, the Company’s capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company’s capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may need to raise additional capital there is no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. As of the date of adoption of SFAS 142, the Company expects to have unamortized goodwill with an expected net carrying value of $3.7 million. Amortization expense related to goodwill, which will cease upon the adoption of SFAS 142, was $1.1 million and $950,000 during the nine months ended September 30, 2001 and the year ended December 31, 2000 respectively. The Company is currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS 142.

     In October 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, we will adopt this new accounting standard on January 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE MARKET FOR TOUCH-ENABLING TECHNOLOGIES AND TOUCH-ENABLED PRODUCTS IS AT AN

EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

     The market for our touch-enabling technologies and our and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

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

Even if our touch-enabling technologies and our and our licensees’ touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether our licensee’s products achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and costly marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

WE HAD AN ACCUMULATED DEFICIT OF $56.5 MILLION AS OF SEPTEMBER 30, 2001, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since 1997, we have incurred losses in every fiscal quarter and we expect losses through at least the second quarter of 2002. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. Our expenses may increase in the foreseeable future as we:

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

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN, RECENT TERRORIST ATTACKS AGAINST THE UNITED STATES OR OTHER FACTORS, WE ARE UNABLE TO PERSUADE MEDICAL INSTITUTIONS TO BUDGET FOR PURCHASES OF THESE NEW MEDICAL SIMULATION DEVICES.

     Our medical simulation products, such as our AccuTouch Endoscopy Simulator and our AccuTouch Endovascular Simulator, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these training facilities do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing training facility personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these training facilities are unwilling to budget for simulation devices or reduce their budgets as a result of an economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001, hospitals may assign priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, in which case purchases of medical simulators may be deferred.

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

THE INTEGRATION OF IMMERSION MEDICAL AND VIRTUAL TECHNOLOGIES MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

     In the third quarter of 2000, we completed the acquisition of Immersion Medical, a corporation with approximately 60 employees based in Gaithersburg, Maryland and Virtual Technologies, a corporation with approximately 15 employees based in Palo Alto, California. Immersion, Immersion Medical and Virtual

Technologies have operated independently in the past. In July 2001, we completed the move of the hardware employees of Virtual Technologies from Palo Alto to our headquarters in San Jose.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS OPERATIONS, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     Since 1997, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations at least until the third quarter of 2002. If our operations do not result in positive cash flow, we may require additional financing for working capital to fund our operations. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets in fiscal 2000 and 2001 have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is the licensing of our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the year ended December 31, 2000 and the nine months ended September 30, 2001, 21% and 24% of our total revenues were royalty revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

     For the year ended December 31, 2000, we derived 9% of our total revenues and 41% of our royalty revenue from Logitech, and for the nine-month period ended September 30, 2001, we derived 12% of our total revenues and 51% of our royalty revenue from Logitech and for the three-month period ended September 30, 2001, we derived 15% of our total revenues and 53% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.

     Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 98, Windows 2000, Windows Me and Windows XP operating systems software, including DirectX, Microsoft’s entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could be increased and our revenues could decline.

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

     From time to time we have made strategic investments in early-stage technology companies that are developing technologies that we believe could complement or enhance our own technologies. We have made these investments to provide funding for the development of these companies’ technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. We wrote down approximately $4.5 million of these investments in the third quarter of 2001 and do not expect to realize any return on that amount. One or more of these companies may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that any of the companies in which we have invested fails or does not achieve a level of success that permits us to realize the value of our investments, we could experience additional losses on some or all of the investments. If we experience additional losses on some or all of our investments, we will be forced to write off additional investments, which would decrease our assets and increase our losses.

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

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

     Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage or terrorist activity. California has recently experienced problems with its power supply. As a result, we have experienced utility cost increases and may experience unexpected interruptions in our power supply that could have a material adverse effect on our sales, results of operations and financial condition. In addition, a substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. Any such loss at our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number	Description

10.1	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton
10.2	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton

(b)	Reports on Form 8-K

     The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION Registrant

Date: November 14, 2001	/s/ Robert O’Malley

Robert O’Malley Chairman, President and Chief Executive Officer

Date: November 14, 2001	/s/ Victor Viegas

Victor Viegas Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton
10.2	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton