Form 10-K405
period 2001-12-31
IMMERSION CORP
filed 2002-03-28
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-27969

Immersion Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

801 Fox Lane

San Jose, California 95131
(Address of principal executive offices, zip code)

(408) 467-1900

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑

      Aggregate market value of the voting stock held on March 14, 2002 by non-affiliates of the registrant: $66,330,415. Number of shares of Common Stock outstanding at March 14, 2002: 19,800,124.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statements for the 2002 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2001 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.     Business

      This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements involve many risks and uncertainties, including those identified in the section of this report entitled “Risk Factors,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as “believes”, “anticipates”, “expects”, “intends”, “may”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our forward-looking statements include our projections about our business under Item 1, “Business”, and our statements regarding our future financial performance business which are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

Overview

      We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment, and Industrial, and Immersion Medical. We focus on four application areas — computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, wheels and gamepads targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the iDrive control of its recently released 7 Series sedan model vehicles.

      For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers to practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions, endoscopy procedures and laparoscopic and endoscopic surgical procedures. We also sell three-dimensional capture and interaction products. These products consist primarily of our line of computer digitizing products, including the MicroScribe-3D and specialized whole-hand sensing gloves and software, such as the CyberGlove, CyberGrasp, CyberForce, and SimStudio that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

      Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch and feel become as common as color, graphics and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 150 issued patents and more than 200 pending patent applications worldwide covering various aspects of hardware and software technologies.

Industry Background

      Early computers had crude user interfaces that only displayed text and numbers. These machines, commonly known as “green screen” computers, were effective at processing data but did not communicate information in an engaging and intuitive manner. As a result, computing was used primarily in selected scientific and business applications. In the early 1980s, computers began to use graphics and sound to engage users’ perceptual senses more naturally. Graphics technologies transformed monochrome screens to color, and brought pictures, charts, diagrams and animation to the computer screen. Audio technologies enabled sound and music.

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

      The evolution from alphanumeric characters to the modern user interface is widely considered to be one of the great advances in computing. By presenting content in ways that engage the senses more fully, computers were “humanized,” becoming more personal, less intimidating and easier to use. These improvements helped expand the audience for computer technologies, encouraging people to use software for business, home and entertainment applications. Today, color graphics and audio technologies are standard features of most computer systems.

      While most modern computers realistically present information to the senses of sight and sound, most still lack the ability to convey content through the sense of touch. The absence of touch is a substantial barrier to making computer use more natural and intuitive. Software designers strive to develop compelling applications for users to see and hear, but do not provide applications that engage users’ sense of touch. As a result, software is not as engaging and informative as it would be if tactile sensations were conveyed.

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

      Touch and feel can also be used to enhance a wide variety of applications beyond personal computing. For example, adding touch to medical simulation equipment allows medical professionals to train, practice and enhance their skills to perform surgical procedures in a way never before possible. Adding touch to automotive controls can help simplify the control of multiple systems within a car by allowing the driver to identify tactilely which system is being controlled.

      Like sight and sound, touch is critical for interacting with and understanding one’s physical surroundings. Technology that brings the sense of touch to computing has the potential to further humanize the computer and increase the ease, usefulness and enjoyment of computing.

Our Solution

      We’re changing the way people interact with digital devices of all types, by adding the sense of touch to a digital world. Our technologies engage the sense of touch to give users of our technologies a more complete, intuitive experience. In diverse applications like computer gaming, business productivity, medical simulation, automotive controls, and surfing the Web, our technologies enable software applications to engage a user’s sense of touch through a wide range of devices, such as mice, joysticks, medical interface devices, automobile dashboard controls, gloves and gamepads.

      Our hardware and software technologies work together to enable peripheral devices to present touch sensations. Our patented designs include specialized hardware elements such as motors, control electronics and mechanisms, which are incorporated into common computer peripheral devices, such as mice and joysticks, or more complex devices, such as endoscopic surgical simulators. Driven by software algorithms, these hardware elements direct tactile sensations corresponding to on-screen events to the user’s hand.

      Key benefits of our solution include:

      Providing a Complete Solution. We offer a technical solution that allows our licensees to incorporate our touch-enabling technologies into their computer interface products such as mice, joysticks, knobs, wheels and gamepads at a reasonable cost and in a reasonable time frame. Our technical solution also allows software programmers and Web site developers to add touch-enabling elements to their applications. Additionally, our software automatically enables users to feel the basic user interface features of software applications running on Windows 98, Windows 2000, Windows Me and Windows XP without additional developer support. Our software enables users to feel basic Web page features represented through standard Hypertext Markup Language (HTML), Java and ActiveX protocols. In 2001, we released such technology that enables users to experience the sense of touch in commonly used business applications, such as Microsoft® Windows, Word and Excel with the release of Immersion TouchWare® software. In addition, we provide authoring tools that permit software developers to quickly design and incorporate custom touch sensations into their own applications.

      Enhancing the Effectiveness of Simulation and Training Applications. Some computer applications, such as medical simulation and product design, require realism to be effective. Companies and institutions have begun to replace traditional means of medical training and education with more accessible and versatile simulation systems for training and practicing certain medical procedures to enhance the skills and educate health professionals worldwide. Our medical simulation systems provide tactile feedback that simulates what a doctor would feel when performing an actual procedure. Our technologies are used in medical simulator systems for laparoscopic surgery, endovascular surgery, endoscopic surgery and catheter insertion. In order to save time and expense in product design, companies use our whole-hand sensing glove technologies, which together with our software products, allow for real-time, three-dimensional object manipulation.

      Compatible with Industry Standards. We have designed our consumer hardware and software technologies to be compatible with leading hardware and software standards. Our consumer technologies operate across multiple platforms and comply with such standards as DirectX, Microsoft’s entertainment application programming interface, USB (Universal Serial Bus), a standard connector interface, and Microsoft Office products through the release of Immersion TouchWare® software. Our Visual Basic tutorial allows developers to add Immersion TouchSense technology to their Microsoft® Visual BasicTM applications using the Immersion Web ActiveX Control. Our software technology works with the FlashTM, ShockwaveTM and Dreamweaver® standards from Macromedia.

      Providing a Cost-Effective Solution. We have developed component technologies that permit peripheral device manufacturers to design and manufacture peripheral devices that incorporate our touch-enabling technologies more cost effectively than would otherwise be possible. We have also developed and licensed sophisticated software drivers and firmware that permit our licensees to avoid substantial development costs and accelerate product introduction.

      Presenting Information through the Sense of Touch. It is difficult to communicate physical properties such as texture, compliance, weight and friction solely through words or pictures. Our technologies allow computer users to use their sense of touch to perceive these physical properties in a way that is instantly understandable and intuitively accessible. Our technologies significantly improve the ability of software to communicate to users the physical features of a product, the physical properties of a medical procedure or the physical response of an object in a simulated gaming environment.

      Increasing Satisfaction and Enjoyment of the Computing Experience. By engaging the user’s sense of touch, our technologies have the potential to make a variety of consumer software applications more interesting, engaging and satisfying. In the personal computer gaming market, our licensees, such as Logitech and Microsoft, are currently manufacturing and selling products incorporating our intellectual property. We believe that our technologies will increase user satisfaction across many additional applications, including business productivity, engineering, education and electronic commerce.

Strategy

      Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch becomes as common as color graphics and sound in the modern computer interface. We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:

      Pursue Royalty-Based Licensing Model for High Volume Applications of our Technologies. We believe that the most effective way to proliferate our touch-enabling technology across high volume applications of our technologies, such as computer peripherals and automotive controls, is to license our intellectual property. We have licensed our intellectual property to numerous manufacturers of mice, joysticks and steering wheels targeted at consumers. In addition, we have licensed our technology to BMW for use in the controls of certain of its recently released 7 Series Sedan model automobiles. We intend to expand the number and scope of our licensing relationships in the future.

      Pursue Direct Product Sales in Lower-Volume Applications of our Technologies. For lower-volume emerging applications of our technologies, such as medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We currently sell medical simulation devices that simulate intravenous catheterization, endovascular interventions and endoscopy procedures. Our three-dimensional capture and interaction products consist primarily of our line of computer digitizing products, including the MicroScribe-3D® and specialized whole-hand sensing gloves and software, such as the CyberGlove®, CyberGraspTM, CyberForceTM, and SimStudio that permit simulated interaction with three-dimensional environments.

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

      Facilitate Our Licensees’ Development of Touch-Enabled Products. We will continue to devote significant resources to facilitate the development of touch-enabled products by our licensees. We offer complete design packages that include sample hardware, software, firmware and related documentation, and offer our technical expertise on a consulting basis. To facilitate development of products incorporating our touch-enabling technologies, we also offer specialized microprocessors for controlling the motors in mice, joysticks and steering wheels. We will continue to invest in research and development to improve our technologies, with particular emphasis on reducing the cost of consumer touch-enabled products and expanding the breadth of our medical simulation product offerings.

      Expand Software Support for Our Touch-Enabling Technology. In addition to licensing our intellectual property to computer peripheral device manufacturers and supporting their product development efforts, we have focused on expanding software support for our touch-enabling technology. We have developed software that enables users to automatically feel icons, menus and other objects in software running in Windows 98, Windows 2000, Windows Me and Windows XP applications or on Web pages accessed through Internet Explorer and Netscape Navigator. We have developed software that enables our technology to be used by Microsoft Office products, such as Word and Excel, with the release of Immersion TouchWare software. We offer specialized authoring tools that simplify adding touch sensations to software applications and Web pages. Our Visual Basic tutorial allows developers to add Immersion TouchSense technology to their Microsoft Visual Basic applications using the Immersion Web ActiveX Control. We are also promoting an efficient file format, called “.ifr,” to facilitate the creation and storage of custom touch sensations. In addition, our software technology works with the Flash, Shockwave and Dreamweaver standards from Macromedia, and AutoCAD from Autodesk.

      Expand Market Awareness. We promote adoption of our touch-enabling technology by increasing market awareness among peripheral device manufacturers, software developers and consumers. We devote significant resources to working directly with our licensees to encourage and assist their product development efforts. We encourage software developers to add touch-enabled content to their applications by providing them with our authoring tools and technical support. As part of our license agreements, we require our licensees to use our trademarks and logos to create brand awareness among consumers. We also devote significant resources to promote our brands, through print advertising, trade shows and other marketing avenues.

      Develop and Protect Touch-Enabling Technology. Immersion and its wholly owned subsidiaries hold more than 150 issued patents and more than 200 pending patent applications worldwide covering various aspects of their hardware and software technologies, including touch-enabling technology. Our success depends on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies. We have also secured technology by acquisition. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights. In April 2001, we settled a patent infringement action against InterAct Accessories, Inc., a subsidiary of Recoton Corporation, whereby InterAct took a license and paid royalties to Immersion based on sales of InterAct products. On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

Market Applications

      While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas:

      Computing and Entertainment. We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996, under the I-Force® trademark. While our licensees continue to market gaming-related goods under the I-Force mark, we are in the process of transitioning our branding to the TouchSense mark, which extends beyond gaming to all aspects and applications of our haptics-related products and services. We have licensed our TouchSense intellectual property to over 20 manufacturers and distributors, including Logitech and Microsoft. In addition, we have developed TouchSense technologies for gaming applications designed specifically for arcade and location-based entertainment markets. We intend to expand our TouchSense licensing business to include new product categories for the personal computer platform and to target additional gaming platforms.

      In order to bring touch-enabling technology to every desktop, we have targeted the general purpose personal computer market. To address this opportunity, we developed a touch-enabling technology designed for cursor control products that enables all the basic functionality of a traditional mouse but also presents information to the sense of touch. Logitech launched the first computer mouse incorporating our touch-enabling technologies, the WingMan® Force Feedback Mouse, during the fourth quarter of 1999. In September 2000, Logitech launched two new lower-cost, touch-enabled mouse products, the iFeelTM Mouse and the iFeelTM MouseMan®, each of which is targeted for use with general-purpose computer applications, such as business productivity and Web applications. In addition to Logitech, we have also partnered with Kensington, Hewlett Packard, Belkin, and Saitek enabling these companies to sell touch-enabled mice and trackballs under their respective brand names.

      Medical Simulation. We have developed numerous technologies that can be used for medical training and simulation. By enabling computers to deliver touch sensations to users, our technologies can support realistic simulations that are effective in teaching medical students, doctors and health professionals what it feels like to perform a given procedure. The use of our simulators allows healthcare providers to practice procedures in an environment that poses no risks to patients, where mistakes have no dire consequences and animal or cadaver use is avoided. We partner with leading medical technology companies, such as Medtronic, to develop applications that closely simulate not only the look, but also the feel of performing an actual medical procedure, allowing doctors to safely practice and perfect techniques before they start performing operations on patients.

      Professional and Industrial. In recent years there has been a proliferation of automotive sub-systems which are directly accessed by drivers and passengers. These include radio, CD, navigation, telephone and climate control systems, among others. As a result, there has been a corresponding increase in the number of physical control devices in the automotive cockpit. This clutter may be hazardous to the extent it distracts the driver’s attention. Our TouchSense knob controls multiple systems and has a different feel for each system to allow the driver to identify tactilely which system is being controlled. The result is a simpler, more accessible control environment. We have licensed our automotive control knob technology to BMW, which has introduced the TouchSense control knob in its 2002 7 Series Sedan. We are also working with several other major automobile manufacturers who have expressed interest in touch-enabled automobile controls, including Nissan which has demonstrated a touch-enabled control in a prototype vehicle.

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

      Three-Dimensional Capture and Interaction. A major focus of our efforts in this area is computer peripherals that we manufacture and sell and which are targeted at three-dimensional computer imaging applications. These include the MicroScribe-3D product line which allows users to capture three-dimensional computer models directly from physical objects. The MicroScribe-3D products contain sensor and microprocessor technologies that allow users to digitize physical objects simply by tracing their contours with a stylus. A computer records the three-dimensional geometry of the object and reproduces it on the screen as a three-dimensional computer model. The MicroScribe product line is designed to support the needs of game developers, engineers, animators, filmmakers, industrial designers and other professionals who need to create realistic three-dimensional computer images quickly and easily.

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

Technology Licensing

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

      Computing and Entertainment Products. We license our intellectual property to manufacturers and distributors which incorporate our touch-enabling technologies into various computer peripheral devices targeted at the PC and game console platforms. Currently, there are a number of consumer PC joysticks sold using TouchSense technology, including the Wingman Force 3D from Logitech, the Sidewinder Force Feedback 2 from Microsoft, the Cyborg 3D Force and ST330 from Saitek, the Fox 2 Pro Joystick from ThrustMaster, the Raider Advanced FX from InterAct, and the Destroyer Aftershock from Gravis. There are also a number of PC steering wheel gaming peripherals licensed under the TouchSense brand, including the Wingman Formula Force GP and the MOMO Force from Logitech, the NASCAR Pro Force Feedback

Racing Wheel from Guillemot, the Sidewinder Force Feedback Wheel from Microsoft, the R440 Force Feedback Wheel from Saitek, and the V3 Advanced FX from InterAct. There are a number of PC gamepads sold using TouchSense technology, including the WingMan Cordless Rumblepad and WingMan Rumblepad from Logitech, the Xterminator Force and Eliminator Aftershock from Gravis, the FireStorm Dual Power Gamepad from ThrustMaster, the Hammerhead FX and GoPad FX from InterAct, and the P1500 from Saitek.

      In the video game console peripheral market, Immersion has licensed its patents for use in more than 50 spinning mass tactile feedback devices from various manufacturers including InterAct, Mad Catz, NYKO, Saitek, and SpectraVideo. These products are designed to work with one or more video game consoles including the XBox from Microsoft, the PlayStation and PlayStation 2 from Sony, the Gamecube, N64, and GameBoy from Nintendo, and the DreamCast from Sega.

      Logitech began selling its touch-enabled iFeel Mouse in September 2000. In addition, several other computer mouse distributors introduced touch enabled computer mice and trackballs in 2001, including the HP Force Feedback Web Mouse from RCA Universal Products, the Orbit 3D Trackball from Kensington, the Touch Force Opitcal Mouse from Saitek and the Nostromo n30 from Belkin Components. These products automatically allow users to feel many of the basic desktop controls in Windows 98, Windows 2000, Windows Me, and Windows XP and standard interface elements of Web pages accessed through Internet Explorer and Netscape Navigator. In addition we incorporated our TouchSense technology into our TouchWare Business software released in 2001 that enables consumers to experience our technology on such software applications as MicroSoft’s Word and Excel.

      Demand for computer peripheral devices incorporating our touch-enabling technologies depends on the existence of software applications and Web pages that take advantage of these devices. The development of such software likewise depends on the existence of an installed base of touch-enabled hardware devices. We have addressed this interdependency of hardware and software solutions in two ways. First, we have developed end-user software that is included with our licensees touch-enabled mice at no additional cost, and which automatically adds touch to many of the basic Windows 98, Windows 2000, Windows Me and Windows XP controls. Second, we have developed and provided to developers and end users software authoring tools that help programmers add touch-enabled content to software applications and Web pages.

      To improve the performance and to help reduce the cost of gaming and peripheral products manufactured by our licensees, we have developed our custom Immersion Processors. Our microprocessors contain circuitry to work with low cost sensors used in touch-enabled gaming and peripheral products, and have been designed to streamline processing of information sent between a personal computer and a touch-enabled computer peripheral product. We believe that these microprocessors are cost-effective components that allow our licensees to reduce their costs of goods and the amount of custom development that they must perform to bring a product to market, speeding their development cycle. Immersion Processors are manufactured for us solely by Kawasaki LSI, and we have entered into an ASIC Design and Development Agreement that remains in effect until cancelled by either party. We purchase the Immersion Processors from Kawasaki LSI and sell them to those licensees that want to use the microprocessors in their gaming products. We generally warrant our microprocessors to conform to our specifications and to be free from defects in materials and workmanship for a period of one year from delivery, and Kawasaki LSI extends a similar warranty to us.

      Medical Products. We have four medical simulation product lines: our CathSim® Vascular Access Simulator, which simulates intravenous catheterization; our AccuTouch® Endoscopy Simulator, which simulates endoscopy procedures; our AccuTouch® Endovascular Simulator, which simulates endovascular interventions; and our Laparoscopic Impulse Engine, which integrates tactile force-feedback to simulated laparoscopic and endoscopic surgical procedures. These devices are used for training and educational purposes that enable health professionals to feel simulations of sensations experienced during medical procedures, such as encountering an unexpected obstruction in an artery. All are comprised of software modules, an interface device and a hardware platform. We sell hardware systems for between $6,000 and $30,000, which enable potential additional sales of software to the installed base of hardware systems. We design each product line to maximize the number of procedures that can be simulated with minimal additional customer investment. The relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 20 various software modules available that replicate such medical procedures as Intravenous Catheterization, Peripherally Inserted Central Catheters (PICC), Bronchoscopy, Colonoscopy, and Cardiac Pacing Modules.

      Automotive Controls. We have developed TouchSense technology appropriate for use in automobile dashboards. We have begun efforts to license this technology to automobile manufacturers and automobile component suppliers. BMW is the first automobile manufacturer to take a license to our TouchSense knob technology for use in the dashboard controls of its recently released 2002 7 Series Sedan model. We have also formed a strategic partnership with ALPS Electronics, a leading automotive component supplier, as part of a strategy to speed adoption of our TouchSense technologies across the automotive industry. We are also working with several other major automobile manufacturers who have expressed interest in touch-enabled automobile controls.

      Whole-Hand Interfaces. We manufacture and sell the CyberGlove, a fully instrumented glove that accurately measures the movement of a user’s hand and, used in conjunction with our software, maps it to a graphical hand on the computer screen. Users can “reach in and grab” digital objects similar to physical objects. CyberTouchTM is a CyberGlove with a vibro-tactile feedback option that provides users with tactile cues when they manipulate digital objects. CyberGraspTM is an option for the CyberGlove that adds force-feedback to the fingertips. With CyberGrasp users can actually feel the 3D graphical objects being manipulated on the screen. CyberForceTM is an enhanced, grounded force-feedback product, which was introduced over a year ago. Incorporating our TouchSense technologies, CyberForce allows users to better sense immovable objects, as well as inertia, by restricting arm movement.

      Our software products for our whole-hand interfaces include the VirtualHand® Suite 2000 and SimStudio. Virtual Hand Suite 2000 is a software toolkit that helps users integrate our whole-hand interface products into specific applications. Besides incorporating algorithms for real-time, three-dimensional object manipulation, the toolkit provides collision-detection capabilities that are essential for assembly tasks. The toolkit also computes the information required for directing forces to the user. Our recently released, SimStudio is a software tool used for verifying, testing and evaluating three-dimensional digital models in real-time. It allows for the direct import of three-dimensional data from multiple sources, such as SolidWorks® and 3D Studio®, to construct functional digital prototypes.

Haptics — The Science of Touch Simulation

      Touch or feel simulation, also known as force feedback, haptic feedback or force reflection, refers to the technique of adding touch sensations to computer hardware and software by imparting physical forces upon the user’s hand. These forces are imparted by actuators, usually motors, that are incorporated into consumer peripheral devices such as mice, joysticks, steering wheels or gamepads, or into more sophisticated interfaces designed for industrial, medical or scientific applications. Touch-enabled peripheral devices can impart to users physical sensations like rough textures, smooth surfaces, viscous liquids, compliant springs, jarring vibrations, heavy masses and rumbling engines.

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

      The mathematical models that control the motors may be simple modulating forces based on a function of time, such as jolts and vibrations, or may be more complex modulating forces based on user manipulations such as surfaces, textures, springs and liquids. Complex sensations can be created by combining a number of simpler sensations. For example, a series of simulated surfaces can be combined to give the seamless feel of a complex object like a sports car. Textures can be added to these complex surfaces so that the windshield of the sports car feels smooth and its tires feel rubbery.

      Most computer interface devices, such as mice and joysticks, are input-only devices, meaning that they track a user’s physical manipulations but provide no manual feedback. As a result, information flows in only one direction, from the peripheral to the computer. Touch-enabled devices are input-output devices, meaning that they track a user’s physical manipulations (input) and provide realistic physical sensations coordinated with on-screen events (output).

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

      With respect to intellectual property licensing, we have focused our marketing activities on developing relationships with potential licensees and on participating with existing licensees in their marketing and sales efforts. To generate awareness of our technologies and our licensees’ products, we participate in industry trade shows, maintain ongoing contact with industry press and provide product information over our Web site.

      With respect to medical simulation, we employ a direct sales force that markets simulation systems to hospitals, health management organizations, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military and other organizations involved in procedural medicine. We have six regional sales representatives in the United States and two sales representatives in Europe. In Asia, we also work with a network of distributors. We have distributors in most major Asian markets, including Japan, South Korea, Malaysia and Singapore. Our sales force is also augmented through co-marketing arrangements with strategic partners.

      In addition to our direct sales, our whole-hand interaction products are distributed, sold and supported by a growing worldwide network of over 30 international and domestic resellers and through partnerships with major mechanical computer-aided design vendors, such as PTC, Dassault Systemes, EDS, Nissho Electronics, InfoCAD and Theta Scan.

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

      We believe that it is important to increase awareness of our touch-enabling technology among potential end users. To this end, we have engaged in a series of public relations, marketing and promotional campaigns. The goal of these efforts is to create consumer awareness of the benefits of touch-enabling technologies. Our sales and marketing expenses were $9.9 million in 2001, $11.0 million in 2000, and $3.5 million in 1999. The decrease from 2000 to 2001 was mainly due to reduced expenses related to corporate identity, advertising, collateral design and production and market development funds, and a reduction in expenses due to decreased headcount, employee salary reductions, and corresponding employee benefits.

Research and Development

      Our success depends on our ability to improve, and reduce the costs of, our technologies in a timely manner. We have assembled a team of highly skilled engineers who possess experience in the disciplines required for touch-enabling technology development, including mechanical engineering, electrical engineering, computer science and medical doctors.

      Our research and development expenses were $7.5 million in 2001, $7.3 million in 2000, and $5.5 million in 1999. Our research and development efforts have been focused on technology development, including hardware, software and designs. We have entered into numerous contracts with government agencies and corporations that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we provide the applicable government agency a license to use the technology for non-commercial purposes.

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

      Our competitive position is partially dependent on the competitive positions of our licensees that pay a per-unit royalty. Our licensees’ markets are highly competitive. We believe that the principal competitive factors in our licensees’ markets include price, performance, user-centric design, ease of use, quality and timeliness of products, as well as the manufacturer’s responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotion programs and brand recognition. Touch-related benefits in such markets may be viewed simply as enhancements and compete with non-touch-enabled technologies.

      There are several companies that currently sell high-end simulation products that compete with our professional and industrial, and medical products, including Simbionix. The principal bases for competition in these markets are technological sophistication and price. We believe we compete favorably on these bases. With respect to our whole-hand sensing gloves, we have several competitors including Fifth Dimension Technologies and Nissho Electronics.

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

Intellectual Property

      We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property.

      Immersion and its wholly owned subsidiaries hold more than 150 issued patents and more than 200 pending patent applications in the U.S. and abroad covering various aspects of their hardware and software technologies. Our current U.S. patents expire between the years 2011 and 2019. Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position. Patents may not issue from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.

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

      On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

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

Employees

      As of December 31, 2001, we had 143 full-time and 3 part-time employees, including 57 in research and development, 42 in sales and marketing and 47 in legal, finance, administration and operations. As of that date, we also had 4 independent contractors. None of our employees is represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

      The following table sets forth information regarding our executive officers as of March 28, 2002:

Name	Position With the Company	Age

Robert O’Malley	Chief Executive Officer, Chairman and Director	56
Victor Viegas	President, Chief Financial Officer, and Chief Operating Officer	45
J. Stuart Mitchell	Executive Vice President, Business Groups	48
Rodney Hilton	President, Immersion Medical, Inc.	56

      Mr. Robert O’Malley has served as our Chief Executive Officer since October 2000 and as our President from October 2000 until February 2002. From June 1999 to July 2000, he served as President of Intermec Technologies Corporation, a supply chain management company, a subsidiary of Unova, Inc, and an industrial technologies company. From May 1995 to May 1999, Mr. O’Malley held several executive positions at MicroAge, an information technologies company, and its wholly-owned subsidiary Pinacor, a distributor of computer product solutions, including serving as its Chief Executive Officer from March 1998 until May 1999 and President of MicroAge from November 1996 until February 1998. From 1976 to 1995, Mr. O’Malley held a variety of management positions at IBM, an information systems company, including General Manager of desktop systems from September 1994 to February 1995. Mr. O’Malley holds a bachelor of science degree in aeronautical engineering from the University of Minnesota, and a master of business administration from Arizona State University. Mr. O’Malley is a board member of the University of North Dakota Aerospace

Foundation, serves on the board of regents of Brophy College Preparatory, and is a board member of the Dean’s Council of 100, Arizona State University College of Business. Mr. O’Malley served as a captain in the United States Air Force from 1967 to 1973.

      Mr. Victor Viegas has served as our President, Chief Financial Officer and Chief Operating Officer since February 2002. From August 1999 until February 2002, Mr. Viegas served as our Chief Financial Officer and Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a bachelor of science degree in accounting and a master of business administration degree from Santa Clara University. Mr. Viegas is also a certified public accountant in the State of California.

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

      Mr. Rod Hilton joined Immersion Medical, formerly HT Medical Systems, in September, 1999. Mr. Hilton serves as President at Immersion Medical. He has over 25 years of experience in developing and implementing plans for building and expanding medical companies. He served as CEO at Ohmicron Corporation for eight years. Prior to Ohmicron, Mr. Hilton served as Vice President for Mesa Diagnostics and he has also held marketing and sales positions with Becton Dickinson, Abbott Laboratories, and Corning Medical Division. Mr. Hilton has over 30 years experience in selling medical devices and medical equipment. He currently serves on the boards of Ohmicron Medical Diagnostic. Mr. Hilton holds a Master of Science Degree in Human Anatomy and Physiology from Memphis State University.

RISK FACTORS

      You should carefully consider the following risks and uncertainties, as well as other information in this report and our SEC filings, before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also, “Forward-Looking Statements.”

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

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers;

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy, and sigmoidoscopy;

•	touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles;

•	touch-enabled automotive interfaces; and

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product.

      Even if our touch-enabling technologies and our licensees’ touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether our licensees’ products achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and costly marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies.

We had an accumulated deficit of $59.5 million as of December 31, 2001, will experience losses in the future and may not achieve or maintain profitability.

      Since 1997, we have incurred losses in every fiscal quarter and we expect losses through at least the third quarter of 2002. We will need to generate significant revenue to achieve and maintain profitability. We may not achieve, sustain or increase profitability in the future. Our expenses may increase in the foreseeable future as we:

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

      These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of our expenses, including costs related to litigation, acquisitions of technologies or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees and their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate and retain qualified personnel; and

•	seasonality in the demand for our licensees’ products.

      Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. In addition, because a high percentage of our operating expenses are fixed, a shortfall of revenues can cause significant variations in operating results from period to period.

The recent slowdown in personal computer sales may lead to a reduction in sales of our licensees’ touch-enabled peripheral products, such as touch-enabled mice and joysticks, which may adversely affect our royalty revenue.

      Over the past year, large personal computer manufacturers have announced slower than anticipated sales of personal computers. This slowdown in personal computer sales may adversely affect sales of our licensees’ royalty-bearing, touch-enabled peripheral products, such as touch-enabled mice and joysticks, that are used with personal computers. The slowdown affecting personal computer manufacturers may also make it more difficult to persuade such manufacturers to incorporate more costly touch-enabled mouse products into their product lines. The impact of this downturn on our royalty revenue may be more pronounced if a significant cause of this trend is a reduction in the amount that individuals and companies have budgeted and spend for personal computer-related devices, such as touch-enabled mice, rather than saturation of the market for personal computers generally.

We may be unable to increase sales of our medical simulation devices if, as a result of the current economic slowdown, recent terrorist attacks against the united states or other factors, we are unable to persuade medical institutions and federal, state and local governments to budget for purchases of these new medical simulation devices.

      Our medical simulation products, such as our AccuTouch® Endoscopy Simulator and our AccuTouch® Endovascular Simulator, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of the economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001, hospitals may assign priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, or federal, state and local governments may delay certain fundings for medical and educational institutions, in which case purchases of medical simulators may be deferred.

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

      We may hire additional sales, support, marketing and research and development personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. In addition, we implemented an Executive employee salary reduction plan in February 2002. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

We do not control or influence our licensees’ manufacturing, promotion, distribution or pricing of their products incorporating our touch-enabling technologies, upon which we are dependent to generate royalty revenue.

      A key part of our business strategy is the licensing of our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the years ended December 31, 2001 and 2000, respectively, 28% and 21% of our total revenues were royalty revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

      The markets in which we and our licensees compete are characterized by rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices and increasing foreign and domestic competition. We believe that competition in these markets will continue to be intense, and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

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

      For the years ended December 31, 2001, 2000 and 1999 we derived 14%, 9% and 9%, respectively of our total revenues and 51%, 41% and 46%, respectively of our royalty revenues from Logitech. We expect that a significant portion of our total and royalty revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

      Intellectual property claims against us or our licensees, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims could also result in claims from our licensees under the indemnification provisions of their agreements with us.

Our current class action lawsuit could be expensive, disruptive and time consuming to defend against, and if we are not successful, could adversely affect our business.

Gene Meyers vs. Immersion Corporation, et al

      We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of Immersion Corporation), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director) and underwriters FleetBoston Robertson Stephens Inc. and Bear, Stearns & Co. Inc. (the “Underwriter Defendants”).

      On or about November 12, 1999, Immersion commenced an initial public offering of 4,250,000 of its shares of common stock at an offering price of $12 per share (the “Immersion IPO”). In connection therewith, Immersion filed a registration statement, which incorporated a prospectus (the “Prospectus”), with the SEC. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint further alleges that the Prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted number of Immersion shares issued in connection with the Immersion IPO; and (ii) the Underwriter Defendants had entered into agreements with customers whereby the Underwriter Defendants agreed to allocate Immersion shares to those customers in the Immersion IPO in exchange for which the customers agreed to purchase additional Immersion shares in the aftermarket at pre-determined prices. We intend to vigorously defend against this litigation.

Our current litigation against Microsoft and Sony could be expensive, disruptive and time consuming, and if we are not successful, could adversely affect our business.

      On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

      In the past, manufacturers of peripheral products, such as computer mice and certain gaming products such as joysticks, wheels or gamepads, have been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. We have not experienced any product liability claims to date. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions.

We could lose some or all of the investment that we have made in several early stage technology companies should those companies not be successful in developing their technologies or not be able to obtain additional financing if and when needed.

      From time to time we have made strategic investments in early-stage technology companies that are developing technologies that we believe could complement or enhance our own technologies. We have made these investments to provide funding for the development of these companies’ technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. We wrote down approximately $4.3 million of these investments in 2001 and approximately $239,000 of interest receivable from these companies, and do not expect to realize any return on these amounts. One or more of these companies may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that any of the companies in which we have invested fails or does not achieve a level of success that permits us to realize the value of our investments, we could experience additional losses on some or all of the investments. If we experience additional losses on some or all of our investments, we will be forced to write down additional investments, which would decrease our assets and increase our losses.

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

      Events may occur that cause the Immersion Medical merger to no longer qualify for pooling-of-interests accounting treatment. In that case, we would be required to account for the acquisition under the purchase method of accounting. Under that method, we would record the estimated fair value of Immersion common stock issued in the merger as the cost of acquiring the business of Immersion Medical. That cost would be allocated to the net assets acquired, with the excess of the estimated fair value of Immersion common stock over the fair value of net assets acquired recorded as goodwill or other intangible assets. Goodwill recorded under the purchase method would be amortized to earnings until December 31, 2001 when amortization would cease and instead the carrying value of goodwill would be evaluated for impairment on an annual basis. Other intangibles recorded on Immersion’s financial statements as a result of the application of the purchase method, would be amortized to earnings every year for periods of up to 5 years until the full values of these intangibles have been fully amortized. The fair value of Immersion common stock issued in the merger is much greater than the historical net book value at which Immersion Medical carried its assets in its accounts. Therefore purchase accounting treatment would result in charges to operations of the combined company for several years compared to the pooling-of-interests accounting treatment.

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

      Our LightScribe-3D product uses a video camera, hand-held laser stylus, and specialized image processing software to allow users to create three-dimensional images of objects. The LightScribe-3D is being marketed primarily for the creation of high-quality, fully-textured, three-dimensional models that can be displayed and manipulated on Web pages. Sales of digitizers to facilitate the creation of such three-dimensional Web content have been lower than expected. We believe that the market for digitizers has been adversely affected by the demise of many Web-based retailers and the substantial decline in Web-based retail sales.

      To date, demand for LightScribe-3D has been weaker than expected. If demand does not develop we may not be able to grow our product revenues.

Our stock may be volatile.

      The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of Immersion common stock by insiders or others; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, such as the suit currently filed against us. However, management believes that the current class action suit is without merit.

Our executive officers, directors and major stockholders retain significant control over us, which may lead to conflicts with other stockholders over corporate governance matters and could also affect the volatility of our stock price.

      Our current directors, officers and non-mutual fund stockholders holding more than 5% of our outstanding stock, as a group, beneficially own a substantial amount of our outstanding common stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.

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

Item 2.     Properties

      We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and houses sales, marketing, administration, research and development, manufacturing and distribution functions. Products produced in San Jose include our 3D Capture products including MicroScribe-3D, our 3D Interaction products including the CyberGlove line of whole-hand sensing gloves and three-dimensional software products, and several of our professional and industrial products, including the Softmouse and medical simulation tools for Laparoscopic platform. The lease for this property expires in February 2005.

      We lease a facility in Palo Alto, California of approximately 1,200 square feet, which houses research and development functions of our 3D Interaction group. The lease for this property expired in February 2002, and is currently being rented on a month to month basis until the space is no longer needed.

      We lease a facility in Montreal, Quebec, Canada of approximately 5,500 square feet, which houses Immersion Canada, Inc. The facility is used for sales, marketing, administration, and research and development functions. Two leases, covering subdivisions of the property, expire in September 2002 and September 2005.

      We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, which houses Immersion Medical. The facility is used for sales, marketing, administration, research and development, manufacturing and distribution functions. Products produced and distributed in Gaithersburg include three medical simulators: the CathSim Vascular Access Simulator, the AccuTouch Endoscopy Simulator, and the AccuTouch Endovascular Simulator. The lease for this property expires in May 2009.

      Overall, the rent paid, including operating expenses, property taxes, and assessments, is $141,000 per month and is subject to annual adjustment. We believe that our existing facilities are adequate to meet our current needs.

Item 3.     Legal Proceedings

Gene Meyers vs. Immersion Corporation, et al

      We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of Immersion Corporation), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director) and underwriters FleetBoston Robertson Stephens Inc. and Bear, Stearns & Co. Inc. (the “Underwriter Defendants”).

      On or about November 12, 1999, Immersion commenced an initial public offering of 4,250,000 of its shares of common stock at an offering price of $12 per share (the “Immersion IPO”). In connection therewith, Immersion filed a registration statement, which incorporated a prospectus (the “Prospectus”), with the SEC. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint further alleges that the Prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted number of Immersion shares issued in connection with the Immersion IPO; and (ii) the Underwriter Defendants had entered into agreements with customers whereby the Underwriter Defendants agreed to allocate Immersion shares to those customers in the Immersion IPO in exchange for which the customers agreed to purchase additional Immersion shares in the aftermarket at pre-determined prices. However, management believes that this litigation is without merit and intends to vigorously defend against this litigation.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

      On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. for infringing our haptic technology. Our complaint, filed in the U.S. District Court for the Northern District Court of California, alleges infringement by Microsoft’s and Sony’s use of haptic technology, which lets people feel touch sensations while interacting with a digital display in their popular video gaming consoles, such as the Microsoft XboxTM and Sony PlayStation® and PlayStation®2 videogame systems, and associated controllers, accessories and software games with touch feedback. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2001
Fourth Quarter	$6.94	$3.11
Third Quarter	$7.99	$2.22
Second Quarter	$7.25	$3.75
First Quarter	$13.25	$3.38
Fiscal year ended December 31, 2000
Fourth Quarter	$9.00	$7.25
Third Quarter	$16.00	$14.38
Second Quarter	$30.25	$26.13
First Quarter	$65.88	$57.00

      On March 14, 2002, there were 217 stockholders of record.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any earnings to fund future growth, product development, and operations.

Item 6.     Selected Consolidated Financial Data

      The data set forth below has been restated to give retroactive effect to the merger of Immersion and Immersion Medical, Inc. (formerly HT Medical Systems, Inc.) on September 29, 2000, which had been accounted for as a pooling of interests as described in note 3 to our consolidated financial statements. Prior to the merger, Immersion Medical ended its fiscal year on May 31. Subsequent to the merger, Immersion Medical changed its fiscal year end to December 31 to conform to Immersion’s presentation. The restated consolidated balance sheets as of December 31, 1999, 1998, and 1997 include amounts for Immersion Medical as of May 31, 2000, 1999,and 1998, respectively. The consolidated statements of operations for each of the four years in the period ended December 31, 1999 include amounts for HT for the fiscal years ended five months later. As a result of this presentation, Immersion Medical’s results of operations for the five months ended May 31, 2000 are included in both the years ended December 31, 2000 and 1999. Revenue and net loss for HT for the five months ended May 31, 2000 were $973,000 and $2,427,000 respectively. The following financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$19,232	$15,263	$10,942	$8,703	$6,884
Cost and expenses	36,660	39,125	19,854	12,262	8,317
Operating loss	(17,428)	(23,862)	(8,912)	(3,559)	(1,433)
Net loss	(21,746)	(22,172)	(9,470)	(3,669)	(1,618)
Basic and diluted net loss per share	$(1.16)	$(1.25)	$(1.21)	$(0.73)	$(0.40)
Shares used in calculating basic and diluted net loss per share	18,702	17,719	7,852	5,023	4,004

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$10,381	$23,474	$46,606	$2,595	$663
Working capital	11,888	27,565	50,657	3,940	2,331
Total assets	37,025	57,494	60,987	7,123	2,576
Redeemable convertible preferred stock	—	—	—	1,476	1,471
Long-term obligations, less current portion	250	4,192	3,823	1,914	1,849
Total stockholders’ equity	28,814	48,343	52,963	2,136	(446)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “believes”, “anticipates”, “expects”, “intends”, “may”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report.

Overview

      We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial, and Immersion Medical. We focus on four application areas — computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, knobs, wheels and gamepads targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the controls of its recently released and upcoming vehicles.

      For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions and endoscopy. We also sell three-dimensional capture and interaction products. These consist primarily of our line of computer digitizing products, including the MicroScribe-3D and specialized whole-hand sensing gloves and software, such as the CyberGlove, CyberGrasp, CyberForce, and SimStudio that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

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

      The results of operations for the years ended December 31, 2001 and 2000 include our wholly-owned subsidiary, Immersion Canada, which was acquired on March 9, 2000 and our wholly-owned subsidiary, VTI, which was acquired on August 31, 2000. The transactions were accounted for under the purchase method. Accordingly only those revenues and expenses of Immersion Canada and VTI incurred after the date of the acquisitions were included in the condensed consolidated statement of operations for the years ended December 31, 2000.

      We completed our acquisition of Immersion Medical, Inc. in September 2000. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated for all periods presented as if we and Immersion Medical had always been combined. In connection with the merger, we incurred one-time expenses of approximately $1.4 million, which are included in acquisition related charges in our consolidated statement of operations for the year ended December 31, 2000. Immersion Medical is a developer and manufacturer of medical simulation devices that create realistic training environments for doctors and other healthcare personnel. We issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of Immersion Medical common stock and preferred stock. We assumed 195,670 common and preferred stock warrants, a promissory note convertible into 226,450 shares of the Company’s common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of options assumed in the merger and granted after the merger.

      Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of December 31, 2001, we have capitalized patents and technology of $4.5 million, net of accumulated amortization of $2.0 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years. Of this amount, we capitalized patents and technology of $3.3 million, associated with the acquisition of patents and technology from Cybernet in March 1999.

      We currently derive royalty revenue from sales of our licensees’ consumer computer peripheral devices, such as touch-enabled mice and joysticks. We also derive royalty revenue from the inclusion of touch-enabled controls incorporating our technology in automobiles. Our basic licensing model includes a royalty paid by the peripheral or automobile manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. We derive product revenue from a number of sources including sales of our medical simulation hardware devices and from sales of the software modules that are used in conjunction with such devices. Other sources of product revenue include sales of our three-dimensional digitizing products, such as the MicroScribe-3D, sales of hardware and software for our whole-hand sensing gloves, such as the CyberGlove, and sales of our custom microprocessors, called the Immersion Processors, which are designed for use by our licensees in their touch-enabled computer peripheral devices. With respect to development projects, most such projects involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables.

      We recognize revenues in accordance with applicable accounting standards including the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment for product sales. We recognize fixed-fee contract revenue under the cost-to-cost percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. We recognize allowable fees under cost-reimbursement contracts as costs are incurred. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. We recognize royalty revenue based on royalty reports or related information received from the licensee. On July 19, 1999, we entered into an irrevocable, perpetual, non-exclusive, worldwide license agreement with Microsoft under which Microsoft paid us a lump sum of $2.35 million to cover all shipments of Microsoft’s SideWinder Force Feedback Wheel and its SideWinder Force Feedback Pro Joystick and a replacement version of these specific SideWinder products having essentially similar functional features. Under the terms of the agreement, we recognized the license payment as revenue in equal monthly increments over the twelve-month period that ended in mid-July, 2000. We do not believe that our pending litigation with Microsoft Corporation, will adversely affect in any way the royalty revenue derived from the SideWinder Force Feedback Wheel and its SideWinder Force Feedback Pro Joystick.

Historical Results of Operations

      The following table sets forth our statement of operations data as a percentage of total revenues.

	Year Ended December 31,

	2001	2000	1999

Revenues:
Royalty revenue	27.9%	20.9%	20.2%
Product sales	53.9	53.6	55.4
Development contracts and other	18.2	25.5	24.4

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	31.6	29.4	27.0
Sales and marketing	51.3	72.0	32.4
Research and development	39.2	47.5	50.4
General and administrative	40.0	51.5	48.0
Amortization of intangibles and deferred stock compensation	27.3	33.1	12.7
Acquisition related and other charges	1.2	22.8	10.9

Total costs and expenses	190.6	256.3	181.4

Operating loss	(90.6)	(156.3)	(81.4)
Interest and other income	5.7	16.8	4.7
Interest expense	(4.5)	(5.4)	(9.4)
Other expense	(23.6)	(0.3)	(0.4)

Net loss	(113.0)%	(145.2)%	(86.5)%

Comparison of Years Ended December 31, 2001, 2000, and 1999

Revenues

	2001	Change	2000	Change	1999

Royalty revenue	$5,362	68%	$3,186	44%	$2,211
Product sales	10,360	27%	8,176	35%	6,063
Development contracts and other	3,510	(10)%	3,901	46%	2,668

Total revenue	$19,232	26%	$15,263	39%	$10,942

      Our total revenues for the year ended December 31, 2001 increased by $4.0 million or 26% to $19.2 million from $15.3 million in 2000. Royalty revenue increased by $2.2 million or 68% from 2000 to 2001. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. This increase is mainly due to an increased number of product offerings by our licensees that generate per unit royalties, most notably in the gaming console market, as well as royalties from new licensees. During 2000, royalty revenue included $1.3 million recognized under our agreement with Microsoft which ended mid-July 2000. We did not receive any further revenues or royalties from Microsoft under that agreement from July 2000 through 2001. Product sales increased by $2.2 million or 27% from 2000 to 2001. The increase in product sales is primarily due to an increase in professional medical product sales of $855,000, an increase of $255,000 for our MicroScribe-3D products, an increase of $135,000 in Immersion Processor sales, and new revenue of $659,000 related to sales of our 3D Interaction and Capture products. The increase in medical products sold is attributed to new product introductions and greater market awareness during 2001 versus 2000. Development contract and other revenue decreased by $391,000 or 10% from 2000 to 2001. Development contract and other revenue category is comprised of revenue on commercial and government contracts, which decreased during fiscal 2001 due to a decrease in related development activity on commercial contracts during 2001 as compared to 2000. The decrease in contract activity is mainly attributed to the conclusion of several long-term contracts, which included the LightScribe 3DTMproducts in 2000, and the conscious shift in focus from contract and research and development revenues to product sales.

      Our total revenues for the year ended December 31, 2000 increased to $15.3 million from $10.9 million in 1999, an increase of 39%. Royalty revenue increased by $975,000 or 44% from 1999 to 2000. During 2000 and 1999 royalty revenue included $1.3 million and $1.1 million respectively of revenue recognized under our agreement with Microsoft which ended mid-July 2000. Product sales increased by $2.1 million or 35% from 1999 to 2000. The increase in product sales is primarily due to an increase in professional medical product sales of $606,000, an increase of $338,000 in Immersion Processor sales, an increase of $231,000 for our MicroScribe-3D products and $874,000 related to sales of our 3D Interaction and Capture products. The increase in medical products sold is attributed to new product introductions and an increased salesforce during 2000 versus 1999. Products sold by VTI include the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality applications and CyberForce. The August 2000 acquisition of VTI was accounted for as a purchase and accordingly our financial statements only include the revenue of VTI for four months during fiscal 2000. Development contract and other revenue increased by $1.2 million or 46% from 1999 to 2000. Development contract and other revenue category is comprised of revenue on commercial and government contracts efforts, which increased during fiscal 2000 from an increase in related development activity on commercial contracts, including the Geometrix, Inc. strategic partnership agreement to develop LightScribe-3D products.

Cost of Product Sales

	2001	Change	2000	Change	1999

Cost of product sales	$6,074	35%	$4,496	52%	$2,964
% of product sales	59%		55%		49%

      Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Costs of product sales were $6.1 million in 2001, $4.5 million in 2000 and $3.0 million in 1999. The $1.6 million increase in cost of products sales in 2001 is due to a combination of increased sales volume and increased overhead costs and other costs. Total product sales volume increased by 27% over the prior year and product sales volume increase contributed approximately $734,000 to the increase in cost of product sales from 2000 to 2001. The increase in overhead costs contributed approximately $582,000, increased inventory write downs of $171,000 on our LightScribe 3D products and increased royalties of $101,000 payable to third parties who assisted in the development of our products under various agreements. The shifts in product mix mainly offset each other and only contributed slightly to an increase in costs of product sales as a percentage of product sales during 2000.

      The $1.5 million increase in cost of products sales for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is also due to a combination of increased sales volume and increased overhead costs and other costs. Total product sales volume increased by 35% over the prior year and contributed approximately $1.0 million to the increase in cost of product sales year over year. The increase in overhead costs contributed approximately $400,000. The 6% increase in cost of product sales as a percentage of product sales during 2000 is mainly due to increased overhead costs related to new facilities and new product introductions. The shifts in product mix mainly offset each other and only contributed slightly to an increase in costs of product sales as a percentage of product sales during 2000.

Expenses

	2001	Change	2000	Change	1999

Sales and marketing	$9,868	(10)%	$10,990	210%	$3,547
Research and development	7,548	4%	7,250	31%	5,518
General and administrative	7,694	(2)%	7,855	50%	5,250
Amortization of intangibles and deferred stock compensation	5,252	4%	5,053	265%	1,385
Acquisition related and other charges	224	(94)%	3,481	193%	1,190

      Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses decreased by $1.1 million or 10% in 2001 compared to 2000. The decrease was mainly due to reduced expenses of $850,000 related to corporate identity, advertising, collateral design and production and market development funds, and a $250,000 reduction in expenses due to decreased headcount, employee salary reductions, and corresponding employee benefits. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and target expenses on products rather than the establishment of corporate identity and branding.

      Sales and marketing expenses grew to $11.0 million in 2000 from $3.5 million in 1999. We began considerable planned growth of our sales and marketing team during the fourth quarter of fiscal 1999 to enable us to proliferate our TouchSense technologies across markets, platforms and applications. The significant increase of $7.4 million in 2000 is mainly due to increased headcount and related compensation, benefits, and overhead costs of $3.5 million. Expenses related to corporate identity, advertising, collateral design and production and expenses incurred under our co-marketing agreement with Logitech contributed $1.8 million to the increase of fiscal 2000 over 1999. Increases associated with developer programs and production of showcase applications of our tools of $1.0 million, increased website development and maintenance of $238,000, increased tradeshow expenses of $177,000, and increased travel expenses of $196,000 make up a majority of the remaining variance from 1999 to 2000.

      Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, costs of acquired technology, tooling and supplies and an allocation of facilities costs. Research and development expenses increased to $7.5 million in 2001 from $7.3 million in 2000. The $298,000 or 4% increase in 2001 was due primarily to the research and development costs incurred at our wholly-owned subsidiary VTI during fiscal 2000, which was acquired in a transaction accounted for under the purchase method and therefore are, accordingly, not fully reflected in our 2000 fiscal research and development expenses. These expenses were partially offset by an overall decrease in personnel related expenses due to decreased headcount, employee salary reductions and decreased employee benefits costs. We believe that continued investment in research and development is critical to our future success, and we expect these expenses to increase in absolute dollars in future periods, but decrease as a percentage of total revenues.

      Research and development expenses increased to $7.3 million in 2000 from $5.5 million in 1999. The $1.7 million or 31% increase in 2000 is primarily due to $1.0 million of research and development costs incurred at our wholly-owned subsidiaries Immersion Canada and VTI during fiscal 2000 which were acquired in transactions accounted for under the purchase method and therefore are, accordingly, not reflected in our 1999 fiscal research and development expenses. Increased headcount and related compensation, benefits and overhead costs of $372,000 and increased engineering consulting and prototyping expenses of $312,000 contribute to the remainder of the increase in research and development expenses from 1999 to 2000.

      General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs. General and administrative expenses decreased to $7.7 million in 2001 from $7.9 million in 2000. The $161,000 or 2% decrease in 2001 is primarily due to a decrease in employee headcount, a decrease in salary costs due to salary reductions, and reduced costs in recruiting and other costs related to the implementation of significant cost reductions during 2001. We do expect, however, that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to the litigation against us and an increase in legal fees due to the litigation against both Sony and Microsoft.

      General and administrative expenses increased to $7.9 million in 2000 from $5.3 million in 1999. The $2.6 million or 50% increase in 2000 is primarily due to $1.1 million in employee headcount and related compensation, benefits, and overhead costs, a $582,000 stock compensation charge related to an employment agreement, and $555,000 of increased legal fees, investor fees and other fees related to being a public company. Additionally our fiscal 2000 general and administrative expenses include $453,000 related to charges incurred at our wholly-owned subsidiaries Immersion Canada and VTI which were acquired in transactions accounted for under the purchase method and therefore are, accordingly, not reflected in our 1999 fiscal general and administrative expenses.

      Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation increased by $199,000 or 4%, during the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase in amortization of intangibles of $199,000 is mainly comprised of an increase of $1,364,000 representing the amortization of goodwill and other purchased intangibles, offset by a decrease in deferred stock compensation amortization of $671,000 mainly due to a one-time deferred stock compensation charge in September 2000 related to the acceleration of options upon the consummation of the merger with Immersion Medical and expiration of vesting periods and reversal of deferred stock compensation on terminated employees. In addition, patent amortization decreased by $494,000 during 2001 as compared to 2000.

      Amortization of intangibles and deferred stock compensation increased to $5.1 million in 2000 from $1.4 million in 1999. The year over year increase of $3.7 million from 1999 to 2000 is comprised of a $1.8 million increase in deferred stock compensation and a $1.7 million increase in amortization of goodwill and other purchased intangibles related to the acquisitions of Immersion Canada and VTI. The deferred stock compensation amortization increase is mainly the result of amortization of $1.2 million related to the $5.5 million of deferred stock compensation recorded in conjunction with the assumption of Immersion Canada’s unvested options at the time of acquisition and $309,000 of amortization for the deferred compensation charge related to the acceleration of options upon the consummation of the merger with HT. The increase in amortization of goodwill and purchased intangibles of $1.7 million in 2000 is due to $1.2 million amortization related to the acquisition of Immersion Canada and $537,000 representing four months of amortization of goodwill and other purchased intangibles related to the acquisition of VTI.

      Acquisition Related and Other Charges. During the year ended December 31, 2001 we incurred $224,000 of acquisition related and other charges compared to $3.5 million for the year ended December 31, 2000. The $224,000 mainly consists of $197,000 in severance benefits paid as part of our cost reduction program implemented in 2001, and $27,000 of accounting and legal charges, relating to the merger that occurred in the prior fiscal year. The $3.5 million for the year ended December 31, 2000 represents $887,000 of in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada, $1.2 million for in-process research and development resulting from the August 2000 acquisition of all the outstanding shares of VTI and $1.4 million of merger expenses related to the September 2000 acquisition of Immersion Medical.

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

      Interest and Other Income. Interest and other income, consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $1,472,000 for the year ended December 31, 2001 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments due to lower interest rates. The $2.1 million increase in 2000 from 1999 represents the public offering proceeds less operating cash needs invested for twelve months versus less than two months in 1999.

      Interest Expense. Interest expense consists primarily of interest and warrant expense on long-term debt. Interest expense was $859,000 in 2001, $826,000 in 2000 and $1.0 million in 1999 and consists primarily of interest expense on the Company’s secured convertible promissory note and other notes payable

      The decrease of $200,000 in 2000 from 1999 was mainly due to additional interest expense incurred during 1999 on the recalculation of interest due on the initial investment by Maryland Health Care Product Development Corp., Cook, Inc. and the Maryland Department of Business and Economic Development from 14% to 25% at the time the Company converted their liability to a combination of cash and equity resulting in an expense of $422,000 offset by increases in 2000 interest expense on the Medtronic note of $143,000 and other notes of $81,000.

      Other Expense. Other expense consists primarily of noncash write downs of certain investments in privately held companies and interest on loans on these investments and losses on the disposal of property and equipment. Other expense was $4.5 million in 2001, $44,000 in 2000 and $42,000 in 1999. Other expense in 2001 consists primarily of a noncash write down of $4.3 million of our investments in two early stage technology companies, EndPoints, Inc. and Geometrix, Inc. and $239,000 of interest due to us from our investment in Geometrix. Other expense in 2000 and 1999 consists of losses on the disposal of property and equipment and other miscellaneous items.

Segment Results for the Years Ended December 31, 2001 and 2000 are as follows:

      The Company designs, develops, produces, markets and licenses products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company’s acquisitions during 2000 expanded its technology and product offerings and markets. As a result, the Company has reevaluated its reporting structure in the third quarter of 2001. Previously the Company had only one operating and reportable segment but under the new structure the Company has two operating and reportable segments. A description of the types of products and services provided by each operating segment is as follows:

      Immersion Computing, Entertainment and Industrial develops and markets TouchSense and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

	Year Ended
	December 31,

	2001	2000	% Change

	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$14,174	$12,126	17%
Immersion Medical	5,090	3,152	61%
Intersegment eliminations	(32)	(15)

Total	$19,232	$15,263	26%

Net Loss:
Immersion Computing, Entertainment and Industrial	$(16,330)	$(15,035)	9%
Immersion Medical	(5,411)	(7,133)	(24)%
Intersegment eliminations	(5)	(4)

Total	$(21,746)	$(22,172)	(2)%

      Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment increased $2.0 million, or 17% for the year ended December 31, 2001 compared to the year ended December 31, 2000. The increase is mainly due to increased royalties and industrial product sales. Net loss for the year ended December 31, 2001 increased by $1.3 million or 9% as compared to the year ended December 31, 2000, principally due to the write down of other investments of $4.3 million, decrease in other income of $1.5 million, offset by a reduction in sales and marketing costs of $1.9 million and a decrease in acquisition related and other charges of $3.2 million.

      Immersion Medical segment. Revenues from Immersion Medical increased $1.9 million or 61% for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a $1.2 million increase in product sales and $700,000 in development contract revenue. Net loss for the year ended December 31, 2001 decreased $1.7 million or 24% compared to the year ended December 31, 2000. Net loss for the year ended December 31, 2001 decreased mainly due to increased gross profit, a decrease in acquisition related and other charges of $84,000, offset by an increase in sales and marketing expenses of $754,000.

Liquidity and Capital Resources

      Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

      At December 31, 2001 our cash, cash equivalents and short-term investments totaled $12.9 million, down $12.9 million from $25.8 million at December 31, 2000.

      Net cash used in operating activities during the fiscal year 2001 was $12.9 million, a decrease of $4.3 million from the $17.2 million used during the comparable period during the fiscal year 2000. Cash used in operations during the year ended December 31, 2001 was comprised of a $21.7 million net loss, an increase of $343,000 in accounts receivable, an increase of $824,000 in prepaid expenses and other assets and a $1.0 million decrease due to a change in accounts payable and accrued liabilities mainly due to timing of payments to vendors and reduced operating expenditures. Cash used in operations was offset by noncash charges and credits of $7.0 million, including amortization of intangibles and deferred stock compensation of $5.3 million, and the write down of our investments in two early stage technology companies EndPoints, Inc. and Geometrix, Inc. of $4.3 million and the write down of $239,000 of interest receivable on loans on these investments. Net cash used in operating activities during 2000 was $17.2 million, primarily attributable to a net loss of $22.2 million, an increase of $2.2 million in accounts receivable, an increase in prepaid expenses and other assets of $1.0 million, and an increase in inventories of $524,000 partially offset by noncash charges of $8.8 million. Net cash used in operating activities during 1999 was $2.4 million, primarily attributable to a net loss of $9.5 million partially offset by noncash charges of $4.5 million, a $1.5 million increase in deferred revenue and increases in accounts payable and accrued liabilities of $1.3 million. Other current liabilities at December 31, 1999 included deferred revenue of $1.7 million. Of this amount, $1.3 million represented the unamortized portion of the $2.35 million license payment received from Microsoft in July 1999.

      Net cash provided by investing activities during the fiscal year 2001 was $795,000, as opposed to the $9.0 million used during the same period last year. Net cash provided by investing during the year was made up of $3.4 million of sales and maturities of short-term investments, offset by short-term investment purchases of $3.6 million and $612,000 used to purchase property and equipment for our corporate facilities and information technology infrastructure. Net cash used in investing activities during 2000 was $9.0 million and primarily consisted of purchases of $21.9 million of short-term investments, investments in early stage technology companies of $6.5 million, purchases of property and equipment of $2.8 million and $2.1 million for acquisitions, net of cash acquired primarily offset by sales of short-term investments of $24.3 million. Net cash used in investing activities during 1999 was $6.1 million and primarily consisted of purchases of $4.8 million of short-term investments and $1.7 million of property and equipment, intangibles, and other assets, offset by $403,000 from sales of short-term investments. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

      Net cash provided by financing activities during 2001 was $660,000, and arose primarily from the net proceeds from the exercise of stock options, and issuance of stock and the collection of a note payable of $17,000 offset by the payment on capital leases of $120,000. Net cash provided by financing activities during 2000 was $683,000, and arose primarily from the net proceeds from the exercise of stock options, warrants and issuance of stock of $780,000 offset by the payment on notes payable and capital leases of $96,000. Net cash provided by financing activities during 1999 was $52.5 million, and consisted primarily of net proceeds of $48.3 million from our initial public offering of common stock in November, 1999, net proceeds from notes payable of $3.9 million, and $323,000 from the exercise of stock options and warrants.

      We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We have taken measures to control our costs in 2001 and will continue our cost control efforts during 2002. We have implemented an Executive salary reduction plan in February 2002. We do, however, expect our legal costs to increase in 2002, as a result of our lawsuits against both Sony and Microsoft. We anticipate that capital expenditures for the year ended December 31, 2002 will total approximately $500,000 in connection with anticipated growth in operations and infrastructure. Our convertible note payable with Medtronic matures in August 2002, and if we are unable to negotiate an extension or if either Medtronic or us decide not to convert the note into our common stock, we would be required to pay the note in full which would utilize over $4.0 million of our cash. If cash repayment of the note occurs, we may elect to raise additional capital through debt or equity financing in order to have a supply of cash for future periods. If we acquire one or more businesses or products, our capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may need to raise additional capital there is no assurance that necessary additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001 (in thousands):

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-Term Debt(1)	$4,602	$4,519	$83	$—	$—
Capital Lease Obligations	81	30	51	—	—
Operating Leases	5,528	1,195	2,409	1,108	816

Total Contractual Cash Obligations	$10,211	$5,744	$2,543	$1,108	$816

(1)	Of the $4.6 million, $3.9 million represents a convertible note payable to Medtronic, Inc. due on August 10, 2002. This note can be converted by the holder into shares of our common stock on or prior to the maturity date. We are currently assessing various options under the note including but not limited to the following: extending the maturity date of the note, negotiating a conversion prior to or on the date of maturity of the note, that may result in a noncash debt conversion expense in 2002 and full cash repayment at maturity.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, patents and intangible assets, inventories, contingencies, and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as “available-for-sale.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when realized on our consolidated statements of operations. We have a policy in place to review our short-term investments on a regular basis to evaluate whether or not these investments have experienced an other-than-temporary decline in fair value. During the year ended December 31, 2001, we did not record any impairment losses related to any of our cash equivalents and our short-term investments.

      We derive our revenues from three principle sources: royalties, product sales, and development contracts. Royalty revenues are based on royalty reports or related information received from our licensees. If this information is incorrect or inaccurate it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. Development contract revenues are recognized under the cost-to-cost percentage of completion accounting method based on physical completion of the work to be performed. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

      We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our customers’ ability to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. To date such estimated losses have been within our expectations.

      We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized and defer warranty related revenue over the related warranty term.

      We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets, in addition changes could affect the amount of future period amortization expense that we will incur. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and will be required to analyze our goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

      We maintain reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

      We are also involved in several legal proceedings, which could adversely affect our business and results of operations. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of our legal cases. We anticipate that litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with litigation. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

Recent Accounting Pronouncements

      As required, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001. Generally the Company has not utilized derivative financial instruments for any purposes or engage in any hedging activities.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill with an expected net carrying value of $3.7 million. Amortization expense related to goodwill, which will cease upon the adoption of SFAS No. 142, was $1.4 million, $950,000 and $0 during the years ended December 31, 2001, 2000, and 1999 respectively. The Company is currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. We intend to adopt this statement effective January 1, 2003. We do not believe that adoption of this statement will materially impact our financial position, results of operations or cash flows.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we will adopt this new accounting standard on January 1, 2002. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

      The Company has equity investments in several privately held companies. The Company intends to hold its equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of its review, of the fair value of these investments, the Company recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments during the third quarter of 2001. The remaining cost basis of these investments on the Company’s Consolidated Balance Sheet is $2.2 million. The Company will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of December 31, 2001, management has determined that the carrying value of these investments at $2.2 million is appropriate.

Item 8.     Financial Statements and Supplementary Data

IMMERSION CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Immersion Corporation:

      We have audited the consolidated balance sheets of Immersion Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Immersion Corporation and HT Medical Systems, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the consolidated statements of operations, stockholders’ deficit, and cash flows of HT Medical Systems, Inc. for the year ended May 31, 2000, which statements reflect total revenues of $2,925,000 for the year then ended. Those statements were audited by other auditors whose report (which included an explanatory paragraph with respect to substantial doubt about HT Medical Systems, Inc.’s ability to continue as a going concern and management’s plan described in Note 11 to HT Medical Systems, Inc.’s financial statements not separately presented herein) has been furnished to us, and our opinion, insofar as it relates to the amounts included for HT Medical Systems, Inc. for such period, is based solely on the report of such other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immersion Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California

February 6, 2002

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

HT Medical Systems, Inc.

      We have audited the consolidated statements of operations, stockholders’ deficit, and cash flows of HT Medical Systems for the year ended May 31, 2000 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of HT Medical Systems, Inc. for the year ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that HT Medical Systems, Inc. will continue as a going concern. As more fully described in Note 11, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions in addition to the Company’s limited capital resources raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

McLean, Virginia
July 21, 2000

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$10,381	$23,474
Short-term investments	2,545	2,360
Accounts receivable (net of allowances for doubtful accounts of:
2001, $356; and 2000, $227)	3,779	3,675
Inventories	1,965	1,709
Prepaid expenses and other current assets	1,179	1,306

Total current assets	19,849	32,524
Property and equipment, net	2,918	3,606
Purchased intangibles and other assets, net	12,058	14,864
Other investments	2,200	6,500

Total assets	$37,025	$57,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$1,720
Accrued compensation	1,158	1,042
Other current liabilities	1,540	2,077
Current portion of long-term debt	4,519	100
Current portion of capital lease obligation	22	20

Total current liabilities	7,961	4,959
Long-term debt, less current portion	83	3,835
Capital lease obligation, less current portion	47	68
Warrant liability	120	289

Total liabilities	8,211	9,151

Commitments and contingencies (Notes 11 and 18)
Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2001, 18,973,108; 2000, 18,476,061	89,294	89,334
Warrants	1,990	1,990
Deferred stock compensation	(2,956)	(5,255)
Accumulated other comprehensive income (loss)	(19)	40
Note receivable from stockholder	—	(17)
Accumulated deficit	(59,495)	(37,749)

Total stockholders’ equity	28,814	48,343

Total liabilities and stockholders’ equity	$37,025	$57,494

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

Revenues:
Royalty revenue	$5,362	$3,186	$2,211
Product sales	10,360	8,176	6,063
Development contracts and other	3,510	3,901	2,668

Total revenues	19,232	15,263	10,942
Costs and expenses:
Cost of product sales	6,074	4,496	2,964
Sales and marketing	9,868	10,990	3,547
Research and development	7,548	7,250	5,518
General and administrative	7,694	7,855	5,250
Amortization of intangibles and deferred stock compensation(*)	5,252	5,053	1,385
Acquisition related and other charges	224	3,481	1,190

Total costs and expenses	36,660	39,125	19,854

Operating loss	(17,428)	(23,862)	(8,912)
Interest and other income	1,088	2,560	510
Interest expense	(859)	(826)	(1,026)
Other expense	(4,547)	(44)	(42)

Net loss	(21,746)	(22,172)	(9,470)
Redeemable convertible preferred stock accretion	—	—	6

Net loss applicable to common stockholders	$(21,746)	$(22,172)	$(9,476)

Basic and diluted net loss per share	$(1.16)	$(1.25)	$(1.21)

Shares used in calculating basic and diluted net loss per share	18,702	17,719	7,852

(*)Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$3,756	$2,886	$1,033
Deferred stock compensation — sales and marketing	10	176	61
Deferred stock compensation — research and development	1,231	1,442	72
Deferred stock compensation — general and administrative	255	549	219

Total	$5,252	$5,053	$1,385

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

							Accumulated
	Convertible						Other
	Preferred Stock		Common Stock			Deferred	Comprehensive
						Stock	Income
	Shares	Amount	Shares	Amount	Warrants	Compensation	(Loss)

Balances at January 1, 1999	4,267,329	$6,955	5,321,246	$3,747	$85	$(107)	$1
Net loss
Change in net unrealized gains from short-term investments							18
Comprehensive loss
Issuance of common stock upon conversion of investment agreement			55,762	862
Issuance of common stock			68,517	995
Issuance of common stock warrants			7,061	—
Exercise of convertible preferred stock warrants	72,630	108		62	(62)
Warrants issued for services					808
Warrants issued with debt					1,165
Exercise of stock options			460,336	215
Issuance of common stock and options for patents			1,379,970	5,092
Issuance of stock options for license agreement				129
Issuance of common stock options for services			76,665	770
Deferred stock compensation				2,494		(2,494)
Amortization of stock compensation						400
Reversal of deferred stock compensation due to cancellation of stock options				(83)		35
Issuance of common stock in connection with initial public offering net of expenses of $1,620			4,473,736	48,307
Conversion of preferred stock to common stock	(4,339,959)	(7,063)	4,339,959	7,063
Conversion of redeemable preferred stock to common stock			863,771	1,482
Preferred stock accretion

Balances at January 1, 2000	—	—	17,047,023	71,135	1,996	(2,166)	19
Net loss
Change in net unrealized gains from short-term investments							(20)
Foreign currency translation adjustment							41
Comprehensive loss
Issuance of common stock in connection with the acquisition of Immersion Canada			141,538	5,513
Exercise of common stock warrants			103,363	74	(6)
Issuance of stock for ESPP purchase			26,165	267
Exercise of stock options			799,870	446
Payment for fractional shares			(47)	(2)
Issuance of stock and options as compensation			37,565	590
Adjustment for change in Immersion Medical’s fiscal year-end
Deferred stock compensation				5,875		(5,875)
Reversal of deferred stock compensation due to cancellation of stock options				(690)		690
Amortization of deferred stock compensation						2,096
Issuance of common stock in connection with the acquisition of VTI			320,584	6,126

Balances at January 1, 2001	—	$—	18,476,061	$89,334	$1,990	$(5,255)	$40

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Note
	Receivable			Total
	from	Accumulated		Comprehensive
	Stockholder	Deficit	Total	Loss

Balances at January 1, 1999	$(17)	$(8,528)	$2,136
Net loss		(9,470)	(9,470)	$(9,470)
Change in net unrealized gains from short-term investments			18	18

Comprehensive loss				$(9,452)

Issuance of common stock upon conversion of investment agreement			862
Issuance of common stock			995
Issuance of common stock warrants			0
Exercise of convertible preferred stock warrants			108
Warrants issued for services			808
Warrants issued with debt			1,165
Exercise of stock options			215
Issuance of common stock and options for patents			5,092
Issuance of stock options for license agreement			129
Issuance of common stock options for services			770
Deferred stock compensation			—
Amortization of stock compensation			400
Reversal of deferred stock compensation due to cancellation of stock options			(48)
Issuance of common stock in connection with initial public offering net of expenses of $1,620			48,307
Conversion of preferred stock to common stock			—
Conversion of redeemable preferred stock to common stock			1,482
Preferred stock accretion		(6)	(6)

Balances at January 1, 2000	(17)	(18,004)	52,963
Net loss		(22,172)	(22,172)	$(22,172)
Change in net unrealized gains from short-term investments			(20)	(20)
Foreign currency translation adjustment			41	41
Comprehensive loss				$(22,151)

Issuance of common stock in connection with the acquisition of Immersion Canada			5,513
Exercise of common stock warrants			68
Issuance of stock for ESPP purchase			267
Exercise of stock options			446
Payment for fractional shares			(2)
Issuance of stock and options as compensation			590
Adjustment for change in Immersion Medical’s fiscal year-end		2,427	2,427
Deferred stock compensation			—
Reversal of deferred stock compensation due to cancellation of stock options			—
Amortization of deferred stock compensation			2,096
Issuance of common stock in connection with the acquisition of VTI			6,126

Balances at January 1, 2001	$(17)	$(37,749)	$48,343

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS (Continued)
(In thousands, except share and per share amounts)

							Accumulated
	Convertible						Other
	Preferred Stock		Common Stock			Deferred	Comprehensive
						Stock	Income
	Shares	Amount	Shares	Amount	Warrants	Compensation	(Loss)

Balances at January 1, 2001	—	$—	18,476,061	$89,334	$1,990	$(5,255)	$40
Net loss
Change in net unrealized gains from short=term investments							2
Foreign currency translation adjustment							(61)
Comprehensive loss
Repayment of Note from Shareholder
Issuance of stock for ESPP purchase			41,824	297
Exercise of stock options			455,223	466
Reversal of deferred stock compensation due to cancellation of stock options				(803)		803
Amortization of deferred stock compensation						1,496

Balances at December 31, 2001	—	$—	18,973,108	$89,294	$1,990	$(2,956)	$(19)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Note
	Receivable			Total
	from	Accumulated		Comprehensive
	Stockholder	Deficit	Total	Loss

Balances at January 1, 2001	$(17)	$(37,749)	$48,343
Net loss		(21,746)	(21,746)	$(21,746)
Change in net unrealized gains from short=term investments			2	2
Foreign currency translation adjustment			(61)	(61)
Comprehensive loss				$(21,805)

Repayment of Note from Shareholder	17		17
Issuance of stock for ESPP purchase			297
Exercise of stock options			466
Reversal of deferred stock compensation due to cancellation of stock options			—
Amortization of deferred stock compensation			1,496

Balances at December 31, 2001	$—	$(59,495)	$28,814

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(21,746)	$(22,172)	$(9,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,263	732	384
Amortization of discount on notes payable	451	285	319
Amortization of intangibles	3,756	2,886	1,033
Amortization of deferred stock compensation	1,496	2,096	352
In-process research and development	—	2,045	1,190
Loss on sale of equipment	34	15	—
Loss on writedown of investments	4,300
Loss on writedown of interest receivable	239
Stock and options issued for consulting services and other	—	590	770
Fair value adjustment for warrant liability	(169)	—	—
Noncash interest expense	316	175	453
Changes in operating assets and liabilities:
Accounts receivable	(344)	(2,217)	371
Inventories	(256)	(524)	(308)
Prepaid expenses and other current assets	(824)	(1,002)	(378)
Accounts payable	(1,034)	(137)	514
Accrued liabilities	(430)	784	829
Deferred revenue and customer advances	21	(805)	1,505

Net cash used in operating activities	(12,927)	(17,249)	(2,436)

Cash flows from investing activities:
Purchases of short-term investments	(3,564)	(21,873)	(4,764)
Sales and maturities of short-term investments	3,381	24,274	403
Purchase of property and equipment	(612)	(2,839)	(1,153)
Proceeds from sale of equipment	—	10	—
Purchases of patents and technology	—	—	(445)
Acquisitions, net of cash acquired	—	(2,060)	—
Other assets and investments	—	(6,500)	(140)

Net cash used in investing activities	(795)	(8,988)	(6,099)

Cash flows from financing activities:
Issuance of common stock	297	265	995
Exercise of stock options	466	446	215
Exercise of warrants	—	68	108
Net proceeds from capital leases	—	—	41
Payment on notes payable and capital leases	(120)	(96)	(85)
Proceeds from (payments on) note due to shareholder	17	—	(60)
Proceeds from notes payable	—	—	3,887
Payoff of investment agreement	—	—	(862)
Issuance of common stock in connection with public offering	—	—	48,307

Net cash provided by financing activities	660	683	52,546

Effect of exchange rates on cash and cash equivalents	(31)	(5)	—

Net (decrease) increase in cash and cash equivalents	(13,093)	(25,559)	44,011
Adjustment for change in Immersion Medical’s fiscal year-end	—	2,427	—
Cash and cash equivalents:
Beginning of year	23,474	46,606	2,595

End of year	$10,381	$23,474	$46,606

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$2	$—

Cash paid for interest	$92	$83	$487

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains (losses) from short-term investments	$2	$(20)	$18

Issuance of equity instruments for patents, technology and licenses	$—	$—	$5,221

Issuance of warrants for services	$—	$—	$808

Accretion of redeemable preferred stock	$—	$—	$6

Asset purchased under capital lease	$—	$—	$45

Conversion of investment agreement to equity	$—	$—	$862

Issuance of warrants for debt	$—	$—	$1,165

Assumption of stock options for acquisition	$—	$58	$—

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000, and 1999

1.     Significant Accounting Policies

      Description of Business — Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that enable users to interact with computers using their sense of touch.

      Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation. In September 2000, Immersion acquired all outstanding shares of Immersion Medical, Inc.’s (formerly HT Medical Systems, Inc.) common and preferred stock in a merger accounted for as a pooling of interest (see Note 3). Accordingly, the consolidated financial statements have been restated for all periods presented as if Immersion and Immersion Medical had always been combined.

      Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all cash and cash equivalents are custodied with two major financial institutions.

      Short-Term Investments — Short-term investments consist primarily of highly liquid debt instruments purchased with an original maturity at the date of purchase of greater than 90 days and investments in mutual funds. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

      Inventories — Inventories are stated at the lower of cost (principally on a standard cost basis which approximates FIFO) or market.

      Property and Equipment — Property is stated at cost and is generally depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are as follows:

Machinery and equipment	3-5 years
Computer equipment and purchased software	3 years
Furniture and fixtures	5-7 years

      Leasehold improvements are amortized over the shorter of the lease term or their useful life.

      Purchased Intangibles and Other Assets — Purchased intangibles and other assets are comprised of purchased patents and technology and goodwill and other intangibles resulting from business combinations. Purchased patents and technology are stated at cost and are amortized over the shorter of the remaining life of the patent or the estimated useful life of the technology, generally nine years. Goodwill and other intangibles resulting from business combinations are stated at cost and are amortized over their estimated used lives ranging from 18 months to 9 years (See Note 2 and Note 3).

	December 31,

	2001	2000

	(In thousands)
Purchased patents and technology, net	$4,511	$4,645
Goodwill and other intangibles, net	7,044	10,136
Other assets	503	83

Total	$12,058	$14,864

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      Accumulated amortization on purchased patents and technology was $1.9 million and $1.3 million at December 31, 2001 and 2000 respectively. Accumulated amortization on goodwill and other intangibles was $4.8 million and $1.7 million at December 31, 2001 and 2000 respectively.

      Long-Lived Assets — The Company reviews for the impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. As of December 31, 2001, management believes that no impairment losses are required.

      Product Warranty — The Company sells the majority of its products with warranties ranging from three to twelve months. Historically, warranty-related costs have not been significant.

      Note Receivable from Stockholder — The note receivable from stockholder was issued in exchange for common stock, bears interest at 5.39% per annum and was paid in March 2001.

      Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment for product sales.

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

      Cash payments received in advance of product or service revenue are recorded as deferred revenue.

      At December 31, 2001, the Company has no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.

      Advertising — Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $817,000, $926,000, and $213,000 in 2001, 2000, and 1999 respectively.

      Research and Development — Research and development costs are expensed as incurred. The Company has generated revenues from development contracts with the U.S. government and other commercial customers that have enabled it to accelerate its own product development efforts. Such development revenues have only partially funded the Company’s product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses.

      Income Taxes — The Company provides for income taxes using the asset and liability approach defined by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

      Software Development Costs — Certain of the Company’s products include software. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed. The Company considers technological feasibility to be established upon completion of a working model of the software and the related hardware. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

      Stock-Based Compensation — The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the Company had adopted the fair value based method of accounting for stock options, are presented in the “Stock-Based Compensation” (see Note 12). The Company accounts for stock-based awards to non-employees in accordance with EITF 96-18.

      Comprehensive Income (Loss) — Comprehensive income (loss) includes net loss as well as other items of comprehensive income (loss). The Company’s other comprehensive loss consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income (loss) are presented in the accompanying Consolidated Statement of Stockholders’ Equity and Comprehensive Loss. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheet.

      Net Loss per Share — Basic net loss per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive because of the Company’s net losses.

      Use of Estimates — The preparation of consolidated financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Concentration of Credit Risks — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests primarily in money market accounts, commercial paper, and debt securities of U.S. government agencies. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company sells products primarily to companies in North America, Europe and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: its ability to obtain additional financing; the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s products; market acceptance of the Company’s and its licensees’ products under development; the availability of contract manufacturing capacity; development of sales channels; litigation or other claims against the Company; the hiring, training and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

      Fair Value of Financial Instruments — Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. The recorded cost of accounts receivable, accounts payable and long-term debt approximate the fair value of the respective assets and liabilities.

      Derivative Instruments and Hedging Activities — As required, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001. Generally the Company has not utilized derivative financial instruments for any purposes or engage in any hedging activities.

      Recently Issued Accounting Standards — In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill with an expected net carrying value of $3.7 million. Amortization expense related to goodwill, which will cease upon the adoption of SFAS No. 142, was $1.4 million, $950,000 and $0 during the years ended December 31, 2001, 2000, and 1999 respectively. The Company is currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. We intend to adopt this statement effective January 1, 2003. The Company’s management does not believe that adoption of this statement will materially impact our financial position, results of operations or cash flows.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we will adopt this new accounting standard on January 1, 2002. The Company’s management believes the adoption of SFAS No. 144 will not have a material impact on our financial statements.

      Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation

2.     Purchased Patents and Technology

      In February 1999, the Company acquired certain patents and related materials pertaining to touch-enabling technology from another company in exchange for $25,000 in cash and 88,770 shares of the Company’s common stock.

      In March 1999, the Company acquired certain additional patents relating to touch-enabling technologies and in-process research and development from another company in exchange for 1,291,200 shares of the Company’s common stock with an estimated fair value of $4,720,000. The aggregate purchase price of $4,807,000 (including acquisition and other costs) has been allocated $3,617,000 to purchased patents and technology and $1,190,000 to acquired in-process research and development. The purchased patents and technology are being amortized over the estimated useful life of nine years. The allocation of the purchase price to the respective intangibles was based on management’s estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission’s views on purchased in-process research and development as set forth in its September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the determination that none of the technology development had been completed at the time of acquisition; and (iv) the allocation to in-process research and development based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process. As indicated above, the Company recorded a one-time charge of $1,190,000 upon the acquisition in March 1999 for purchased in-process research and development related to five development projects. The charge related to the portion of these projects that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management’s conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

      The first of these projects is a flexible force feedback development environment that allows developers to choose the level of complexity/ functionality that fits their needs. At the time of acquisition, the development was 81% complete and the estimated cost to complete this development was $438,000. The resulting technology from this project was combined with existing software technology from Immersion to become key features in Immersion Studio and Immersion Desktop, both of which were released and began shipping in September 2000. The second of these projects, a three-degree-of-freedom joystick, gives the operator smooth, intuitive movement and feedback along three axes — roll, pitch and yaw — using brushless motor and encoder technology. At the time of acquisition, the development was 36% complete and the estimated cost to complete this development was $109,000. Management expects products based on this technology to become available in 2003. The third of these projects, a six-degree-of-freedom hand controller, is a small back drivable robot that moves in six degrees of freedom, three linear positions and attitudes. At the time of acquisition, the development was 70% completed and the estimated cost to complete this development was $88,000.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

Management has redirected the development of this product to address specific needs in the Medical and 3D content capture markets and expects to begin shipping products in 2003. The fourth project is a Flight Yoke, which provides the intuitive motion and feel of an airplane control yoke. It translates in and out to control the pitch, rotates for roll control, and provides the corresponding feel along these axes of motion. At the time of acquisition, the development was 49% completed and the estimated cost to complete this development was $175,000. Management expects that licensees will ship products in fiscal 2003. The fifth development project is a device that allows the user to physically interact with computer generated three-dimensional objects. At the time of acquisition, the development was 11% completed and the estimated cost to complete this development was $248,000. The resulting technology from this project was combined with existing technology from Immersion and is currently integrated in the CyberGrasp and CyberForce products, both of which were released and began shipping in 2000.

      The Company began to benefit from the acquired research and development of these products once they began shipping. Future benefits will depend on the continued success of these products and the future products, which may result from completion of the remaining projects. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by the Company’s and the seller’s management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and the seller, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or “investment value” related to the acquisition. As there were no existing products acquired, separate projected cash flows were prepared for only the in-process projects.

      These projected results were based on the number of units sold times the expected average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the existing technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the in-process technologies, a discount rate of 30% was used. The discount rate considered both the status and risks associated with the cash flows at the acquisition date. Revenues from the in-process products commenced in 2000 and are expected to continue in 2002 as the remaining products are completed and begin to ship. Initial annual revenue growth rates after introduction were projected to exceed 50% and decline to less than 15% by 2005. Gross margins from these products are anticipated to be consistent with the gross margins from its other products.

      The technology was acquired in a transaction that was tax-free to the seller and, as a result, the Company has a minimal tax basis in the acquired technology. Accordingly, a deferred tax liability of $1,410,000 has been recorded for the difference in the book and tax bases of the acquired assets. This resulted in the concurrent recognition of previously reserved deferred tax assets of an equal amount. Also, in connection with this acquisition, the Company entered into a consulting arrangement with the seller to provide consulting services related to the development of various platforms of touch-enabling technology, and collaborate with the Company, in executing development agreements with the U.S. government and other commercial customers for a three-year period. In consideration for certain consulting services and rights, the Company granted to the seller a warrant to purchase 322,800 shares of the Company’s common stock at $3.66 per share (see Note 12)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

paid the seller $150,000 in 1999, $75,000 in 2000 and $75,000 in 2001. The consideration for the consulting services of $1,108,000, including the estimated fair value of the warrant ($808,000), was recorded as prepaid expenses and noncurrent other assets and was amortized over the two-year estimated period of benefit of the consulting services. Amortization expense incurred on the consulting agreement was $482,000, $578,000 and $0 in 1999, 2000 and 2001 respectively. The warrants were fully vested at the date of grant. Accordingly, the fair value of the warrants was determined at the date of grant using the methods specified by SFAS No. 123, Accounting for Stock-Based Compensation, with the following assumptions: expected life, 10 years; risk free interest rate, 5.7%; volatility, 50%; and no dividends during the expected term.

      During 1999, in consideration for a technology license agreement, the Company issued an option to purchase 20,175 shares of common stock at an exercise price of $3.66 per share. The Company has recorded the estimated fair value of the option of $129,000 as purchased patents and technology (see Note 12).

3.     Business Combinations

Purchase Transactions

      In March 2000, the Company acquired all outstanding shares of Montreal-based Immersion Canada Inc. (“Immersion Canada”) formally named Haptic Technologies Inc. for approximately $6.8 million, consisting of 141,538 shares of the Company’s common stock and $338,000 paid in cash. Immersion Canada develops and markets hardware and software that brings the sense of touch to computing environments. As a result of the acquisition, Immersion Canada became a wholly owned subsidiary of Immersion and will continue operations in Montreal, Canada. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company’s reported results of operations

      In connection with the transaction, the Company assumed unvested options of Immersion Canada resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years.

      The aggregate purchase price of $6.8 million (including acquisition costs) was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:
Tangible assets	$416
In-process research and development	887
Intangible assets:
Goodwill	3,979
Core technology	871
Developed technology	396
Workforce	139
Pending patents	65

$6,753

      The goodwill, core technology, and pending patents are being amortized over their estimated useful lives of 4 years. The developed technology and workforce are being amortized over their estimated useful lives of 3 and 2 years, respectively. The allocation of the purchase price to the respective intangibles was based on management’s estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission’s views on purchased in-process research and development as set forth in its

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

      As indicated above, the Company recorded a one-time charge of $887,000 upon the acquisition in March 2000 for purchased in-process research and development related to three development projects. The charge related to the portion of these products that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management’s conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

      The first of these projects focuses on providing products for moving vehicles that use computers in their instrumentation and control panels and targets both end-user in-vehicle systems and design phase solutions. The product being developed is a software product to be bundled with a haptic peripheral device. The software product is designed to provide a touch feedback module for the peripheral device, which will introduce the sense of touch into the interface allowing designers to feel the buttons on the screen as they design the control panel. This product is expected to be released in late FY 2002 and at the time of the acquisition was approximately 50% complete with estimated costs to complete the development of $60,000. The second of these projects is the MilleniumCat technologies, aimed at the multimedia market that will offer a full high fidelity affordable haptic device. Immersion Canada currently sells the PenCat/Pro, a stylus based touch-enabled computer interface device. The MilleniumCat product will be the next generation PenCat/Pro offering both the hardware device utilizing a mouse and the next generation multimedia feedback technology associated with Immersion Canada’s developed suite of products that combine audio, graphics, speech, video and other media into one package solution for customers. This product is expected to be released late FY 2002 and at the time of the acquisition was estimated to be 67% complete with estimated costs to complete the development at $50,000. The third of these projects is aimed at the engineering and artistic creation market. Immersion Canada’s current product PenCat/Pro targets 3D designers that have a need for advanced input technologies. The PenCat/Pro product used by 3D designers will be replaced by the MilleniumCat product in FY 2002. While this product incorporates much of the MilleniumCat product, it will require some additional software and a different user interface and thus at the time of the acquisition was estimated at 40% complete with estimated costs to complete development of $20,000.

      The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by Immersion Canada’s management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to the total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from both the Company and Immersion Canada, and when estimating the value of the

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or “investment value” related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold times the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 15%, 20%, and 25% were used respectively. The discount rates considered both the status and risks associated with the cash flows at the acquisition date. Projected revenues from the developed technologies are expected to continue through the beginning of FY 2002, while revenue from in-process technologies are expected to commence late FY 2002 and continue through a portion of FY 2004.

      In August 2000, the Company acquired all outstanding shares of Virtual Technologies Inc. (“VTI”) for approximately $7.75 million, consisting of 320,584 shares of the Company’s common stock and $965,000 paid in cash. During the fourth quarter of 2000, the Company had incurred an additional $242,000 of acquisition related charges. VTI develops and markets hardware and software products that are used throughout the world in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications as well as research. As a result of the acquisition, VTI became a wholly owned subsidiary of Immersion. The acquisition was accounted for using the purchase method and accordingly the acquired assets and liabilities were recorded at their fair market values at the date of acquisition. Pro forma results of the combined operations have not been presented as they are not materially different from the Company’s reported results of operations.

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

      The aggregate purchase price of $8.0 million (including acquisition costs) was allocated among the assets acquired (including acquired in-process research and development) as follows (in thousands):

Purchase price allocation:
Tangible assets	$419
In-process research and development	1,158
Intangible assets:
Goodwill	2,056
Core technology	2,344
Developed technology	552
Workforce	394
Patents	855
Trade name	214

$7,992

      The goodwill, core technology, patents, and trade name are being amortized over their estimated useful lives of 5 years. The developed technology and workforce are being amortized over their estimated useful lives of 1.5 and 2 years, respectively. The allocation of the purchase price to the respective intangibles was based on management’s estimates of the after-tax cash flows and gave explicit consideration to the Securities and Exchange Commission’s views on purchased in-process research and development as set forth in its

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

September 9, 1998 letter to the American Institute of Certified Public Accountants. Specifically, the valuation gave consideration to the following: (i) the employment of a fair market value premise excluding any Company-specific considerations that could result in estimates of investment value for the subject assets; (ii) comprehensive due diligence concerning all potential intangible assets; (iii) the value of existing technology was specifically addressed, with a view toward ensuring the relative allocations to existing technology and in-process research and development were consistent with the relative contributions of each to the final product; and (iv) the allocation to in-process research and development was based on a calculation that considered only the efforts completed as of the transaction date, and only the cash flow associated with these completed efforts for one generation of the products currently in process.

      As indicated above, the Company recorded a one-time charge of $1.2 million upon the acquisition in August 2000 for purchased in-process research and development related to three development projects. The charge related to the portion of these products that had not reached technological feasibility, had no alternative future use and for which successful development was uncertain. Management’s conclusion that the in-process development effort had no alternative future use was reached in consultation with the engineering personnel from both the Company and the seller.

      The first of these projects is the development of SimStudio, a software product solution which will enable digital testing and evaluation of prototypes. SimStudio will permit digital prototypes to be tested for ease of assembly and inspected for fit, functionality and ergonomics by virtual design teams located anywhere in the world, working collaboratively and in real time. This product was released in the fourth quarter of 2000 and at the time of the acquisition was approximately 60% complete with estimated costs to complete the development of $135,000. The second of these projects is the CyberTalon, a lightweight low cost, hand-based interface used for measuring the position of the hand in three-dimensional space. This product is expected to be released at the end of 2002 and at the time of the acquisition was approximately 31% complete with estimated costs to complete the development of $230,000. The third of these projects is CyberForce, an extension of CyberGrasp, adding grounded forces. CyberGrasp is an option for the CyberGlove that adds force feedback to the fingertips. CyberGrasp users can feel the three dimensional graphical objects being manipulated on the screen as if they were real, physical objects. This first version of the product was released in December 2000, additional safety features and testing, manufacturability and software programs have been released in 2001. At the time of the acquisition CyberForce was estimated to be 71% complete with estimated costs to complete the development at $68,000.

      The Company will begin to benefit from the acquired research and development of these products once they begin shipping. Failure to reach successful completion of these projects could result in impairment of the associated capitalized intangible assets and could require the Company to accelerate the time period over which the intangibles are being amortized, which could have a material adverse effect on the Company’s business, financial condition and results of operation. Significant assumptions used to determine the value of in-process research and development, include the following: (i) forecast of net cash flows that were expected to result from the development effort using projections prepared by VTI’s management; (ii) the completed portion of the projects estimated by considering a number of factors, including the costs invested to date relative to total cost of the development effort and the amount of progress completed as of the acquisition date, on a technological basis, relative to the overall technological achievements required to achieve the functionality of the eventual product. The technological issues were addressed by engineering representatives from VTI, and when estimating the value of the technology, the projected financial results of the acquired assets were estimated on a stand-alone basis without any consideration to potential synergistic benefits or “investment value” related to the acquisition. Accordingly, separate projected cash flows were prepared for both the existing as well as the in-process projects. These projected results were based on the number of units sold multiplied by the average selling price less the associated costs. After preparing the estimated cash flows from the products being developed, a portion of these cash flows were attributed to the developed and core

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

technology, which was embodied in the in-process product lines and enabled a quicker and more cost-effective development of these products. When estimating the value of the developed, core and in-process technologies, discount rates of 20%, 25%, and 30% were used respectively. The discount rates considered both the inherent risk and expected growth of the developed and in-process technologies at the acquisition date. A small portion of the revenue for FY 2000 is attributable to the in-process products while the remainder is due to the existing products. The majority of 2001 revenue is attributable to the in-process products. As new technologies are developed and future products are launched in 2002 and beyond, the level of revenue attributable to the in-process products declines as a percent of revenue. The in-process products are expected to have five year lives.

Pooling Transaction

      The Company completed its merger with Immersion Medical, Inc. (formerly HT Medical Systems, Inc.) in September 2000 in a business combination accounted for as a pooling of interests. Immersion Medical, a developer and manufacturer of state-of-the-art products that simulate hands-on medical procedures to create realistic training environments for doctors and other healthcare personnel, became a wholly owned subsidiary of the Company upon consummation of the merger. Under the terms of the agreement, the former holders of Immersion Medical securities received shares, warrants and options of Immersion common stock at the rate of 0.5176 shares of Immersion common stock for each share of Immersion Medical common and preferred stock. The Company issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of Immersion Medical common and preferred stock, assumed 195,670 common and preferred stock warrants, assumed a convertible note convertible into 226,450 shares of the Company’s common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of Immersion Medical options assumed pursuant to the agreement and granted after the merger. In connection with the merger, the Company incurred expenses of approximately $1.4 million, which are included in acquisition related charges in the consolidated statement of operations for the year ended December 31, 2000.

      The consolidated financial statements of Immersion have been restated to include the financial position, results of operations and cash flows of Immersion Medical for all periods presented as if Immersion Medical had always been combined. Prior to the merger with Immersion, Immersion Medical ended its fiscal year on May 31. The restated consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 1999 includes amounts for Immersion Medical for the fiscal year ended May 31, 2000. Subsequent to the merger, Immersion Medical changed its fiscal year to December 31 to conform to Immersion’s presentation. As a result of conforming the reporting periods of Immersion and Immersion Medical, the operating results of Immersion Medical for the five-month period ended May 31, 2000 are included in the restated financial statements for both 1999 and 2000. Immersion Medical revenues and net loss for the five-month period ended May 31, 2000 were $973,000 and $2,427,000, respectively.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      The restated consolidated statement of operations include the following amounts for Immersion and Immersion Medical derived from the fiscal years indicated above (in thousands):

	Year Ended
	December 31,

	2000	1999

Total revenues:
Immersion	$12,126	$8,038
Immersion Medical	3,152	2,925
Eliminations	(15)	(21)

Total	$15,263	$10,942

Net Loss:
Immersion	$(15,038)	$(4,354)
Immersion Medical	(7,134)	(5,116)

Total	$(22,172)	$(9,470)

      The combined results of operations include elimination of royalty revenue derived by Immersion from Immersion Medical and certain reclassifications of Immersion Medical’s financial statements to conform to Immersion’s presentation.

4.     Cash Equivalents and Short-term Investments

      The following is a summary of available-for-sale securities at December 31, 2001 (in thousands):

	Amortized	Unrealized	Unrealized	Market
	Cost	Holding Gains	Holding Losses	Value

Commercial paper	$7,658	$—	$—	$7,658

Included in cash equivalents				$5,113
Included in short-term investments				2,545

Total available-for-sale securities				$7,658

      The following is a summary of available-for-sale securities at December 31, 2000 (in thousands):

	Amortized	Unrealized	Unrealized	Market
	Cost	Holding Gains	Holding Losses	Value

Commercial paper	$21,896	$—	$(1)	$21,895

Included in cash equivalents				$19,535
Included in short-term investments				2,360

Total available-for-sale securities				$21,895

      The Company realized no gains or losses on the sales of available-for-sale securities in 2001, 2000 and 1999.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

5.     Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2001	2000

Raw materials and subassemblies	$1,148	$1,287
Work in process	146	168
Finished goods	671	254

Total	$1,965	$1,709

6.     Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2001	2000

Computer equipment and purchased software	$1,982	$1,788
Machinery and equipment	1,765	1,601
Furniture and fixtures	1,417	1,314
Leasehold improvements	698	701

Total	5,862	5,404
Less accumulated depreciation	(2,944)	(1,798)

Property and equipment, net	$2,918	$3,606

7.     Other Investments

      Investments comprise the following investments in privately-held companies and are accounted for under the cost method (in thousands):

	December 31,

	2001	2000

Geometrix, Inc., developer of the 3ScanTM product line which enables creation of three-dimensional models through the use of digital cameras	$1,200	$5,000
There, Inc., a technology application developer	1,000	1,000
EndPoints, Inc., an application specific integrated circuit design semiconductor company	—	500

	$2,200	$6,500

      During fiscal 2000, the Company made a $5 million strategic investment in Geometrix, Inc. (“Geometrix”), the developer of the 3ScanTM product line which enables creation of three-dimensional models through the use of digital cameras. The investment comprised 880,000 shares of Series B Preferred Stock or an 8% ownership interest and an unsecured promissory note of $3.2 million. The Company also signed a strategic partnership agreement with Geometrix during the second quarter of fiscal 2000 to develop products for the three-dimensional Web marketplace. Under the agreement, Geometrix contracted with Immersion for development work all of which was completed during fiscal 2000.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      The Company intends to hold its investments for the long term and monitors whether there have been other-than-temporary declines in value of these investments based on management’s estimates of their net realizable value taking into account the companies’ respective financial condition and ability to raise third-party financing. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in other income (expense), net and the individual security is written down to a new cost basis. As a result of its review, the Company recorded an impairment loss of $4.3 million on these investments and $239,000 on interest receivable on loans on these investments, during the third quarter of 2001.

8.     Other Current Liabilities

      Other current liabilities consist of (in thousands):

	December 31,

	2001	2000

Deferred revenue	$914	$892
Customer advances	39	39
Other accrued liabilities	587	1,146

Total	$1,540	$2,077

9.     Long-term Debt

      The components of long-term debt are as follows (in thousands):

	December 31,

	2001	2000

Medtronic note payable	$3,981	$3,290
Subordinated note payable to SECA VII	500	500
Discount on subordinated note payable to SECA VII	(72)	(145)
Secured promissory note to Third Coast Capital	158	255
Other	35	35

Total	4,602	3,935
Current portion	(4,519)	(100)

Total long-term debt	$83	$3,835

      Medtronic Note Payable — On August 10, 1999, the Company issued a Secured Convertible Promissory Note (the “Note”) to Medtronic Asset Management, Inc. (“Medtronic”) in exchange for $3,000,000. On March 3, 2000, an additional $500,000 was borrowed under the Note. The $3.5 million note bears interest at a rate of 8% per annum and is due on August 10, 2002. Medtronic may elect to convert all or any part of the outstanding principal plus a pro rata share of accrued interest into shares of common stock, at a conversion price of the lesser of $15.46 per share or the price per share at which any shares of common stock are sold. The Note may also be converted into any other class of capital stock that the Company may issue at a per share price equal to the lowest per share price at which any such shares are issued or sold.

      In connection with the original issuance of the Note and then amended in connection with the additional borrowing in March 2000, the Company granted Medtronic a warrant to purchase up to $2,000,000 of common stock at a price per share equal to the lesser of $15.46 per share or the price per share at which any shares of common stock are sold. The warrant may also be exercised for any other class of capital stock that the Company may issue at a per share price equal to the lowest per share price at which any such shares are

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

issued or sold. The warrant expires on the later to occur of November 10, 2000 or six months after Immersion Medical completes a sale of capital stock of at least $6 million. The Company allocated $1,126,849 of the note payable proceeds to the warrant and will amortize this amount to interest expense using the effective interest method over the three year period that the related debt is expected to be outstanding. The effect of this allocation results in an effective interest rate of approximately 17%.

      Medtronic was also given the right of first offer for additional development agreements. Under the specific terms of the right of first offer, Immersion Medical must notify Medtronic if it has received a written offer, or if it is seeking to find a third party to enter a development agreement to develop a simulation system within a field in which Medtronic is active. If Medtronic is interested in participating in a development agreement then Medtronic has a thirty-day period to negotiate exclusively with Immersion Medical. If an agreement is not reached within this thirty-day period, the Company may enter into an agreement with a third party, provided that the terms of the agreement are more favorable to Immersion Medical than the offer presented by Medtronic.

      Subordinated Note Payable — In December 1997, the Company entered into a subordinated note and warrant purchase agreement with SECA VII, under which it was granted a subordinated promissory note for $500,000 with interest at the rate of 13% per annum. The note matures on December 31, 2002. The note is secured by substantially all of the Company’s assets and was subordinate to the Investment Agreement that was repaid in August 1999 (See Note 10). The note is also secured by a life insurance policy on a consultant of the Company and former employee in the amount of $750,000.

      In connection with the note, the Company gave SECA VII a warrant to purchase 31,056 shares of common stock at a purchase price of $5.16 per share. The warrant may be exercised in increments of 1,500 shares and expires on June 30, 2003. SECA VII has certain put rights that allow it to have the Company purchase the warrant or, if the warrant has been exercised, the shares of common stock issued upon exercise of the warrant, at any time during the six-month period prior to the maturity date of the subordinated note (or upon earlier acceleration of the note). If the warrant has been exercised, the purchase price of the put securities would be the fair market value of one share of common stock multiplied by the number of shares of common stock issued upon exercise of the warrant. If the warrant has not been exercised, the purchase price would be the amount by which the fair market value exceeds the $5.16 purchase price, multiplied by the number of shares for which the warrant is then exercisable. The Company allocated $289,000 of the note payable proceeds to the warrant and is amortizing this amount to interest expense over the five-year period that the related debt is expected to be outstanding. This allocation is being valued using the Black-Scholes method and as of December 31, 2001 the value allocated to this warrant was $120,000.

      Secured Promissory Note Payable — In April 2000, the Company entered into a Master Loan and Security Agreement with Third Coast Capital and borrowed $317,050 for the purchase of furniture and equipment. The note has a term of 36 months, an interest rate of 10.5% per annum, and is secured by those assets. At the expiration of the term of the note, the Company will also have to make a lump sum payment equal to 10% of the greater of the asset valuation financed under that note or the line of credit balance. In connection with the agreement, the Company issued ten-year warrants to purchase 1,618 shares of common stock at $15.46 per share. These warrants may be exercised at any time prior to April 9, 2010. The Company allocated $11,281 of the proceeds to the warrant and will amortize this amount to interest expense using the effective interest method over the three year period that the related debt is expected to be outstanding.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      Annual maturities of long-term debt at December 31, 2001 are as follows (in thousands):

2002	$4,519
2003	83

Total	$4,602

10.     Investment Agreement

      In September 1996, the Company entered into an Investment Agreement with Maryland Health Care Product Development, COOK, Inc. and the Department of Business and Economic Development of the State of Maryland, (collectively, the “Investors”) under which the Investors invested a total of $1,050,000 in the Company.

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

11.     Commitments

      The Company leases several of its facilities under operating leases. In addition, the Company has several operating leases for telephones and various computer and office equipment that expire during fiscal years 2002 through 2003.

      Minimum future lease payments are as follows (in thousands):

	Capital Lease	Operating Lease

2002	$30	$1,195
2003	29	1,187
2004	22	1,222
2005	—	786
2006	—	322
Thereafter	—	816

Total future minimum lease payments	81	$5,528

Portion representing interest	(12)

	$69

      Rent expense was $1.4 million, $1.1 million, and $689,000 in 2001, 2000, and 1999 respectively.

      Under the terms of a co-marketing agreement with a significant customer, we reimbursed the customer for certain marketing related expenses not to exceed $200,000 per quarter for the five quarters ended March 31, 2001.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

12.     Stockholders’ Equity

     Common Stock

      On November 12, 1999, the Company completed its initial public offering of 4,887,500 shares of its common stock (including 637,500 shares issued upon the exercise of the underwriters’ over-allotment option) at $12.00 per share. Of the 4,887,500 shares sold, 4,473,736 shares were sold by the Company and 413,764 shares were sold by selling shareholders. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, aggregated approximately $48.3 million. At the closing of the initial public offering all preferred stock was converted to common stock.

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

Common Stock Warrants

      In connection with the sale of Series D preferred stock, the Company issued a warrant to purchase 11,972 shares of Series D preferred stock at an exercise price of $4.18 to an investment banker. The estimated fair value of this warrant of $17,000 has been accounted for as a reduction to the Series D preferred stock financing proceeds. At the closing of the Company’s initial public offering, this warrant to purchase preferred stock was converted to a warrant to purchase common stock.

      As discussed in Note 2, during March 1999, the Company issued a warrant to purchase 322,800 shares of the Company’s common stock at an exercise price of $3.66 per share for consulting services. The warrant is exercisable through 2009. The estimated fair value of the warrant of $808,000 has been recorded as prepaid consulting services and is being amortized over the service period of two years.

Stock Options

      Under the Company’s stock option plans, the Company may grant options to purchase up to 10,548,436 shares of common stock to employees, directors and consultants at prices not less than the fair market value on

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant. The Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to five years.

      As part of the business combination with Immersion Medical, the Company assumed Immersion Medical’s 1995B and 1998 stock option plans. Under the plans, a total of 310,560 shares of common stock are reserved for issuance. The majority of the options cliff vest on each anniversary date over a five-year period. Under its plan, the Company granted 12,422 options to members of its subsidiary’s Board of Directors in June 1998 with quarterly vesting provisions over a two-year period. The 1998 Plan provides for certain provisions for accelerated vesting upon a change of control. All of the options expire ten years from the date of the grant.

      As part of the business combination with VTI, the Company assumed VTI’s 1997 stock option plan. Under VTI’s 1997 stock option plan, a total of 700,000 shares of common stock are reserved for issuance to employees (Incentive Stock Options) and non-employees (Nonstatutory Stock Options). The options expire ten years from the date of the grant. The majority of the options cliff vest on each anniversary date over a five-year period. The plan provided that in the event of a merger of the Company with or into another corporation, each outstanding option or stock purchase right under the plan must be assumed or an equivalent option or right substituted by the successor corporation or an affiliate.

      Details of activity under the option plans are as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding, January 1, 1999 (2,822,404 exercisable at a weighted average price of $0.33 per share)	3,204,664	$0.55
Granted (weighted average fair value of $1.77 per share)	2,647,597	$7.54
Exercised	(460,336)	$0.47
Canceled	(169,006)	$2.40

Balances, December 31, 1999 (3,291,302 exercisable at a weighted average price of $0.70 per share)	5,222,919	$4.02
Granted (weighted average fair value of $17.17 per share)	3,684,626	$21.27
Exercised	(799,870)	$0.77
Canceled	(1,060,186)	$31.61

Balances, December 31, 2000 (2,917,937 exercisable at a weighted average price of $9.79 per share)	7,047,489	$9.61
Granted (weighted average fair value of $5.22 per share)	2,349,590	$7.27
Exercised	(455,223)	$1.02
Canceled	(1,180,470)	$14.85

Balances, December 31, 2001 (3,700,069 exercisable at a weighted average price of $6.64 per share)	7,761,386	$8.61

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      Additional information regarding options outstanding as of December 31, 2001 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.04 - $ 0.37	1,145,251	3.62	$0.14	1,142,714	$0.14
0.41 - 5.61	1,339,078	7.33	3.28	814,193	2.54
5.72 - 7.50	1,110,154	8.67	6.37	112,411	6.22
7.63 - 9.00	1,549,597	8.25	8.70	711,657	8.68
9.29 - 10.50	1,248,665	8.31	10.03	413,973	9.69
11.00 - 31.88	1,286,460	8.57	20.34	467,730	21.53
33.50 - 43.25	82,181	8.19	37.06	37,391	36.86

$ .04 - $43.25	7,761,386	7.53	$8.61	3,700,069	$6.64

      At December 31, 2001, the Company had 833,407 shares available for future grants under the option plans.

     Additional Stock Plan Information

      As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the following weighted average assumptions: expected life, 18 months following vesting; risk free interest rate, 4.1%, 6.2%, and 5.4% in 2001, 2000 and, 1999 respectively; volatility, 110%, 138% and 50% in 2001, 2000 and 1999 respectively; and no dividends during the expected term. The Company’s fair value calculations on stock-based awards under the 1999 Employee Stock Purchase Plan (“ESPP”) were also made using the option pricing model with the following weighted average assumptions: expected life, 18 months; risk free interest rate, 4.1%, 6.2% and 5.4% in 2001, 2000 and 1999 respectively; volatility, 110%, 138% and 50% in 2001, 2000 and 1999 respectively; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards issued in 2001, 2000 and 1999 had been amortized to expense over the vesting periods of the awards, pro forma net loss would have been $36.9 million ($1.97 net loss per share), $35.5 million ($2.00 net loss per share), $10.1 million ($0.59 net loss per share) in 2001, 2000 and 1999 respectively.

      The Company had outstanding nonstatutory stock options to consultants to purchase 11,986, 11,986, and 107,612 shares of common stock at December 31, 2001, 2000 and 1999 respectively. Compensation expense of $0, $15,000, and $149,000 was recognized as a result of these options in 2001, 2000, and 1999, respectively. The fair value of the unvested portion of these options is being amortized over the vesting period. The fair value attributable to the unvested portion of these options is subject to adjustment based upon the future value of the Company’s common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS No. 123 with the following weighted average assumptions during 2001, 2000,

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

and 1999, respectively: expected life, 10 years; risk free interest rate, 4.1%, 6.0%, and 5.2% and; volatility, 50%; and no dividends during the expected term. Forfeitures are recognized as they occur.

      In addition, the Company granted nonstatutory stock options to purchase 20,175 shares of common stock in 1999 in connection with licensing of technology and the acquisition of patents (see Note 2). The estimated fair value of these options of $129,000 as of 1999 has been recorded as purchased patents and technology. These options were fully vested at the date of grant. Accordingly, the fair value of the options was determined at the date of grant using the methods specified by SFAS No. 123, with the following assumptions during 1999: expected life, 10 years; risk free interest rate, 5.0% and 5.5%; volatility, 50% and 25%; and no dividends during the expected term.

Employee Stock Purchase Plan

      Upon the closing of the Company’s initial public offering on November 12, 1999, the Company adopted its ESPP. Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2001, 67,989 shares had been purchased under the plan.

Deferred Stock Compensation

      In connection with grants of certain stock options to employees and directors in 1999, the Company recorded $2,494,000 for the difference between the deemed fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount has been presented as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the related stock options.

      In January 2000, Immersion Medical’s board of directors approved a repricing of all outstanding stock options relating to Immersion Medical that had been granted on or after June 1, 1998 from $15.46 per share to $7.73 per share. A total of 30,797 options were repriced. Beginning July 1, 2000, the Company began to recognize stock compensation relating to the unexpired repriced shares. The Company recognized $374,000 as stock compensation expense relating to the repricing and acceleration of option vesting at the time of the merger. Future expense related to vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced stock options are exercised, forfeited or expire and is therefore unknown at this time.

      In March 2000, in connection with the acquisition of Immersion Canada, the Company assumed unvested options of Immersion Canada resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years. The Immersion Canada option plan was established in February 2000 and under the plan the Company may grant options to purchase up to 391,238 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of December 31, 2001 there were 341,858 such options outstanding.

      In August 2000, in connection with the acquisition of VTI, the Company assumed unvested options of VTI resulting in deferred stock compensation of $282,000, which will be amortized over the remaining vesting period of approximately five years. The VTI option plan was established in August 2000 and under the plan the Company may grant options to purchase up to 500,000 shares of common stock to employees, directors,

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

and consultants. The options generally expire ten years from the date of grant. As of December 31, 2001 there were 416,400 such option grants outstanding.

13.     Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended
	December 31,

	2001	2000	1999

Numerator:
Net loss	$(21,746)	$(22,172)	$(9,470)
Redeemable preferred stock accretion	—	—	6

Net loss applicable to common stockholders	$(21,746)	$(22,172)	$(9,476)

Shares (denominator):
Weighted average common shares outstanding	18,702	17,808	7,928
Weighted average common shares held in escrow	—	(89)	(76)

Shares used in computation, basic and diluted	18,702	17,719	7,852

Net loss per share, basic and diluted	$(1.16)	$(1.25)	$(1.21)

      For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Year Ended
	December 31,

	2001	2000	1999

Convertible note payable	226,450	226,450	226,450
Convertible preferred stock	—	—	124,279
Outstanding options	7,761,386	7,047,489	5,222,919
Warrants	523,972	523,972	679,581

14.     Income Taxes

      No provision for federal income taxes was required for the years ended December 31, 2001, 2000 and 1999 due to net losses in these periods.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$18,509	$15,681
Deferred revenue	373	364
Deferred stock compensation	261	63
Deferred rent	29	5
Research and development credits	1,191	514
Reserves and accruals recognized in different periods	336	196
Basis difference in investment	1,657	—

Total deferred tax assets	22,356	16,823
Deferred tax liabilities:
Depreciation and amortization	(335)	(149)
Difference in tax basis of purchased technology	(2,332)	(3,152)
Valuation allowance	(19,689)	(13,522)

Net deferred tax assets	$—	$—

      A deferred tax liability relating to a difference in the tax basis for purchased technology was established in 2000 of $1.9 million relating to the acquisitions of Immersion Canada and VTI discussed in Note 3. This resulted in the concurrent $1.9 million reversal of the valuation allowance for deferred tax assets in 2000.

      The Company’s effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

	2001	2000

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.0)	(3.0)
Deferred stock compensation	0.5	3.4
Amortization of goodwill and in process R&D	2.3	5.2
Other	3.2	1.9
Valuation allowance	32.0	27.5

Effective tax rate	—%	—%

      Substantially all of the Company’s loss from operations for all periods presented is generated from domestic operations.

      At December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $48,871,000 and $24,076,000, respectively, expiring through 2022 and through 2006, respectively.

      Current federal and state tax laws include provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company’s issuances of common and preferred stock may have resulted in such a change. Accordingly, the annual use of the Company’s net operating loss carryforwards would be limited according to these provisions. Management has

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

not yet determined the extent of this limitation, and this limitation may result in the loss of carryforward benefits due to their expiration.

15.     Employee Benefit Plan

      The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The recorded expenses were $160,000, $119,000, and $95,000 for 2001, 2000 and 1999, respectively.

16.	Government Audits

      Billings under certain cost-based government contracts are calculated using provisional rates that permit recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ cognizant audit agency. The cost audit will result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

      As of December 31, 2001, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 1999, 2000 and 2001. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

17.	Related Parties

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

      During July 1997, the Company also entered into a ten-year license agreement with MicroScribe LLC (the “Agreement”) for the right to manufacture, market and sell the related MicroScribe technology. Under the terms of the Agreement, the Company must pay a royalty to MicroScribe LLC based on a variable percentage of net receipts as defined under the Agreement. Royalty expense under the Agreement was $167,000, $117,000, and $132,000 in 2001, 2000, and 1999, respectively.

      In April 1999, an executive officer loaned the Company $60,000 to meet its immediate cash needs. The note was not discounted due to the short-term nature of the borrowing and the fact that the total discount amount was not material to the Company’s financial position or statement of operations. The note was repaid on August 16, 1999.

      Two of the Company’s stockholders loaned the Company $35,000 in 1999. The loans were repaid in 2000.

      In August 2001, the Company loaned an executive officer $420,000, at 4% interest per annum to be repaid on January 7, 2003. Any amounts payable to such officer maybe offset against the indebtedness at the option of the Company.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

18.     Contingencies

Gene Meyers vs. Immersion Corporation, et al

      The Company is involved in legal proceeding relating to a class action lawsuit filed on November 9, 2001. The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of Immersion Corporation), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director) and underwriters FleetBoston Robertson Stephens Inc. and Bear, Stearn & Co. Inc. (the “Underwriter Defendants”).

      On or about November 12, 1999, Immersion commenced an initial public offering of 4,250,000 of its shares of common stock at an offering price of $12 per share (the “Immersion IPO”). In connection therewith, Immersion filed a registration statement, which incorporated a prospectus (the “Prospectus”), with the SEC. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint further alleges that the Prospectus was materially false and misleading because it failed to disclose, among other things, that: (i) the Underwriter Defendants had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the restricted number of Immersion shares issued in connection with the Immersion IPO; and (ii) the Underwriter Defendants had entered into agreements with customers whereby the Underwriter Defendants agreed to allocate Immersion shares to those customers in the Immersion IPO in exchange for which the customers agreed to purchase additional Immersion shares in the aftermarket at pre-determined prices. The Company believes this litigation is without merit and intends to vigorously defend against it.

      The Company’s 70% owned subsidiary, Sky Fitness, has had claims against it relating to the Sky Fitness mark. The claims allege that the SkyCYCLE infringes a competitor’s mark and that an employee of the Company violated a noncompete clause within his employment agreement. The Company believes these claims are without merit and would vigorously defend itself if these claims were to progress.

      In addition, the Company has received claims from third parties asserting that the Company’s technologies, or those of its licensees, infringe on the other parties’ intellectual property rights. Management believes that these claims are without merit and, with respect to each, has obtained or is in the process of obtaining written non-infringement and/or patent invalidity opinions from outside patent counsel. The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

19.     Segment Reporting

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

      Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table (in thousands):

	Immersion
	Computing,
	Entertainment	Immersion
	and Industrial	Medical	Eliminations	Total

2001
Revenues from external customers
Royalty revenues	$5,362	$—	$—	$5,362
Product sale revenues	6,860	3,532	(32)	10,360
Development contract revenues	1,952	1,558	—	3,510

Total revenues	$14,174	$5,090	$(32)	$19,232

Loss from operations	$(12,861)	$(4,558)	$(9)	$(17,428)
Interest and other income(1)(2)	1,091	169	(172)	1,088
Interest expense(1)	(9)	(1,022)	172	(859)
Depreciation and amortization(3)	6,429	86	—	6,515
Other expense — write down of investments(5)	(4,539)	—	—	(4,539)
Net loss	(16,330)	(5,411)	(5)	(21,746)
Capital expenditures	362	250	—	612
Total assets	41,670	2,990	(7,635)	37,025

2000
Revenues from external customers
Royalty revenues	$3,201	$—	$(15)	$3,186
Product sale revenues	5,862	2,314	—	8,176
Development contract revenues	3,063	838	—	3,901

Total revenues	$12,126	$3,152	$(15)	$15,263

Loss from operations	$(17,712)	$(6,150)	$0	$(23,862)
Interest and other income(1)	2,730	—	(170)	2,560
Interest expense(1)	(13)	(983)	170	(826)
Depreciation and amortization(4)	5,139	575	—	5,714
Net loss	(15,035)	(7,133)	(4)	(22,172)
Capital expenditures	2,545	294	—	2,839
Total assets	59,718	1,921	(4,145)	57,494

(1)	Includes interest on amounts previously owed from Immersion Medical to Immersion, Computing, Entertainment and Industrial in 2001 and 2000, and amortization of notes payable recorded as interest expense.

(2)	Includes a noncash fair value adjustment of $169,000 related to the warrants issued in connection with the SECA VII debt (see Note 9) for Immersion Medical in 2001.

(3)	Includes a noncash fair value adjustment of $202,000 for deferred stock compensation in connection with options issued by Immersion Medical prior to the acquisition of Immersion Medical in September 2000.

(4)	Includes deferred stock compensation of $397,000 on stock options issued by Immersion Medical.

(5)	Includes write-off of investments held by Immersion Computing, Entertainment and Industrial (see Note 7).

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

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

Revenue by Region

      The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Year Ended December 31,

	2001	2000	1999

North America	71%	69%	76%
Europe	12%	19%	12%
Far East	16%	11%	11%
Rest of the world	1%	1%	1%

Total	100%	100%	100%

      During the years ended 2001, 2000, and 1999 we derived 68%, 68%, and 75% respectively of our revenues from the United States.

Significant Customers

      Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Customer A	*	10%	*
Customer B	*	*	10%
Customer C	*	*	14%
Customer D	14%	*	*

Total	14%	10%	24%

*	Revenue derived from customer represented less than 10% for the period.

      Of the significant customers noted above, Customer D had a balance of 16% of the outstanding accounts receivable at December 31, 2001. None of the significant customers listed above had a balance of 10% or greater of the outstanding accounts receivable at December 31, 2000 and 1999.

      The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at December 31, 2001, 2000 and 1999.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended December 31, 2001, 2000, and 1999

20.     Quarterly Results of Operations — (Unaudited)

      The following table presents certain unaudited consolidated statement of operations data for our eight most recent quarters.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2001	2001	2001	2001	2000	2000	2000	2000

	(In thousands, except per share data)
Revenues	$5,164	$4,471	$4,236	$5,361	$5,211	$3,804	$2,960	$3,288
Gross Profit	3,891	3,050	2,640	3,577	3,522	2,654	2,139	2,452
Operating loss	(2,751)	(4,561)	(5,245)	(4,871)	(5,628)	(8,729)	(5,347)	(4,158)
Net loss	(2,968)	(9,038)	(5,080)	(4,660)	(5,385)	(8,349)	(4,866)	(3,572)
Basic and diluted net loss per share	$(0.16)	$(0.48)	$(0.27)	$(0.25)	$(0.29)	$(0.46)	$(0.28)	$(0.21)
Shares used in calculating basic and diluted net loss per share	18,964	18,785	18,611	18,448	18,331	17,955	17,533	17,034

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.     Directors and Executive Officers of the Registrant

      The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information required by this Item 10 with respect to directors is incorporated by reference from the section entitled “Election of Directors” in Immersion’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference from the section entitled “Director and Executive Compensation” in Immersion’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Immersion’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from the section entitled “Certain Transactions” in Immersion’s definitive Proxy Statement for its 2002 annual stockholders’ meeting.

PART IV.

Item 14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto or noted in Item 14(a)1 above.

3. Exhibits:

The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Form of Bylaws. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number	Description

4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)

Exhibit
Number	Description

10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)

Exhibit
Number	Description

10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously filed with Registrant’s Quarterly Report on Form 10-K (File No. 000-27969 on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001.#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley.
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas.
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell.
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg.
21.1	Subsidiaries of Immersion. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.

#	Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

      (b) Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2002

IMMERSION CORPORATION

By	/s/ROBERT O’MALLEY

Robert O’Malley
Chief Executive Officer, Chairman and Director

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert O’Malley and Victor Viegas, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT O’MALLEY Robert O’Malley	Chief Executive Officer, Chairman and Director	March 28, 2002

/s/ VICTOR VIEGAS Victor Viegas	President, Chief Financial Officer Chief Operating Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ JOHN HODGMAN John Hodgman	Director	March 28, 2002

/s/ STEVEN BLANK Steven Blank	Director	March 28, 2002

/s/ JONATHAN RUBINSTEIN Jonathan Rubinstein	Director	March 28, 2002

/s/ JACK SALTICH Jack Saltich	Director	March 28, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Immersion Corporation:

      We have audited the consolidated financial statements of Immersion Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 6, 2002. Our audits also included the consolidated financial statement schedule of Immersion Corporation, listed in the Index at Item 14(a)(1). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California

February 6, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period

	(In thousands)
Year ended December 31, 1999
Allowance for doubtful accounts	$92	$104	$23	$173
Year ended December 31, 2000
Allowance for doubtful accounts	$173	$177	$123	$227
Year ended December 31, 2001
Allowance for doubtful accounts	$227	$181	$52	$356

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Form of Bylaws. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number	Description

10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##

Exhibit
Number	Description

10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously filed with Registrant’s Quarterly Report on Form 10-K (File No. 000-27969 on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)

Exhibit
Number	Description

10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001.#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley.
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas.
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell.
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg.
21.1	Subsidiaries of Immersion. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.

#	Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.