Form 10-Q
period 2002-03-31
IMMERSION CORP
filed 2002-05-15
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________.

Commission file number 000-27969

IMMERSION
CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3180138

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

801 Fox Lane, San Jose, California 95131

(Address of principal executive offices)(Zip Code)

(408) 467-1900

(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

     Number of shares of Common Stock outstanding at May 7, 2002: 20,025,180.

IMMERSION CORPORATION

INDEX

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2002	2001 (1)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,916	$10,381
Short-term investments	—	2,545
Accounts receivable, (net of allowances for doubtful accounts of: 2002, $373; and 2001, $356)	8,522	3,779
Inventories	1,903	1,965
Prepaid expenses and other current assets	955	1,179

Total current assets	23,296	19,849
Property and equipment, net	2,720	2,918
Goodwill, net	3,758	3,676
Purchased intangibles and other assets, net	7,375	8,382
Other investments	2,200	2,200

Total assets	$39,349	$37,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,170	$722
Accrued compensation	1,129	1,158
Other current liabilities	667	587
Deferred revenue and customer advances	5,746	953
Current portion of long-term debt	4,716	4,519
Current portion of capital lease obligation	21	22

Total current liabilities	13,449	7,961
Long-term debt, less current portion	55	83
Capital lease obligation, less current portion	42	47
Warrant liability	37	120

Total liabilities	13,583	8,211

Contingencies (Note 8)
Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2002, 19,862,970 and 2001, 18,973,108	89,376	89,294
Warrants	1,974	1,990
Deferred stock compensation	(2,415)	(2,956)
Accumulated other comprehensive loss	(20)	(19)
Accumulated deficit	(63,149)	(59,495)

Total stockholders’ equity	25,766	28,814

Total liabilities and stockholders’ equity	$39,349	$37,025

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Royalty revenue	$1,234	$1,489
Product sales	2,398	3,007
Development contracts and other	1,173	865

Total revenues	4,805	5,361

Costs and expenses:
Cost of product sales	1,285	1,784
Sales and marketing	2,109	3,058
Research and development	1,703	2,053
General and administrative	1,978	2,060
Amortization of intangibles and deferred stock compensation *	914	1,252
Other charges	397	25

Total costs and expenses	8,386	10,232

Operating loss	(3,581)	(4,871)
Interest and other income	135	398
Interest and other expense	(208)	(187)

Net loss	$(3,654)	$(4,660)

Basic and diluted net loss per share	$(0.19)	$(0.25)

Shares used in calculating basic and diluted net loss per share	19,351	18,448

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$576	$966
Deferred stock compensation — sales and marketing	3	(9)
Deferred stock compensation — research and development	321	215
Deferred stock compensation — general and administrative	14	80

Total	$914	$1,252

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,654)	$(4,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322	308
Amortization of intangibles	576	966
Amortization of deferred stock compensation	338	286
Amortization of discounts on notes payable	113	119
Fair value adjustment for warrant liability	(83)	(17)
Loss on disposal of equipment	1	7
Non-cash compensation expense	14	—
Non-cash interest expense	82	76
Changes in operating assets and liabilities:
Accounts receivable	(4,743)	(694)
Inventories	62	(58)
Prepaid expenses and other assets	573	10
Accounts payable	448	(504)
Accrued liabilities	50	(258)
Deferred revenue and customer advances	4,793	(373)

Net cash used in operating activities	(1,108)	(4,792)

Cash flows from investing activities:
Purchases of short-term investments	(5)	(1,008)
Sales and maturities of short-term investments	2,550	2,369
Purchases of property and equipment	(126)	(262)

Net cash provided by investing activities	2,419	1,099

Cash flows from financing activities:
Issuance of common stock	68	185
Exercise of warrants	50	—
Exercise of stock options	138	87
Payments on notes payable and capital leases	(31)	(28)
Proceeds from shareholder note	—	17

Net cash provided by financing activities	225	261

Effect of exchange rates on cash and cash equivalents	(1)	(1)

Net increase (decrease) in cash and cash equivalents	1,535	(3,433)
Cash and cash equivalents:
Beginning of the period	10,381	23,474

End of the period	$11,916	$20,041

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$3

Cash paid for interest	$22	$24

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains from short-term investments	$—	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying unaudited condensed consolidated financial statements reflect all the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position, statements of operations and cash flows for the interim periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K.

     The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications - Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss or stockholders’ equity.

2. ACCOUNTING CHANGES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill. We are currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS No. 142.

     Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are required to test for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at adoption and at least annually thereafter. We are required to perform the initial impairment test by June 30, 2002. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in conjunction with our annual budgeting process.

     The following pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the three months ended March 31, 2001.

	Three Months Ended
	March 31, 2001

	Net (Loss)	(Loss) per share

	(In thousands)
Amounts as reported	$(4,660)	$(0.25)
Amortization of goodwill and intangibles	419	0.02

Pro forma amounts	$(4,241)	$(0.23)

     The carrying amount of goodwill is attributable to the Immersion Computing, Entertainment and Industrial segment.

     In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate except for acquired workforce of $82,000 which was reclassified into goodwill. The components of our purchased intangibles and other assets are as follows:

	March 31,	December 31,
	2002	2001

	(In thousands)
Purchased patents and technology	$6,489	$6,418
Other intangibles	5,748	5,830
Other assets	83	503

Gross purchased intangibles and other assets	$12,320	$12,751
Accumulated amortization of purchased patents and technology	(2,062)	(1,907)
Accumulated amortization of other intangibles	(2,883)	(2,462)

Net purchased intangibles and other assets	$7,375	$8,382

     Amortization of intangibles during the first quarter of 2002 was $576,000. The estimated annual amortization expense for intangible assets as of March 31, 2002 was $1.7 million in 2002, $1.5 million in 2003, $1.3 million in 2004, $1.0 million in 2005, $579,000 in 2006, $498,000 in 2007, and $80,000 in 2008.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to contractual obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. We intend to adopt this statement effective January 1, 2003. We do not believe that adoption of this statement will materially impact our financial position, results of operations or cash flows.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements for the quarter ended March 31, 2002.

     On April 30, 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses.

3. INVENTORIES

	March 31,	December 31,
	2002	2001

	(In thousands)
Raw materials and subassemblies	$1,317	$1,148
Work in process	106	146
Finished goods	480	671

Total	$1,903	$1,965

4. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2002	2001

	(In thousands)
Computer equipment and purchased software	$2,071	$1,982
Machinery and equipment	1,797	1,765
Furniture and fixtures	1,417	1,417
Leasehold improvements	699	698

Total	5,984	5,862
Less accumulated depreciation	(3,264)	(2,944)

Property and equipment, net	$2,720	$2,918

5. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

Numerator:
Net loss	$(3,654)	$(4,660)

Denominator:
Weighted average common shares outstanding	19,351	18,511
Weighted average common shares held in escrow	—	(63)

Shares used in computation, basic and diluted	19,351	18,448

Net loss per share, basic and diluted	$(0.19)	$(0.25)

6. COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Net loss	$(3,654)	$(4,660)
Foreign currency translation adjustment	(2)	(2)
Change in unrealized gains (losses) on short-term investments	—	1

Total comprehensive loss	$(3,656)	$(4,661)

7. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

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

     The following tables display information about our reportable segments:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,368	$4,120
Immersion Medical	1,443	1,245
Intersegment eliminations	(6)	(4)

Total	$4,805	$5,361

Net Loss:
Immersion Computing, Entertainment and Industrial	$(2,270)	$(3,314)
Immersion Medical	(1,384)	(1,346)

Total	$(3,654)	$(4,660)

	March 31,	December 31,
	2002	2001

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$44,901	$41,670
Immersion Medical	2,981	2,990
Intersegment eliminations	(8,533)	(7,635)

Total	$39,349	$37,025

     The Company operates primarily in the United States and in Canada where it operates through its wholly owned subsidiary, Immersion Canada. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources, to each of the segments.

REVENUE BY REGION

     Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,

	2002	2001

North America	66%	74%
Europe	20%	12%
Far East	13%	14%
Rest of the world	1%	0%

Total	100%	100%

     We derived 65% and 71% of our total revenues from the United States for the three months ended March 31, 2002 and 2001 respectively. Revenues from other countries during the periods presented represented less than 10% individually.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,

	2002	2001

Customer A	*	14%
Customer B	*	12%
Customer C	11%	*

Total	11%	26%

*	Revenue derived from customer represented less than 10% for the period.

     As of March 31, 2002, no significant customer accounted for more than 10% of the Company’s accounts receivable for the period presented.

     The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2002 and December 31, 2001.

8. CONTINGENCIES

          In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of the Company), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000. The Company and certain individual defendants were served with the complaint, but after the 120 day period for service allowed by the Federal Rules of Civil Procedure had elapsed.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. The defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. On or about April 19, 2002, plaintiffs electronically served amended complaints in most of the cases. Plaintiffs indicated that they would file amended complaints in the cases against Immersion and certain other issuers after their pending motions for appointment of lead plaintiffs were granted. We expect that the amended complaint against the Company will allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. We also expect that the amended complaint will allege that false analyst reports were issued. We do not expect the amended complaint to claim any specific amount of damages.

     Management believes that this litigation is without merit and intends to vigorously defend against it.

          Other Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Except for the historical information contained in this discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. These forward-looking statements include but are not limited to the Company’s plans regarding increasing royalty revenue, development of and increasing sales of royalty-bearing cursor control products, stimulating demand for touch-enabled products, expectations of gross margin, expenses, new product introduction, and the Company’s liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements made. In addition to the risks and uncertainties described below in “Factors that May Affect Future Results,” these risks and uncertainties may include consumer trends, business cycles, scientific developments, changes in governmental policy and regulation, currency fluctuations, economic trends in the United States and inflation. These and other factors may cause actual results to differ materially from those anticipated in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial, and Immersion Medical. We focus on four application areas — computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, knobs, wheels and gamepads targeted at consumers. In addition, we are currently working on development projects with several automobile manufacturers and have licensed our technology to BMW for use in the controls of its recently released and upcoming vehicles, and to ALPS Electric Co, for use in automotive haptic interfaces.

     For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions, endoscopy procedures and laparoscopic and endoscopic surgical procedures. We also sell three-dimensional capture and interaction products. Our line of computer digitizing products, includes the MicroScribe-3D and specialized whole-hand sensing gloves and software, such as the CyberGlove, CyberGrasp, CyberForce, and SimStudio that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

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

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of the quarter ended March 31, 2002, we have capitalized patents and technology of $4.4 million, net of accumulated amortization of $2.1 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 ARE AS FOLLOWS:

	March 31,

REVENUES	2002	2001	Change

	($ In thousands)
Three months ended:
Royalty revenue	$1,234	$1,489	(17)%
Product sales	2,398	3,007	(20)%
Development contracts and other	1,173	865	36%

Total Revenue	$4,805	$5,361	(10)%

     Total Revenue. Our total revenue for the first quarter of fiscal 2002 decreased by $556,000 or 10% from the first quarter of fiscal 2001. Royalty revenue for the three-month period ended March 31, 2002 decreased to $1.2 million from $1.5 million for the three-month period ended March 31, 2001, a 17% decrease. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. The three-month period ended March 31, 2001 included a lump-sum royalty fee of $733,000 on past due royalties received as part of a litigation settlement. Excluding the lump sum royalty fee for past due royalties, recurring royalty revenue totaled $756,000 for March 31, 2001 compared to $1.2 million for March 31, 2002 a 63% increase. This increase is mainly due to an increased number of product offerings by our licensees that generate per unit royalties as well as royalties from new licensees. Product sales for the three-month period ended March 31, 2002 decreased by 20% to $2.4 million from $3.0 million for the same period ended March 31, 2001. The decrease in product sales was primarily due to a decrease of $324,000 for our microprocessors and a decrease of $223,000 related to 3D products as compared with the three-month period ended March 31, 2001. Microprocessor sales are dependent on our licensees volume requirements and may vary from quarter to quarter based on our licensees need for inventory. Products sold by our 3D group include the MicroScribe and LightScribe as well as products such as the CyberGlove for use in research in computer-aided design, simulation, training and virtual reality application. Development contract and other revenue is comprised of revenue on commercial and government contracts, which increased by $308,000 during the first quarter of fiscal 2002, as compared to the first quarter of 2001, due to an increase in related development activity on commercial contracts.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first quarter of fiscal 2002, revenue generated in North America, Europe, and Far East represented 66%, 20%, and 13% respectively compared to 74%, 12%, and 14% respectively for the first quarter of fiscal 2001. The shift in revenues among regions is mainly due to an increase in foreign product sales efforts in Europe during the first quarter of 2002 related to our medical simulation products and our 3D product lines.

	March 31,

COST OF PRODUCT SALES	2002	2001	Change

	($ In thousands)
Three months ended:
Cost of product sales	$1,285	$1,784	(28)%
% of total product revenue	54%	59%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales decreased by $499,000 or 28% for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The $499,000 decrease in cost of product sales is due to a combination of decreased product sales volume of 20% and reduced inventory write downs of $89,000 in the first quarter of 2002. The decreased cost of product sales as a percentage of total product sales is primarily attributable to a favorable shift in product mix resulting from decreased sales of lower margin products such as our microprocessors.

	March 31,

OPERATING EXPENSES AND OTHER	2002	2001	Change

	($ In thousands)
Three months ended:
Sales and marketing	$2,109	$3,058	(31)%
% of total revenue	44%	57%
Research and development	$1,703	$2,053	(17)%
% of total revenue	35%	38%
General and administrative	$1,978	$2,060	(4)%
% of total revenue	41%	38%
Amortization of intangibles and deferred stock compensation	$914	$1,252	(27)%
% of total revenue	19%	23%
Other charges	$397	$25	1488%
% of total revenue	8%	0%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses decreased by $949,000 or 31% in the first quarter of fiscal 2002 compared to the comparable period in 2001. The decrease was mainly due to reduced expenses in market development funds, advertising and collateral reproduction, and application development of $628,000, reduced travel expenses of $47,000 and decreased headcount, benefits and related overhead of $265,000. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and continued implementation of cost reductions initiated during 2001.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Research and development expenses decreased by $350,000 or 17% in the first quarter of fiscal 2002 compared to the same period in 2001. The decrease was mainly due to reduced expenses in outside consulting fees, travel and expenses due to decreased headcount.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs. General and administrative expenses decreased by $82,000 or 4% in the first quarter of fiscal 2002 compared to the same period in 2001. The decrease is attributed to decreased headcount and related compensation, benefits, and overhead costs of $127,000 and decreased office supplies of $51,000, offset by increased legal and professional fees of $103,000 due primarily to litigation costs. We do expect, however, that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to the litigation against us and an increase in legal fees due to the litigation against both Sony and Microsoft.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, goodwill and other intangible amortizations and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $338,000 or 27% in the first quarter of fiscal 2002 compared to the same period in 2001. The decrease is primarily the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets beginning January 1, 2002. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment.

     Other Charges. Other charges increased to $397,000 in the first quarter of fiscal 2002, a $372,000 increase as compared to the same period in 2001. The increase is primarily attributable to senior management severance costs incurred during the first quarter of 2002.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $263,000 in the first quarter of fiscal 2002 compared to the same period in 2001 as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities, as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consist primarily of interest expense on our secured convertible promissory note and other notes payable. Interest and other expense increased by $21,000 in the first quarter of fiscal 2002 compared to the same period last year.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 ARE AS FOLLOWS:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,368	$4,120
Immersion Medical	1,443	1,245
Intersegment eliminations	(6)	(4)

Total	$4,805	$5,361

Net Loss:
Immersion Computing, Entertainment and Industrial	$(2,270)	$(3,314)
Immersion Medical	(1,384)	(1,346)

Total	$(3,654)	$(4,660)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased $752,000, or 18% in the first quarter of fiscal year 2002 compared to the same period in 2001. The decrease is mainly due to decreased royalties. The three month period ended March 31, 2001 included a lump-sum royalty fee of $733,000 on past due royalties received as part of a litigation settlement. Net loss for the quarter ended March 31, 2002 decreased by $1.0 million compared to the same period in 2001. The decrease is primarily attributable to reduced expenses for marketing, and decreased compensation, benefits and overhead costs related to reduced headcount, as well as the cessation of goodwill amortization.

     Immersion Medical segment. Revenues from Immersion Medical increased $198,000 or 16% for the first quarter of fiscal year 2002 compared to the same period in 2001. The increase is primarily due to an increase in development contract revenue of $157,000 related to new development efforts secured during the first quarter of 2002, and $41,000 of increased product sales, primarily due to an increase in product sales in the European market. Net loss for the quarter ended March 31, 2002 increased by $38,000 or 3% primarily related to increased deferred stock compensation of $201,000 and increased severance costs of $317,000 offset by increased gross profit of $165,000 from increased revenue, decreased research and development expenses of $186,000 related to reduced headcount, and increased other income and expense, net of $151,000 mainly due to lower interest expenses. During the quarter ended March 31, 2001 the Company reversed $201,000 of deferred stock compensation expense related to options repriced in January 2000. During the quarter ended March 31, 2002 the Company incurred severance expenses of $317,000 related to a reduction in force, as well as payments made to an employee pursuant to the terms of an employment agreement upon termination with the Company.

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

     At March 31, 2002 our cash, cash equivalents and short-term investments totaled $11.9 million, down $1.0 million from $12.9 million at December 31, 2001.

     Net cash used in operating activities during the first three months of fiscal 2002 was $1.1 million, a decrease from the $4.8 million used during the comparable period last year. Cash used in operations during the three month period ended March 31, 2002 comprised primarily of our $3.7 million net loss offset by noncash charges and credits of $1.4 million, including amortization of intangibles and deferred compensation of $914,000, a decrease of $573,000 due to a change in prepaid expenses and other assets, and a decrease of $448,000 due to a change in accounts payable. An increase of $4.7 million in accounts receivable during the quarter, due to a licensing agreement, was mainly offset by a corresponding increase in deferred revenue of $4.8 million.

     Net cash provided by investing activities during the first three months of fiscal 2002 was $2.4 million, as opposed to the $1.1 million provided during the same period last year. Net cash provided by investing during the period was made up of $2.6 million sale of short-term investments offset by $126,000 used to purchase capital equipment and leasehold improvements on our corporate facilities and information technology infrastructure. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     Net cash provided by financing activities during the first quarter of 2002 was $225,000, and arose primarily from the issuances of common stock of $68,000, and the exercise of stock options of $138,000, offset by payments on capital leases and notes payable of $31,000.

     We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We have taken measures to control our costs and will continue to monitor these efforts. We implemented an executive salary reduction plan in February 2002. We do, however, expect our legal costs to increase during 2002, as a result of our lawsuit against both Sony and Microsoft. We anticipate that capital expenditures for the year ended

December 31, 2002 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. Our convertible note payable with Medtronic matures in August 2002, and if we are unable to negotiate an extension or if either Medtronic or us decide not to convert the note into our common stock, we would be required to pay the note in full which would utilize over $4.0 million of our cash. If cash repayment of the note occurs, we may elect to raise additional capital through debt or equity financing for future operating needs. If we acquire one or more businesses or products, our capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may need to raise additional capital there is no assurance that necessary additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents, at December 31, 2001, our obligations and commitments to make future payments under various contractual obligations. No material changes have occurred during the first quarter ended March 31, 2002.

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-Term Debt (1)	$4,602	$4,519	$83	$—	$—
Capital Lease Obligations	81	30	51	—	—
Operating Leases	5,528	1,195	2,409	1,108	816

Total Contractual Cash Obligations	$10,211	$5,744	$2,543	$1,108	$816

(1)	Of the $4.6 million, $3.9 million represents a convertible note payable to Medtronic, Inc. due on August 10, 2002. This note can be converted by the holder into shares of our common stock on or prior to the maturity date. We are currently assessing various options under the note including but not limited to the following: (1) extending the maturity date of the note, (2) negotiating a conversion prior to or on the date of maturity of the note, that may result in a noncash debt conversion expense in 2002 and (3) full cash repayment at maturity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, patents and intangible assets, inventories, contingencies, and litigation. We base our estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as “available-for-sale.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when realized on our consolidated statements of operations. We have a policy in place to review our short-term investments on a regular basis to evaluate whether or not these investments have experienced an other-than-temporary decline in fair value. During the quarter ended March 31, 2002, we did not record any impairment losses related to any of our cash equivalents and our short-term investments.

     We derive our revenues from three principal sources: royalties, product sales, and development contracts. Royalty revenues are based on royalty reports or related information received from our licensees. If this information is incorrect or inaccurate it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. Development contract revenues are recognized under the cost-to-cost percentage of completion accounting method based on physical completion of the work to be performed. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

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

     We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets, in addition changes could affect the amount of future period amortization expense that we will incur. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill. We are currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS No. 142. We are required to perform the initial impairment test by June 30, 2002.

     We maintain reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

     We have equity investments in several privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on our estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review of the fair value of these investments, we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments during the third quarter of 2001. The remaining cost basis of these investments on our Consolidated Balance Sheet is $2.2 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of March 31, 2002, we determined that the carrying value of these investments at $2.2 million is appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill. We are currently assessing the financial statement impact of the adoption of the impairment transition provisions of SFAS No. 142.

     Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are required to test for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at adoption and at least annually thereafter. We are required to perform the initial impairment test by June 30, 2002. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in conjunction with our annual budgeting process.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated financial statements for the quarter ended March 31, 2002.

     On April 30, 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The Company is currently assessing the financial statement impact of SFAS 145.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE MARKET FOR TOUCH-ENABLING TECHNOLOGIES AND TOUCH-ENABLED PRODUCTS IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

     The market for our touch-enabling technologies, and our and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers;

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy and sigmoidoscopy;

•	touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles,

•	touch-enabled automotive interfaces; and

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product.

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

WE HAD AN ACCUMULATED DEFICIT OF $63.1 MILLION AS OF MARCH 31, 2002, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

     Over the past year, large personal computer manufacturers have announced slower than anticipated sales of personal computers. This slowdown in personal computer sales may adversely affect sales of our licensees’ royalty-bearing, touch-enabled peripheral products, such as touch-enabled mice and joysticks, that are used with personal computers. The slowdown affecting personal computer companies may also make it more difficult to persuade such manufacturers to incorporate more costly touch-enabled mice products into their product lines. The impact of this downturn on our royalty revenue may be more pronounced if a significant cause of this trend is a reduction in the amount that individuals and companies have budgeted for personal computer-related devices, such as touch-enabled mice, rather than saturation of the market for personal computers generally.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN OR OTHER FACTORS, MEDICAL INSTITUTIONS DO NOT BUDGET FOR SUCH DEVICES.

     Our medical simulation products, such as our AccuTouch Endoscopy Simulator, the AccuTouch Endovascular Simulator and our Laparoscopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of the economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain fundings for medical and educational institutions, in which case purchases of medical simulators may have been deferred.

REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL CAPTURE AND INTERACTION PRODUCTS.

     We believe that the current economic downturn has lead to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, that use our three-dimensional capture and interaction products. Sales of our three-dimensional capture and interaction products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of three-dimensional digitizers, may be adversely affected by these cuts in corporate research and development budgets.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS OPERATIONS, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     Since 1997, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations at least until the third quarter of 2002. If our operations do not result in positive cash flow, we may require additional financing for working capital to fund our operations. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past two years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

WE HAVE LIMITED DISTRIBUTION CHANNELS AND RESOURCES TO MARKET AND SELL OUR MEDICAL SIMULATION AND THREE-DIMENSIONAL SIMULATION PRODUCTS, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

     We have limited resources for marketing and selling medical simulation or three-dimensional simulation products either directly or through distributors. To achieve business objectives there is an importance in building a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small specialized companies that may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There is no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales or marketing network for our simulation products could have a material adverse effect on our product revenues.

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

WE MIGHT BE UNABLE TO RETAIN OR RECRUIT NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

     Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. A number of employees of our subsidiaries, including several members of these subsidiaries senior management, have departed since the acquisitions were completed. It may not be possible to retain enough key employees of our subsidiaries to operate these businesses effectively.

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

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the quarters ended March 31, 2002 and 2001, respectively, 26% and 28% of our total revenues was royalty revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

COMPETITION WITH OUR PRODUCTS AND OUR LICENSEES’ PRODUCTS MAY REDUCE OUR REVENUE.

     Rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices and increasing foreign and domestic competition characterize the markets in which we and our licensees’ compete. We believe that competition in these markets will continue to be intense, and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

     We face competition from unlicensed products as well. Our licensees or other third parties may seek to develop products, which they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

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

     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technology could also require significant additional expenses and strain our management, financial and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if we:

•	fail to develop new technologies;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

MEDTRONIC ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC AND/OR A REDUCTION IN DEVELOPMENT WORK FOR MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.

     For the quarters ended March 31, 2002 and 2001, we derived 11% and 7% of our total revenues from Medtronic. If our product sales to Medtronic decline and/or Medtronic reduces the development activities we perform for them our total revenues may decline.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     For the quarter ended March 31, 2002, we derived 9% of our total revenues and 36% of our royalty revenue from Logitech, and for the quarter ended March 31, 2001, we derived 12% of our total revenues and 42% of our royalty revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

          In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of the Company), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000. The Company and certain individual defendants were served with the complaint, but after the 120 day period for service allowed by the Federal Rules of Civil Procedure had elapsed.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. The defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. On or about April 19, 2002, plaintiffs electronically served amended complaints in most of the cases. Plaintiffs indicated that they would file amended complaints in the cases against Immersion and certain other issuers after their pending motions for appointment of lead plaintiffs were granted. We expect that the amended complaint against the Company will allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. We also expect that the amended complaint will allege that false analyst reports were issued. We do not expect the amended complaint to claim any specific amount of damages.

     Management believes that this litigation is without merit and intends to vigorously defend against it.

OUR CURRENT LITIGATION AGAINST MICROSOFT AND SONY COULD BE EXPENSIVE, DISRUPTIVE AND TIME CONSUMING, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

     On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. The case has been assigned to Judge Wilken in the U.S. District Court, Northern District of California, Oakland. On April 4, 2002, Sony Computer Entertainment and Microsoft Corporation responded to the court regarding our claims. In response, both Sony Computer Entertainment and Microsoft Corporation, denied infringement and alleged our patents were invalid and non-enforceable. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND, AND COULD EXPOSE US TO LOSS.

     Claims that our products or our licensees’ products have flaws or other defects that lead to personal or other injury are common in the computer peripherals industry and medical fields. If products that we or our licensees sell cause personal injury, financial loss or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend and distracting to management and could result in damages and injure our reputation or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations.

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

     Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”) and the American College of Cardiology (“ACC”), have great influence in endorsing particular medical methodologies, including medical training methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse our medical simulation training products as a training vehicle, market penetration for our products could be significantly and adversely affected.

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

     The product development process for automobiles is very lengthy. We do not earn per unit royalty revenue on our automotive technologies unless, and until, automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive, if any.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We have limited exposure to financial market risks, including changes in interest rates. The fair value of our portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. Our foreign operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations.

     We have equity investments in several privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments during the third quarter of 2001. The remaining cost basis of these investments on our Consolidated Balance Sheet is $2.2 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of March 31, 2002, management has determined that the carrying value of these investments at $2.2 million is appropriate.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of the Company), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000. The Company and certain individual defendants were served with the complaint, but after the 120 day period for service allowed by the Federal Rules of Civil Procedure had elapsed.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. The defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. On or about April 19, 2002, plaintiffs electronically served amended complaints in most of the cases. Plaintiffs indicated that they would file amended complaints in the cases against Immersion and certain other issuers after their pending motions for appointment of lead plaintiffs were granted. We expect that the amended complaint against the Company will allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. We also expect that the amended complaint will allege that false analyst reports were issued. We do not expect the amended complaint to claim any specific amount of damages.

     Management believes that this litigation is without merit and intends to vigorously defend against it.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. for infringing our haptic technology. Our complaint, filed in the U.S. District Court for the Northern District Court of California, alleges infringement by Microsoft’s and Sony’s use of haptic technology, which lets people feel touch sensations while interacting with a digital display in their popular video gaming consoles, such as the Microsoft Xbox™ and Sony PlayStation® and PlayStation®2 videogame systems, and associated controllers, accessories and software games with touch feedback. On April 4, 2002, Sony Computer Entertainment and Microsoft Corporation responded to the court regarding our claims. In response, both Sony Computer Entertainment and Microsoft Corporation, denied infringement and alleged our patents were invalid and non-enforceable. However, we remain confident in our position and in the merits of the case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Description

None

(b)	Reports on Form 8-K

     We filed a Current Report on Form 8-K on February 12, 2002, reporting that we had filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION Registrant

Date: May 15, 2002	/s/ Robert O’Malley Robert O’Malley Chief Executive Officer, Chairman and Director

Date: May 15, 2002	/s/ Victor Viegas Victor Viegas President, Chief Operating Officer and Chief Financial Officer