Form 10-Q
period 2002-06-30
IMMERSION CORP
filed 2002-08-14
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to_____________

Commission file number 000-27969

IMMERSION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3180138

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

801 Fox Lane, San Jose, California 95131

(Address of principal executive offices)(Zip Code)

(408) 467-1900

(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Number of shares of Common Stock outstanding at August 9, 2002: 20,123,903.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2002	2001(1)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,378	$10,381
Short-term investments	—	2,545
Accounts receivable, (net of allowances for doubtful accounts of: 2002, $329; and 2001, $356)	3,891	3,779
Inventories	2,034	1,965
Prepaid expenses and other current assets	679	1,179

Total current assets	21,982	19,849
Property and equipment, net	2,509	2,918
Goodwill, net	3,758	3,676
Purchased intangibles and other assets, net	7,111	8,382
Other investments	2,200	2,200

Total assets	$37,560	$37,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,250	$722
Accrued compensation	906	1,158
Other current liabilities	764	587
Deferred revenue and customer advances	905	953
Current portion of long-term debt and warrant liability	4,910	4,519
Current portion of capital lease obligation	21	22

Total current liabilities	8,756	7,961
Long-term debt, less current portion	35	83
Capital lease obligation, less current portion	37	47
Warrant liability	—	120
Long-term deferred revenue, less current portion	4,625	—

Total liabilities	13,453	8,211

Contingencies (Note 7)
Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2002, 20,068,984 and 2001, 18,973,108	89,447	89,294
Warrants	1,974	1,990
Deferred stock compensation	(2,087)	(2,956)
Accumulated other comprehensive loss	(7)	(19)
Accumulated deficit	(65,220)	(59,495)

Total stockholders’ equity	24,107	28,814

Total liabilities and stockholders’ equity	$37,560	$37,025

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Royalty revenue	$1,633	$633	$2,867	$2,122
Product sales	2,821	2,739	5,219	5,746
Development contracts and other	1,007	864	2,180	1,729

Total revenues	5,461	4,236	10,266	9,597

Costs and expenses:
Cost of product sales	1,479	1,596	2,764	3,380
Sales and marketing	1,817	2,568	3,926	5,626
Research and development	1,588	2,076	3,291	4,129
General and administrative	1,813	1,741	3,791	3,801
Amortization of intangibles and deferred stock compensation*	712	1,400	1,626	2,652
Other charges	—	100	397	125

Total costs and expenses	7,409	9,481	15,795	19,713

Operating loss	(1,948)	(5,245)	(5,529)	(10,116)
Interest and other income	100	385	235	783
Interest and other expense	(223)	(220)	(431)	(407)

Net loss	$(2,071)	$(5,080)	$(5,725)	$(9,740)

Basic and diluted net loss per share	$(0.10)	$(0.27)	$(0.29)	$(0.53)

Shares used in calculating basic and diluted net loss per share	20,002	18,611	19,679	18,530

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$384	$941	$961	$1,907
Deferred stock compensation — sales and marketing	3	12	6	3
Deferred stock compensation — research and development	323	349	644	564
Deferred stock compensation — general and administrative	2	98	15	178

Total	$712	$1,400	$1,626	$2,652

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,725)	$(9,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	644	611
Amortization of intangibles	961	1,907
Amortization of deferred stock compensation	665	745
Amortization of discounts on notes payable	226	226
Fair value adjustment for warrant liability	(116)	(139)
Loss on disposal of equipment	6	7
Noncash compensation expense	14	—
Noncash interest expense	166	154
Changes in operating assets and liabilities:
Accounts receivable	(109)	(693)
Inventories	(69)	(182)
Prepaid expenses and other assets	730	215
Accounts payable	528	(733)
Accrued liabilities	(78)	(250)
Deferred revenue and customer advances	4,577	(7)

Net cash provided by (used in) operating activities	2,420	(7,879)

Cash flows from investing activities:
Purchases of short-term investments	(5)	(1,020)
Sales and maturities of short-term investments	2,550	3,381
Purchases of property and equipment	(237)	(478)

Net cash provided by investing activities	2,308	1,883

Cash flows from financing activities:
Issuance of common stock	68	185
Exercise of warrants	50	—
Exercise of stock options	209	145
Payments on notes payable and capital leases	(64)	(58)
Proceeds from shareholder note	—	17

Net cash provided by financing activities	263	289

Effect of exchange rates on cash and cash equivalents	6	5

Net increase (decrease) in cash and cash equivalents	4,997	(5,702)
Cash and cash equivalents:
Beginning of the period	10,381	23,474

End of the period	$15,378	$17,772

Supplemental disclosure of cash flow information :
Cash paid for taxes	$2	$4

Cash paid for interest	$44	$52

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains from short-term investments	$—	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements reflect all the normal recurring adjustments which are, in the opinion of management, necessary to present fairly the condensed consolidated financial position, statements of operations and cash flows for the interim periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no material effect on net loss or stockholders’ equity.

     Goodwill and Purchased Intangible Assets — In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill.

     Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at adoption and at least annually thereafter. During the three months ended June 30, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in conjunction with our annual budgeting process. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     The following pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

	Net (Loss)	(Loss) per share	Net (Loss)	(Loss) per share

Amounts as reported	$(5,080)	$(0.27)	$(9,740)	$(0.53)
Amortization of goodwill and intangibles	419	0.02	838	0.05

Pro forma amounts	$(4,661)	$(0.25)	$(8,902)	$(0.48)

     The carrying amount of goodwill is attributable to the Immersion Computing, Entertainment and Industrial segment.

     In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate except for acquired workforce of $82,000, which was reclassified into goodwill. The components of our purchased intangibles and other assets are as follows:

	June 30,	December 31,
	2002	2001

	(In thousands)
Purchased patents and technology	$6,610	$6,418
Other intangibles	5,748	5,830
Other assets	83	503

Gross purchased intangibles and other assets	$12,441	$12,751
Accumulated amortization of purchased patents and technology	(2,221)	(1,907)
Accumulated amortization of other intangibles	(3,109)	(2,462)

Net purchased intangibles and other assets	$7,111	$8,382

     Amortization of intangibles during the three and six months ended June 30, 2002 was $384,000 and $961,000 respectively. The estimated annual amortization expense for intangible assets as of June 30, 2002 was $1.7 million in 2002, $1.5 million in 2003, $1.3 million in 2004, $1.0 million in 2005, $579,000 in 2006, $498,000 in 2007, and $80,000 in 2008.

     Recent Accounting Pronouncements — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to contractual obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Under this standard, guidance is provided on measuring and recording the liability. We intend to adopt this statement effective January 1, 2003. We do not believe that adoption of this statement will materially impact our financial position, results of operations or cash flows.

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2002.

     On April 30, 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2002.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

2. INVENTORIES

	June 30,	December 31,
	2002	2001

	(In thousands)
Raw materials and subassemblies	$1,422	$1,148
Work in process	119	146
Finished goods	493	671

Total	$2,034	$1,965

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2002	2001

	(In thousands)
Computer equipment and purchased software	$2,094	$1,982
Machinery and equipment	1,890	1,765
Furniture and fixtures	1,422	1,417
Leasehold improvements	692	698

Total	6,098	5,862
Less accumulated depreciation	(3,589)	(2,944)

Property and equipment, net	$2,509	$2,918

4. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(2,071)	$(5,080)	$(5,725)	$(9,740)

Denominator:
Weighted average common shares outstanding	20,002	18,611	19,679	18,561
Weighted average common shares held in escrow	—	—	—	(31)

Shares used in computation, basic and diluted	20,002	18,611	19,679	18,530

Net loss per share, basic and diluted	$(0.10)	$(0.27)	$(0.29)	$(0.53)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,

	2002	2001

Convertible note payable	226,450	226,450
Outstanding stock options	7,030,253	8,345,406
Warrants	511,999	523,972

5. COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Net loss	$(2,071)	$(5,080)	$(5,725)	$(9,740)
Foreign currency translation adjustment	14	(48)	12	(50)
Change in unrealized gains on short-term investments	—	—	—	1

Total comprehensive loss	$(2,057)	$(5,128)	$(5,713)	$(9,789)

6. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

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

     The following tables display information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,329	$2,862	$6,697	$6,982
Immersion Medical	2,189	1,388	3,632	2,633
Intersegment eliminations	(57)	(14)	(63)	(18)

Total	$5,461	$4,236	$10,266	$9,597

Net Loss:
Immersion Computing, Entertainment and Industrial	$(1,931)	$(3,732)	$(4,199)	$(7,051)
Immersion Medical	(114)	(1,344)	(1,499)	(2,689)
Intersegment eliminations	(26)	(4)	(27)	—

Total	$(2,071)	$(5,080)	$(5,725)	$(9,740)

	June 30,	December 31,
	2002	2001

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$43,332	$41,670
Immersion Medical	3,207	2,990
Intersegment eliminations	(8,979)	(7,635)

Total	$37,560	$37,025

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

REVENUE BY REGION

     Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

North America	68%	68%	63%	72%
Europe	15%	14%	17%	13%
Far East	13%	17%	17%	15%
Rest of the world	4%	1%	3%	—

Total	100%	100%	100%	100%

     The Company derived 67% and 65% of its total revenues from the United States for the three months ended June 30, 2002 and 2001 respectively. The Company derived 63% and 68% of its total revenues from the United States for the six months ended June 30, 2002 and 2001 respectively. Revenues from Japan accounted for 12% of the Company’s total revenues for the six months ended June 30, 2002. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at June 30, 2002 and December 31, 2001.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Customer A	*	10%	*	11%
Customer B	14%	*	12%	*

Total	14%	10%	12%	11%

*	Revenue derived from customer represented less than 10% for the period.

     As of June 30, 2002, no customer accounted for more than 10% of the Company’s accounts receivable.

7. CONTINGENCIES AND LEGAL MATTERS

          In re Immersion Corporation

     The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action is pending in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former CEO, President and Chairman of the Company), Victor Viegas (CFO), Bruce Schena (former Chief Technology Officer, and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000. The Company and certain individual defendants were served with the complaint, but after the 120 day period for service allowed by the Federal Rules of Civil Procedure had elapsed.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. The defendants’

time to respond to the complaints has been stayed pending a plan for further coordination. On or about April 19, 2002, plaintiffs electronically served amended complaints in most of the cases. Plaintiffs indicated that they would file amended complaints in the cases against Immersion and certain other issuers after their pending motions for appointment of lead plaintiffs were granted. The Company expects that the amended complaint against it will allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The Company also expects that the amended complaint will allege that false or misleading analyst reports were issued. The Company does not expect the amended complaint to claim any specific amount of damages. On July 15, 2002, the Company filed a motion for dismissal of this case, and such motion is expected to be heard prior to year-end.

     Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. The case has been assigned to Judge Wilken in the U.S. District Court, Northern District of California, Oakland. On April 4, 2002, Sony Computer Entertainment and Microsoft Corporation responded to the court regarding our claims. In response, both Sony Computer Entertainment and Microsoft Corporation, denied infringement and alleged our patents were invalid and non-enforceable. On June 14, 2002 the initial case management conference with Judge Wilken was held and the claims construction proceedings are underway. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

          Other Contingencies

     The Company’s 70% owned subsidiary, Sky Fitness, has had claims against the Company relating to the Sky Fitness mark and ownership of the Sky Fitness technology. The claims allege that the SkyCYCLE mark infringes a competitor’s mark and that a former employee of the Company violated a noncompete clause within his employment agreement. The Company believes these claims are without merit and would vigorously defend itself if these claims were to progress.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operation and Factors That May Affect Future Results, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report.

OVERVIEW

     We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial, and Immersion Medical. We focus on four application areas — computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, knobs, wheels and gamepads targeted at consumers. For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers to practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic surgical procedures. We also sell three-dimensional capture and interaction products. Our line of computer digitizing products includes the MicroScribe 3D product line and specialized whole-hand sensing gloves and software, such as the CyberGlove, CyberGrasp, CyberForce, CyberTouch and VirtualHand software that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

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

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of June 30, 2002, we had capitalized patents and technology of $4.4 million, net of accumulated amortization of $2.2 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

     We currently derive royalty revenue from sales of our licensees’ consumer computer peripheral devices, such as touch-enabled mice and joysticks. We also derive royalty revenue from the inclusion of touch-enabled controls incorporating our technology in automobiles. Our basic licensing model typically includes an upfront license fee and/or a royalty paid by the peripheral or automobile manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. We derive product revenue from a number of sources including sales of our medical simulation hardware devices and from sales of the software modules that are used in conjunction with such devices. Other sources of product revenue include sales of our three-dimensional digitizing products, such as the MicroScribe products, sales of hardware and software for our whole-hand sensing gloves, such as the CyberGlove, and sales of our custom microprocessors, called the Immersion Processors, which are designed for use by our licensees in their touch-enabled computer peripheral devices. With respect to development projects, most such projects involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables.

     We recognize revenues in accordance with applicable accounting standards including the American Institute of Certified Public Accountants’ Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment for product sales. We recognize fixed-fee contract revenue under the cost-to-cost percentage-of-completion accounting method based on the actual physical completion of work performed and the ratio of costs incurred to total estimated costs to complete the contract. We recognize allowable fees under cost-reimbursement contracts as costs are incurred. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. We recognize royalty revenue based on royalty reports or related information received from our licensees and time-based licenses of our intellectual property portfolio over the term of the license.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 ARE AS FOLLOWS:

	June 30,

REVENUES	2002	2001	Change

	($ In thousands)
Three months ended:
Royalty revenue	$1,633	$633	158%
Product sales	2,821	2,739	3%
Development contracts and other	1,007	864	17%

Total Revenue	$5,461	$4,236	29%

Six months ended:
Royalty revenue	$2,867	$2,122	35%
Product sales	5,219	5,746	(9)%
Development contracts and other	2,180	1,729	26%

Total Revenue	$10,266	$9,597	7%

     Total Revenue. Our total revenue for the second quarter of fiscal 2002 increased by $1.2 million or 29% from the second quarter of fiscal 2001. Royalty revenue for the three months ended June 30, 2002 increased to $1.6 million from $633,000 for the three months ended June 30, 2001, an increase of 158%. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. This increase is mainly due to an increased number of product offerings by our licensees that generate per unit royalties as well as royalties from new licensees, including non-recurring payments totaling $297,000. Excluding certain non-recurring fees, royalty revenues for the three months ended June 30, 2002 increased 111% versus the three months ended June 30, 2001. Product sales for the three months ended June 30, 2002 increased by 3% to $2.8 million from $2.7 million for the same period ended June 30, 2001. The increase in product sales was primarily due to an increase in our medical product sales of $455,000, offset by a decrease of $172,000 in our 3D product sales, and a decrease of $174,000 for our custom location based-entertainment products as compared with the three months ended June 30, 2001. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. The increase in medical product sales is primarily the result of an increase in endoscopy and endovascular simulator sales. During the quarter ended June 30, 2002 we also introduced and shipped our new laparoscopic simulator. Products sold by our 3D group include the MicroScribe product line and products such as the CyberGlove and CyberForce for use in research in computer-aided design, simulation, training and virtual reality applications. Declines in the 3D product sales are mainly the result of the current economic climate causing delayed capital spending by industrial customers. Development contract and other revenue is comprised of revenue on commercial and government contracts, which increased by $143,000 during the second quarter of fiscal 2002, as compared to the second quarter of 2001, due to an increase in related development activity on commercial contracts and securing new commercial and governmental development contracts.

     Our total revenue for the first six months of fiscal 2002 increased by $669,000 or 7% from the first six months of fiscal 2001. The increase in royalty revenue of $745,000 or 35% is mainly attributable to an increased number of licensees and product offerings by those licensees during the first six months of fiscal 2002 versus the first six months of fiscal 2001. The first six months of 2002 included approximately $297,000 in certain non-recurring fees, while the first six months of 2001 included a lump-sum royalty payment of $733,000 on past due royalties from one licensee. Excluding the non-recurring fees, recurring royalty revenue for the six-month period ended June 30, 2002 increased by $1.2 million or 85% versus the six-month period ended June 30, 2001. The decrease in product sales for the six months ended June 30, 2002 of $527,000 is primarily attributable to a decrease in microprocessor sales of $394,000, a decrease in our 3D product sales of $395,000, a decrease of $168,000 in our custom location-based entertainment products, and a decrease of $64,000 in certain other products, partially offset by an increase in medical product sales of $469,000. The significant increase in medical product sales is due to increased hardware and software platform offerings and increased markets for this technology. Microprocessor sales are dependent on our licensees volume requirements and use of our chip solution and therefore may vary from period to period based on our licensees need for inventory. Sales of our 3D products have declined mainly due to the delay in capital purchases by most of our industrial customers due to economic factors. The increase in development contract and other revenue of $451,000 for the first six months of fiscal 2002 compared to the first six months of fiscal 2001 is due to an increase in related development activity on commercial and governmental contracts in our medical business.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of fiscal 2002, revenue generated in North America, Europe, Far East and Rest of the World represented 68%, 15%, 13%, and 4% respectively compared to 68%, 14%, 17%, and 1% respectively for the second quarter of fiscal 2001. The shift in revenues among regions is mainly due to an increase in medical product sales and development efforts in the Rest of the World and Europe regions and a decrease in sales of our 3D products to resellers in the Far East.

     In the first six months of fiscal 2002, revenue generated in North America, Europe, Far East, and Rest of the World represented 63%, 17%, 17%, and 3% respectively compared to 72%, 13%, 15%, and 0% respectively, for the first six months of fiscal 2001. The shift in revenues among regions is mainly due to an increase in medical product sales and development efforts in the Europe, Far East and Rest of the World regions as well as automotive development work in the Far East.

	June 30,

COST OF PRODUCT SALES	2002	2001	Change

	($ In thousands)
Three months ended:
Cost of product sales	$1,479	$1,596	(7)%
% of total product revenue	52%	58%
Six months ended:
Cost of product sales	$2,764	$3,380	(18)%
% of total product revenue	53%	59%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales decreased by $117,000 or 7% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The

$117,000 decrease in cost of product sales for the second quarter of 2002 is due to a combination of decreased price and standard cost variances of $53,000, reduced inventory write downs of $72,000, and reduced overhead costs of $29,000, offset by increased royalties of $65,000.

     Cost of product sales decreased by $616,000 or 18% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The $616,000 decrease in cost of product sales is due to a combination of decreased product sales volume of 9%, reduced inventory write downs of $161,000, and decreased overhead costs of $71,000.

	June 30,

OPERATING EXPENSES AND OTHER	2002	2001	Change

	($ In thousands)
Three months ended:
Sales and marketing	$1,817	$2,568	(29)%
% of total revenue	33%	61%
Research and development	$1,588	$2,076	(24)%
% of total revenue	29%	49%
General and administrative	$1,813	$1,741	4%
% of total revenue	33%	41%
Amortization of intangibles and deferred stock compensation	$712	$1,400	(49)%
% of total revenue	13%	33%
Other charges	$—	$100	(100)%
% of total revenue	0%	2%

Six months ended:
Sales and marketing	$3,926	$5,626	(30)%
% of total revenue	38%	59%
Research and development	$3,291	$4,129	(20)%
% of total revenue	32%	43%
General and administrative	$3,791	$3,801	0%
% of total revenue	37%	40%
Amortization of intangibles and deferred stock compensation	$1,626	$2,652	(39)%
% of total revenue	16%	28%
Other charges	$397	$125	218%
% of total revenue	4%	1%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses decreased by $751,000 or 29% in the second quarter of fiscal 2002 compared to the comparable period in 2001. The decrease was mainly due to reduced headcount and related compensation, benefits and overhead costs of $315,000, reduced expenses of $229,000 for market development funds, application development, collateral reproduction, and advertising, reduced travel expenses of $58,000 and a decrease in bad debt expenses of $142,000. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and continued implementation of cost reductions initiated during 2001.

     Sales and marketing expenses decreased by $1.7 million or 30% in the first six months of fiscal 2002 compared to the same period last year. The decrease was mainly due to reduced expenses in market development funds, application development, collateral reproduction, and advertising costs of $847,000, reduced travel expenses of $104,000, a decrease in personnel related costs of $580,000 primarily attributable to a decrease in employee headcount, related compensation, benefits and overhead and a decrease in bad debt expenses of $124,000.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Research and development expenses decreased by $488,000 or 24% in the second quarter of fiscal 2002 compared to the same period in 2001. The decrease was mainly due to a decrease in outside consulting and engineering fees of $200,000, and a decrease in personnel related costs of $263,000 primarily attributable to a decrease in employee headcount, related compensation, benefits and overhead.

     Research and development expenses decreased by $838,000 or 20% in the first six months of fiscal 2002 compared to the same period last year. The decrease was mainly due to a decrease in outside consulting and engineering fees of $357,000, and a decrease in personnel related costs of $523,000 attributable to a decrease in employee headcount, related compensation, benefits and overhead. We believe that continued investment in our research and development is critical to our future success, as we strive to deliver new products and technologies to the marketplace, and expect that these expenses will increase in absolute dollars in future periods, but decrease as a percentage of total revenues.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs. General and administrative expenses increased by $72,000 or 4% in the second quarter of fiscal 2002 compared to the same period in 2001. The increase is primarily attributable to an increase in legal and professional fees of $375,000 mostly due to increased litigation costs, offset by a decrease in personnel related costs of $281,000 attributable to a decrease in employee headcount, related compensation, benefits and overhead and reduced travel costs of $17,000. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to the litigation against us and an increase in legal fees due to the litigation against both Sony and Microsoft.

     General and administrative expenses decreased $10,000 in the first six months of fiscal 2002 compared to the same period last year. The decrease is primarily attributable to a decrease in personnel related costs of $402,000 due to a decrease in employee headcount, related compensation, benefits and overhead, a decrease in office related expenses of $67,000, a decrease in consulting and professional service costs of $47,000, and reduced travel costs of $39,000, offset by an increase in legal and professional fees of $522,000 mainly due to increased litigation costs.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, goodwill and other intangible amortizations and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $688,000 or 49% in the second quarter of fiscal 2002 compared to the same period in 2001. A decrease of $376,000 is the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets beginning January 1, 2002. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. During the second quarter of fiscal 2002 we performed our initial impairment test and no impairment loss resulted from this initial impairment test. Intangible amortization decreased by $181,000 as some intangible assets have reached full amortization and deferred stock compensation expense decreased by $131,000 due to the expiration of certain vesting periods.

     Amortization of intangibles and deferred stock compensation decreased by $1 million or 39% in the first six months of fiscal 2002 compared to the same period last year. A decrease of $728,000 is the result of the adoption of SFAS 142. Intangible amortization decreased by $ 219,000 and deferred stock compensation decreased by $79,000 for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001.

     Other Charges. Other charges decreased by $100,000 or 100% in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. During the quarter ended June 30, 2001 we incurred $100,000 related to severance costs.

     During the six months ended June 30, 2002, other charges increased by $272,000 or 218% as compared to the same period in 2001. The increase is primarily attributable to severance costs incurred during the first quarter of fiscal 2002.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $285,000 in the second quarter of fiscal 2002 compared to the same period in 2001 as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities, as well as reduced yields on investments due to lower interest rates.

     Interest and other income declined by $548,000 in the first six months of fiscal 2002 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consist primarily of interest expense on our secured convertible promissory note and other notes payable. Interest and other expense increased by $3,000 in the second quarter of fiscal 2002 compared to the same period last year. Interest and other expense increased by $24,000 in the first six months of fiscal 2002 compared to the same period last year.

SEGMENT RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 ARE AS FOLLOWS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,329	$2,862	$6,697	$6,982
Immersion Medical	2,189	1,388	3,632	2,633
Intersegment eliminations	(57)	(14)	(63)	(18)

Total	$5,461	$4,236	$10,266	$9,597

Net Loss:
Immersion Computing, Entertainment and Industrial	$(1,931)	$(3,732)	$(4,199)	$(7,051)
Immersion Medical	(114)	(1,344)	(1,499)	(2,689)
Intersegment eliminations	(26)	(4)	(27)	—

Total	$(2,071)	$(5,080)	$(5,725)	$(9,740)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment increased $467,000, or 16% in the second quarter of fiscal year 2002 compared to the same period in 2001. The increase is primarily attributable to increased royalties from existing licensees in addition to new licensees reporting this quarter. Net loss for the quarter ended June 30, 2002 decreased by $1.8 million or 48% compared to the same period in 2001. The decrease is primarily attributable to a higher gross margin of $740,000 related to increased high margin royalty revenues, a reduction in expenses for marketing, and decreased compensation, benefits and overhead costs related to reduced headcount, as well as the cessation of goodwill amortization.

     Revenues for the first six months of fiscal 2002 decreased $285,000 or 4% as compared to the same period last year for the Immersion Computing, Entertainment and Industrial segment. The decrease in revenue is primarily attributable to a decrease in our microprocessors and 3D product sales for the six months ended 2002 compared to the six months ended in 2001, offset by an increase in royalty related revenues for the same period. Net loss for the six months ended June 30, 2002 decreased $2.9 million or 40% compared to the same period in 2001. The decrease is primarily attributable to a higher gross margin of $518,000 related to increased high margin royalty revenues, a reduction in expenses for marketing, and decreased compensation, benefits and overhead costs related to reduced headcount, as well as the cessation of goodwill amortization.

     Immersion Medical segment. Revenues from Immersion Medical increased $801,000 or 58% for the second quarter of fiscal 2002 compared to the same period in 2001. The increase is primarily due to an increase of $300,000 in product sales for our endoscopy and endovascular products, an increase of $293,000 in development contract revenue related to new development efforts secured during 2002, and an increase in licensing revenue of $208,000. Net loss for the quarter ended June 30, 2002 decreased by $1.2 million or 92% compared to the same period in 2001. The decrease is primarily attributable to an increase in gross margin of $624,000 related to the increased licensing and development contract revenue, and reduced expenses for compensation, benefits and overhead costs related to reduced headcount, as well as reduced consulting service costs.

     Revenues for the first six months of fiscal 2002 for the Immersion Medical segment increased by $999,000 or 38% as compared to the same period last year. The increase in revenues is primarily due to an increase of $449,000 in development contract revenue related to development contracts entered into during 2002, an increase of $341,000 in product sales primarily attributable to expanded international sales and increased sales of our endoscopy product line, and an increase of $208,000 in licensing revenue. Net loss for the first six months of fiscal 2002 decreased by $1.2 million or 44% primarily due to an increase in gross margin of $789,000 resulting from the increase in licensing and development contract revenue, and decreased compensation, benefits and overhead costs related to reduced headcount.

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

     At June 30, 2002 our cash, cash equivalents and short-term investments totaled $15.4 million, up $2.5 million from $12.9 million at December 31, 2001.

     Net cash provided by operating activities during the first six months of fiscal 2002 was $2.4 million, an increase from the $7.9 million of net cash used in operating activities during the comparable period last year. Cash provided by operations during the six-month period ended June 30, 2002 comprised primarily of our $5.7 million net loss offset by noncash charges and credits of $2.6 million, including amortization of intangibles and deferred compensation of $1.6 million, an increase of $730,000 due to a change in prepaid expenses and other assets, and an increase of $528,000 due to a change in accounts payable, and an increase of $4.6 million in deferred revenue.

     Net cash provided by investing activities during the first six months of fiscal 2002 was $2.3 million, as opposed to the $1.9 million provided during the same period last year. Net cash provided by investing activities during the period consisted of $2.6 million sale of short-term investments offset by $237,000 used to purchase capital equipment. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     Net cash provided by financing activities during the first six months of fiscal 2002 was $263,000, as compared to the $289,000 provided during the same period last year. Net cash provided by financing activities included issuances of common stock of $68,000, the exercise of stock options of $209,000, and the exercise of stock warrants of $50,000, offset by payments on capital leases and notes payable of $64,000.

     We believe that our cash, cash equivalents and short-term investments will be sufficient to meet our working capital needs and capital expenditure requirements for at least the next 12 months. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during 2002 as a result of our lawsuit against Sony and Microsoft. We anticipate that capital expenditures for the year ended December 31, 2002 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. Our convertible note payable with Medtronic matured on August 10, 2002, and we repaid Medtronic approximately $4.4 million in principal and interest on this note on August 10, 2002. The reduction in cash may cause us to elect to raise additional capital through debt or equity financing for future operating needs, however we believe that we currently maintain adequate cash levels for future operations. If we acquire one or more businesses or products, our capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we may need to raise additional capital there is no assurance that necessary additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents, at December 31, 2001, our obligations and commitments to make future payments for each of the years listed under various contractual obligations. No material changes have occurred during the six months ended June 30, 2002. The numbers presented do not include accrued interest under certain debt obligations since December 31, 2001 of $339,000 payable within 2002.

		Less than	1 - 3	4 -5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Long-Term Debt	$4,602	$4,519	$83	$—	$—
Capital Lease Obligations	81	30	51	—	—
Operating Leases	5,528	1,195	2,409	1,108	816

Total Contractual Cash Obligations	$10,211	$5,744	$2,543	$1,108	$816

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as “available-for-sale.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when incurred on our consolidated statements of operations. We have a policy in place to review our short-term investments on a regular basis to evaluate whether or not these investments have experienced an other-than-temporary decline in fair value. During the three and six months ended June 30, 2002, we did not record any impairment losses related to any of our cash equivalents and our short-term investments.

     We derive our revenues from three principal sources: royalties, product sales, and development contracts. Royalty revenues are based on royalty reports or related information received from our licensees as well as time-based licenses of our intellectual property portfolio. If this information is incorrect or inaccurate it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. Development contract revenues are recognized under the cost-to-cost percentage of completion accounting method based on physical completion of the work to be performed and the ratio of costs incurred to total estimated costs to complete the contract. Our revenue recognition policies are significant because revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

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

     We have acquired patents and other intangibles. Our business acquisitions have included goodwill and other intangible assets. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets, in addition changes could affect the amount of future period amortization expense that we will incur. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. We adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill. During the three months ended June 30, 2002, we performed our first required impairment test of goodwill. No impairment loss resulted from the initial impairment test. On an ongoing basis, we expect to perform our impairment tests during the fourth quarter of each fiscal year. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     We write down the cost of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory reserves could be required.

     We hold equity investments in privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on our estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review of the fair value of these investments, we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments during the third quarter of 2001. The remaining cost basis of these investments on our Consolidated Balance Sheet is $2.2 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of June 30, 2002, we determined that the carrying value of these investments at $2.2 million is appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     On April 30, 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2002.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE MARKET FOR TOUCH-ENABLING TECHNOLOGIES AND TOUCH-ENABLED PRODUCTS IS AT AN EARLY STAGE AND IF MARKET DEMAND DOES NOT DEVELOP, WE MAY NOT ACHIEVE OR SUSTAIN REVENUE GROWTH.

     The market for our touch-enabling technologies, and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

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

WE HAD AN ACCUMULATED DEFICIT OF $65.2 MILLION AS OF JUNE 30, 2002, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since 1997, we have incurred losses in every fiscal quarter. We will need to generate significant revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	attempt to expand the market for touch-enabled products;

•	increase our sales efforts;

•	incur additional expenses related to the operation of businesses we have acquired or will acquire;

•	continue to develop our technologies;

•	pursue strategic relationships; and

•	protect and enforce our intellectual property, including the costs of our litigation against Sony and Microsoft.

     If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

OUR CURRENT LITIGATION AGAINST MICROSOFT AND SONY COULD BE EXPENSIVE, DISRUPTIVE AND TIME CONSUMING, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

     On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. The case has been assigned to Judge Wilken in the U.S. District Court, Northern District of California, Oakland. On April 4, 2002, Sony Computer Entertainment and Microsoft Corporation responded to the court regarding our claims. In response, both Sony Computer Entertainment and Microsoft Corporation, denied infringement and alleged our patents were invalid and non-enforceable. On June 14, 2002 the initial case management conference with Judge Wilken was held and the claims construction proceedings are underway. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS OPERATIONS, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     With the exception of the most recent quarter, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations at least until the third quarter of 2003. Prior to the third quarter of 2003, we may experience quarterly periods where we achieve a positive cash flow from operations, however we may not be able to sustain consistent positive cash flow until such time. If our operations do not result in positive cash flow, we may require additional financing for working capital to fund our operations. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past two years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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

     From time to time we have made strategic investments in early stage technology companies that are developing technologies that we believe could complement or enhance our own technologies, if successful. We have made these investments to provide funding for the development of these companies technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. We wrote down approximately $4.3 million of these investments in 2001 and approximately $239,000 of interest receivable from these companies, and do not expect to realize any return on these amounts. One or more of these companies may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that any of the companies in which we have invested fails or does not achieve a level of success that permits us to realize the value of our investments, we could experience a complete or partial loss on some or all of the investments. If we experience additional losses and related write-downs on some or all of our investments, it would decrease our assets and increase our losses.

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

     These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of our expenses, including costs related to litigation, acquisitions of technologies or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate and retain qualified personnel; and

•	seasonality in the demand for our licensees’ products.

     Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. In addition, because a high percentage of our operating expenses are fixed, a shortfall of revenues can cause significant variations in operating results from period to period.

MEDTRONIC ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, A REDUCTION IN DEVELOPMENT WORK, OR A DECISION NOT TO RENEW EXISTING LICENSES FOR MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.

     For the three and six months ended June 30, 2002 we derived 14% and 12%, respectively, of our total revenues from Medtronic. If our product sales to Medtronic decline, Medtronic reduces the development activities we perform, and/or Medtronic elects not to renew its license on certain technologies from us then our total revenues may decline.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     For the three months ended June 30, 2002, we derived 7% of our total revenues and 22% of our royalty revenue from Logitech, and for the quarter ended June 30, 2001, we derived 10% of our total revenues and 68% of our royalty revenue from Logitech. For the six months ended June 30, 2002, we derived 8% of our total revenues and 28% of our royalty revenue from Logitech, and for the six months ended June 30, 2001, we derived 11% of our total revenues and 53% of our royalty revenues from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

THE RECENT SLOWDOWN IN PERSONAL COMPUTER SALES MAY LEAD TO A REDUCTION IN SALES OF OUR LICENSEES’ TOUCH-ENABLED PERIPHERAL PRODUCTS, SUCH AS TOUCH-ENABLED MICE AND JOYSTICKS, WHICH MAY ADVERSELY AFFECT OUR ROYALTY REVENUE.

     Over the past year, large personal computer manufacturers have announced slower than anticipated sales of personal computers. This slowdown in personal computer sales may adversely affect sales of our licensees’ royalty bearing, touch-enabled peripheral products, such as touch-enabled mice and joysticks, that are used with personal computers. The slowdown affecting personal computer companies may also make it more difficult to persuade such manufacturers to incorporate more costly touch-enabled mice products into their product lines. The impact of this downturn on our royalty revenue may be more pronounced if a significant cause of this trend is a reduction in the amount that individuals and companies have budgeted for personal computer-related devices, such as touch-enabled mice, rather than saturation of the market for personal computers generally. As a result, our results of operations and financial condition may be adversely affected.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN OR OTHER FACTORS, MEDICAL INSTITUTIONS DO NOT BUDGET FOR SUCH DEVICES.

     Our medical simulation products, such as our AccuTouch Endoscopy Simulator, the AccuTouch Endovascular Simulator and our Laparoscopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of the economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the future threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain fundings for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets and this may adversely affect our contract and development revenue generated by the medical segment.

REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL CAPTURE AND INTERACTION PRODUCTS.

     We believe that the current economic downturn has led to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, that use our three-dimensional capture and interaction products. Sales of our three-dimensional capture and interaction products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of three-dimensional digitizers may be adversely affected by these cuts in corporate research and development budgets.

WE HAVE LIMITED DISTRIBUTION CHANNELS AND RESOURCES TO MARKET AND SELL OUR MEDICAL SIMULATION AND THREE-DIMENSIONAL SIMULATION PRODUCTS, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

We have limited resources for marketing and selling medical simulation or three-dimensional simulation products either directly or through distributors. To achieve our business objectives we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small-specialized companies that may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There is no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales or marketing network for our simulation products could have a material adverse effect on our product revenues.

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

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the quarters ended June 30, 2002 and 2001, 30% and 15% respectively, of our total revenues were royalty revenues. For the six months ended June 30, 2002 and 2001, 28% and 22% respectively, of our total revenues were royalty revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

     Personal computer gaming peripherals, computer mice and automotive controls incorporating our touch-enabling technologies are more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co. and BMW, have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

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

IF WE ARE UNABLE TO CONTINUALLY IMPROVE, AND REDUCE THE COST OF OUR TECHNOLOGIES, COMPANIES MAY NOT INCORPORATE OUR TECHNOLOGIES INTO THEIR PRODUCTS, WHICH COULD IMPAIR OUR REVENUE GROWTH.

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

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. The defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. On or about April 19, 2002, plaintiffs electronically served amended complaints in most of the cases. Plaintiffs indicated that they would file amended complaints in the cases against Immersion and certain other issuers after their pending motions for appointment of lead plaintiffs were granted. We expect that the amended complaint against the Company will allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. We expect that the amended complaint will allege that false or misleading analyst reports were issued. We do not expect that the amended complaint to claim any specific amount of damages. On July 15, 2002, we filed a motion for dismissal of this case, and we expect such motion to be heard prior to year-end.

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

LEGISLATIVE ACTIONS, HIGHER INSURANCE COST AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

     Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage or terrorist activity. California has experienced problems with its power supply in recent years. As a result, we have experienced utility cost increases and may experience unexpected interruptions in our power supply that could have a material adverse effect on our sales, results of operations and financial condition. In addition, a substantial portion of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. Any such loss at our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

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

     Under the terms of our present agreement with Microsoft, Microsoft receives a perpetual, worldwide, irrevocable, non-exclusive license under our patents for Microsoft’s SideWinder Force Feedback Pro Joystick and its SideWinder Force Feedback Wheel, and for a future replacement version of these specific SideWinder products having essentially similar functional features. Instead of an ongoing royalty on Microsoft’s sales of licensed products, the agreement provided for a payment of $2.35 million, which we recognized in equal monthly increments over a one-year period that ended in mid-July 2000. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. At the present time, we do not have a license agreement with Microsoft for products other than the SideWinder joystick and steering wheel. Microsoft has a significant share of the market for touch-enabled joysticks and steering wheels for personal computers. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of this market, our royalty revenue from other licensees in this market segment might decline.

WE DEPEND ON A SINGLE SUPPLIER TO PRODUCE OUR IMMERSION PROCESSORS AND A SINGLE SUPPLIER TO PRODUCE OUR MEDICAL SIMULATORS AND MAY LOSE CUSTOMERS IF THESE SUPPLIERS DO NOT MEET OUR REQUIREMENTS.

     We have one supplier for our custom Immersion Processors and one supplier for our custom medical simulators. The custom Immersion Processors improve the performance and help reduce the cost of computer peripheral products, such as joysticks and mice, incorporating our touch-enabling technologies. We have limited control over delivery schedules, quality assurance, manufacturing capacity, yields, costs and misappropriation of our intellectual property. Although our supplier warrants that microprocessors it supplies to us or to our customers will conform to our specifications and be free from defects in materials and workmanship for a period of one year from delivery, any delays in delivery of the processor, quality problems or cost increases could cause us to lose customers and could damage our relationships with our licensees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We have equity investments in several privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments during the third quarter of 2001. The remaining cost basis of these investments on our Consolidated Balance Sheet is $2.2 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of June 30, 2002, management has determined that the carrying value of these investments at $2.2 million is appropriate.

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

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. The defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. On or about April 19, 2002, plaintiffs electronically served amended complaints in most of the cases. Plaintiffs indicated that they would file amended complaints in the cases against Immersion and certain other issuers after their pending motions for appointment of lead plaintiffs were granted. We expect that the amended complaint against the Company will allege violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. We also expect that the amended complaint will allege that false or misleading analyst reports were issued. We do not expect that the amended complaint to claim any specific amount of damages. On July 15, 2002, we filed a motion for dismissal of this case, and we expect such motion to be heard prior to year-end.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. for infringing our haptic technology. Our complaint, filed in the U.S. District Court for the Northern District Court of California, alleges infringement by Microsoft’s and Sony’s use of haptic technology, which lets people feel touch sensations while interacting with a digital display in their popular video gaming consoles, such as the Microsoft Xbox™ and Sony PlayStation® and PlayStation®2 videogame systems, and associated controllers, accessories and software games with touch feedback. On April 4, 2002, Sony Computer Entertainment and Microsoft Corporation responded to the court regarding our claims. In response, both Sony Computer Entertainment and Microsoft Corporation, denied infringement and alleged our patents were invalid and non-enforceable. On June 14, 2002 the initial case management conference with Judge Wilken was held and the claims construction proceedings are underway. However, we remain confident in our position and in the merits of the case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 4, 2002, to consider and vote on the following proposals to: (i) elect two (2) members of the Board of Directors to serve for a three-year term as a Class III Directors (Proposal 1); and (ii) to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002 (Proposal 2).

               Proposal 1. The stockholders elected the two (2) nominees for Class III directors to our Board of Directors. The votes were as follows:

Nominees	For	Withheld Authority

John Hodgman	16,128,134	57,443
Robert O’Malley	14,410,011	1,755,566

          Messrs. Hodgman and O’Malley’s terms will expire at the 2005 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Steven Blank and Jack Saltich (Class I term expires at the 2003 annual meeting); and Jonathan Rubinstein (Class II term expires at the 2004 annual meeting).

          Proposal 2. The ratification of Deloitte & Touche as our independent accountants for the fiscal year ending December 31, 2002:

For:	15,877,750
Against:	273,237
Abstained:	34,590

     The total number of shares eligible to vote as of the record date was 19,878,652.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following exhibits are filed herewith:

Exhibit
Number	Description

99.1	Certification of Robert O’Malley, Chief Executive Officer and Chairman, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Victor Viegas, President, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION Registrant

Date: August 14, 2002	/s/ Robert O’Malley Robert O’Malley Chief Executive Officer, Chairman and Director

Date: August 14, 2002	/s/ Victor Viegas Victor Viegas President, Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Robert O’Malley, Chief Executive Officer and Chairman, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Victor Viegas, President, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002