Form 10-Q
period 2002-09-30
IMMERSION CORP
filed 2002-11-13
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-27969

IMMERSION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3180138

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

801 Fox Lane, San Jose, California 95131

(Address of principal executive offices)(Zip Code)

(408) 467-1900

(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]    No  [   ]

     Number of shares of Common Stock outstanding at November 6, 2002: 20,133,903.

IMMERSION CORPORATION

INDEX

			Page

PART I
FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001	3
		Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine months Ended September 30, 2002 and 2001	4
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2002 and 2001	5
		Notes to Condensed Consolidated Financial Statements (Unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
	Item 4.	Controls and Procedures	33
PART II
OTHER INFORMATION
	Item 1.	Legal Proceedings	33
	Item 6.	Exhibits and Reports on Form 8-K	34
	SIGNATURES		35
	CERTIFICATIONS		36

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001 (1)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,686	$10,381
Short-term investments	—	2,545
Accounts receivable, (net of allowances for doubtful accounts of: 2002, $239; and 2001, $356)	3,880	3,779
Inventories	2,353	1,965
Prepaid expenses and other current assets	435	1,179

Total current assets	15,354	19,849
Property and equipment, net	2,305	2,918
Goodwill, net	3,758	3,676
Purchased intangibles and other assets, net	6,836	8,382
Other investments	1,000	2,200

Total assets	$29,253	$37,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840	$722
Accrued compensation	773	1,158
Other current liabilities	1,353	587
Deferred revenue and customer advances	1,034	953
Current portion of long-term debt and warrant liability	599	4,519
Current portion of capital lease obligation	22	22

Total current liabilities	4,621	7,961
Long-term debt, less current portion	28	83
Capital lease obligation, less current portion	31	47
Warrant liability	—	120
Long-term deferred revenue, less current portion	4,542	—

Total liabilities	9,222	8,211

Contingencies (Note 8)
Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2002, 20,133,903 and 2001, 18,973,108	89,450	89,294
Warrants	1,974	1,990
Deferred stock compensation	(1,725)	(2,956)
Accumulated other comprehensive loss	(16)	(19)
Accumulated deficit	(69,652)	(59,495)

Total stockholders’ equity	20,031	28,814

Total liabilities and stockholders’ equity	$29,253	$37,025

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Royalty revenue	$878	$1,263	$3,745	$3,385
Product sales	2,612	2,327	7,831	8,073
Development contracts and other	987	881	3,167	2,610

Total revenues	4,477	4,471	14,743	14,068

Costs and expenses:
Cost of product sales	1,623	1,421	4,387	4,801
Sales and marketing	1,607	2,303	5,533	7,929
Research and development	1,557	1,791	4,848	5,920
General and administrative	2,062	2,116	5,853	5,917
Amortization of intangibles and deferred stock compensation *	748	1,301	2,374	3,953
Other charges	—	100	397	225

Total costs and expenses	7,597	9,032	23,392	28,745

Operating loss	(3,120)	(4,561)	(8,649)	(14,677)
Interest and other income	20	301	255	1,084
Interest and other expense	(1,332)	(4,778)	(1,763)	(5,185)

Net loss	$(4,432)	$(9,038)	$(10,157)	$(18,778)

Basic and diluted net loss per share	$(0.22)	$(0.48)	$(0.51)	$(1.01)

Shares used in calculating basic and diluted net loss per share	20,113	18,785	19,825	18,616

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$422	$923	$1,383	$2,831
Deferred stock compensation — sales and marketing	3	4	9	7
Deferred stock compensation — research and development	321	334	965	898
Deferred stock compensation — general and administrative	2	40	17	217

Total	$748	$1,301	$2,374	$3,953

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,157)	$(18,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	975	930
Amortization of intangibles	1,383	2,831
Amortization of deferred stock compensation	991	1,122
Amortization of discounts on notes payable	275	338
Fair value adjustment for warrant liability	(89)	(245)
Loss on disposal of equipment	19	34
Loss on writedown of investments	1,200	4,539
Noncash compensation expense	14	—
Noncash interest expense	212	234
Changes in operating assets and liabilities:
Accounts receivable	(101)	(1,781)
Inventories	(388)	(311)
Prepaid expenses and other assets	825	(185)
Accounts payable	113	(487)
Accrued liabilities	381	(189)
Deferred revenue and customer advances	4,623	(372)

Net cash provided by (used in) operating activities	276	(12,320)

Cash flows from investing activities:
Purchases of short-term investments	(5)	(1,020)
Sales and maturities of short-term investments	2,550	3,381
Purchases of property and equipment	(381)	(536)

Net cash provided by investing activities	2,164	1,825

Cash flows from financing activities:
Issuance of common stock	95	295
Exercise of warrants	50	—
Exercise of stock options	222	248
Payments on notes payable and capital leases	(4,509)	(89)
Proceeds from shareholder note	—	17

Net cash provided by (used in) financing activities	(4,142)	471

Effect of exchange rates on cash and cash equivalents	7	(26)

Net (decrease) in cash and cash equivalents	(1,695)	(10,050)
Cash and cash equivalents:
Beginning of the period	10,381	23,474

End of the period	$8,686	$13,424

Supplemental disclosure of cash flow information :
Cash paid for taxes	$—	$4

Cash paid for interest	$978	$69

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains from short-term investments	$—	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

     The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     Under SFAS 142, material amounts of goodwill attributable to each of our reporting units are required to be tested for impairment by comparing the fair value of each reporting unit with its carrying value. These impairment tests are required to be performed at adoption and at least annually thereafter. Prior to June 30, 2002, the Company performed the first of the required impairment tests of goodwill. No impairment loss resulted from the initial goodwill impairment test. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter, in conjunction with our annual budgeting process. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     The following pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

	Net (Loss)	(Loss) per share	Net (Loss)	(Loss) per share

Amounts as reported	$(9,038)	$(0.48)	$(18,778)	$(1.01)
Amortization of goodwill and intangibles	419	0.02	1,257	0.07

Pro forma amounts	$(8,619)	$(0.46)	$(17,521)	$(0.94)

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

     In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate except for acquired workforce of $82,000, which was reclassified into goodwill. The components of our purchased intangibles and other assets are as follows:

	September 30,	December 31,
	2002	2001

	(In thousands)
Purchased patents and technology	$6,757	$6,418
Other intangibles	5,748	5,830
Other assets	83	503

Gross purchased intangibles and other assets	$12,588	$12,751
Accumulated amortization of purchased patents and technology	(2,382)	(1,907)
Accumulated amortization of other intangibles	(3,370)	(2,462)

Net purchased intangibles and other assets	$6,836	$8,382

     Amortization of intangibles during the three and nine months ended September 30, 2002 was $422,000 and $1.4 million respectively. The estimated annual amortization expense for intangible assets as of September 30, 2002 was $1.7 million in 2002, $1.5 million in 2003, $1.3 million in 2004, $1.0 million in 2005, $579,000 in 2006, $498,000 in 2007, and $80,000 in 2008.

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

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2002.

     On April 30, 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2002.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We do not believe that adoption of SFAS 146 will materially impact our financial position, results of operations or cash flows.

2.	INVENTORIES

	September 30,	December 31,
	2002	2001

	(In thousands)
Raw materials and subassemblies	$1,645	$1,148
Work in process	159	146
Finished goods	549	671

Total	$2,353	$1,965

3.	PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2002	2001

	(In thousands)
Computer equipment and purchased software	$2,000	$1,982
Machinery and equipment	1,785	1,765
Furniture and fixtures	1,329	1,417
Leasehold improvements	692	698

Total	5,806	5,862
Less accumulated depreciation	(3,501)	(2,944)

Property and equipment, net	$2,305	$2,918

4.	OTHER INVESTMENTS

     Other investments are comprised of equity investments in privately-held companies accounted for under the cost method. The Company intends to hold its equity investments for the long term and monitors whether there have been other-than-temporary declines in value of these investments based on management’s estimates of their net realizable value taking into account the companies’ respective financial condition and ability to raise third-party financing. At September 30, 2002 the balance of other investments was $1.0 million, after a write down of $1.2 million during the quarter ended September 30, 2002. At December 31, 2001 the balance of other investments was $2.2 million, after a write down of $4.5 million during the quarter ended September 30, 2001.

5.	NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(4,432)	$(9,038)	$(10,157)	$(18,778)

Denominator:
Weighted average common shares outstanding	20,113	18,785	19,825	18,637
Weighted average common shares held in escrow	—	—	—	(21)

Shares used in computation, basic and diluted	20,113	18,785	19,825	18,616

Net loss per share, basic and diluted	$(0.22)	$(0.48)	$(0.51)	$(1.01)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,

	2002	2001

Convertible note payable	—	226,450
Outstanding stock options	7,037,041	8,085,578
Warrants	511,999	523,972

6.	COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Net loss	$(4,432)	$(9,038)	$(10,157)	$(18,778)
Foreign currency translation adjustment	(10)	(1)	2	(51)
Change in unrealized gains on short-term investments	—	—	—	1

Total comprehensive loss	$(4,442)	$(9,039)	$(10,155)	$(18,828)

7.	SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

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

     The following tables display information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$2,496	$3,334	$9,193	$10,316
Immersion Medical	2,121	1,145	5,753	3,778
Intersegment eliminations	(140)	(8)	(203)	(26)

Total	$4,477	$4,471	$14,743	$14,068

Net Loss:
Immersion Computing, Entertainment and Industrial	$(4,240)	$(7,323)	$(8,439)	$(14,373)
Immersion Medical	(134)	(1,713)	(1,632)	(4,402)
Intersegment eliminations	(58)	(2)	(86)	(3)

Total	$(4,432)	$(9,038)	$(10,157)	$(18,778)

	September 30,	December 31,
	2002	2001

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$39,544	$41,670
Immersion Medical	3,457	2,990
Intersegment eliminations	(13,748)	(7,635)

Total	$29,253	$37,025

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

REVENUE BY REGION

     Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

North America	76%	71%	67%	71%
Europe	15%	10%	16%	12%
Far East	9%	17%	15%	16%
Rest of the world	0%	2%	2%	1%

Total	100%	100%	100%	100%

     The Company derived 73% and 71% of its total revenues from the United States for the three months ended September 30, 2002 and 2001 respectively. The Company derived 66% and 69% of its total revenues from the United States for the nine months ended September 30, 2002 and 2001 respectively. Revenues from Japan accounted for 10% of the Company’s total revenues for the nine months ended September 30, 2002. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at September 30, 2002 and December 31, 2001.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Customer A	*	15%	*	12%
Customer B	*	*	11%	*
Customer C	10%	*	*	*

Total	10%	15%	11%	12%

*	Revenue derived from customer represented less than 10% for the period.

     As of September 30, 2002, customer C accounted for 12% of the Company’s accounts receivables. As of September 30, 2001, customer A accounted for 11% of the Company’s accounts receivables. No other customer accounted for more than 10% of the Company’s accounts receivable for the periods presented.

8.	CONTINGENCIES

     In re Immersion Corporation

     The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action was filed in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former Chief Executive Officer, President and Chairman of the Company), Victor Viegas (current President, Chief Executive Officer and Chief Financial Officer), Bruce Schena (former Chief Technology Officer and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. On May 29, 2002, plaintiffs electronically served an amended complaint. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint appears to allege that false or misleading analyst reports were issued. The amended complaint does not claim any specific amount of damages.

     On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. The motions were heard on November 1, 2002 and are currently under consideration by the judge. Settlement discussions with the Plaintiffs are being conducted under the auspices of a mediator. The Company is considering a settlement proposal presented by the mediator.

     Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is underway. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding a claim of infringement of a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that sets, among other dates in the case, April 18, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

OVERVIEW

     We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial, and Immersion Medical. We focus on four application areas — computing and entertainment, medical simulation, professional and industrial, and three-dimensional capture and interaction. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, knobs, wheels and gamepads targeted at consumers. For lower-volume markets like medical simulation systems and three-dimensional capture and interaction products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers to practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic surgical procedures. We also sell three-dimensional capture and interaction products. Our capture products include the MicroScribe G2 desktop digitizer product line and associated software and accessories. Our interaction product line is comprised of specialized whole-hand sensing gloves, armatures and software, including the CyberGlove, CyberGrasp, CyberForce, CyberTouch and VirtualHand software products, that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties from time to time.

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

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of September 30, 2002, we had capitalized patents and technology of $4.4 million, net of accumulated amortization of $2.4 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

     We currently derive royalty revenue from sales of our licensees’ consumer computer peripheral devices, such as touch-enabled mice and joysticks. We also derive royalty revenue from the inclusion of touch-enabled controls incorporating our technology in automobiles and medical simulators. Our basic licensing model typically includes an up-front license fee and/or a royalty paid by the peripheral or automobile manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. We derive product revenue from a number of sources including sales of our medical simulation hardware devices and from sales of the software modules that are used in conjunction with such devices. Other sources of product revenue include sales of our three-dimensional digitizing products, such as the MicroScribe G2 products, sales of hardware and software for our whole-hand sensing gloves, such as the CyberGlove, and sales of our custom microprocessors, called the Immersion Processors, which are designed for use by our licensees in their touch-enabled computer peripheral devices. With respect to development projects, most such projects involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 ARE AS FOLLOWS:

	September 30,		Change

REVENUES	2002	2001

	($ In thousands)
Three months ended:
Royalty revenue	$878	$1,263	(30)%
Product sales	2,612	2,327	12%
Development contracts and other	987	881	12%

Total Revenue	$4,477	$4,471	0%

Nine months ended:
Royalty revenue	$3,745	$3,385	11%
Product sales	7,831	8,073	(3)%
Development contracts and other	3,167	2,610	21%

Total Revenue	$14,743	$14,068	5%

     Total Revenue. Our total revenue for the third quarter of fiscal 2002 was $4.5 million, flat with the third quarter of fiscal 2001; a decrease in royalty revenue was offset by increases in both product sales and development contract revenues for the period. Royalty revenue for the three months ended September 30, 2002 decreased to $878,000 from $1.3 million for the three months ended September 30, 2001, a decrease of 30%. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. This decrease is mainly due to delayed new product introductions from some of our gaming licensees this year, as well as an elevated level of new product introductions during the third quarter of 2001. Product sales for the three months ended September 30, 2002 increased by $285,000 or 12% as compared to the three months ended September 30, 2001. The increase in product sales was mainly due to an increase of $757,000 in our medical product sales, offset by a decrease of $319,000 in our microprocessors sales and a decrease of $138,000 for our custom location-based entertainment products as compared with the three months ended September 30, 2001. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. The increase in medical product sales is primarily the result of an increase in simulator sales in the vascular and laparoscopic product lines during the third quarter of 2002 as compared to the third quarter of 2001. The decline in our microprocessor sales is based on a decision to decrease the sales effort related to this low margin product line as well as reduced volume requirements from our licensees who use this microprocessor solution. Development contract and other revenue is comprised of revenue on commercial and government contracts, which increased by $106,000 during the third quarter of fiscal 2002, as compared to the third quarter of fiscal 2001, due to an increase in related development activity on existing contracts and on securing new commercial and governmental development contracts.

     Our total revenue for the first nine months of fiscal 2002 increased by $675,000 or 5% from the first nine months of fiscal 2001. The increase in royalty revenue of $360,000 or 11% is mainly attributable to an increase in royalties from our automotive and medical licensees and product offerings by those licensees during the first nine months of fiscal 2002. The decrease in product sales for the nine months ended September 30, 2002 of $242,000 or 3% is primarily attributable to a decrease of $713,000 in microprocessor sales, a decrease of $424,000 in our 3D product sales, and a decrease of $306,000 in our custom location-based entertainment products, offset by an increase in medical product sales of $1.2 million. The significant increase in medical product sales is due to increased hardware and software platform offerings and increased markets for this technology. The decline in our microprocessor sales is based on a decision to decrease the sales effort related to this low margin product line as well as reduced volume requirements from our licensees who use this microprocessor solution. Products sold by our 3D group include the MicroScribe G2 product line and products such as the CyberGlove and CyberForce for use in research in computer-aided design, simulation, training and virtual reality applications. The decline in our 3D product sales during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is mainly the result of the current economic climate causing delayed capital spending by industrial customers. The increase of $557,000 in development contract and other revenue for the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001 is due primarily to an increase in related development activity on commercial and governmental contracts in our medical business.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of fiscal 2002, revenue generated in North America, Europe, Far East and Rest of the World represented 76%, 15%, 9%, and 0% respectively compared to 71%, 10%, 17%, and 2% respectively, for the third quarter of fiscal 2001. The shift in revenues among regions is mainly due to an increase in medical product sales and development efforts in North America and Europe and a decrease in sales of our microprocessors to licensees in the Far East.

     In the first nine months of fiscal 2002, revenue generated in North America, Europe, Far East, and Rest of the World represented 67%, 16%, 15%, and 2% respectively compared to 71%, 12%, 16%, and 1% respectively, for the first nine months of fiscal 2001. The shift in revenues among regions is mainly due to an increase in royalty revenue and medical product sales to Europe and a decrease in location-based entertainment products in North America.

	September 30,		Change

COST OF PRODUCT SALES	2002	2001

	($ In thousands)
Three months ended:
Cost of product sales	$1,623	$1,421	14%
% of total product revenue	62%	61%
Nine months ended:
Cost of product sales	$4,387	$4,801	(9)%
% of total product revenue	56%	59%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales increased by $202,000 or 14% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The $202,000 increase in cost of product sales for the third quarter of 2002 is primarily due to a combination of increased product sales of 12% and an increase in overhead costs of $107,000.

     Cost of product sales decreased by $414,000 or 9% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The $414,000 decrease in cost of product sales is due to a combination of decreased product sales, a favorable shift in the product mix and a decrease in inventory write downs. For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 product sales decreased by

3% and sales of our lower margin products such as our microprocessors decreased contributing to favorable product mix. This favorable mix shift is primarily the reason for the decrease in cost of product sales as a percentage of total product sales to 56% for the nine months ended September 30, 2002 compared to 59% for the nine months ended September 30, 2001. Inventory write downs decreased by $158,000 for the nine months ended September 30, 2002 largely due to the significant write down taken during the nine months ended September 30, 2001 for our LightScribe product line.

	September 30,		Change

OPERATING EXPENSES AND OTHER	2002	2001

	($ In thousands)
Three months ended:
Sales and marketing	$1,607	$2,303	(30)%
% of total revenue	36%	52%
Research and development	$1,557	$1,791	(13)%
% of total revenue	35%	40%
General and administrative	$2,062	$2,116	(3)%
% of total revenue	46%	47%
Amortization of intangibles and deferred stock compensation	$748	$1,301	(43)%
% of total revenue	17%	29%
Other charges	$—	$100	(100)%
% of total revenue	0%	2%

Nine months ended:
Sales and marketing	$5,533	$7,929	(30)%
% of total revenue	38%	56%
Research and development	$4,848	$5,920	(18)%
% of total revenue	33%	42%
General and administrative	$5,853	$5,917	(1)%
% of total revenue	40%	42%
Amortization of intangibles and deferred stock compensation	$2,374	$3,953	(40)%
% of total revenue	16%	28%
Other charges	$397	$225	76%
% of total revenue	3%	2%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses decreased by $696,000 or 30% in the third quarter of fiscal 2002 compared to the comparable period in 2001. The decrease was mainly due to reduced headcount and related compensation, benefits and overhead costs of $214,000, reduced expenses of $241,000 for market development funds, application development, collateral reproduction and advertising, reduced supplies and materials of $53,000, reduced travel expenses of $50,000 and a decrease in bad debt expenses of $144,000. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and continued implementation of cost reductions initiated during 2001 and continued in 2002.

     Sales and marketing expenses decreased by $2.4 million or 30% in the first nine months of fiscal 2002 compared to the same period last year. The decrease was mainly due to reduced expenses in market development funds, application development, collateral reproduction, and advertising costs of $1.1 million, a decrease in personnel related costs of $794,000 primarily attributable to a decrease in employee headcount, related compensation, benefits and overhead, reduced travel expenses of $155,000, reduced supplies and materials of $36,000, and a decrease in bad debt expenses of $268,000.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Research and development expenses decreased by $234,000 or 13% in the third quarter of fiscal 2002 compared to the same period in 2001. The decrease was mainly due to a decrease in personnel related costs of $142,000 primarily attributable to a decrease in employee headcount, related compensation, benefits and overhead, a decrease in outside consulting and engineering fees of $48,000 and reduced travel costs of $16,000.

     Research and development expenses decreased by $1.1 million or 18% in the first nine months of fiscal 2002 compared to the same period last year. The decrease was mainly due to a decrease in personnel related costs of $665,000 attributable to a decrease in employee headcount, related compensation, benefits and overhead and a decrease in outside consulting and engineering fees of $404,000. We believe that continued investment in our research and development is critical to our future success, as we strive to deliver new products and technologies to the marketplace, and expect that these expenses may increase in absolute dollars in future periods, but decrease as a percentage of total revenues.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel and an allocation of facilities costs. General and administrative expenses decreased by $54,000 or 3% in the third quarter of fiscal 2002 compared to the same period in 2001. The decrease is mainly due to a decrease in personnel related costs of $385,000 attributable to a decrease in employee headcount, related compensation, benefits and overhead, and reduced travel costs of $6,000, offset by an increase in legal and professional fees of $283,000 mostly due to increased litigation costs and an increase of $43,000 of public company expenses. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to the litigation against us and an increase in legal fees due to the litigation against both Sony and Microsoft, as well as additional public company compliance costs.

     General and administrative expenses decreased $64,000 or 1% in the first nine months of fiscal 2002 compared to the same period last year. The decrease is primarily attributable to a decrease in personnel related costs of $787,000 due to a decrease in employee headcount, related compensation, benefits and overhead, a decrease in office related expenses of $58,000, and reduced travel costs of $46,000, offset by an increase in legal and professional fees of $758,000 mainly due to increased litigation costs and increased public company expenses of $88,000.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, goodwill and other intangible amortizations and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $553,000 or 43% in the third quarter of fiscal 2002 compared to the same period in 2001. A decrease of $370,000 is the result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets beginning January 1, 2002. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. During the second quarter of fiscal 2002 we performed our initial impairment test and no impairment loss resulted from this initial impairment test. Intangible amortization decreased by $131,000 as some intangible assets have reached full amortization and deferred stock compensation expense decreased by $52,000 due to the expiration of certain option vesting periods.

     Amortization of intangibles and deferred stock compensation decreased by $1.6 million or 40% in the first nine months of fiscal 2002 compared to the same period last year. A decrease of $1.1 million is the result of the adoption of SFAS 142. Intangible amortization decreased by $350,000 and deferred stock compensation decreased by $131,000 for the nine month period ended September 30, 2002 as compared to the nine month period ended September 30, 2001.

     Other Charges. Other charges decreased by $100,000 or 100% in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. During the quarter ended September 30, 2001 we incurred $100,000 related to severance costs. During the nine months ended September 30, 2002, other charges increased by $172,000 or 76% as compared to the same period in 2001. The increase is due to severance costs incurred during the first quarter of fiscal 2002.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $281,000 in the third quarter of fiscal 2002 compared to the same period in 2001 as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities, as well as reduced yields on investments due to lower interest rates.

     Interest and other income declined by $829,000 in the first nine months of fiscal 2002 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consist primarily of interest expense on our secured convertible promissory note and other notes payable. Interest and other expense decreased by $3.4 million for the three months and nine months ended September 30, 2002 compared to the three months and nine months ended September 30, 2001. During the quarter ended September 30, 2002 we incurred a non cash write down of $1.2 million of an investment in a privately-held company, conversely during the quarter ended September 30, 2001 we incurred a $4.5 million non cash write down of investments in two privately-held companies.

SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 ARE AS FOLLOWS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$2,496	$3,334	$9,193	$10,316
Immersion Medical	2,121	1,145	5,753	3,778
Intersegment eliminations	(140)	(8)	(203)	(26)

Total	$4,477	$4,471	$14,743	$14,068

Net Loss:
Immersion Computing, Entertainment and Industrial	$(4,240)	$(7,323)	$(8,439)	$(14,373)
Immersion Medical	(134)	(1,713)	(1,632)	(4,402)
Intersegment eliminations	(58)	(2)	(86)	(3)

Total	$(4,432)	$(9,038)	$(10,157)	$(18,778)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased by $838,000, or 25% in the third quarter of fiscal year 2002 compared to the same period in 2001. The decrease is mainly due to a decrease in royalty revenues and a decrease in product sales of our microprocessors and custom location-based entertainment products. Net loss for the quarter ended September 30, 2002 decreased by $3.1 million or 42% compared to the same period in 2001. The decrease is mainly due to a reduction of $3.3 million in the write down of certain investments in privately-held companies that occurred in both the third quarter of 2002 and 2001, the cessation of goodwill amortization, and a reduction in expenses for marketing partly offset by a decrease in gross margin due to reduced sales and an increase in legal fees.

     Revenues for the first nine months of fiscal 2002 decreased by $1.1 million or 11% as compared to the same period last year for the Immersion Computing, Entertainment and Industrial segment. The decrease in revenue is primarily attributable to a decrease in our microprocessors and 3D product sales, and a decrease in development contract revenue for the nine months ended 2002 compared to the nine months ended in 2001, partially offset by an increase in royalty revenues for the same period. Net loss for the nine months ended September 30, 2002 decreased $5.9 million or 41% compared to the same period in 2001. The decrease is mainly due to a reduction of $3.3 million in the write down of certain investments in privately-held companies that occurred in both the third quarter of 2002 and 2001, the cessation of goodwill amortization of $1.8 million, decreased compensation, benefits and overhead costs related to reduced headcount and a reduction in expenses for marketing partially offset by an increase in legal fees.

     Immersion Medical segment. Revenues from Immersion Medical increased by $976,000 or 85% for the third quarter of fiscal 2002 compared to the same period in 2001. The increase is primarily due to an increase of $571,000 in product sales, an increase of $343,000 in development contract revenue related to new development efforts secured during 2002, and an increase in licensing revenue of $62,000. Net loss for the quarter ended September 30, 2002 decreased by $1.6 million or 92% compared to the same period in 2001. The decrease is primarily attributable to an increase in gross margin of $613,000 related to the increased development contract revenue and product sales, and reduced expenses for compensation, benefits and overhead costs of $618,000 related to reduced headcount, as well as reduced consulting service costs.

     Revenues for the first nine months of fiscal 2002 for the Immersion Medical segment increased by $2.0 million or 52% as compared to the same period last year. The increase in revenues is primarily due to an increase of $912,000 in product sales, an increase of $792,000 in development contract revenue related to development contracts entered into during 2002, and an increase of $271,000 in licensing revenue. Net loss for the first nine months of fiscal 2002 decreased by $2.8 million or 63% primarily due to an increase in gross margin of $1.4 million resulting from the increase in all revenue categories, and decreased compensation, benefits and overhead costs of $1.1 million related to reduced headcount, as well as reduced consulting service costs.

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

     At September 30, 2002 our cash, cash equivalents and short-term investments totaled $8.7 million, down $4.2 million from $12.9 million at December 31, 2001.

     Net cash provided by operating activities during the first nine months of fiscal 2002 was $276,000, an increase from the $12.3 million of net cash used in operating activities during the comparable period last year. Cash provided by operations during the nine month period ended September 30, 2002 comprised primarily of our $10.2 million net loss offset by noncash charges and credits of $5.0 million, including amortization of intangibles and deferred compensation of $2.4 million and the write down of one of our investments in a privately-held company of $1.2 million, an increase of $4.6 million due to a change in deferred revenue mostly due to prepayments under certain licensing agreements entered into during the first quarter of fiscal 2002, an increase of $825,000 due to a change in prepaid expenses and other assets, an increase of $381,000 due to a change in accrued liabilities, an increase of $113,000 due to a change in accounts payable, offset by a decrease of $388,000 due to a change in inventories, and a decrease of $101,000 due to a change in accounts receivable.

     Net cash provided by investing activities during the first nine months of fiscal 2002 was $2.2 million, as opposed to the $1.8 million provided during the same period last year. Net cash provided by investing activities during the period consisted of $2.6 million sale of short-term investments offset by $381,000 used to purchase capital equipment. In order to improve our rate of return on cash and still provide short-term liquidity, we periodically purchase or sell short-term investments, which typically are interest-bearing, investment-grade securities with a maturity of greater than 90 days and less than one year.

     Net cash used in financing activities during the first nine months of fiscal 2002 was $4.1 million as compared to the $471,000 provided during the same period last year. Net cash used in financing activities included payments of $4.5 million on notes payable and capital lease including $4.4 million on our convertible note payable with Medtronic, offset by issuances of common stock of $95,000, the exercise of stock options of $222,000, and the exercise of stock warrants of $50,000.

     We believe that we will need to raise approximately $5.0 to $10.0 million in additional capital over the next six months to meet our working capital needs and capital expenditure requirements for the next twelve months. Our plans to raise additional capital include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements which require up-front license payments and potentially through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during 2002 and 2003 as a result of our lawsuit against Sony and Microsoft. We anticipate that capital expenditures for the year ended December 31, 2002 will total approximately $600,000 in connection with anticipated upgrades to operations and infrastructure. Our convertible note payable with Medtronic matured on August 10, 2002, and we repaid Medtronic approximately $4.4 million in principal and interest on this note leaving $680,000 of debt on our balance sheet of which approximately $500,000 is payable during the fourth quarter of 2002. To the extent we raise additional capital through debt or equity financing for future operating needs, this could result in substantial dilution for our stockholders. If we acquire one or more businesses or products, our capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to raise additional capital, there is no assurance that necessary additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents, at December 31, 2001, our obligations and commitments to make future payments for each of the years listed under various contractual obligations. No material changes have occurred during the nine months ended September 30, 2002. The numbers presented do not include accrued interest under certain debt obligations since December 31, 2001 of $339,000 payable within 2002.

		Less than	1 - 3	4 -5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

	(In thousands)
Long-Term Debt	$4,602	$4,519	$83	$—	$—
Capital Lease Obligations	81	30	51	—	—
Operating Leases	5,528	1,195	2,409	1,108	816

Total Contractual Cash Obligations	$10,211	$5,744	$2,543	$1,108	$816

     During the third quarter of fiscal 2002, we repaid $4.4 million of long-term debt, including interest, owed to Medtronic. As a result of this repayment our balance of long-term debt obligations is $627,000 as of September 30, 2002, that includes $599,000 payable prior to September 30, 2003. Included in this amount is a principal only balance of $500,000 payable during the fourth quarter of 2002.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We classify all of our cash equivalents and short-term investments that are free of trading restrictions, or become free of trading restrictions within one year, as “available-for-sale.” We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when incurred on our consolidated statements of operations. We have a policy in place to review our short-term investments on a regular basis to evaluate whether or not these investments have experienced an other-than-temporary decline in fair value. During the three and nine months ended September 30, 2002, we did not record any impairment losses related to any of our cash equivalents and our short-term investments.

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

     We have acquired patents and other intangibles. Our business acquisitions have included goodwill and other intangible assets. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets, in addition changes could affect the amount of future period amortization expense that we will incur. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. We adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill. Prior to June 30, 2002, we performed our first required impairment test of goodwill. No impairment loss resulted from the initial impairment test. On an ongoing basis, we expect to perform our impairment tests during the fourth quarter of each fiscal year. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     We write down the cost of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assessments about current and future demand and market conditions. If actual market conditions were to be less favorable than those projected by management, additional inventory write-downs could be required.

     We hold equity investments in privately-held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on our estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review of the fair value of these investments, we recorded an impairment loss of $1.2 million during the third quarter of 2002, and an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments during the third quarter of 2001. The remaining cost basis of these investments on our Consolidated Balance Sheet is $1.0 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of September 30, 2002, we determined that the carrying value of these investments at $1.0 million is appropriate.

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

     On April 30, 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2002.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We do not believe that adoption of SFAS 146 will materially impact our financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE WILL NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS OPERATIONS, AND WE CANNOT BE SURE THAT ADDITIONAL FINANCING WILL BE AVAILABLE.

     Since 1997, our cash flow from operations has primarily been negative and we expect to experience negative cash flow from operations at least until the third quarter of 2003. We believe that we will need to raise approximately $5 to $10 million in additional capital over the next six months to meet our working capital needs and capital expenditure requirements for the next twelve months. Our plans to raise additional capital include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements which require up-front license payments and potentially through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. Prior to the third quarter of 2003, we may experience quarterly periods where we achieve a positive cash flow from operations, however we may not be able to sustain consistent positive cash flow during such time. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past two years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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

     The market for our touch-enabling technologies, and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers;

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy, sigmoidoscopy and laparoscopic procedures;

•	touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles,

•	touch-enabled automotive interfaces; and

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product.

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

WE HAD AN ACCUMULATED DEFICIT OF $70 MILLION AS OF SEPTEMBER 30, 2002, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

OUR CURRENT LITIGATION AGAINST MICROSOFT AND SONY IS EXPENSIVE, DISRUPTIVE AND TIME CONSUMING AND WILL CONTINUE TO BE, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is underway. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding a claim of infringement of a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that sets, among other dates in the case, April 18, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

     From time to time we have made strategic investments in early stage technology companies that are developing technologies that we believe could complement or enhance our own technologies, if successful. We have made these investments to provide funding for the development of these companies technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. We wrote down $1.2 million of these investments in the third quarter of 2002, and in the third quarter of 2001 we wrote down $4.3 million of these investments and approximately $239,000 of interest receivable from these companies, and do not expect to realize any return on these amounts. Our remaining investment may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that this company in which we have invested fails or does not achieve a level of success that permits us to realize the value of this investment, we could experience a complete or partial loss on some or all of this investment. If we experience additional losses and related write-downs on the carrying value of our remaining investment, it would decrease our assets and increase our losses.

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

     For the three and nine months ended September 30, 2002 we derived 8% and 11%, respectively, of our total revenues from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform then our total revenues may decline.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     For the quarter ended September 30, 2002, we derived 4% of our total revenues and 23% of our royalty revenue from Logitech, and for the quarter ended September 30, 2001, we derived 15% of our total revenues and 53% of our royalty revenue from Logitech. For the nine months ended September 30, 2002, we derived 7% of our total revenues and 23% of our royalty revenue from Logitech, and for the nine months ended September 30, 2001, we derived 12% of our total revenues and 51% of our royalty revenues from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

     We believe that the current economic downturn has led to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, that use our three-dimensional capture and interaction products. Sales of our three-dimensional capture and interaction products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe G2 line of three-dimensional digitizers may be adversely affected by these cuts in corporate research and development budgets.

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

VICTOR VIEGAS, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR, RECENTLY BECAME THE CHIEF EXECUTIVE OFFICER AND DIRECTOR OF THE COMPANY AND IF THERE ARE DIFFICULTIES WITH THIS LEADERSHIP TRANSITION IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY

     Victor Viegas, our President, Chief Executive Officer, Chief Financial Officer and Director, took over the duties of Chief Executive Officer and Director in October 2002. Our success will depend to a significant extent on Mr. Viegas’ ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with our executive staff and board of directors. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.

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

     We may hire additional sales, support, marketing and research and development personnel. We may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. In addition, merit increases have been suspended for fiscal 2002. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty revenue for us. For the quarters ended September 30, 2002 and 2001, 20% and 28% respectively, of our total revenues were royalty revenues. For the nine months ended September 30, 2002 and 2001, 25% and 24% respectively, of our total revenues were royalty revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

     Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty revenue.

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

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action was filed in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former Chief Executive Officer, President and Chairman of the Company), Victor Viegas (current President, Chief Executive Officer and Chief Financial Officer), Bruce Schena (former Chief Technology Officer and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. On May 29, 2002, plaintiffs electronically served an amended complaint. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint appears to allege that false or misleading analyst reports were issued. The amended complaint does not claim any specific amount of damages.

     On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. The motions were heard on November 1, 2002 and are currently under consideration by the judge. Settlement discussions with the Plaintiffs are being conducted under the auspices of a mediator. The Company is considering a settlement proposal presented by the mediator.

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

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

OUR MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS AND COULD ALSO AFFECT THE VOLATILITY OF OUR STOCK PRICE.

     Certain stockholders hold a substantial amount of our outstanding common stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.

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

     We have equity investments in several privately-held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $1.2 million in the third quarter of 2002, and in the third quarter of 2001 we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments. The remaining cost basis of these investments on our Consolidated Balance Sheet is $1.0 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of September 30, 2002, management has determined that the carrying value of these investments at $1.0 million is appropriate.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Under the supervision and with the participation of our management, including our chairman of the board and our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our chairman of the board and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action was filed in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former Chief Executive Officer, President and Chairman of the Company), Victor Viegas (current President, Chief Executive Officer and Chief Financial Officer), Bruce Schena (former Chief Technology Officer and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000.

     The lawsuit has been consolidated for pretrial purposes with similar lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000 before the Honorable Judge Shira A. Scheindlin. On May 29, 2002, plaintiffs electronically served an amended complaint. The amended complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectus incorporated in the registration statement for the Company’s initial public offering failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offering; and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. The amended complaint appears to allege that false or misleading analyst reports were issued. The amended complaint does not claim any specific amount of damages.

     On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. The motions were heard on November 1, 2002 and are currently under consideration by the judge. Settlement discussions with the Plaintiffs are being conducted under the auspices of a mediator. The Company is considering a settlement proposal presented by the mediator.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is underway. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding a claim of infringement of a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that sets, among other dates in the case, April 18, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number	Description

99.1	Certification of Robert O’Malley, Chairman of the Board, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION Registrant

Date: November 13, 2002	/s/ Robert O’Malley

Robert O’Malley Chairman of the Board

Date: November 13, 2002	/s/ Victor Viegas

Victor Viegas President, Chief Executive Officer, Chief Financial Officer and Director

CERTIFICATIONS

I, Robert O’Malley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Immersion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert O’Malley

Robert O’Malley
Chairman of the Board

I, Victor Viegas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Immersion Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Victor Viegas

Victor Viegas
President, Chief Executive Officer,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Robert O’Malley, Chairman of the Board, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002