Form 10-K
period 2002-12-31
IMMERSION CORP
filed 2003-03-28
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-27969

Immersion Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
801 Fox Lane San Jose, California (Address of principal executive offices)	95131 (Zip Code)

Registrant’s Telephone Number, including Area Code:

(408) 467-1900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par Value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,269,646 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of Common Stock outstanding at March 13, 2003: 20,147,196.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statements for the 2003 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2002 FORM 10-K ANNUAL REPORT

PART I

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section of this report entitled “Risk Factors,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as “believes”, “anticipates”, “expects”, “intends”, “may”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include our projections about our business under Item 1, “Business”, and our statements regarding our future financial performance, which are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

Item 1.     Business

Overview

      We are a leading provider of haptic technology bringing the sense of feel or touch to large, diversified markets. We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment, and Industrial, and Immersion Medical. We focus on four application areas — consumer, computing and entertainment; medical simulation; industrial and automotive; and three-dimensional and professional products. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. For lower-volume markets like medical simulation systems and three-dimensional and professional products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

      Our objective is to proliferate our TouchSense® technologies across markets, platforms and applications so that touch and feel become as common as color, graphics and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 185 issued patents and more than 200 pending patent applications worldwide covering various aspects of hardware and software technologies.

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

      By the late 1980s, graphics and audio technologies had spread to consumer markets, initially through computer gaming applications. By the early 1990s, the penetration of color graphics and sound into consumer markets had expanded beyond gaming into mainstream productivity applications, largely due to the introduction of the Windows 3.0 graphical user interface. By the late 1990s, the proliferation of graphics and audio content helped transform the computer into a highly interactive and popular medium for communication, commerce and entertainment.

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

Haptics — The Science of Touch Simulation

      Touch or feel simulation, also known as force feedback, haptic feedback or force reflection, refers to the technique of adding touch sensations to computer hardware and software by imparting physical forces upon the user’s hand. These forces are imparted by actuators, usually motors, which are incorporated into consumer peripheral devices such as mice, joysticks, steering wheels or gamepads, or into more sophisticated interfaces designed for industrial, medical, automotive or scientific applications. Touch-enabled peripheral devices can impart to users physical sensations like rough textures, smooth surfaces, viscous liquids, compliant springs, jarring vibrations, heavy masses and rumbling engines.

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

      Key benefits of our solution include:

      Providing a Turnkey Solution. We offer technical, turnkey solutions that allow our licensees to incorporate our touch-enabling technologies into their computer interface products such as mice, joysticks, knobs, wheels and gamepads at a reasonable cost and in a reasonable time frame. Our solutions also allow software programmers and Web site developers to add touch-enabling elements to their applications. Additionally, our software automatically enables users to feel the basic user interface features of software applications running on Windows 98, Windows 2000, Windows Me and Windows XP without additional developer support. Our software enables users to feel basic Web page features represented through standard Hypertext Markup Language (HTML), Java and ActiveX protocols. In 2001, we released such technology that enables users to experience the sense of touch in commonly used business applications, such as Microsoft Windows, Word and Excel with the release of Immersion TouchWare® software. In addition, we provide authoring tools that permit software developers to quickly design and incorporate custom touch sensations into their own applications.

      Enhancing the Effectiveness of Simulation and Training Applications. Some computer applications, such as medical procedure simulation and product design, require realism to be effective. Companies and institutions have begun to replace traditional means of medical training and education with more accessible and versatile simulation systems for training and practicing certain medical procedures to enhance the skills and educate health professionals worldwide. Our medical simulation systems provide tactile feedback that simulates what a doctor would feel when performing an actual procedure. Our technologies are used in medical simulator systems for laparoscopic surgery, endovascular surgery, endoscopic surgery and catheter insertion. In order to save time and expense in product design, companies use our whole-hand sensing glove technologies, which together with our software products, allow for real-time, three-dimensional object manipulation.

      Compatible with Industry Standards. We have designed our consumer hardware and software technologies to be compatible with leading hardware and software standards. Our consumer technologies operate across multiple platforms and comply with such standards as DirectX, Microsoft’s entertainment application programming interface, USB (Universal Serial Bus), a standard connector interface, and Microsoft Office products through the release of Immersion TouchWare software. Our Visual Basic tutorial allows developers to add Immersion TouchSense technology to their Microsoft Visual Basic applications using the Immersion Web ActiveX Control. Our software technology works with the Flash, Shockwave and Dreamweaver standards from Macromedia.

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

      Increasing Satisfaction and Enjoyment of the Computing Experience. By engaging the user’s sense of touch, our technologies have the potential to make a variety of consumer software applications more interesting, engaging and satisfying. In the personal computer gaming market, our licensees, such as Logitech Inc. (“Logitech”) and Microsoft Corporation (“Microsoft”), are currently manufacturing and selling products incorporating our intellectual property. We believe that our technologies will increase user satisfaction across many additional applications, including business productivity, engineering, education and electronic commerce.

Strategy

      Our objective is to proliferate our TouchSense technologies across markets, platforms and applications so that touch becomes as common as color graphics and sound in the modern computer interface. We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:

      Pursue Royalty-Based Licensing Model for High Volume Applications of our Technologies. We believe that the most effective way to proliferate our touch-enabling technology across high volume applications of our technologies, such as computer peripherals and automotive controls, is to license our intellectual property. We have licensed our intellectual property to numerous manufacturers of mice, joysticks and steering wheels targeted at consumers. In addition, we have licensed our technology to BMW for use in the controls of certain models of its automobiles. We intend to expand the number and scope of our licensing relationships in the future.

      Pursue Product Sales in Lower-Volume Applications of our Technologies Through Multiple Channels. For lower-volume emerging applications of our technologies, such as medical simulation systems and three-dimensional and professional products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We currently sell medical simulation devices that simulate intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic procedures. Our three-dimensional and professional products consist primarily of our line of computer digitizing products, including the MicroScribe G2® and specialized whole-hand sensing gloves and software, such as the CyberGlove®, CyberGrasp™, CyberForce™, and SimStudio that permit simulated interaction with three-dimensional environments.

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

      Develop and Protect Touch-Enabling Technology. Immersion and its wholly owned subsidiaries hold more than 185 issued patents and more than 200 pending patent applications worldwide covering various aspects of their hardware and software technologies, including touch-enabling technology. Our success depends on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies. We have also secured technology by acquisition. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights. On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

Market Applications

      While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas:

      Consumer, Computing and Entertainment. We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996, under the I-Force trademark. We have transitioned our branding to the TouchSense trademark, which extends beyond gaming to all aspects and applications of our haptics-related products and services. We have licensed our TouchSense intellectual property to over 20 manufacturers and distributors, including Logitech and Microsoft. During 2002, we introduced our TouchSense technology to the Apple Macintosh platform and have recently developed new technologies that will allow us to target cell phones and handheld devices. Additionally we are increasing our haptic technology offerings on the PC and console gaming platforms Nintendo GameCube, Microsoft Xbox and Sony PlayStation 2 with licensed hardware peripherals and new software tools and applications targeted at gaming.

      Medical Simulation. We have developed numerous technologies that can be used for medical training and simulation. By enabling computers to deliver touch sensations to users, our technologies can support realistic simulations that are effective in teaching medical students, doctors and health professionals what it feels like to perform a given procedure. The use of our simulators allows healthcare providers to practice procedures in an environment that poses no risks to patients, where mistakes have no dire consequences and animal or cadaver use is avoided. We partner with leading medical technology companies, such as Medtronic Inc. (“Medtronic”), to develop applications that closely simulate not only the look, but also the feel of performing an actual medical procedure, allowing doctors to safely practice and perfect techniques before they start performing operations on patients.

      Industrial and Automotive. In recent years there has been a proliferation of automotive sub-systems, which are directly accessed by drivers and passengers. These include radio, CD, navigation, telephone and climate control systems, among others. As a result, there has been a corresponding increase in the number of physical control devices in the automotive cockpit. This clutter may be hazardous to the extent it distracts the driver’s attention. Our TouchSense knob controls multiple systems and has a different feel for each system to allow the driver to identify tactilely which system is being controlled. The result is a simpler, more accessible control environment. We have licensed our automotive control knob technology to BMW, which has incorporated the TouchSense control knob in its 7 Series Sedan and we believe will be included in some models of its 2003 5 Series Sedan. We are also conducting various funded development efforts and providing tools and evaluation licenses to several other major automobile manufacturers and suppliers who have expressed interest in touch-enabled automobile controls.

      Three-Dimensional and Professional Products. Our efforts in this area include computer peripherals that we manufacture and sell and which are targeted at three-dimensional computer imaging applications. These include the MicroScribe G2 product line, which allows users to capture three-dimensional computer models directly from physical objects. The MicroScribe G2 products contain sensor and microprocessor technologies that allow users to digitize physical objects simply by tracing their contours with a stylus. Third-party software records the three-dimensional geometry of the object and reproduces it on the screen as a three-dimensional computer model. The MicroScribe G2 product line is designed to support the needs of game developers, engineers, animators, filmmakers, industrial designers and other professionals who need to create realistic three-dimensional computer images quickly and easily.

      Another focus of our efforts is our CyberGlove, CyberGrasp and CyberForce line of gloves and touch-enabled interaction hardware, and our VirtualHand® three-dimensional interaction software products, that simulate the manipulation of objects in three-dimensional environments. Our CyberGlove line of whole-hand sensing gloves and three-dimensional software products are used in research applications and in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications to improve the product development process.

      In addition to these 3D products, we manufacture and sell specialized computer peripherals that are not touch-enabled, but incorporate related advanced computer peripheral technologies. These specialized peripherals include the Softmouse, a high performance, non-touch-enabled mouse optimized for use in geographic information systems and mapmaking, and PinPoint, a stereotactic arm used to enable image-guided biopsies and radiation therapy.

Technologies and Products

      Technology Licensing. We currently license our intellectual property to manufacturers, which produce peripheral devices incorporating our touch-enabling technologies. In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. Our basic licensing model includes an up-front license fee and/or a per unit royalty paid by the manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. In addition, each licensee must abide by a branding obligation. The prominent display of the TouchSense logo on retail packaging generates customer awareness for our technologies.

      Consumer, Computing and Entertainment Products. We license our intellectual property to manufacturers and distributors, which incorporate our touch-enabling technologies into various computer peripheral devices, targeted at the PC and game console platforms. In 2002 we expanded our reach in this marketplace by adding support for the Apple Macintosh OS X platform, enabling our licensees to provide force feedback output through gaming software running on the Macintosh platform. Currently, there are a number of consumer PC joysticks sold using TouchSense technology, including the Wingman Force 3D from Logitech, the Sidewinder Force Feedback 2 from Microsoft, the Cyborg 3D Force and ST330 and Cyborg 3D Rumble Joystick from Saitek, the Fox 2 Pro Joystick and Top Gun Afterburner Force Feedback Joystick from ThrustMaster, and the Destroyer Aftershock from Gravis. There is also a number of PC steering wheel gaming peripherals licensed under the TouchSense brand, including the Wingman Formula Force GP and the MOMO Force from Logitech, the NASCAR Pro Force Feedback Racing Wheel and the F1 Force Feedback Racing Wheel from Guillemot, the Sidewinder Force Feedback Wheel from Microsoft, and the R440 Force Feedback Wheel from Saitek. There are a number of PC gamepads sold using TouchSense technology, including the WingMan Cordless Rumblepad and WingMan Rumblepad from Logitech, the Xterminator Force and Eliminator Aftershock from Gravis, the FireStorm Dual Power Gamepad from ThrustMaster, and the P1500 and P2500 from Saitek.

      In the video game console peripheral market, Immersion has licensed its patents for use in more than 50 spinning mass tactile feedback devices from various manufacturers including Intec, Mad Catz, NYKO, Saitek, Thrustmaster and SpectraVideo. These products are designed to work with one or more video game consoles including the XBox from Microsoft, the PlayStation and PlayStation 2 from Sony, the GameCube, N64, and GameBoy from Nintendo, and the DreamCast from Sega.

      Demand for computer peripheral devices incorporating our touch-enabling technologies depends on the existence of software applications and Web pages that take advantage of these devices. The development of such software likewise depends on the existence of an installed base of touch-enabled hardware devices. We have addressed this interdependency of hardware and software solutions in two ways. First, we have developed end-user software that is included with our licensee’s touch-enabled mice and which automatically adds touch to many of the basic Windows 98, Windows 2000, Windows Me and Windows XP controls. Second, we have developed and licensed to developers and end users software authoring tools that help programmers add touch-enabled content to software applications and Web pages.

      Medical Products. We have four medical simulation product lines: our CathSim® Vascular Access Simulator, which simulates intravenous catheterization; our AccuTouch Endoscopy® Simulator, which simulates endoscopy procedures; our AccuTouch® Endovascular Simulator, which simulates endovascular interventions; and our Laparoscopic simulation hardware that can be integrated with third-party software for surgical procedure simulation. These devices are used for training and educational purposes that enable health professionals to feel simulations of sensations experienced during medical procedures, such as encountering an unexpected obstruction in an artery. All are comprised of software modules, an interface device and a hardware platform. We sell hardware systems for between $6,000 and $30,000, which enable potential additional sales of software to the installed base of hardware systems. We design each product line to maximize the number of procedures that can be simulated with minimal additional customer investment. The relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 25 various software modules available that replicate such medical procedures as Intravenous Catheterization, Peripherally Inserted Central Catheters (PICC), Bronchoscopy, Colonoscopy, Cardiac Pacing Modules, and Coronary Angioplasty.

      Medtronic, a leading medical device company, accounts for a large portion of our medical simulation product revenues as well as development contract revenues and a reduction in sales to Medtronic, a reduction in development work, or a decision not to renew existing licenses by Medtronic may reduce our total revenue. For the year ended December 31, 2002 Medtronic accounted for 10% of our total revenues.

      Industrial and Automotive Controls. We have developed TouchSense technology appropriate for use in automobile dashboards. We have begun efforts to license this technology to automobile manufacturers and automobile component suppliers. BMW was the first automobile manufacturer to license our TouchSense knob technology for use in the dashboard controls of its 2002 7 Series Sedan model. We have also formed a strategic partnership with ALPS Electronics, a leading automotive component supplier, as part of a strategy to speed adoption of our TouchSense technologies across the automotive industry. We are also working with several other major automobile manufacturers who have expressed interest in touch-enabled automobile controls.

      Three-Dimensional and Professional Products. In 2002 we replaced the MicroScribe-3D product line of desktop digitizing systems with the MicroScribe G2 product line, offering four products differentiated by size and accuracy. The G2 products feature a USB interface, upgraded utility software, and a 2-year warranty. The three primary markets for MicroScribe G2 are graphic arts, CAD/ CAM and 3D-positioning/ OEM, with CAD/ CAM being the largest and fastest growing. Additionally, we launched a first-party plug-in product, MicroScribe Connections for Maya, to provide seamless digitizing, lighting and animation support for MicroScribe in Alias/Wavefront’s Oscar winning Maya product.

      We manufacture and sell the CyberGlove, a fully instrumented glove that accurately measures the movement of a user’s hand and, used in conjunction with our software, maps it to a graphical hand on the computer screen. Users can “reach in and grab” digital objects similar to physical objects. CyberTouch™ is a CyberGlove with a vibro-tactile feedback option that provides users with tactile cues when they manipulate digital objects. CyberGrasp is an option for the CyberGlove that adds force-feedback to the fingertips. With CyberGrasp users can actually feel the 3D graphical objects being manipulated on the screen. CyberForce is an enhanced, grounded force-feedback product. Incorporating our TouchSense technologies, CyberForce allows users to better sense immovable objects, as well as inertia, by restricting arm movement.

      Our software products for our whole-hand interfaces include VirtualHand Software Development Kit (SDK), VirtualHand Extension to WorldToolKit, and VirtualHand for V5. VirtualHand SDK is a software toolkit that helps users integrate our whole-hand glove-based interface products into specific applications. Besides incorporating algorithms for real-time, three-dimensional object manipulation, the toolkit provides collision-detection capabilities that are essential for assembly tasks and computes the information required for directing haptic forces to the user. VirtualHand Extension to WorldToolKit integrates VirtualHand SDK into a well-established virtual-world-building product from Sense8, enabling our glove-based products to control an articulated graphical hand to grasp and manipulate WorldToolKit objects inside a WorldToolKit environment. VirtualHand for V5, demonstrated in 2002 and expected to be available for shipment in Spring 2003, is a suite of products that leverage our new partnership with Dassault Systemes. These products virtually place our glove-based products directly into the CATIA V5 and ENOVIA V5 environments allowing for real-time interaction with digital prototypes for the evaluation of ergonomics, assembly and maintainability of products. Multiple digital design iterations can replace the need for physical prototypes, reducing costs and time to market.

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

      In lower-volume applications, we sell our products through our direct sales efforts or indirectly through distributors and value-added resellers. With respect to medical simulation, we employ a direct sales force that markets simulation systems to hospitals, health management organizations, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military and other organizations involved in procedural medicine. We have six regional sales representatives in the United States and two sales representatives in Europe. In Asia, we also work with a network of distributors. We have distributors in most major Asian markets, including Japan, South Korea, Malaysia and Singapore. Our sales force is also augmented through co-marketing arrangements with strategic partners.

      The MicroScribe G2 desktop digitizers, along with first and third-party hardware accessories and companion software, are sold through an international network of over 40 resellers including CNC Services, ID8 Media, and International Technology Transfer Corporation. Major OEMs include NOMOS Corporation and Phillips Medical Systems.

      In addition to direct sales, our whole-hand interaction products are distributed, sold and supported by a growing worldwide network of over 20 international and domestic resellers including Nissho Electronics, Immersion S.A. and Engineering Systems Technologies. We have partnerships with leading 3D CAD/ CAM and interaction companies, including Dassault Systemes, a worldwide leader in Product Lifecycle Management software.

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

      We believe that it is important to increase awareness of our touch-enabling technology among potential end users. To this end, we have engaged in a series of public relations, marketing and promotional campaigns. The goal of these efforts is to create consumer awareness of the benefits of touch-enabling technologies. Our sales and marketing expenses were $7.6 million in 2002, $9.9 million in 2001, and $11.0 million in 2000. The decrease from 2001 to 2002 was mainly due to reduced expenses related to advertising, application and market development funds, and a reduction in expenses due to decreased headcount, employee salary reductions, and corresponding employee benefits.

Research And Development

      Our success depends on our ability to improve, and reduce the costs of, our technologies in a timely manner. We have assembled a team of highly skilled engineers who possess experience in the disciplines required for touch-enabling technology development, including mechanical engineering, electrical engineering, computer science and medical doctors.

      Our research and development expenses were $6.5 million in 2002, $7.5 million in 2001 and $7.3 million in 2000. Our research and development efforts have been focused on technology development, including hardware, software and designs. We have entered into numerous contracts with government agencies and corporations that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we provide the applicable government agency a license to use the technology for non-commercial purposes.

Competition

      With respect to touch-enabled consumer products, we are aware of several companies that claim to possess force feedback technology applicable to the consumer market, but we are not aware that any of these companies or their licensees have introduced touch-enabled products. In addition, we are aware of several companies that currently market unlicensed force feedback products in the consumer markets. We are engaged in litigation with two of these companies, Sony and Microsoft, over infringement of our patents. Several companies also currently market force feedback products to non-consumer markets and could shift their focus to the consumer market. In addition, our licensees may develop products that compete with products employing our touch-enabling technology but are based on alternative technologies or develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Many of our licensees, including Microsoft and Logitech, and other potential competitors have greater financial and technical resources upon which to draw in attempting to develop computer peripheral technologies that do not make use of our touch-enabling technology.

      Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position. There is no guarantee that patents may issue from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.

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

      There are several companies that currently sell high-end simulation products that compete with our medical products, including Simbionix. The principal bases for competition in these markets are technological sophistication and price. We believe we compete favorably on these bases. With respect to our whole-hand sensing gloves, Fifth Dimension Technologies is our primary competitor. Higher-accuracy higher-cost coordinate measuring machines (CMM’s) from Faro Technologies and ROMER CimCore remain the primary competitors to MicroScribe G2.

Intellectual Property

      We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property.

      Immersion and its wholly owned subsidiaries hold more than 185 issued patents and more than 200 pending patent applications in the U.S. and abroad covering various aspects of our hardware and software technologies. Our current U.S. patents begin to expire starting in 2007.

      On February 11, 2002, we filed a patent infringement lawsuit against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

Available Information

      It is the Company’s policy to make all its filings with the Securities and Exchange Commission (“SEC”), including without limitation its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, available free of charge on the Company’s website, www.immersion.com, on the day of filing.

Employees

      As of December 31, 2002, we had 123 full-time and 5 part-time employees, including 58 in research and development, 29 in sales and marketing and 41 in legal, finance, administration and operations. As of that date, we also had 2 independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

      The following table sets forth information regarding our executive officers as of March 28, 2003:

Name	Position With the Company	Age

Victor Viegas	Chief Executive Officer, Chief Financial Officer, President and Director	46
Joseph DiNucci	Senior Vice President Sales and Marketing	60
Dean Chang	Chief Technology Officer, Vice President Technology Adoption and Partner Services	35
Richard Stacey	Vice President and General Manager Immersion Medical	52

      Mr. Victor Viegas has served as our Chief Executive Officer, Chief Financial Officer, President and Director since October 2002, having served as President, Chief Financial Officer and Chief Operating Officer from February 2002. From August 1999 until February 2002, Mr. Viegas served as our Chief Financial Officer and Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree from Santa Clara University. Mr. Viegas is also a Certified Public Accountant in the State of California.

      Mr. Joseph DiNucci joined Immersion in October 2002 as our Senior Vice President of Sales and Marketing. Prior to joining Immersion, Mr. DiNucci served as a sales and marketing consultant to various technology companies from October 2000 to August 2002. From September 1998 to September 2000, he was the Senior Vice President of Sales for click2learn, a supplier of computer and web-based learning systems for corporate clients. From August 1997 to August 1998, Mr. DiNucci served as Vice President of Business Development and acting Vice President of Sales for E.piphany, a supplier of customer relationship management (“CRM”) systems. Prior to working at E.piphany, from July 1992 to March 1997, Mr. DiNucci held a number of executive positions at Silicon Graphics, Inc., including most recently, Vice President of Manufacturing Industry Sales and Vice President of Corporate Marketing. Mr. DiNucci holds a Bachelor’s degree in Mechanical Engineering from Carnegie Institute of Technology and a Master’s degree in Business Administration from Duquesne University. He currently serves on the Board of Directors for Rand Corporation in Toronto, Ontario, a provider of design and engineering solutions for manufacturing companies.

      Dr. Dean Chang, our Chief Technology Officer, Vice President Technology Adoption and Partner Services, joined Immersion in July 1995. Prior to being promoted to Chief Technology Officer, Vice President Technology Adoption and Partner Services in February 2002, Dr. Chang served as our Senior Director of Evangelism and Development since February 2000 and Director of Platforms and Applications since July 1995. He holds 18 patents in the field of haptics. Dr. Chang was a PiTau Sigma graduate from MIT and holds a Bachelor’s degree in Mechanical Engineering from MIT and a Master of Science and Ph.D in Mechanical Engineering from Stanford University. He is also currently pursuing an MBA degree from the Wharton School of the University of Pennsylvania on a part-time basis.

      Mr. Richard Stacey, Vice President and General Manager of Immersion Medical, joined Immersion Medical in 1996 as Vice President of Marketing, and in 1999 assumed the additional role as General Manager. Mr. Stacey assumed overall management responsibility for Immersion Medical in April 2002. Prior to joining Immersion Medical, Mr. Stacey was a strategic marketing director with Becton Dickinson’s worldwide microbiology business. Mr. Stacey holds degrees in Biology, Physiology, Chemistry and Physics from Leicester Polytechnic and Trent University, Nottingham in the United Kingdom.

RISK FACTORS

      You should carefully consider the following risks and uncertainties, as well as other information in this report and our SEC filings, before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also, “Forward-Looking Statements discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Factors that May Affect Future Results

We had an accumulated deficit of $76 million as of December 31, 2002, have a history of losses, will experience losses in the future and may not achieve or maintain profitability.

      Since 1997, we have incurred losses in every fiscal quarter. We will need to generate significant revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	protect and enforce our intellectual property, including the costs of our litigation against Sony and Microsoft;

•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled products;

•	increase our sales efforts; and

•	pursue strategic relationships.

      If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

Our current litigation against Microsoft and Sony is expensive, disruptive and time consuming and will continue to be, and if we are not successful, could adversely affect our business.

      On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is underway. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ’672 patent and adding a claim of infringement of a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that sets, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgement of non-infringement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

We may elect to raise additional capital in the future which may result in substantial dilution to our stockholders.

      Should any unanticipated circumstances arise which significantly increase our cash or capital requirements we may elect to raise additional capital over the next twelve months to have a supply of cash for such events or future periods. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements which require up-front license payments, and potentially through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past two years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy, sigmoidoscopy and laparoscopic procedures;

•	touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles;

•	touch-enabled automotive interfaces;

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product; and

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers.

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

Our relationship with Medtronic, a leading medical device company, may interfere with our ability to enter into development and licensing relationships with Medtronic’s competitors.

      In February 2003, we entered into an agreement with Medtronic, a leading medical device company, in which Medtronic was granted a right of first negotiation. The right of first negotiation applies to any agreement (“Proposed Agreement”) under which we would grant a third party, rights to use specified Immersion intellectual property in specified fields of use. Under the terms of the right of first negotiation, we must notify Medtronic if we have received a written offer from a third party to enter into a Proposed Agreement, or if we are seeking to find a third party to enter into a Proposed Agreement. Medtronic has the exclusive right, for a period of forty days, to negotiate with us regarding the material terms of the Proposed Agreement. If during such forty-day period, Medtronic and Immersion fail to reach agreement in principle upon the material terms of the Proposed Agreement, then we will have twelve months after the expiration of such forty day period to enter into an agreement with the applicable third party, provided that the terms of such agreement are in the aggregate more favorable to Immersion than the offer presented by Medtronic or the terms under which we initially sought to find a third party to enter into the Proposed Agreement. The right of first negotiation ceases to apply to any Proposed Agreement for which Medtronic and Immersion reach agreement in principle upon the material terms during the applicable forty-day period, but thereafter do not execute a definitive agreement within 145 days after the expiration of such forty-day period. In addition, Medtronic’s right of first negotiation terminates upon the second anniversary of the completion of a development project to be undertaken by us for Medtronic. Although the right of first negotiation has not impeded our ability to interest other medical device companies in our technologies to date, this right of first negotiation or our relationship with Medtronic may impede, restrict or delay our ability to enter into development or license agreements with large medical device companies that compete with Medtronic. Any restriction in our ability to enter into development or license agreements with other medical device companies would adversely affect our revenues.

Medtronic accounts for a large portion of our revenues and a reduction in sales to Medtronic, a reduction in development work, or a decision not to renew existing licenses by Medtronic may reduce our total revenue.

      For the years ended December 31, 2002, 2001 and 2000 we derived from Medtronic 10%, 9% and 4% respectively, of our net revenues. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform then our total revenues may decline.

Logitech accounts for a large portion of our royalty revenue and the failure of Logitech to achieve sales volumes for its gaming and cursor control peripheral products that incorporate our touch-enabling technologies may reduce our royalty revenue.

      For the years ended December 31, 2002, 2001 and 2000 we derived from Logitech 8%, 14% and 9% respectively, of our net revenues and 29%, 51% and 39%, respectively of our royalty and license revenue. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

      Our medical simulation products, such as our AccuTouch Endoscopy Simulator, the AccuTouch Endovascular Simulator and our Laparoscopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of the economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the continuing threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain funding for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets and this may adversely affect our contract and development revenue generated by the medical segment.

We do not control or influence our licensees’ manufacturing, promotion, distribution or pricing of their products incorporating our touch-enabling technologies, upon which we are dependent to generate royalty revenue.

      A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2002, 2001 and 2000, respectively 26%, 28% and 21% of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

Reduced spending by corporate research and development departments may adversely affect sales of our three-dimensional and professional products.

      We believe that the current economic downturn has led to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, that use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe G2 line of three-dimensional digitizers may be adversely affected by these cuts in corporate research and development budgets.

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

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing joysticks and steering wheels in the gaming market might decline if Microsoft increases its volume of sales of touch- enabled joysticks and steering wheels at the expense of our other licensees.

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

Competition between our products and our licensees’ products may reduce our revenue.

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

We depend on a single supplier to produce some of our medical simulators and may lose customers if this supplier does not meet our requirements.

      We have one supplier for some of our custom medical simulators. Our custom Immersion Medical simulators improve the performance and training of medical personnel. Any disruption in the manufacturing process from our sole supplier could adversely affect the Company’s ability to deliver our products, ensure quality workmanship and could result in a reduction of the Company’s product sales.

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

Victor Viegas, our President, Chief Executive Officer, Chief Financial Officer And Director, recently became the chief executive officer and director of the company and if there are difficulties with this leadership transition it could impede the execution of our business strategy

      Victor Viegas, our President, Chief Executive Officer, Chief Financial Officer and Director, took over the duties of Chief Executive Officer and Director in October 2002. Our success will depend to a significant extent on his ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with our executive staff and board of directors. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.

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

      We may hire additional sales, support, marketing and research and development personnel. We may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. In addition, merit increases were suspended for fiscal 2002. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

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

      There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

We could lose some or all of the investment that we have made in an early stage technology company if that company is not successful in developing its technologies or unable to obtain additional financing if and when needed.

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

      On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under the Securities Act of 1933 in all but ten of the cases, including the Company’s case. The motion was denied as to the claim under Section 10(b) of the Securities Exchange Act of 1934 as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the initial public offering. The motion was granted as to the claim under Section 10(b) of the Securities Exchange Act, but denied as to the claim under Section 20(a) of that Act, as to the remaining individual defendant. We intend to vigorously defend against this litigation.

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

Item 2.     Properties

      We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters for our sales, marketing, administration, research and development, manufacturing and distribution functions. Products produced in San Jose include our 3D Capture products including MicroScribe G2, our 3D Interaction products including the CyberGlove line of whole-hand sensing gloves and three-dimensional software products, and several of our professional and industrial products, including the Softmouse and medical simulation tools for Laparoscopic platform. The lease for this property expires in June 2005.

      We lease a facility in Montreal, Quebec, Canada of approximately 5,500 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for administration and research and development functions. Two leases, covering subdivisions of the property, expire in September 2005.

      We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, for Immersion Medical. The facility is used for sales, marketing, administration, research and development, manufacturing and distribution functions. Products assembled and distributed in Gaithersburg include four medical simulators: the CathSim Vascular Access Simulator, the AccuTouch Endoscopy Simulator, and the AccuTouch Endovascular Simulator and the Laparoscopy Simulator. The lease for this property expires in May 2009.

      Overall, the rent paid, including operating expenses, property taxes, and assessments, is currently approximately $136,000 per month and is subject to annual adjustment. We believe that our existing facilities are adequate to meet our current needs.

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

      On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under the Securities Act of 1933 in all but ten of the cases, including the Company’s case. The motion was denied as to the claim under Section 10(b) of the Securities Exchange Act of 1934 as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the initial public offering. The motion was granted as to the claim under Section 10(b) of the Securities Exchange Act, but denied as to the claim under Section 20(a) of that Act, as to the remaining individual defendant. Management believes that the claims against the Company and individual defendants are without merit and intends to vigorously defend against them.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

      On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is underway. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ’672 patent and adding a claim of infringement of a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that sets, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgement of non-infringement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2002
Fourth Quarter	$3.12	$0.98
Third Quarter	$2.90	$1.03
Second Quarter	$3.60	$1.00
First Quarter	$7.04	$1.85
Fiscal year ended December 31, 2001
Fourth Quarter	$6.94	$3.11
Third Quarter	$7.99	$2.22
Second Quarter	$7.25	$3.75
First Quarter	$13.25	$3.38

      On March 13, 2003, the closing price was $1.16 and there were 213 stockholders of record.

Dividend Policy

      We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain any earnings to fund future growth, product development, and operations.

Item 6.     Selected Financial Data

      The data set forth below has been restated to give retroactive effect to the merger of Immersion and Immersion Medical, Inc. (formerly HT Medical Systems, Inc.) on September 29, 2000, which had been accounted for as a pooling of interests as described in Note 2 to our consolidated financial statements. Prior to the merger, Immersion Medical ended its fiscal year on May 31. Subsequent to the merger, Immersion Medical changed its fiscal year end to December 31 to conform to Immersion’s presentation. The restated consolidated balance sheets as of December 31, 1999, and 1998 include amounts for Immersion Medical as of May 31, 2000, and 1999. The consolidated statements of operations for each of the two years in the period ended December 31, 1999 include amounts for Immersion Medical for the fiscal years ended five months later. As a result of this presentation, Immersion Medical’s results of operations for the five months ended May 31, 2000 are included in both the years ended December 31, 2000 and 1999. Revenue and net loss for Immersion Medical for the five months ended May 31, 2000 were $973,000 and $2,427,000 respectively. The following financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$20,235	$19,232	$15,263	$10,942	$8,703
Cost and expenses	35,270	36,660	39,125	19,854	12,262
Operating loss	(15,035)	(17,428)	(23,862)	(8,912)	(3,559)
Net loss	(16,530)	(21,746)	(22,172)	(9,470)	(3,669)
Basic and diluted net loss per share	$(0.83)	$(1.16)	$(1.25)	$(1.21)	$(0.73)
Shares used in calculating basic and diluted net loss per share	19,906	18,702	17,719	7,852	5,023

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$8,717	$10,381	$23,474	$46,606	$2,595
Working capital	8,898	11,888	27,565	50,657	3,940
Total assets	25,301	37,025	57,494	60,987	7,123
Redeemable convertible preferred stock	—	—	—	—	1,476
Long-term obligations, less current portion	51	250	4,192	3,823	1,914
Total stockholders’ equity	13,948	28,814	48,343	52,963	2,136

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “will‘ and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report.

Overview

      We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial, and Immersion Medical. We focus on four application areas — consumer, computing and entertainment, medical simulation, industrial and automotive, and three-dimensional and professional. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, knobs, wheels and gamepads targeted at consumers. For lower-volume markets like medical simulation systems and three-dimensional and professional products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers to practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic surgical procedures. We also sell three-dimensional and professional products. Our three-dimensional products include the MicroScribe G2 desktop digitizer product line and associated software and accessories, specialized whole-hand sensing gloves, armatures and software, including the CyberGlove, CyberGrasp, CyberForce, CyberTouch and VirtualHand software products that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

Historical Results of Operations

      The following table sets forth our statement of operations data as a percentage of total revenues.

	Years Ended December 31,

	2002	2001	2000

Revenues:
Royalty and license	25.9%	27.9%	20.9%
Product sales	53.0	53.9	53.6
Development contracts and other	21.1	18.2	25.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	29.0	31.6	29.4
Sales and marketing	37.4	51.3	72.0
Research and development	32.1	39.2	47.5
General and administrative	39.8	40.0	51.5
Amortization of intangibles and deferred stock compensation	15.4	27.3	33.1
Impairment of goodwill	18.6	—	—
Acquisition related and other charges	2.0	1.2	22.8

Total costs and expenses	174.3	190.6	256.3

Operating loss	(74.3)	(90.6)	(156.3)
Interest and other income	1.5	5.7	16.8
Interest expense	(2.9)	(4.5)	(5.4)
Other expense	(6.0)	(23.6)	(0.3)

Net loss	(81.7)%	(113.0)%	(145.2)%

Comparison of Years Ended December 31, 2002, 2001 and 2000

Revenues

	2002	Change	2001	Change	2000

Royalty and license	$5,231	(2)%	$5,362	68%	$3,186
Product sales	10,723	4%	10,360	27%	8,176
Development contracts and other	4,281	22%	3,510	(10)%	3,901

Total revenue	$20,235	5%	$19,232	26%	$15,263

      Our total revenues for the year ended December 31, 2002 increased by $1.0 million or 5% to $20.2 million from $19.2 million in 2001. Royalty and license revenue decreased by $131,000 or 2% from 2001 to 2002. Royalties and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalties from our gaming licensees decreased by $953,000 due to the decline in sales of general computing and PC gaming peripheral devices as well as delayed product introductions from some of our licensees. The decrease in gaming royalties was offset by an increase of $401,000 in automotive royalties and license fees and an increase of $421,000 in medical royalty and license revenue due in part from signing new automotive and medical license agreements during 2002. Product sales for the period ended increased by $363,000 or 4% from 2001 to 2002. The increase in product sales is primarily due to a $2.0 million increase in sales of our medical products as compared to 2001 offset by decreased microprocessor sales of $907,000 and decreased three-dimensional capture and interaction products sales of $306,000. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. Demand for medical products increased across all product lines, and in particular the endoscopy simulator. The decline in our microprocessor sales is based on a decision to decrease the sales effort related to this low margin product line as well as reduced volume requirements from our licensees who use this microprocessor solution. Sale of our three-dimensional capture and interaction products such as our MicroScribe G2 and our line of whole-hand interface devices decreased in 2002 from 2001 mainly due to delays in purchasing decisions by customers affected by the current economic slowdown. Development contract and other revenue is comprised of revenue on commercial and government contracts, which increased by $771,000 or 22% during fiscal 2002 as compared to fiscal 2001 due to securing new commercial and government development contracts in the medical field.

      Total revenues for the year ended December 31, 2001 increased by $4.0 million or 26% to $19.2 million from $15.3 million in 2000. Royalty and license revenue increased by $2.2 million or 68% from 2000 to 2001. The increase was due mainly to an increased number of product offerings by our licensees that generate per unit royalties, most notably in the gaming console market, as well as royalties from new licensees. During 2000, royalty revenue included $1.3 million recognized under our agreement with Microsoft which ended mid-July 2000. We did not receive any further revenues or royalties from Microsoft under that agreement from July 2000 through 2001. Product sales increased by $2.2 million or 27% from 2000 to 2001. The increase in product sales is primarily due to an increase in medical product sales of $1.2 million, an increase of $1.2 million for our three-dimensional interaction products and an increase of $135,000 in microprocessor sales, offset by a decrease of $340,000 in Softmouse sales. The increase in medical products sold is attributed to new product introductions and greater market awareness during 2001 versus 2000. The increase in three-dimensional interaction products sales is due to the August 2000 acquisition of VTI accounted for under the purchase method and therefore accordingly, these products sales were not fully reflected in our 2000 fiscal year revenues. Development contract and other revenue decreased by $391,000 or 10% from 2000 to 2001. The decrease in contract activity is mainly attributed to the conclusion of several long-term contracts, which included the LightScribe 3D™ products in 2000, and the conscious shift in focus from contract and research and development revenues to product sales.

     Cost of Product Sales

	2002	Change	2001	Change	2000

Cost of product sales	$5,881	(3)%	$6,074	35%	$4,496
% of product sales	55%		59%		55%

      Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. The cost of product sales decreased by $193,000 or 3% from 2001 to 2002 due to a combination of favorable product mix, decreased inventory write-downs, and decreased royalties offset by increased price and production variances and increased overhead costs. Product sales volume increased by 4% from 2001 to 2002 but direct material and labor costs decreased by $194,000 or 5% due to the reduction in sales of our lower margin products such as our microprocessors causing a favorable product mix and reduced direct costs. Inventory write-downs decreased by $151,000 largely due to a significant write-down taken during fiscal 2001 for our LightScribe product line and royalties costs decreased by $52,000 from 2001 to 2002 due to the elimination of royalties due on our MicroScribe G2 product line. These cost savings were offset by increased price and production variances of $133,000 and increased overhead costs of $80,000 during fiscal 2002 as compared to fiscal 2001.

      The cost of product sales was $6.1 million in 2001 and $4.5 million in 2000, an increase of $1.6 million or 35%. The increase was mainly attributable to increased sales volume and increased overhead costs and other costs. Total product sales volume increased by 27% over the prior year and product sales volume increase contributed to approximately $734,000 to the increase in cost of product sales from 2000 to 2001. The increase in overhead costs contributed to approximately $582,000, increased inventory write downs of $171,000 on our LightScribe 3D products and increased royalties of $101,000 payable to third parties who assisted in the development of our products under various agreements. The shifts in product mix mainly offset each other and only contributed slightly to an increase in costs of product sales as a percentage of product sales during 2000.

     Expenses

	2002	Change	2001	Change	2000

Sales and marketing	$7,566	(23)%	$9,868	(10)%	$10,990
Research and development	6,496	(14)%	7,548	4%	7,250
General and administrative	8,064	5%	7,694	(2)%	7,855
Amortization of intangibles and deferred stock compensation	3,108	(41)%	5,252	4%	5,053
Impairment of goodwill	3,758	100%	—	—%	—
Acquisition related and other charges	397	77%	224	(94)%	3,481

      Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses decreased by $2.3 million or 23% in 2002 compared to 2001. The reduction in expenses was attributable to our continued cost cutting measures and leverage of prior period investments in sales and marketing. In 2002, we reduced advertising, market development funds, website development and corporate identity by $1.1 million. In addition we reduced expenses associated with headcount and related overhead costs by $819,000 due to decreased headcount. The remaining cost reduction is associated with reduced travel expenses of $149,000 and reduced office and supplies expenses of $133,000.

      Sales and marketing expenses decreased by $1.1 million or 10% in 2001 compared to 2000. The decrease was mainly due to reduced expenses of $850,000 related to corporate identity, advertising, collateral design and production and market development funds, and a $250,000 reduction in expenses due to decreased headcount, employee salary reductions, and corresponding employee benefits. The reduction in marketing expense reflects our ability to leverage programs and marketing materials initiated in prior periods and target expenses on products rather than the establishment of corporate identity and branding.

      Research and Development. Our research and development expenses are comprised primarily of employee headcount and related compensation and benefits, consulting fees, costs of acquired technology, tooling and supplies and an allocation of facilities costs. Research and development expenses decreased to $6.5 million in 2002 compared to $7.5 million in 2001. The decrease of $1.0 million or 14% reduction from the prior fiscal year was primarily due to reduced headcount and related overhead costs of $693,000 and reduced outside professional services of $389,000. We believe that continued investment in research and development is critical to our future success, and we expect these expenses may increase in absolute dollars in future periods, but decrease as a percentage of total revenues.

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

      General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs. General and administrative expenses increased to $8.1 million in 2002 compared to $7.7 million in 2001. The increase of $370,000 or 5% is primarily attributable to increased legal and professional fees of $1.5 million, mostly related to the litigation against us and litigation against both Sony and Microsoft, offset by decreased personnel and related overhead costs of $1.1 million. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to these legal matters.

      General and administrative expenses decreased to $7.7 million in 2001 from $7.9 million in 2000. The $161,000 or 2% decrease in 2001 is primarily due to a decrease in employee headcount, a decrease in salary costs due to salary reductions, and reduced costs in recruiting and other costs related to the implementation of significant cost reductions during 2001.

      Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation decreased by $2.1 million or 41% from 2001 to 2002. The decrease is mainly attributable to $1.4 million of goodwill amortization incurred during 2001 prior to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives not be amortized but tested at least annually for impairment and therefore, no goodwill amortization was recorded during fiscal 2002. Intangible amortization decreased by $516,000 as some intangible assets have reached full amortization and deferred stock compensation expense decreased by $218,000 due to the expiration of certain option vesting periods.

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

      Impairment of Goodwill. Impairment of goodwill increased $3.8 million or a 100% increase from 2001 to 2002. During the fourth quarter of 2002, in accordance with SFAS No. 142, an impairment test was performed on goodwill in conjunction with the annual forecasting process. Based on that analysis, it was determined that goodwill was impaired and a $3.8 million impairment loss was recognized.

      Acquisition Related and Other Charges. For fiscal year 2002, we incurred $397,000 of acquisition related and other charges compared to $224,000 incurred in fiscal year 2001, an increase of $173,000 or 77%. The costs primarily consisted of severance benefits paid due to a reduction of headcount in 2002.

      During the year ended December 31, 2001 we incurred $224,000 of acquisition related and other charges compared to $3.5 million for the year ended December 31, 2000. The $224,000 costs in 2001 mainly consists of $197,000 in severance benefits paid as part of our cost reduction program implemented in 2001, and $27,000 of accounting and legal charges, relating to the merger that occurred in the prior fiscal year. The $3.5 million for the year ended December 31, 2000 represents $887,000 of in-process research and development resulting from the March 2000 acquisition of all the outstanding shares of Immersion Canada, $1.2 million for in-process research and development resulting from the August 2000 acquisition of all the outstanding shares of VTI and $1.4 million of merger expenses related to the September 2000 acquisition of Immersion Medical.

     Interest and Other

	2002	Change	2001	Change	2000

Interest and other income	$306	(72)%	$1,088	(58)%	$2,560
Interest expense	582	(32)%	859	4%	826
Other expense	1,219	(73)%	4,547	10234%	44

      Interest and Other Income. Interest and other income, consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $782,000 and $1.5 million for the year ended December 31, 2002 and 2001, respectively. The decline is primarily due to reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments.

      Interest Expense. Interest expense consists primarily of interest expense on the Company’s secured convertible promissory note and other notes payable. The decrease in interest expense from 2001 to 2002 is related to the maturity and subsequent payment of the convertible promissory note and other notes payable.

      Other Expense. Other expense consists primarily of noncash write downs of certain investments in privately-held companies and interest on loans on these investments and losses on the disposal of property and equipment. Other expense was $1.2 million in 2002, $4.5 million in 2001 and $44,000 in 2000. Other expense in 2002 consist primarily of an investment write down of our investment in early stage technology company, Geometrix, Inc in the amount of $1.2 million. During 2001 other expense primarily consisted of our write down of $4.3 million in End Points, Inc. and Geometrix, Inc. and $239,000 of interest due to us from our investment in Geometrix, Inc.

Segment Results for the Years Ended December 31, 2002, 2001 and 2000 are as follows:

      The Company has two operating and reportable segments. Immersion Computing, Entertainment and Industrial develops and markets TouchSense and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

	2002	% Change	2001	% Change	2000

Revenues:
Immersion Computing, Entertainment and Industrial	$12,551	(11)%	$14,174	17%	$12,126
Immersion Medical	8,030	58%	5,090	61%	3,152
Intersegment eliminations	(346)		(32)		(15)

Total	$20,235	5%	$19,232	26%	$15,263

Net Loss:
Immersion Computing, Entertainment and Industrial	$(14,789)	(9)%	$(16,330)	9%	$(15,035)
Immersion Medical	(1,619)	(70)%	(5,411)	(24)%	(7,133)
Intersegment eliminations	(122)		(5)		(4)

Total	$(16,530)	(24)%	$(21,746)	(2)%	$(22,172)

Fiscal 2002 Compared to Fiscal 2001

      Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased $1.6 million, or 11% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease is mainly due to decreased product sales namely our microprocessors and decreased royalty revenue related to our gaming licensees. Net loss for the year ended December 31, 2002 decreased by $1.5 million or 9% as compared to the year ended December 31, 2001. The decrease was primarily attributable to reduced sales and marketing expenses of $2.0 million, reduced amortization of intangibles and deferred stock compensation of $2.4 million, a decrease of $2.4 million for net other income and expenses offset by impairment of goodwill of $3.8 million and an increased general and administrative expenses of $1.2 million.

      Immersion Medical segment. Revenues from Immersion Medical increased $2.9 million or 58% for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase is primarily due to a $1.5 million increase in product sales and $1.2 million in development contract revenue. Net loss for the year ended December 31, 2002 decreased by $3.8 million or 70% compared to the year ended December 31, 2001. Net loss for the year ended December 31, 2002 decreased mainly due to increased gross profit of $2.0 million, a decrease in research and development of $593,000 and a reduction in general and administrative expenses of $866,000.

Fiscal 2001 Compared to Fiscal 2000

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

      Immersion Medical segment. Revenues from Immersion Medical increased $1.9 million or 61% for the year ended December 31, 2001, compared to the year ended December 31, 2000, primarily due to a $1.2 million increase in product sales and $700,000 in development contract revenue. Net loss for the year ended December 31, 2001 decreased $1.7 million or 24% compared to the year ended December 31, 2000. Net loss for the year ended December 31, 2001 decreased mainly due to increased gross profit of $1.7 million, a decrease in amortization of intangibles and deferred stock compensation of $574,000, a decrease in acquisition related and other charges of $84,000, offset by an increase in sales and marketing expenses of $730,000.

Liquidity and Capital Resources

      Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

      At December 31, 2002 our cash, cash equivalents and short-term investments totaled $8.7 million, down $4.2 million from $12.9 million at December 31, 2001.

      Net cash provided in operating activities during the fiscal year 2002 was $888,000, an increase of $13.8 million from the $12.9 million used during the comparable period during fiscal year 2001. Cash provided in operations during the year ended December 31, 2002 comprised primarily of a $16.5 million net loss offset by noncash charges and credits of $9.8 million, including $3.8 million impairment of goodwill, $3.1 million in amortization of intangibles and deferred compensation and the write down of one of our investments in a privately–held company of $1.2 million, an increase of $7.1 million due to a change in deferred revenue and customer advances, including a $2.5 million increase in customer advances due to a prepayment from one licensee, and an increase of $658,000 due to a change in accounts payable and accrued liabilities. Subsequent to December 31, 2002, $500,000 of the prepayment was returned to the licensee upon reaching final terms of the prepayment agreement. Net cash used in operating activities during 2001 was $12.9 million, primarily attributable to a net loss of $21.7 million offset by noncash charges and credits of $11.7 million, including amortization of intangibles and deferred stock of $5.3 million and the write down of our investments in EndPoints, Inc. and Geometrix, Inc. of $4.3 million and interest charges on a loan of $239,000. The net loss of $21.7 million was also adjusted by an increase of $824,000 in prepaid expenses and other assets, an increase of $344,000 in accounts receivable and a $1.5 million decrease due to a change in accounts payable and accrued liabilities. Net cash used in operating activities during 2000 was $17.2 million, due to net loss of $22.2 million, an increase of $2.2 million in accounts receivable, an increase in prepaid expenses and other assets of $1.0 million and increase in inventories of $524,000 partially offset by noncash charges of $8.8 million.

      Net cash provided by investing activities during the fiscal year 2002 was $2.1 million, as opposed to the $795,000 used by investing activities during fiscal year 2001, an increase of $2.9 million. Net cash provided by investing activities during the period consisted of $2.6 million sale of short-term investments offset by $442,000 used to purchase capital equipment. Net cash used by investing activities for 2001 was $795,000 and was made of $3.4 million of sales and maturities of short-term investments, offset by short-term investment purchases of $3.6 million and $612,000 used to purchase property and equipment for our corporate facilities and information technology infrastructure. In 2000, net cash used by investing activities was $9.0 million and primarily consisted of purchases of $21.9 million of short-term investments, investments in early stage technology companies of $6.5 million, purchases of property and equipment of $2.8 million and $2.1 million for acquisitions, net of cash primarily offset by sales of short-term investments of $24.3 million.

      Net cash used in financing activities during fiscal year 2002 was $4.7 million compared to $660,000 provided during fiscal year 2001, or a $5.3 million decrease from prior year. Net cash used in financing activities included payments of $5.0 million on notes payable and capital leases including $4.4 million on our convertible note payable to Medtronic, offset by issuances of common stock and exercise of stock options and warrants of $369,000. In 2001, net cash provided by financing activities was $660,000, and was primarily attributable to the net proceeds from the exercise of stock options and issuance of stock of $763,000, offset by payment on capital leases of $120,000. Net cash provided by financing activities in 2000 was $683,000 and is the result of net proceeds from the exercise of stock options, warrants and issuance of stock of $779,000 offset by payment on notes payable and capital leases of $96,000.

      Management believes its cash and cash equivalents are sufficient to meet its operating needs for the next twelve months. However, we may elect to raise additional capital over the next twelve months to address any unanticipated circumstances that significantly increase our cash or capital requirements. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements which require up-front license payments, and potentially through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during 2003 and 2004 as a result of our lawsuit against Sony and Microsoft. We anticipate that capital expenditures for the year ended December 31, 2003 will total approximately $750,000 in connection with anticipated upgrades to operations and infrastructure. During 2002, we repaid approximately $5.0 million of principal and interest of notes payable leaving $87,000 of debt on our balance sheet. To the extent we raise additional capital through debt or equity financing, this could result in substantial dilution for our stockholders. If we acquire one or more businesses, patents or products, our cash or capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002 (in thousands):

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years

Long-Term Debt	$87	$61	$20	$6	$—
Capital Lease Obligations	53	30	23	—	—
Operating Leases	4,417	1,214	2,065	653	485

Total Contractual Cash Obligations	$4,557	$1,305	$2,108	$659	$485

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, patents and intangible assets, inventories, contingencies, and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      We derive our revenues from three principle sources: royalties, product sales, and development contracts. We recognize royalty revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. Development contract revenues are recognized under the cost-to-cost percentage of completion accounting method based on physical completion of the work to be performed. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

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

      We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets, in addition, changes could affect the amount of future period amortization expense that we will incur. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and accordingly, we analyzed goodwill for impairment issues during the first six months of fiscal 2002. Our periodic impairment test was performed during the fourth quarter 2002 in conjunction with the annual forecasting process and it was determined that an impairment of goodwill had occurred. During the fourth quarter 2002, an impairment of goodwill loss of $3.8 million was recognized.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America (“GAAP”), with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements included elsewhere in this Annual Report which contains accounting policies and other disclosures required by GAAP.

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

      In November 2001, the FASB issued an announcement on the topic of “Income Statement characterization of Reimbursements Received for Out of Pocket Expense Incurred” (“EITF-01-14”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF-01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has included reimbursements received for out of pocket expenses within revenue and included the related expenses in costs and expenses in the accompanying consolidated statements of operations. EITF-01-14 is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in EITF-01-14. The Company adopted EITF-01-14 in the quarter ended March 31, 2002. EITF-01-14 did not have a material effect on our operating results or financial condition.

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2002.

      On April 30, 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2002.

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

      In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We are currently determining what effect if any, the provisions of FIN 45 will have on our operating results or financial condition.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. These entities have been commonly referred to as “special purpose entities”. The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which we are deemed to be the primary beneficiary beginning in the third quarter of fiscal 2003. We are currently determining what effect, if any, the provisions of FIN 46 will have on our operating results or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

      We have equity investments in several privately-held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $1.2 million in the third quarter of 2002, and in the third quarter of 2001 we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments. The remaining cost basis of these investments on our Consolidated Balance Sheet is $1.0 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of December 31, 2002, management has determined that the carrying value of these investments at $1.0 million is appropriate.

Item 8.	Financial Statements and Supplementary Data

IMMERSION CORPORATION

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Immersion Corporation:

      We have audited the accompanying consolidated balance sheets of Immersion Corporation (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in Item 15(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set therein.

      As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

San Jose, California

March 26, 2003

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,717	$10,381
Short-term investments	—	2,545
Accounts receivable (net of allowances for doubtful accounts of: 2002, $334; and 2001, $356)	3,645	3,779
Inventories	2,128	1,965
Prepaid expenses and other current assets	1,151	1,179

Total current assets	15,641	19,849
Property and equipment, net	2,044	2,918
Goodwill, net	—	3,676
Intangibles and other assets, net	6,616	8,382
Other investments	1,000	2,200

Total assets	$25,301	$37,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,160	$722
Accrued compensation	671	1,158
Other current liabilities	1,311	587
Deferred revenue and customer advances	3,515	953
Current portion of long-term debt and warrant liability	64	4,519
Current portion of capital lease obligation	22	22

Total current liabilities	6,743	7,961
Long-term debt, less current portion	26	83
Capital lease obligation, less current portion	25	47
Warrant liability	—	120
Long-term deferred revenue, less current portion	4,559	—

Total liabilities	11,353	8,211

Commitments and contingencies (Notes 10 and 17)
Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2002, 20,137,040; 2001, 18,973,108	89,061	89,294
Warrants	1,974	1,990
Deferred stock compensation	(1,046)	(2,956)
Accumulated other comprehensive loss	(16)	(19)
Accumulated deficit	(76,025)	(59,495)

Total stockholders’ equity	13,948	28,814

Total liabilities and stockholders’ equity	$25,301	$37,025

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Royalty and license	$5,231	$5,362	$3,186
Product sales	10,723	10,360	8,176
Development contracts and other	4,281	3,510	3,901

Total revenues	20,235	19,232	15,263
Costs and expenses:
Cost of product sales	5,881	6,074	4,496
Sales and marketing	7,566	9,868	10,990
Research and development	6,496	7,548	7,250
General and administrative	8,064	7,694	7,855
Amortization of intangibles and deferred stock compensation(*)	3,108	5,252	5,053
Impairment of goodwill	3,758	—	—
Acquisition related and other charges	397	224	3,481

Total costs and expenses	35,270	36,660	39,125

Operating loss	(15,035)	(17,428)	(23,862)
Interest and other income	306	1,088	2,560
Interest expense	(582)	(859)	(826)
Other expense	(1,219)	(4,547)	(44)

Net loss	$(16,530)	$(21,746)	$(22,172)

Basic and diluted net loss per share	$(0.83)	$(1.16)	$(1.25)

Shares used in calculating basic and diluted net loss per share	19,906	18,702	17,719

(*) Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$1,830	$3,756	$2,886
Deferred stock compensation — sales and marketing	12	10	176
Deferred stock compensation — research and development	1,248	1,231	1,442
Deferred stock compensation — general and administrative	18	255	549

Total	$3,108	$5,252	$5,053

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

					Accumulated
					Other	Note
	Common Stock			Deferred	Comprehensive	Receivable			Total
				Stock	Income	from	Accumulated		Comprehensive
	Shares	Amount	Warrants	Compensation	(Loss)	Stockholder	Deficit	Total	Loss

Balances at January 1, 2000	17,047,023	$71,135	$1,996	$(2,166)	$19	$(17)	$(18,004)	$52,963
Net loss							(22,172)	(22,172)	$(22,172)
Change in net unrealized gains from short-term investments					(20)			(20)	(20)
Foreign currency translation adjustment					41			41	41

Comprehensive loss									$(22,151)

Issuance of common stock in connection with the acquisition of Immersion Canada	141,538	5,513						5,513
Exercise of common stock warrants	103,363	74	(6)					68
Issuance of stock for ESPP purchase	26,165	267						267
Exercise of stock options	799,870	446						446
Payment for fractional shares	(47)	(2)						(2)
Issuance of stock and options as compensation	37,565	590						590
Adjustment for change in Immersion Medical’s fiscal year-end							2,427	2,427
Deferred stock compensation		5,875		(5,875)				—
Reversal of deferred stock compensation due to cancellation of stock options		(690)		690				—
Amortization of deferred stock compensation				2,096				2,096
Issuance of common stock in connection with the acquisition of VTI	320,584	6,126						6,126

Balances at December 31, 2000	18,476,061	$89,334	$1,990	$(5,255)	$40	$(17)	$(37,749)	$48,343
Net loss							(21,746)	(21,746)	$(21,746)
Change in net unrealized gains from short-term investments					2			2	2
Foreign currency translation adjustment					(61)			(61)	(61)

Comprehensive loss									$(21,805)

Repayment of note receivable						17		17
Issuance of stock for ESPP purchase	41,824	297
Exercise of stock options	455,223	466
Reversal of deferred stock compensation due to cancellation of stock options		(803)		803				—
Amortization of deferred stock compensation				1,496				1,496

Balances at December 31, 2001	18,973,108	$89,294	$1,990	$(2,956)	$(19)	$—	$(59,495)	$28,814
Net loss							(16,530)	(16,530)	$(16,530)
Foreign currency translation adjustment					3			3	3

Comprehensive loss									$(16,527)

Exercise of common stock warrants	11,972	66	(16)					50
Issuance of stock for ESPP purchase	41,957	95						95
Exercise of stock options	1,110,003	224						224
Stock based compensation		14						14
Reversal of deferred stock compensation due to cancellation of stock options		(632)		632				—
Amortization of deferred stock compensation				1,278				1,278

Balances at December 31, 2002	20,137,040	$89,061	$1,974	$(1,046)	$(16)	$—	$(76,025)	$13,948

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(16,530)	$(21,746)	$(22,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,294	1,263	732
Amortization of intangibles	1,830	3,756	2,886
Amortization of deferred stock compensation	1,278	1,496	2,096
Amortization of discount on notes payable	293	451	285
Fair value adjustment for warrant liability	(118)	(169)	—
Noncash interest expense	212	316	175
Noncash compensation expense	14	—	—
In-process research and development	—	—	2,045
Impairment of goodwill	3,758	—	—
Loss on disposal of equipment	22	34	15
Loss on writedown of investments	1,200	4,300	—
Loss on writedown of interest receivable	—	239	—
Stock and options issued for consulting services and other	—	—	590
Changes in operating assets and liabilities:
Accounts receivable	135	(344)	(2,217)
Inventories	(163)	(256)	(524)
Prepaid expenses and other current assets	(116)	(824)	(1,002)
Accounts payable	421	(1,034)	(137)
Accrued compensation and other current liabilities	237	(430)	784
Deferred revenue and customer advances	7,121	21	(805)

Net cash provided by (used in) operating activities	888	(12,927)	(17,249)

Cash flows from investing activities:
Purchases of short-term investments	(5)	(3,564)	(21,873)
Sales and maturities of short-term investments	2,550	3,381	24,274
Purchase of property and equipment	(442)	(612)	(2,839)
Proceeds from disposal of equipment	—	—	10
Acquisitions, net of cash acquired	—	—	(2,060)
Other assets and investments	—	—	(6,500)

Net cash provided by (used in) investing activities	2,103	(795)	(8,988)

Cash flows from financing activities:
Issuance of common stock	95	297	265
Exercise of stock options	224	466	446
Exercise of warrants	50	—	68
Payment on notes payable and capital leases	(5,042)	(120)	(96)
Proceeds from shareholder note	—	17	—

Net cash provided by (used in) financing activities	(4,673)	660	683

Effect of exchange rates on cash and cash equivalents	18	(31)	(5)

Net (decrease) in cash and cash equivalents	(1,664)	(13,093)	(25,559)
Adjustment for change in Immersion Medical’s fiscal year-end	—	—	2,427
Cash and cash equivalents:
Beginning of year	10,381	23,474	46,606

End of year	$8,717	$10,381	$23,474

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$2

Cash paid for interest	$1,003	$92	$83

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains (losses) from short-term investments	$—	$2	$(20)

Assumption of stock options in acquisition	$—	$—	$58

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001, and 2000

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

      Goodwill and Intangible Assets — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill (see Note 6).

      In addition to purchased intangible assets the Company capitalizes the external legal and filing fees associated with its patents and trademarks. These costs are amortized once the patent or trademark is issued.

      For intangibles with definite useful lives amortization is recorded utilizing the straight-line method, which approximates the pattern of consumption, over the estimated useful lives of the respective assets, generally two to ten years.

      Long-Lived Assets — The Company reviews for the impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. As of December 31, 2002, management believes that no impairment losses are required.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Product Warranty — The Company sells the majority of its products with warranties ranging from three to twenty-four months. Historically, warranty-related costs have not been significant.

      Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financials Statements” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position 97-2, “Software Revenue Recognition”, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. This generally occurs at the time of shipment for product sales.

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

      The Company recognizes royalty revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist.

      Cash payments received in advance of product or service revenue are recorded as deferred revenue.

      At December 31, 2002, the Company has no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.

      Advertising — Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $388,000, $817,000 and $926,000 in 2002, 2001, and 2000 respectively.

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

      Income Taxes — The Company provides for income taxes using the asset and liability approach defined by SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

      Stock-Based Compensation — The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with EITF 96-18. Pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss — as reported	$(16,530)	$(21,746)	$(22,172)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	1,278	1,496	2,167
Less: Stock-based compensation expense determined using fair value method, net of tax	(6,792)	(15,125)	(13,331)

Net loss — pro forma	$(22,044)	$(35,375)	$(33,336)

Basic and diluted loss per common share — as reported	$(0.83)	$(1.16)	$(1.25)
Basic and diluted loss per common share — pro forma	$(1.11)	$(1.89)	$(1.88)

      Net loss — pro forma for 2001 and 2000 have been revised from amounts previously reported to more accurately reflect the total stock compensation expense.

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

      Net Loss per Share — Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive because of the Company’s net losses.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

      Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: its ability to obtain additional financing; the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s products; market acceptance of the Company’s and its licensees’ products under development; the availability of contract manufacturing capacity; development of sales channels; litigation or other claims against the Company; the ability to successfully assert its patent rights against others; the hiring, training and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

      The Company has incurred net losses each year since 1997 including losses of $16.5 million in 2002, $21.7 million in 2001, and $22.2 million in 2000. As of December 31, 2002, the Company had an accumulated deficit of $76.0 million. The Company believes its cash and cash equivalents of $8.7 million are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2003. If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts.

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

      Derivative Instruments and Hedging Activities — As required, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities on the balance sheet measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company recorded no transition adjustment because there were no derivative financial instruments held by the Company at January 1, 2001. Generally the Company has not utilized derivative financial instruments for any purposes or engaged in any hedging activities.

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

      In November 2001, the FASB issued an announcement on the topic of “Income Statement characterization of Reimbursements Received for Out of Pocket Expense Incurred” (“EITF-01-14”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF-01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has included reimbursements received for out of pocket expenses within

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue and included the related expenses in costs and expenses in the accompanying consolidated statements of operations. EITF-01-14 is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in EITF-01-14. The Company adopted EITF-01-14 in the quarter ended March 31, 2002. EITF-01-14 did not have a material effect on our operating results or financial condition.

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2002.

      On April 30, 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. Among other things, SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. The statement is effective on various dates after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2002.

      In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We do not believe that adoption of SFAS 146 will materially impact our financial position, results of operations or cash flows.

      In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We are currently determining what effect if any, the provisions of FIN 45 will have on our operating results or financial condition.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. These entities have been commonly referred to as “special purpose entities”. The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which we are deemed to be the primary beneficiary beginning in the third quarter of fiscal 2003. We are currently determining what effect, if any, the provisions of FIN 46 will have on our operating results or financial condition.

      Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no material effect on net loss or stockholders’ equity.

2.     Business Combinations

     Purchase Transactions

      During the fiscal year ended December 31, 2000, Immersion completed two acquisitions that were accounted for under the purchase method of accounting. Pro forma results of operations for the acquisitions have not been presented because the effects of these acquisitions were not material to Immersion on either an individual or an aggregate basis. The results of operations of each purchase acquisition are included in the Company’s consolidated statements of operations from the date of acquisition.

      The amounts allocated to purchased in-process research and development (“IPRD”) were determined through established valuation techniques in the high-technology computer industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Intangible assets subject to amortization are being amortized on a straight-line basis over periods not exceeding five years. In connection with the transactions, the Company assumed unvested stock options resulting in deferred stock compensation which is being amortized to earnings over the remaining vesting period associated with the options of approximately five years.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of Immersion’s purchase transactions for the fiscal year ended December 2000, is included in the following table (in thousands, except share amounts):

Entity Name and Description				Other	Other
of				Intangible	Tangible		Form of Consideration
Business Acquired	Date	Consideration	Goodwill	Assets	Assets	IPRD	and Other Notes

Haptech Technologies Inc. (Immersion Canada Inc.)	03/00	$6,753	$3,979	$1,471	$416	$887	• 141,538 shares of common stock issued • $338 cash paid
Development of haptic hardware and software							(including acquisition costs) • $5,539 in unvested stock options assumed

Virtual Technologies Inc.	08/00	$7,992	$2,056	$4,359	$419	$1,158	• 320,584 shares of common stock issued
Development and sales of 3D interaction hardware and software							• $1,207 cash paid (including acquisition costs) • $238 in unvested stock options assumed

     Pooling Transaction

      The Company completed its merger with Immersion Medical, Inc. (formerly HT Medical Systems, Inc.) in September 2000 in a business combination accounted for as a pooling of interests. Immersion Medical, a developer and manufacturer of state-of-the-art products that simulate hands-on medical procedures to create realistic training environments for doctors and other healthcare personnel, became a wholly owned subsidiary of the Company upon consummation of the merger. Under the terms of the agreement, the former holders of Immersion Medical securities received shares, warrants and options of Immersion common stock at the rate of 0.5176 shares of Immersion common stock for each share of Immersion Medical common and preferred stock. The Company issued a total of approximately 1.335 million shares of Immersion common stock in exchange for all outstanding shares of Immersion Medical common and preferred stock, assumed 195,670 common and preferred stock warrants, assumed a convertible note convertible into 226,450 shares of the Company’s common stock and reserved approximately 835,000 shares of common stock for issuance upon the exercise of Immersion Medical options assumed pursuant to the agreement. In connection with the merger, the Company incurred expenses of approximately $1.4 million, which are included in acquisition related charges in the consolidated statement of operations for the year ended December 31, 2000.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The consolidated statement of operations include the following amounts for Immersion and Immersion Medical (in thousands):

Year Ended
December 31,
2000

Total revenues:
Immersion	$12,126
Immersion Medical	3,152
Eliminations	(15)

Total	$15,263

Net loss:
Immersion	$(15,038)
Immersion Medical	(7,134)

Total	$(22,172)

      The combined results of operations include elimination of royalty revenue derived by Immersion from Immersion Medical.

3.     Cash, Cash Equivalents and Short-term Investments

      Cash, cash equivalents and short-term investments consist of the following (in thousands):

	December 31,

	2002	2001

Cash	$3,510	$1,571
Cash equivalents:
Certificate of deposit	25	100
Commercial paper	—	5,113
Money market funds	5,182	3,597

Total cash equivalents	5,207	8,810

Total cash and cash equivalents	8,717	10,381
Short-term investments:
Commercial paper	—	2,545

Total cash, cash equivalents and short-term investments	$8,717	$12,926

      The Company realized no gains or losses on the sales of available-for-sale securities in 2002, 2001 and 2000.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2002	2001

Raw materials and subassemblies	$1,587	$1,148
Work in process	183	146
Finished goods	358	671

Total	$2,128	$1,965

5.     Properties and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Computer equipment and purchased software	$2,002	$1,982
Machinery and equipment	1,810	1,765
Furniture and fixtures	1,325	1,417
Leasehold improvements	692	698

Total	5,829	5,862
Less accumulated depreciation	(3,785)	(2,944)

Property and equipment, net	$2,044	$2,918

6.     Goodwill, Intangibles and Other Assets

      The changes in the carrying amount of goodwill are as follows (in thousands):

2002

Year Ended
December 31,

Balance as of December 31, 2001	$3,676
Acquired workforce reclass	82
Impairment loss	(3,758)

Balance as of December 31, 2002	$—

      We performed our transition impairment test of goodwill as of January 1, 2002 and determined that there was no impairment upon adoption of SFAS No. 142. The Immersion Computing, Entertainment & Industrial reporting unit was tested for impairment in the fourth quarter, after the annual forecasting process. The continued economic slowdown during 2002 caused delayed purchasing decisions by our customers for our high-end products as well as reduced royalties from gaming licensees due to a reduction in the general personal computing and PC gaming peripheral device sales. These factors contributed to the operating profits and cash flows for this unit during the third and fourth quarter of 2002 to be lower than expected. Based on that trend the earnings forecast for the next six years was revised. In December 2002, a goodwill impairment loss of $3.8 million was recognized in the Immersion Computing, Entertainment & Industrial unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma financial information reflects net loss and diluted net loss per share as if goodwill and certain intangible assets were not subject to amortization for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss:
Amounts as reported	$(16,530)	$(21,746)	$(22,172)
Amortization of goodwill and intangibles	—	1,676	1,074

Pro forma amounts	$(16,530)	$(20,070)	$(21,098)

Diluted net loss per share:
Amounts as reported	$(0.83)	$(1.16)	$(1.25)
Amortization of goodwill and intangibles	—	0.09	0.06

Pro forma amounts	$(0.83)	$(1.07)	$(1.19)

      In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continued to be appropriate except for acquired workforce of $82,000, which was reclassified into goodwill. The components of our purchased intangibles and other assets are as follows (in thousands):

	December 31,

	2002	2001

Purchased patents and technology	$6,962	$6,418
Other intangibles	5,748	5,830
Other assets	83	503

Gross purchased intangibles and other assets	$12,793	$12,751
Accumulated amortization of purchased patents and technology	(2,545)	(1,907)
Accumulated amortization of other intangibles	(3,632)	(2,462)

Net purchased intangibles and other assets	$6,616	$8,382

      Amortization of intangibles during the years ended December 31, 2002 and 2001 was $1.8 million and $2.3 million respectively. The estimated annual amortization expense for intangible assets as of December 31, 2002 is $1.5 million in 2003, $1.3 million in 2004, $1.0 million in 2005, $579,000 in 2006, $498,000 in 2007, $80,000 in 2008.

7.     Other Investments

      Investments comprise the following investments in privately-held companies and are accounted for under the cost method (in thousands):

	December 31,

	2002	2001

Geometrix, Inc., developer of the 3ScanTM product line which enables creation of three-dimensional models through the use of digital cameras	$—	$1,200
There, Inc., a technology application developer	1,000	1,000

	$1,000	$2,200

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company intends to hold its investments for the long term and monitors whether there have been other-than-temporary declines in value of these investments based on management’s estimates of their net realizable value taking into account the companies’ respective financial condition and ability to raise third-party financing. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in other income (expense), net and the individual security is written down to a new cost basis. As a result of its review, the Company recorded an impairment loss of $1.2 million and $4.3 million on these investments during the third quarter of 2002 and 2001 respectively.

8.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

      Other current liabilities consist of (in thousands):

	December 31,

	2002	2001

Accrued legal	$523	$57
Other current liabilities	788	530

Total other current liabilities	$1,311	$587

Deferred revenue	$976	$914
Customer advances	2,539	39

Total deferred revenue and customer advances	$3,515	$953

      At December 31, 2002, customer advances included a $2.5 million prepayment from one licensee. Subsequent to December 2002, $500,000 of this prepayment was returned to the licensee as a result of the final agreement reached between the Company and the licensee regarding the terms of the prepayment.

9.     Long-term Debt

      The components of long-term debt are as follows (in thousands):

	December 31,

	2002	2001

Medtronic note payable	$—	$3,981
Subordinated note payable to SECA VII	—	500
Discount on subordinated note payable to SECA VII	—	(72)
Secured promissory note to Third Coast Capital	52	158
Other	38	35

Total	90	4,602
Current portion	(64)	(4,519)

Total long-term debt	$26	$83

      Medtronic Note Payable. On August 10, 1999, the Company issued a Secured Convertible Promissory Note (the “Note”) to Medtronic Asset Management, Inc. (“Medtronic”) in exchange for $3,000,000. On March 3, 2000, an additional $500,000 was borrowed under the Note. The $3.5 million note bears interest at a rate of 8% per annum with a maturity date of August 10, 2002. On the maturity date the Company repaid Medtronic $4.4 million in principal and interest as full repayment for the note.

      In conjunction with the original issuance of the Note and amendments of additional borrowing in March 2000, the Company granted Medtronic a warrant to purchase up to $2,000,000 of common stock at a price per

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share equal to the lesser of $15.46 per share or the price per share at which any shares of common stock are sold. The warrant may also be exercised for any other class of capital stock that the Company may issue at a per share price equal to the lowest per share price at which any such shares are issued or sold. The warrant expires on the later to occur of November 10, 2000 or six months after Immersion Medical completes a sale of capital stock of at least $6 million. The Company allocated $1,126,849 of the note payable proceeds to the warrant and amortized the amount to interest expense using the effective interest method over the three-year period of the debt. The effective interest rate was 17% based on this method of allocation.

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

      Subordinated Note Payable — In December 1997, the Company entered into a subordinated note and warrant purchase agreement with SECA VII, under which it was granted a subordinated promissory note for $500,000 bearing an interest rate of 13% per annum with a maturity date of December 31, 2002. On the maturity date the Company paid SECA VII $500,000 as full repayment of the note.

      In connection with the note, the Company gave SECA VII a warrant to purchase 31,056 shares of common stock at a purchase price of $5.16 per share. The warrant may be exercised in increments of 1,500 shares and expires on June 30, 2003. The Company allocated $289,000 of the note payable proceeds to the warrant and amortized this amount to interest expense during the five-year period related to the debt. This allocation is being valued using the Black-Scholes method and as of December 31, 2002 the value allocated to this warrant was $2,315. None of the warrants have been exercised, and all remain outstanding at December 31, 2002.

      Secured Promissory Note Payable — In April 2000, the Company entered into a Master Loan and Security Agreement with Third Coast Capital and borrowed $317,050 for the purchase of furniture and equipment. The note has a term of 36 months, an interest rate of 10.5% per annum, and is secured by those assets. At the expiration of the term of the note, the Company will also have to make a lump sum payment equal to 10% of the greater of the asset valuation financed under that note or the line of credit balance. In connection with the agreement, the Company issued ten-year warrants to purchase 1,618 shares of common stock at $15.46 per share. These warrants may be exercised at any time prior to April 9, 2010. The Company allocated $11,281 of the proceeds to the warrant and is amortizing this amount to interest expense using the effective interest method over the three-year period that the related debt is expected to be outstanding. None of the warrants have been exercised, and all remain outstanding at December 31, 2002.

      Annual maturities of long-term debt at December 31, 2002 are as follows (in thousands):

2003	$61
2004	10
2005	10
2006	6

Total	$87

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments

      The Company leases several of its facilities under operating leases. In addition, the Company has several operating leases for vehicles and various computer and office equipment that expire during fiscal years 2003 through 2005.

      Minimum future lease payments are as follows (in thousands):

	Capital Lease	Operating Lease

2003	$30	$1,214
2004	23	1,253
2005	—	812
2006	—	322
2007	—	331
Thereafter	—	485

Total future minimum lease payments	$53	$4,417

Portion representing interest	(6)

	$47

      Rent expense was $1.3 million, $1.4 million and $1.1 million in 2002, 2001, and 2000 respectively.

      Under the terms of a co-marketing agreement with a significant customer, we reimbursed the customer for certain marketing related expenses not to exceed $200,000 per quarter for the five quarters ended March 31, 2001.

11.     Stockholders’ Equity

     Stock Options

      Under the Company’s stock option plans, the Company may grant options to purchase up to 12,240,892 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant. The Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to five years.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details of activity under the option plans are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, January 1, 2000 (3,291,302 exercisable at a weighted average price of $0.70 per share)	5,222,919	$4.02
Granted (weighted average fair value of $17.17 per share)	3,684,626	$21.27
Exercised	(799,870)	$0.77
Canceled	(1,060,186)	$31.61

Balances, December 31, 2000 (2,917,937 exercisable at a weighted average price of $9.79 per share)	7,047,489	$9.61
Granted (weighted average fair value of $5.22 per share)	2,349,590	$7.27
Exercised	(455,223)	$1.02
Canceled	(1,180,470)	$14.85

Balances, December 31, 2001 (3,700,069 exercisable at a weighted average price of $6.64 per share)	7,761,386	$8.61
Granted (weighted average fair value of $1.67 per share)	2,958,500	$1.99
Exercised	(1,110,003)	$0.20
Canceled	(2,060,158)	$7.50

Balances, December 31, 2002 (3,989,165 exercisable at a weighted average price of $9.66 per share)	7,549,725	$7.56

      Additional information regarding options outstanding as of December 31, 2002 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.06 - $ 1.	76 1,824,618	8.44	$1.35	463,283	$0.71
1.91 - 2.74	1,133,500	9.23	2.44	126,249	2.31
2.75 - 6.23	1,126,007	7.78	4.93	759,187	4.87
6.25 - 9.00	1,436,303	7.22	8.74	1,192,815	8.77
9.29 - 15.50	1,220,006	7.33	11.33	887,816	10.94
16.38 - 34.75	784,405	7.44	24.00	543,225	24.56
43.25 - 43.25	24,886	7.28	43.25	16,590	43.25

$ 0.06 - $43.2	5 7,549,725	7.94	$7.56	3,989,165	$9.66

      At December 31, 2002, the Company had 883,719 shares available for future grants under the option plans.

     Additional Stock Plan Information

      As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The Company’s calculations were made using the following weighted average assumptions:

				Employee Stock
	Options			Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected life (in years)	2.5	2.5	2.5	0.5	1.5	1.5
Interest rate	3.6%	4.1%	6.2%	2.4%	4.1%	6.2%
Volatility	144%	110%	138%	144%	110%	138%
Dividend yield	—	—	—	—	—	—

      The Company had outstanding nonstatutory stock options to consultants to purchase 11,986 shares of common stock at December 31, 2002, 2001 and 2000 respectively. Compensation expense of $0, $0, and $15,000 was recognized as a result of these options in 2002, 2001, and 2000, respectively. The fair value of the unvested portion of these options is being amortized over the vesting period. The fair value attributable to the unvested portion of these options is subject to adjustment based upon the future value of the Company’s common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average assumptions: expected life, 10 years; risk free interest rate, 6.0% and; volatility, 50%; and no dividends during the expected term. Forfeitures are recognized as they occur.

     Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2002, 109,946 shares had been purchased under the plan.

     Deferred Stock Compensation

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

      In March 2000, in connection with the acquisition of Immersion Canada, the Company assumed unvested options of Immersion Canada resulting in deferred stock compensation of $5.5 million, which will be amortized over the remaining vesting period of approximately four years. The Immersion Canada option plan

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was established in February 2000 and under the plan the Company may grant options to purchase up to 391,238 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of December 31, 2002 there were 315,628 such options outstanding.

      In August 2000, in connection with the acquisition of VTI, the Company assumed unvested options of VTI resulting in deferred stock compensation of $282,000, which will be amortized over the remaining vesting period of approximately five years. The VTI option plan was established in August 2000 and under the plan the Company may grant options to purchase up to 500,000 shares of common stock to employees, directors, and consultants. The options generally expire ten years from the date of grant. As of December 31, 2002 there were 483,500 such option grants outstanding.

12.     Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Numerator:
Net loss	$(16,530)	$(21,746)	$(22,172)

Denominator:
Weighted average common shares outstanding	19,906	18,702	17,808
Weighted average common shares held in escrow	—	—	(89)

Shares used in computation, basic and diluted	19,906	18,702	17,719

Net loss per share, basic and diluted	$(0.83)	$(1.16)	$(1.25)

      For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Years Ended December 31,

	2002	2001	2000

Convertible note payable	—	226,450	226,450
Outstanding options	7,549,725	7,761,386	7,047,489
Warrants	511,999	523,971	523,971

13.     Income Taxes

      No provision for federal income taxes was required for the years ended December 31, 2002, 2001 and 2000 due to net losses in these periods.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$21,758	$18,509
Deferred revenue	2,259	373
Deferred stock compensation	—	261
Deferred rent	44	29
Research and development credits	1,763	1,191
Reserves and accruals recognized in different periods	375	336
Basis difference in investment	923	1,657
Capitalized R&D Expenses	441	—

Total deferred tax assets	27,563	22,356
Deferred tax liabilities:
Depreciation and amortization	(624)	(335)
Difference in tax basis of purchased technology	(1,712)	(2,332)
Valuation allowance	(25,227)	(19,689)

Net deferred tax assets	$—	$—

      The Company’s effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

	2002	2001

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.0)	(3.0)
Deferred stock compensation	2.7	0.5
Amortization of goodwill and in process R&D	8.0	2.3
Other	(1.7)	3.2
Valuation allowance	29.0	32.0

Effective tax rate	—%	—%

      Substantially all of the Company’s loss from operations for all periods presented is generated from domestic operations.

      At December 31, 2002, the Company has federal and state net operating loss carryforwards of $58,924,000 and $19,467,000, respectively, expiring through 2022 and through 2013, respectively.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Employee Benefit Plan

      The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The recorded expenses were $0, $160,000 and $119,000 for 2002, 2001 and 2000, respectively.

15.     Government Audits

      Billings under certain cost-based government contracts are calculated using provisional rates that permit recovery of indirect costs. These rates are subject to audit on an annual basis by the government agencies’ audit department. The cost audit will result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisionals, may create an additional receivable or liability.

      As of December 31, 2002, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 2002, 2001 and 2000. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

16.     Related Parties

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

      During July 1997, the Company also entered into a non-exclusive license agreement with MicroScribe LLC (the “Agreement”) for the right to manufacture, market and sell products incorporating the MicroScribe technology. Under the terms of the Agreement, the Company must pay a royalty to MicroScribe LLC based on a variable percentage of net receipts as defined under the Agreement. Royalty expense under the Agreement was $103,000, $167,000, and $117,000 in 2002, 2001, and 2000, respectively.

      In 2002, certain disputes arose between the Company and MicroScribe regarding the Company’s relations with MicroScribe, ownership of the “MicroScribe” name and other matters. To settle the disputes, the Company and MicroScribe entered into a settlement agreement whereby the Company agreed not to pursue its claims against MicroScribe in exchange for MicroScribe granting the Company certain rights, including ownership of the MicroScribe name and the right to produce new products under that name without payment of further royalties to MicroScribe.

      In August 2001, the Company loaned an executive officer $420,000, at 4% interest per annum to be repaid on January 7, 2003. Any amounts payable to such officer maybe offset against the indebtedness at the option of the Company. The loan was offset against amounts due the executive officer in March of 2002.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Contingencies

In re Immersion Corporation

      We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. The case is now designated as In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related as to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The action was filed in the United States District Court, Southern District of New York, against defendants Immersion Corporation, Louis Rosenberg (former Chief Executive Officer, President and Chairman of the Company), Victor Viegas (current President, Chief Executive Officer and Chief Financial Officer), Bruce Schena (former Chief Technology Officer and Director); and certain underwriters of Immersion’s November 12, 1999 initial public offering. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. The case is purportedly brought on behalf of all persons who purchased the Company’s common stock from November 12, 1999 through December 6, 2000.

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

      On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under the Securities Act of 1933 in all but ten of the cases, including the Company’s case. The motion was denied as to the claim under Section 10(b) of the Securities Exchange Act of 1934 as to the Company, on the basis that the complaint alleged that the Company had made acquisition (s) following the initial public offering. The motion was granted as to the claim under Section 10(b) of the Securities Exchange Act, but denied as to the claim under Section 20(a) of that Act, as to the remaining individual defendant. Management believes that the claims against the Company and individual defendants are without merit and intends to vigorously defend against them.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

      On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is underway. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ’672 patent and adding a claim of infringement of a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that sets, among other dates in the case, April 25, 2003

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgement of non-infringement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

18.     Segment Reporting

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table (in thousands):

	Immersion
	Computing,
	Entertainment	Immersion
	and Industrial	Medical	Eliminations	Total

2002
Revenues from external customers
Royalty and license	$4,960	$271	$—	$5,231
Product sale revenues	5,952	5,020	(249)	10,723
Development contract revenues	1,639	2,739	(97)	4,281

Total revenues	$12,551	$8,030	$(346)	$20,235

Loss from operations	$(13,759)	$(1,154)	$(122)	$(15,035)
Interest and other income(1)(2)	188	118	—	306
Interest expense(1)	(4)	(578)	—	(582)
Depreciation and amortization	4,051	351	—	4,402
Impairment of goodwill	3,758	—	—	3,758
Other expense — write down of investments(5)	(1,200)	—	—	(1,200)
Net loss	(14,789)	(1,619)	(122)	(16,530)
Capital expenditures	244	198	—	442
Total assets	36,389	2,919	(14,007)	25,301

2001
Revenues from external customers
Royalty and license	$5,362	$—	$—	$5,362
Product sale revenues	6,860	3,532	(32)	10,360
Development contract revenues	1,952	1,558	—	3,510

Total revenues	$14,174	$5,090	$(32)	$19,232

Loss from operations	$(12,861)	$(4,558)	$(9)	$(17,428)
Interest and other income(1)(2)	1,091	169	(172)	1,088
Interest expense(1)	(9)	(1,022)	172	(859)
Depreciation and amortization(3)	6,429	86	—	6,515
Other expense — write down of investments(5)	(4,539)	—	—	(4,539)
Net loss	(16,330)	(5,411)	(5)	(21,746)
Capital expenditures	362	250	—	612
Total assets	41,670	2,990	(7,635)	37,025

2000
Revenues from external customers
Royalty revenues	$3,201	$—	$(15)	$3,186
Product sale revenues	5,862	2,314	—	8,176
Development contract revenues	3,063	838	—	3,901

Total revenues	$12,126	$3,152	$(15)	$15,263

Loss from operations	$(17,712)	$(6,150)	$0	$(23,862)
Interest and other income(1)	2,730	—	(170)	2,560
Interest expense(1)	(13)	(983)	170	(826)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Immersion
	Computing,
	Entertainment	Immersion
	and Industrial	Medical	Eliminations	Total

Depreciation and amortization(4)	5,139	575	—	5,714
Net loss	(15,035)	(7,133)	(4)	(22,172)
Capital expenditures	2,545	294	—	2,839
Total assets	59,718	1,921	(4,145)	57,494

(1)	Includes interest on amounts previously owed from Immersion Medical to Immersion Computing, Entertainment and Industrial in 2001 and 2000, and amortization of notes payable recorded as interest expense.

(2)	Includes a noncash fair value adjustment of $118,000 and $169,000 in 2002 and 2001 respectively, related to the warrants issued in connection with the SECA VII debt (see Note 9) for Immersion Medical in 2001.

(3)	Includes a noncash fair value adjustment of $202,000 for deferred stock compensation in connection with options issued by Immersion Medical prior to the acquisition of Immersion Medical in September 2000.

(4)	Includes deferred stock compensation of $397,000 on stock issued by Immersion Medical.

(5)	Includes amounts written off of investments held by Immersion Computing, Entertainment and Industrial (see Note 7).

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

     Revenue by Region

      The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended
	December 31,

	2002	2001	2000

North America	65%	71%	69%
Europe	21%	12%	19%
Far East	13%	16%	11%
Rest of the world	1%	1%	1%

Total	100%	100%	100%

      During the years ended 2002, 2001, and 2000 we derived 64%, 68%, and 68%, respectively of our revenues from the United States.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Significant Customers

      Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended
	December 31,

	2002	2001	2000

Customer A	*	14%	*
Customer B	10%	*	*
Customer C	*	*	10%

Total	10%	14%	10%

*	Revenue derived from customer represented less than 10% for the period.

      Of the significant customers noted above, Customer A had a balance of 11% of the outstanding accounts receivable at December 31, 2002. None of the significant customers listed above had a balance of 10% or greater of the outstanding accounts receivable at December 31, 2001 and 2000.

      The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at December 31, 2002 and 2001.

19.     Quarterly Results of Operations — (Unaudited)

      The following table presents certain unaudited consolidated statement of operations data for our eight most recent quarters.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands, except per share data)
Revenues	$5,492	$4,477	$5,461	$4,805	$5,164	$4,471	$4,236	$5,361
Gross profit	3,998	2,854	3,982	3,520	3,891	3,050	2,640	3,577
Operating loss	(6,386)	(3,120)	(1,948)	(3,581)	(2,751)	(4,561)	(5,245)	(4,871)
Net loss	(6,373)	(4,432)	(2,071)	(3,654)	(2,968)	(9,038)	(5,080)	(4,660)
Basic and diluted net loss per share	$(0.32)	$(0.22)	$(0.10)	$(0.19)	$(0.16)	$(0.48)	$(0.27)	$(0.25)
Shares used in calculating basic and diluted net loss per share	20,134	20,113	20,002	19,351	18,951	18,785	18,611	18,448

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

      The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information required by this Item 10 with respect to directors is incorporated by reference from the section entitled “Election of Directors” in Immersion’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference from the section entitled “Director and Executive Compensation” in Immersion’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Immersion’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from the section entitled “Certain Transactions” in Immersion’s definitive Proxy Statement for its 2003 annual stockholders’ meeting.

Item 14.	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Form:

      1.     Financial Statements

      2.     Financial Statement Schedules

      The following financial statement schedule of Immersion Corporation for the years ended December 31, 2000, 2001 and 2002 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 77

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

      3.     Exhibits:

      The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)

Exhibit
Number	Description

2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002.
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number	Description

10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (file No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)

Exhibit
Number	Description

10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.44	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey.
21.1	Subsidiaries of Immersion. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)

Exhibit
Number	Description

23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

(b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on November 1, 2002 reporting the promotion of its President, Chief Financial Officer and Chief Operating Officer, Mr. Victor Viegas, to the position of Chief Executive Officer on October 28, 2002. The Company also announced the appointment of Mr. Robert Van Naarden and Mr. Viegas to its board of directors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

BY	/s/ VICTOR VIEGAS

Victor Viegas
President, Chief Executive Officer,
Chief Financial Officer, and Director

Date: March 28, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and James Koshland, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	President, Chief Executive Officer, Chief Financial Officer, and Director	March 28, 2003

/s/ JOHN HODGMAN John Hodgman	Director	March 28, 2003

/s/ STEVEN BLANK Steven Blank	Director	March 28, 2003

/s/ JONATHAN RUBINSTEIN Jonathan Rubinstein	Director	March 28, 2003

/s/ JACK SALTICH Jack Saltich	Director	March 28, 2003

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 28, 2003

Certifications

I, Victor Viegas, certify that:

1. I have reviewed this annual report on Form 10-K of Immersion Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ VICTOR VIEGAS

Victor Viegas
President, Chief Executive Officer,
Chief Financial Officer, and Director

Date: March 28, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period

	(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$356	$38	$60	$334
Year ended December 31, 2001
Allowance for doubtful accounts	$227	$136	$7	$356
Year ended December 31, 2000
Allowance for doubtful accounts	$173	$177	$123	$227

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002.
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)

Exhibit
Number	Description

10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##

Exhibit
Number	Description

10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (file No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)

Exhibit
Number	Description

10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969 on March 28, 2002.)
10.44	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey.
21.1	Subsidiaries of Immersion. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Deloitte & Touche LLP.
99.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.