Form 10-Q
period 2003-03-31
IMMERSION CORP
filed 2003-05-14
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [ X ]

Number of shares of Common Stock outstanding at May 1, 2003: 20,180,120

IMMERSION CORPORATION
INDEX

		Page

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 6.	Exhibits and Reports on Form 8-K	32
SIGNATURES		33
CERTIFICATIONS		34

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002 (1)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,767	$8,717
Accounts receivable, (net of allowances for doubtful accounts of: 2003, $197; and 2002, $334)	3,121	3,645
Inventories	2,382	2,128
Prepaid expenses and other current assets	975	1,151

Total current assets	12,245	15,641
Property and equipment, net	1,840	2,044
Intangibles and other assets, net	6,601	6,616
Other investments	1,000	1,000

Total assets	$21,686	$25,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,015	$1,160
Accrued compensation	1,007	671
Other current liabilities	1,098	1,311
Deferred revenue and customer advances	2,436	3,515
Current portion of long-term debt and warrant liability	33	64
Current portion of capital lease obligation	21	22

Total current liabilities	5,610	6,743
Long-term debt, less current portion	26	26
Capital lease obligation, less current portion	21	25
Long-term deferred revenue, less current portion	5,479	4,559

Total liabilities	11,136	11,353

Contingencies (Note 9)
Stockholders’ equity:
Common stock - $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2003, 20,147,196 and 2002, 20,137,040	89,072	89,061
Warrants	1,974	1,974
Deferred stock compensation	(815)	(1,046)
Accumulated other comprehensive income (loss)	1	(16)
Accumulated deficit	(79,682)	(76,025)

Total stockholders’ equity	10,550	13,948

Total liabilities and stockholders’ equity	$21,686	$25,301

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Royalty and license	$833	$1,234
Product sales	2,148	2,398
Development contracts and other	755	1,173

Total revenues	3,736	4,805

Costs and expenses:
Cost of product sales	1,106	1,285
Sales and marketing	1,791	2,109
Research and development	1,689	1,703
General and administrative	2,156	1,978
Amortization of intangibles and deferred stock compensation *	649	914
Other charges	—	397

Total costs and expenses	7,391	8,386

Operating loss	(3,655)	(3,581)
Interest and other income	11	135
Interest and other expense	(13)	(208)

Net loss	$(3,657)	$(3,654)

Basic and diluted net loss per share	$(0.18)	$(0.19)

Shares used in calculating basic and diluted net loss per share	20,144	19,351

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$419	$576
Deferred stock compensation - sales and marketing	3	3
Deferred stock compensation - research and development	225	321
Deferred stock compensation - general and administrative	2	14

Total	$649	$914

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,657)	$(3,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	290	322
Amortization of intangibles	419	576
Amortization of deferred stock compensation	230	338
Amortization of discounts on notes payable	(1)	113
Fair value adjustment for warrant liability	—	(83)
Noncash interest expense	—	82
Noncash compensation expense	—	14
Loss on disposal of equipment	1	1
Changes in operating assets and liabilities:
Accounts receivable	533	(4,743)
Inventories	(254)	62
Prepaid expenses and other current assets	176	645
Accounts payable	(406)	448
Accrued compensation and other current liabilities	116	50
Deferred revenue and customer advances	(158)	4,793

Net cash used in operating activities	(2,711)	(1,036)

Cash flows from investing activities:
Purchases of short-term investments	—	(5)
Sales and maturities of short-term investments	—	2,550
Other assets	(404)	(72)
Purchases of property and equipment	(80)	(126)

Net cash provided by (used in) investing activities	(484)	2,347

Cash flows from financing activities:
Issuance of common stock	11	68
Exercise of stock options	—	138
Exercise of warrants	—	50
Payments on notes payable and capital leases	(35)	(31)

Net cash provided by (used in) financing activities	(24)	225

Effect of exchange rates on cash and cash equivalents	269	(1)

Net increase (decrease) in cash and cash equivalents	(2,950)	1,535
Cash and cash equivalents:
Beginning of the period	8,717	10,381

End of the period	$5,767	$11,916

Supplemental disclosure of cash flow information :
Cash paid for interest	$6	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that enable users to interact with computers using their sense of touch.

     Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

     The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     Stock-Based Compensation - The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force “EITF” Issue No. 96-18. Pro forma disclosures required under SFAS No. 123, ''Accounting for Stock-Based Compensation,’’ as amended, as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net loss - as reported	$(3,657)	$(3,654)
Add: Stock-based employee compensation included in reported net loss	230	338
Less: Stock-based compensation expense determined using fair value method	(1,021)	(1,712)

Net loss - pro forma	$(4,448)	$(5,028)

Basic and diluted loss per common share - as reported	$(0.18)	$(0.19)
Basic and diluted loss per common share - pro forma	$(0.22)	$(0.26)

     Recent Accounting Pronouncements - In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS 146 did not impact our financial position, results of operations or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

2. INVENTORIES

	March 31,	December 31,
	2003	2002

	(In thousands)
Raw materials and subassemblies	$1,691	$1,587
Work in process	162	183
Finished goods	529	358

Total	$2,382	$2,128

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2003	2002

	(In thousands)
Computer equipment and purchased software	$2,042	$2,002
Machinery and equipment	1,847	1,810
Furniture and fixtures	1,334	1,325
Leasehold improvements	692	692

Total	5,915	5,829
Less accumulated depreciation	(4,075)	(3,785)

Property and equipment, net	$1,840	$2,044

4. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2003	2002

	(In thousands)
Purchased patents and technology	$7,366	$6,962
Other intangibles	5,748	5,748
Other assets	83	83

Gross purchased intangibles and other assets	$13,197	$12,793
Accumulated amortization of purchased patents and technology	(2,712)	(2,545)
Accumulated amortization of other intangibles	(3,884)	(3,632)

Net purchased intangibles and other assets	$6,601	$6,616

5.	COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2003	2002

	(In thousands)
Accrued legal	$426	$523
Other current liabilities	672	788

Total other current liabilities	$1,098	$1,311

Deferred revenue	$2,397	$976
Customer advances	39	2,539

Total current deferred revenue and customer advances	$2,436	$3,515

     At December 31, 2002, customer advances included a $2.5 million prepayment from one licensee. Subsequent to December 2002, $500,000 of this prepayment was returned to the licensee as a result of the final agreement reached between the Company and the licensee regarding the terms of the prepayment and the Company reclassed $2.0 million to deferred revenue.

6. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net loss	$(3,657)	$(3,654)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	20,144	19,351

Net loss per share, basic and diluted	$(0.18)	$(0.19)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,

	2003	2002

Convertible note payable	—	226,450
Outstanding stock options	8,007,273	7,259,835
Warrants	511,999	511,999

7. COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Net loss	$(3,657)	$(3,654)
Foreign currency translation adjustment	17	(2)

Total comprehensive loss	$(3,640)	$(3,656)

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

     The following tables display information about our reportable segments:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$2,223	$3,368
Immersion Medical	1,648	1,443
Intersegment eliminations	(135)	(6)

Total	$3,736	$4,805

Net Loss:
Immersion Computing, Entertainment and Industrial	$(3,377)	$(2,270)
Immersion Medical	(406)	(1,384)
Intersegment eliminations	126	—

Total	$(3,657)	$(3,654)

	March 31,	December 31,
	2003	2002

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$32,208	$36,389
Immersion Medical	3,349	2,919
Intersegment eliminations	(13,871)	(14,007)

Total	$21,686	$25,301

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

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,

	2003	2002

North America	72%	66%
Europe	18%	20%
Far East	9%	13%
Rest of the world	1%	1%

Total	100%	100%

     The Company derived 67% and 65% of its total revenues from the United States for the three months ended March 31, 2003 and 2002 respectively. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2003 and December 31, 2002.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,

	2003	2002

Customer A	*	11%
Customer B	10%	*
Customer C	12%	*

Total	22%	11%

* Revenue derived from customer represented less than 10% for the period.

     No customer accounted for more than 10% of the Company’s accounts receivable for the periods presented.

9. CONTINGENCIES

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

     On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) of the Securities Exchange Act of 1934 as to the Company, on the basis that the complaint alleged that the Company had made acquisition (s) following the initial public offering. The motion was granted as to the claim under Section 10(b) of the Securities Exchange Act, but denied as to the claim under Section 20(a) of that Act, as to the remaining individual defendant. Management believes that the claims against the Company and individual defendants are without merit and intends to vigorously defend against them.

     Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is ongoing. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court held the scheduled claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. It is anticipated that the Court will issue a written claim construction decision, though the timing of when the Court issues its ruling is within the Court’s discretion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

     Other Contingencies

     In addition, the Company has received claims from third parties asserting that the Company’s technologies, or those of its licensees, infringe on the other parties’ intellectual property rights. Management believes that these claims are without merit. The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operation and Factors That May Affect Future Results, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of March 31, 2003, we had capitalized patents and technology of $4.7 million, net of accumulated amortization of $2.7 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

     We currently derive royalty revenue from sales of our licensees’ consumer computer peripheral devices, such as touch-enabled mice and joysticks. We also derive royalty revenue from the inclusion of touch-enabled controls incorporating our technology in automobiles and medical simulators. Our basic licensing model typically includes an up-front license fee and/or a royalty paid by the peripheral or automobile manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. We derive product revenue from a number of sources including sales of our medical simulation hardware devices and from sales of the software modules that are used in conjunction with such devices. Other sources of product revenue include sales of our three-dimensional digitizing products, such as the MicroScribe G2 products and sales of hardware and software for our whole-hand sensing gloves, such as the CyberGlove. With respect to development projects, most such projects involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	March 31,

REVENUES	2003	2002	Change

	($ In thousands)
Three months ended:
Royalty and license	$833	$1,234	(32)%
Product sales	2,148	2,398	(10)%
Development contracts and other	755	1,173	(36)%

Total Revenue	$3,736	$4,805	(22)%

     Total Revenue. Our total revenue for the first quarter of fiscal 2003 decreased by $1.1 million or 22% from the first quarter of fiscal 2002. Royalty revenue for the three months ended March 31, 2003 decreased to $833,000 from $1.2 million for the three months ended March 31, 2002, a decrease of 32%. Royalty revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. This decrease is mainly due to weakness in the gaming market and the decline in sales of general computing and PC gaming peripheral devices. In addition, one of our licensees filed for bankruptcy protection under Chapter 11 and we derived less than $1,000 in royalty revenue from this licensee during the quarter ended March 31, 2003. We derived $217,000 of royalty revenue from this licensee during the three months ended March 31, 2002 and $447,000 for the full year 2002. In the short-term it may be difficult to replace this revenue source. Product sales for the three months ended March 31, 2003 decreased by $250,000 or 10% as compared to the three months ended March 31, 2002. The decrease in product sales was mainly due to a reduction in medical product sales of $158,000, and a reduction of $87,000 in our professional and industrial product line. Some of our products areas have not achieved commercial success beyond research centric customers and during this environment of economic decline and fixed budgets for research we have experienced reduced demand for such products. Development contract and other revenue is comprised of revenue on commercial and government contracts, which decreased by $418,000 during the first quarter of fiscal 2003, as compared to the first quarter of fiscal 2002. The decrease is attributable to a reduction in commercial automotive contracts entered into during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 as well as a decrease in related development activity on some medical contracts. Both the automotive and medical slowdowns were attributable to the widespread downturn and the global instability that plagued many businesses in Q1 2003.

     We categorize our geographic information into four major regions: North America, Europe, Far East and Rest of the World. In the first quarter of fiscal 2003, revenue generated in North America, Europe, Far East and Rest of the World represented 72%, 18%, 9% and 1% respectively compared to 66%, 20%, 13% and 1% respectively, for the first quarter of fiscal 2002. The shift in revenues among regions is mainly due to an increase in medical products sales to customers in North America and a decrease in automotive development contracts and royalties on computer peripherals from customers in the Far East.

	March 31,

COST OF PRODUCT SALES	2003	2002	Change

	($ In thousands)
Three months ended:
Cost of product sales	$1,106	$1,285	(14)%
% of total product revenue	51%	54%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales decreased by $179,000 or 14% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

The decrease is attributable to decreased direct material cost of $96,000 associated with reduced product sales for the quarter ended March 31, 2003. In addition, royalty obligations owed from product sales decreased by $76,000 for the quarter ended March 31, 2003 as compared to March 31, 2002. The decrease is due in part to the settlement agreement reached with MicroScribe LLC, which eliminated royalty payments on our MicroScribe G2 product line. Overhead expenses increased by $84,000 during the three months ended March 31, 2003 versus the comparable period last year but this increase was mainly offset by reduced inventory write-downs and scrap of $78,000.

	March 31,

OPERATING EXPENSES AND OTHER	2003	2002	Change

	($ In thousands)
Three months ended:
Sales and marketing	$1,791	$2,109	(15)%
% of total revenue	48%	44%
Research and development	$1,689	$1,703	(1)%
% of total revenue	45%	35%
General and administrative	$2,156	$1,978	9%
% of total revenue	58%	41%
Amortization of intangibles and deferred stock compensation	$649	$914	(29)%
% of total revenue	17%	19%
Other charges	$—	$397	(100)%
% of total revenue	0%	8%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses decreased by $318,000 or 15% in the first quarter of fiscal 2003 compared to the comparable period in 2002. The decrease was mainly due to reduced headcount and related compensation, benefits and overhead costs of $56,000, reduced advertising and marketing expenses of $107,000 mainly for collateral reproduction and advertising, reduced professional and consulting fees of $63,000 and a decrease in bad debt expenses of $154,000 offset by increased travel expenses of $53,000. The reduction in marketing expenses reflects our ability to leverage programs and marketing materials initiated in prior periods and continued implementation of cost reductions initiated during 2002 and continued in 2003.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Research and development expenses decreased by $14,000 or 1% in the first quarter of fiscal 2003 compared to the same period in 2002. The decrease was mainly due to a decrease in outside professional consulting and licensing fees of $69,000 offset by increased personnel related and overhead costs of $47,000.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel and an allocation of facilities costs. General and administrative expenses increased by $178,000 or 9% in the first quarter of fiscal 2003 compared to the same period in 2002. The increase is mainly due to an increase in legal and professional fees of $387,000, mostly due to the litigation against both Sony and Microsoft, offset by decreased personnel related costs of $128,000 attributable to a decreased compensation, benefits and overhead, reduced public company expenses of $34,000 and reduced supplies costs of $26,000. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to the litigation against us and an increase in legal fees due to the litigation against both Sony and Microsoft, as well as additional public company compliance costs.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, other intangible amortization and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $265,000 or 29% in the first quarter of fiscal 2003 compared to the same period in 2002. The reduction is mainly attributable to a decrease of $170,000 related to amortization of other intangibles as those intangibles reach full amortization and $108,000 for the amortization of deferred stock compensation over the comparable first quarter in 2002 due to the expiration of vesting periods.

     Other Charges. Other charges decreased by $397,000 or 100% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. During the quarter ended March 31, 2002 we incurred $397,000 related to severance costs.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $124,000 in the first quarter of fiscal 2003 compared to the same period in 2002 as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities, as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consist primarily of interest expense on our notes payable and capital leases. Interest and other expense decreased by $195,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The reduction of interest and other expense was mainly attributable to reduced interest expense associated with outstanding debt obligations that were paid during fiscal year 2002.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$2,223	$3,368
Immersion Medical	1,648	1,443
Intersegment eliminations	(135)	(6)

Total	$3,736	$4,805

Net Loss:
Immersion Computing, Entertainment and Industrial	$(3,377)	$(2,270)
Immersion Medical	(406)	(1,384)
Intersegment eliminations	126	—

Total	$(3,657)	$(3,654)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased by $1.1 million or 34% in the first quarter of fiscal 2003 compared to the same period in 2002. All revenue categories experienced decline during the three months ended March 31, 2003 versus the three months ended March 31, 2002. The decrease is mainly due to a reduction in royalty revenue associated with a decline in the gaming market for the first quarter 2003 and a decline in product sales due to longer sales cycles. Net loss for the quarter ended March 31, 2003 increased by $1.1 million or 49% compared to the same period in 2002. Reduced revenues of $1.1 million as well as increased litigation costs of $597,000 associated with our litigation against both Sony and Microsoft offset by decreased sales and marketing expenses of $242,000 and decreased amortization of intangibles and deferred stock compensation of $261,000 account for the increase in net loss for the quarter ended March 31, 2003 compared to the same period in 2002.

     Immersion Medical segment. Revenues from Immersion Medical increased by $205,000 or 14% for the first quarter of fiscal 2003 compared to the same period in 2002. The increase is primarily due to an increase of $250,000 in product sales and an increase of $24,000 in royalty and licensing revenue offset by a decrease of $70,000 in development contract revenue. Net loss for the quarter ended March 31, 2003 decreased by $979,000 or 71% compared to the same period in 2002. The decrease is primarily due to decreased compensation expense and related benefits of $637,000 including severance of $317,000 incurred during the first quarter of fiscal 2002. Interest expense for the period decreased by $196,000 compared to the same period in 2002 due to repayments of debt obligations during 2002, and professional services expenses decreased by $153,000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents consist primarily of money market funds. All of our cash and cash equivalents are classified as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

     At March 31, 2003 our cash and cash equivalents totaled $5.8 million, down $2.9 million from $8.7 million at December 31, 2002.

     Net cash used in operating activities during the first three months of fiscal 2003 was $2.7 million, an increase of $1.7 million from $1.0 million used during the comparable period in 2002. Cash used in operations during the three month period ended March 31, 2003 comprised primarily of our $3.7 million net loss offset by noncash charges and credits of $938,000, which consists primarily of amortization of intangibles and deferred stock compensation, an increase in inventory of $254,000, a decrease in accounts payable of $406,000 offset by a decrease in accounts receivable of $533,000 and a decrease in prepaids and other assets of $176,000.

     Net cash used in investing activities during the first three months of fiscal 2003 was $484,000. Capitalization of external patent costs accounted for $404,000 and purchases of capital equipment accounted for $80,000 of cash used in investing activities during the quarter ended March 31, 2003. For the comparable period in 2002, net cash provided in investing activities was $2.3 million, which was primarily the result of a sale of short-term securities offset by purchases of capital equipment of $126,000 and capitalized patent costs of $72,000.

     Net cash used by financing activities during the first three months of fiscal 2003 was $24,000 due mainly to payments on debt obligations as opposed to the net cash provided by financing activities of $225,000 during the comparable period during 2002.

     Management believes its cash and cash equivalents plus cash generated through the Company’s operations as well as future expense reductions are sufficient to meet its operating needs for the next twelve months. However, we may elect to raise additional capital over the next twelve months to address any unanticipated circumstances that significantly increase our cash or capital requirements. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and potentially through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during 2003 and 2004 as a result of our lawsuit against Sony and Microsoft. We anticipate that capital expenditures for the year ended December 31, 2003 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. To the extent we raise additional capital through debt or equity financing, this could result in substantial dilution for our stockholders. If we acquire one or more businesses, patents or products, our cash or capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002 (in thousands):

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1year	years	years	years

Long-Term Debt	$87	$61	$20	$6	$—
Capital Lease Obligations	53	30	23	—	—
Operating Leases	4,417	1,214	2,065	653	485

Total Contractual Cash Obligations	$4,557	$1,305	$2,108	$659	$485

     There were no material changes to our contractual cash obligations and other commercial commitments during the quarter ended March 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, patents and intangible assets, inventories, contingencies, and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We recognize revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financials Statements” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position 97-2, “Software Revenue Recognition”, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principle sources: royalties, product sales, and development contracts. We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. Development contract revenues are recognized under the cost-to-cost percentage of completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements included elsewhere in this Annual Report which contains accounting policies and other disclosures required by GAAP.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company has adopted the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS 146 did not impact our financial position, results of operations or cash flows.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002. We have not yet determined the effect that the transition provisions of SFAS No. 148 would have on our operating results or financial position, if any.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $80 MILLION AS OF MARCH 31, 2003, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is ongoing. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. It is anticipated that the Court will issue a written claim construction decision, though the timing of when the Court issues its ruling is within the Court’s discretion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

WE MAY ELECT TO RAISE ADDITIONAL CAPITAL IN THE FUTURE WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

     Should any unanticipated circumstances arise which significantly increase our cash or capital requirements we may elect to raise additional capital to have a supply of cash for such events or future periods. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past two years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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

     The market for our touch-enabling technologies, and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy, sigmoidoscopy and laparoscopic procedures;

•	touch-enabled peripherals for computer gaming on personal computers and dedicated gaming consoles;

•	touch-enabled automotive interfaces;

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product;

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers; and

•	touch-enabled personal electronics, such as cell phones and PDAs.

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

     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology and to disclose to us proprietary product development and other strategies;

•	difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like cell phones and automobiles.

     A substantial majority of our current royalty revenue has been derived from the licensing of our portfolio of touch-enabling technologies for personal computer gaming peripherals, such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is a substantially smaller market than either the mouse market or the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve royalty revenue growth.

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

     For the quarters ended March 31, 2003 and 2002 we derived 4% and 11%, respectively, of our net revenues from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform then our total revenues may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     Logitech has in the past and may in the future account for a large portion of our royalty revenue. For the quarter ended March 31, 2003 our revenues from Logitech significantly declined as compared to the same period during 2002. For the quarter ended March 31, 2003 we derived 0% of our net revenues and 1.9% of our royalty and license revenue from Logitech, and for the quarter ended March 31, 2002, we derived 9% of our net revenue and 36% of our royalty and license revenue from Logitech. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the quarters ended March 31, 2003 and 2002, 22% and 26% of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

     Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship licensed products in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.

REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL AND PROFESSIONAL PRODUCTS.

     We believe that the current economic downturn has led to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe G2 line of three-dimensional digitizers may be adversely affected by these cuts in corporate research and development budgets.

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

     We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technology and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees, or us whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims could also result in claims from our licensees under the indemnification provisions of their agreements with us.

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

WE HAVE EXPERIENCED SIGNIFICANT CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THE COMPLEXITIES ASSOCIATED WITH THE CHANGING ECONOMIC ENVIRONMENT AND TECHNOLOGY LANDSCAPE COULD HARM OUR BUSINESS.

     Any future periods of rapid change may place significant strains on our managerial, financial, engineering and other resources. Further economic weakness, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees.

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

     On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) of the Securities Exchange Act of 1934 as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the initial public offering. The motion was granted as to the claim under Section 10(b) of the Securities Exchange Act, but denied as to the claim under Section 20(a) of that Act, as to the remaining individual defendant. We intend to vigorously defend against this litigation.

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

     We have equity investments in several privately-held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $1.2 million in the third quarter of 2002. The remaining cost basis of these investments on our Consolidated Balance Sheet is $1.0 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of March 31, 2003 management has determined that the carrying value of these investments at $1.0 million is appropriate.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

     On July 15, 2002, the Company (as well as the other issuers and their affiliated individual defendants) filed a motion to dismiss. On February 19, 2003, the motion was granted in part and denied in part. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as to all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) of the Securities Exchange Act of 1934 as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the initial public offering. The motion was granted as to the claim under Section 10(b) of the Securities Exchange Act, but denied as to the claim under Section 20(a) of that Act, as to the remaining individual defendant. Management believes that the claims against the Company and individual defendants are without merit and intends to vigorously defend against them.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. The process of discovery and exchanging information and documents on infringement, invalidity, and claim construction, is ongoing. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333. On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgement of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. It is anticipated that the Court will issue a written claim construction decision, though the timing of when the Court issues its ruling is within the Court’s discretion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

IMMERSION CORPORATION Registrant

Date: May 14, 2003	/s/ Victor Viegas

Victor Viegas President, Chief Executive Officer, Chief Financial Officer and Director

CERTIFICATIONS

I, Victor Viegas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Immersion Corporation;

2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date: May 14, 2003

/s/ Victor Viegas Victor Viegas President, Chief Executive Officer, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002