Form 10-Q
period 2003-06-30
IMMERSION CORP
filed 2003-08-14
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Number of shares of Common Stock outstanding at August 7, 2003: 20,409,642

IMMERSION CORPORATION
INDEX

			Page

PART I
FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
		December 31, 2002	3
		Condensed Consolidated Statements of Operations (Unaudited) for the Three Months
		and Six Months Ended June 30, 2003 and 2002	4
		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
		Ended June 30, 2003 and 2002	5
		Notes to Condensed Consolidated Financial Statements (Unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
	Item 4.	Controls and Procedures	36
PART II
OTHER INFORMATION
	Item 1.	Legal Proceedings	36
	Item 4.	Submission of Matters to a Vote of Security Holders	38
	Item 6.	Exhibits and Reports on Form 8-K	38
	SIGNATURES		39

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,048	$8,717
Accounts receivable, (net of allowances for doubtful accounts of: 2003, $221; and 2002, $334)	2,950	3,645
Inventories	2,315	2,128
Prepaid expenses and other current assets	590	1,151

Total current assets	8,903	15,641
Property and equipment, net	1,639	2,044
Intangibles and other assets, net	6,528	6,616
Other investments	1,000	1,000

Total assets	$18,070	$25,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,126	$1,160
Accrued compensation	998	671
Other current liabilities	1,416	1,311
Deferred revenue and customer advances	3,708	3,515
Current portion of long-term debt and warrant liability	10	64
Current portion of capital lease obligation	17	22

Total current liabilities	7,275	6,743
Long-term debt, less current portion	21	26
Capital lease obligation, less current portion	18	25
Long-term deferred revenue, less current portion	4,400	4,559

Total liabilities	11,714	11,353

Contingencies (Note 9)
Stockholders’ equity:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2003, 20,197,984 and 2002, 20,137,040	89,033	89,061
Warrants	1,974	1,974
Deferred stock compensation	(550)	(1,046)
Accumulated other comprehensive income (loss)	24	(16)
Accumulated deficit	(84,125)	(76,025)

Total stockholders’ equity	6,356	13,948

Total liabilities and stockholders’ equity	$18,070	$25,301

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Royalty and license	$804	$1,633	$1,637	$2,867
Product sales	2,465	2,821	4,613	5,219
Development contracts and other	873	1,007	1,628	2,180

Total revenues	4,142	5,461	7,878	10,266

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,462	1,479	2,568	2,764
Sales and marketing	1,885	1,817	3,676	3,926
Research and development	1,739	1,588	3,428	3,291
General and administrative	2,860	1,813	5,016	3,791
Amortization of intangibles and deferred stock compensation*	611	712	1,260	1,626
Other charges	—	—	—	397

Total costs and expenses	8,557	7,409	15,948	15,795

Operating loss	(4,415)	(1,948)	(8,070)	(5,529)
Interest and other income	2	100	13	235
Interest and other expense	(31)	(223)	(44)	(431)

Net loss	$(4,444)	$(2,071)	$(8,101)	$(5,725)

Basic and diluted net loss per share	$(0.22)	$(0.10)	$(0.40)	$(0.29)

Shares used in calculating basic and diluted net loss per share	20,179	20,002	20,162	19,679

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$398	$384	$817	$961
Deferred stock compensation — sales and marketing	—	3	3	6
Deferred stock compensation — research and development	212	323	437	644
Deferred stock compensation — general and administrative	1	2	3	15

Total	$611	$712	$1,260	$1,626

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(8,101)	$(5,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	563	644
Amortization of intangibles	817	961
Amortization of deferred stock compensation	443	665
Amortization of discounts on notes payable	1	226
Fair value adjustment for warrant liability	(2)	(116)
Loss on disposal of equipment	1	6
Noncash compensation expense	—	14
Noncash interest expense	16	166
Changes in operating assets and liabilities:
Accounts receivable	718	(109)
Inventories	(187)	(69)
Prepaid expenses and other current assets	561	922
Accounts payable	(614)	528
Accrued compensation and other current liabilities	421	(78)
Deferred revenue and customer advances	35	4,577

Net cash provided by (used in) operating activities	(5,328)	2,612

Cash flows from investing activities:
Purchases of short-term investments	—	(5)
Sales and maturities of short-term investments	—	2,550
Other assets	(729)	(192)
Purchases of property and equipment	(148)	(237)

Net cash provided by (used in) investing activities	(877)	2,116

Cash flows from financing activities:
Issuance of common stock	11	68
Exercise of stock options	14	209
Exercise of warrants	—	50
Payments on notes payable and capital leases	(85)	(64)

Net cash provided by (used in) financing activities	(60)	263

Effect of exchange rates on cash and cash equivalents	596	6

Net increase (decrease) in cash and cash equivalents	(5,669)	4,997
Cash and cash equivalents:
Beginning of the period	8,717	10,381

End of the period	$3,048	$15,378

Supplemental disclosure of cash flow information :
Cash paid for taxes	$—	$2

Cash paid for interest	$43	$44

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

1.     SIGNIFICANT ACCOUNTING POLICIES

     Description of Business — Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that enable users to interact with computing and other devices using their sense of touch.

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

     The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no material effect on net loss or stockholder’s equity.

     Stock-Based Compensation — The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. Pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS’) No. 123, “Accounting for Stock-Based Compensation,” as amended, as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss — as reported	$(4,444)	$(2,071)	$(8,101)	$(5,725)
Add: Stock-based employee compensation included in reported net loss	213	328	443	665
Less: Stock-based compensation expense determined using fair value method	(1,084)	(2,040)	(2,115)	(3,753)

Net loss — pro forma	$(5,315)	$(3,783)	$(9,773)	$(8,813)

Basic and diluted loss per common share — as reported	$(0.22)	$(0.10)	$(0.40)	$(0.29)
Basic and diluted loss per common share — pro forma	$(0.26)	$(0.19)	$(0.48)	$(0.45)

     Other charges — During the quarter ended March 31, 2002, we incurred $397,000 of severance related costs associated with terminated employees. Severance costs of $137,000 were paid out in the same quarter and $260,000 in the quarter ended June 30, 2002.

     Recent Accounting Pronouncements — In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The Company is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on its operating results or financial condition.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently determining what effect, if any, the provisions of SFAS No. 149 will have on its operating results or financial condition.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Company is currently determining what effect, if any, the provisions of SFAS No. 150 will have on its operating results or financial condition.

2.     INVENTORIES

	June 30,	December 31,
	2003	2002

	(In thousands)
Raw materials and subassemblies	$1,684	$1,587
Work in process	258	183
Finished goods	373	358

Total	$2,315	$2,128

3.     PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2003	2002

	(In thousands)
Computer equipment and purchased software	$2,078	$2,002
Machinery and equipment	1,888	1,810
Furniture and fixtures	1,342	1,325
Leasehold improvements	692	692

Total	6,000	5,829
Less accumulated depreciation	(4,361)	(3,785)

Property and equipment, net	$1,639	$2,044

4.     INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2003	2002

	(In thousands)
Patents and technology	$7,691	$6,962
Other intangibles	5,748	5,748
Other assets	83	83

Gross intangibles and other assets	13,522	12,793
Accumulated amortization of patents and technology	(2,881)	(2,545)
Accumulated amortization of other intangibles	(4,113)	(3,632)

Net intangibles and other assets	$6,528	$6,616

     The estimated annual amortization expense for intangible assets as of December 31, 2002 is $1.5 million in 2003, $1.3 million in 2004, $1.0 million in 2005, $579,000 in 2006, $498,000 in 2007, and $80,000 in 2008.

5.     COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2003	2002

	(In thousands)
Accrued legal	$863	$523
Other current liabilities	553	788

Total other current liabilities	$1,416	$1,311

Deferred revenue	$3,669	$976
Customer advances	39	2,539

Total current deferred revenue and customer advances	$3,708	$3,515

     At December 31, 2002, customer advances included a $2.5 million prepayment from one licensee. Subsequent to December 2002, $500,000 of this prepayment was returned to the licensee as a result of the final agreement reached between the Company and the licensee regarding the terms of the prepayment and the Company reclassified $2.0 million to deferred revenue which is being amortized to revenue based on royalty reports received from the licensee. During the three months ended June 30, 2003, the Company reclassified $1.0 million from long-term deferred revenue to current deferred revenue due to the expectation that this revenue will be earned within the next twelve months.

6.     NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(4,444)	$(2,071)	$(8,101)	$(5,725)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	20,179	20,002	20,162	19,679

Net loss per share, basic and diluted	$(0.22)	$(0.10)	$(0.40)	$(0.29)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,

	2003	2002

Convertible note payable	—	226,450
Outstanding stock options	7,604,928	7,030,253
Warrants	480,943	511,999

7.     COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net loss	$(4,444)	$(2,071)	$(8,101)	$(5,725)
Foreign currency adjustment	23	14	40	12

Total comprehensive loss	$(4,421)	$(2,057)	$(8,061)	$(5,713)

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

     The following tables display information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$2,811	$3,329	$5,034	$6,697
Immersion Medical	1,854	2,189	3,502	3,632
Intersegment eliminations	(523)	(57)	(658)	(63)

Total	$4,142	$5,461	$7,878	$10,266

Net Loss:
Immersion Computing, Entertainment and Industrial	$(3,741)	$(1,931)	$(7,118)	$(4,199)
Immersion Medical	(655)	(114)	(1,061)	(1,499)
Intersegment eliminations	(48)	(26)	78	(27)

Total	$(4,444)	$(2,071)	$(8,101)	$(5,725)

	June 30,	December 31,
	2003	2002

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$29,031	$36,389
Immersion Medical	3,362	2,919
Intersegment eliminations	(14,323)	(14,007)

Total	$18,070	$25,301

     Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment and Industrial and Immersion Medical segments.

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

REVENUE BY PRODUCT LINES

     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Revenues:
Consumer, Computing and Entertainment	$718	$1,168	$1,378	$2,348
3D and Professional Products	1,188	1,634	2,217	3,236
Automotive	202	253	409	694
Other	180	217	372	356

Subtotal Immersion Computing, Entertainment and Industrial	2,288	3,272	4,376	6,634
Immersion Medical	1,854	2,189	3,502	3,632

Total	$4,142	$5,461	$7,878	$10,266

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

North America	68%	68%	70%	63%
Europe	18%	15%	18%	17%
Far East	13%	13%	11%	17%
Rest of the world	1%	4%	1%	3%

Total	100%	100%	100%	100%

     The Company derived 68% and 67% of its total revenues from the United States for the three months ended June 30, 2003 and 2002 respectively. The Company derived 68% and 63% of its total revenues from the United States for the six months ended June 30, 2003 and 2002 respectively. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at June 30, 2003 and December 31, 2002.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s total revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Customer A	*	*	10%	*
Customer B	*	14%	*	12%

Total	0%	14%	10%	12%

*	Revenue derived from customer represented less than 10% for the period.

     As of June 30, 2003, no customer accounted for more than 10% of the Company’s accounts receivable for the periods presented.

9.     CONTINGENCIES

In re Immersion Corporation

     The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of the Company’s November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

     The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of the Company from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.

     Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

     The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company believes is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States

District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. The process of discovery and exchanging information and documents on infringement, invalidity, and damages, is ongoing. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333.

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. It is anticipated that the Court will issue a written claim construction decision, though the timing of when the Court issues its ruling is within the Court’s discretion. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial.

     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft. The Company continues to pursue its claims of infringement against Sony Computer Entertainment. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will have certain obligations to pay certain sums to Microsoft. See Note 10 for further details. If Sony Computer Entertainment were successful in its counterclaims and the Company’s patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired. For Sony Computer Entertainment to be awarded damages for attorneys’ fees the court would have to rule that the Company acted with willful disregard and did not perform a proper investigation. The Company currently believes it is remote that a loss may be or has been incurred related to the counterclaims of Sony Computer Entertainment.

     Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs it incurs in connection with the litigation. The Company expenses litigation costs as incurred and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.

     Other Contingencies

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

     In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s intellectual property, technology or products. Historically, costs related to these guarantees have not been significant and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

     As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we currently have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

10.     SUBSEQUENT EVENT

     On July 28, 2003 the Company issued a press release announcing it had entered into agreements with Microsoft regarding certain license rights under the Company’s patents, the settlement of the Company’s lawsuit against Microsoft and certain investments by Microsoft in the Company’s Series A Redeemable Convertible Preferred Stock and 7% Senior Redeemable Convertible Debentures.

     Pursuant to the license agreement, the Company granted Microsoft a world-wide royalty-free, irrevocable license in exchange for $20 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft agreed to purchase 2,185,792 shares of Preferred Stock for $2.745, an aggregate purchase price of $6 million. Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock. Under the terms of the Senior Redeemable Convertible Debentures agreement, Microsoft may purchase up to $9 million debentures accruing interest at 7% per year. No debentures have been purchased to date. The Company is currently evaluating the impact of these agreements on its results of operations and financial condition. Certain provisions of these agreements may preclude revenue recognition in the near term. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will have certain repayment obligations including paying Microsoft up to 2.5 times the original purchase price of the Series A Redeemable Convertible Preferred Stock and up to 125% of the amount of any debentures drawn down by the Company as of the settlement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors That May Affect Future Results, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

     We have entered into numerous contracts with government agencies and corporations since 1993. Government contracts help fund advanced research and development, are typically less than two years in duration, are usually for a fixed price or for our costs plus a fixed fee, and allow the government agency to license the resulting technology for government applications, specifically excluding any commercial activity. Corporate contracts are typically for product development, are for a fixed fee and are also less than two years in duration.

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of June 30, 2003, we had capitalized patents and technology of $4.8 million, net of accumulated amortization of $2.9 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

     We currently derive royalty revenue from sales of our licensees’ consumer computer peripheral devices, such as touch-enabled mice and joysticks. We also derive royalty revenue from the inclusion of touch-enabled controls incorporating our technology in automobiles and medical simulators. Our basic licensing model typically includes an up-front license fee and/or a royalty paid by the peripheral or automobile manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. We derive product revenue from a number of sources including sales of our medical simulation hardware devices and from the licensing of the software modules that are used in conjunction with such devices. Other sources of product revenue include sales of our three-dimensional digitizing products, such as the MicroScribe G2 products and sales of hardware and software for our whole-hand sensing gloves, such as the CyberGlove. With respect to development projects, most such projects involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	June 30,		Change

REVENUES	2003	2002

	($ In thousands)
Three months ended:
Royalty and license	$804	$1,633	(51)%
Product sales	2,465	2,821	(13)%
Development contracts and other	873	1,007	(13)%

Total Revenue	$4,142	$5,461	(24)%

Six months ended:
Royalty and license	$1,637	$2,867	(43)%
Product sales	4,613	5,219	(12)%
Development contracts and other	1,628	2,180	(25)%

Total Revenue	$7,878	$10,266	(23)%

     Total Revenue. Our total revenue for the second quarter of fiscal 2003 decreased by $1.3 million or 24% from the second quarter of fiscal 2002. Royalty and license revenue for the three months ended June 30, 2003 decreased by $829,000 or 51% from the three months ended June 30, 2002. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. This decrease is mainly due to weakness in the gaming market and the decline in sales of general computing and PC gaming peripheral devices. In addition, one of our licensees filed for bankruptcy protection under Chapter 11 and we derived no royalty revenue from this licensee during the quarter ended June 30, 2003. We derived $166,000 of royalty revenue from this licensee during the three months ended June 30, 2002 and $447,000 for the full year 2002. In the short-term it may be difficult to replace this revenue source. Product sales for the three months ended June 30, 2003 decreased by $356,000 or 13% as compared to the three months ended June 30, 2002. The decrease in product sales was mainly due to a reduction in medical product sales of $381,000, and a reduction of $53,000 in our professional products offset by an increase of $62,000 in our consumer, computing and entertainment products. Some of our products areas have not achieved commercial success beyond research centric customers and during this environment of economic decline and fixed budgets for research we have experienced reduced demand for such products. Development contract and other revenue is comprised of revenue on commercial and government contracts, which decreased by $134,000 during the three months ended June 30, 2003, as compared to the same period for fiscal 2002. The decrease is attributable to a reduction in automotive commercial contracts entered into during fiscal 2003 compared to fiscal 2002.

     Our total revenue for the first six months of fiscal 2003 decreased by $2.4 million or 23% from the first six months of fiscal 2002. The decrease in royalty and license revenue of $1.2 million or 43% is attributable to the weakness in the gaming market and the decline in sales of general computing and PC gaming peripheral devices. In addition, due to the Chapter 11 bankruptcy protection filing of one of our licensees, royalty revenue from that licensee declined $382,000 for the six months ended June 30, 2003. Product sales decreased by $606,000 or 12% for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. The decrease in product sales is mainly due to a decrease in medical product sales of $539,000 and professional products of $140,000. Many of our customers rely on grant monies to purchase our medical simulation devices. During this economic downturn, our customers have had difficulties in securing these funding sources and hence our product sales have declined. Development contract revenue decreased by $552,000 or 25% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease is attributable to a decrease in commercial contracts in the medical and automotive sectors in the amount of $1.1 million offset by an increase of $520,000 in government contracts. While the commercial sector has experienced decreased development contract spending due to declining research and development budgets the government has increased spending related to military and security needs. Additionally medical commercial contract revenue is down, in part, due to the revenue deferral of one contract until we achieve certain milestones in the project.

     We categorize our geographic information into four major regions: North America, Europe, Far East and Rest of the World. For the second quarter of fiscal 2003, revenue generated in North America, Europe, Far East and Rest of the World represented 68%, 18%, 13% and 1% respectively compared to 68%, 15%, 13% and 4% respectively, for the second quarter of fiscal 2002. The shift in revenues among regions is mainly due to an increase in 3D products sales to customers in Europe.

     In the first six months of fiscal 2003, revenue generated in North America, Europe, Far East and Rest of the World represented 70%, 18%, 11% and 1% respectively compared to 63%, 17%, 17% and 3% respectively, for the first six months of fiscal 2002. The shift in revenues among regions is mainly due to an increase in medical product sales to customers in North America and an increase in 3D products sales to customers in Europe offset by a decrease in automotive development contracts and royalties on computer peripherals from customers in the Far East.

	June 30,		Change

COST OF PRODUCT SALES	2003	2002

	($ In thousands)
Three months ended:
Cost of product sales	$1,462	$1,479	(1)%
% of total product revenue	59%	52%

Six months ended:
Cost of product sales	$2,568	$2,764	(7)%
% of total product revenue	56%	53%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales does not include amortization of intangible assets, we cannot reasonably allocate the amortization expense between cost of sales and operating expenses since the benefit from the patents and technology relates to all classes of revenue as well as internal on-going research and development projects. Cost of product sales decreased by $17,000 or 1% for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The decrease is attributable to decreased royalty cost of $120,000 due in part to the settlement agreement reached with MicroScribe LLC in 2002, which eliminated royalty payments on our MicroScribe G2 product line, and a decrease in price and production variances of $53,000 offset by an increase of inventory write offs for excess and obsolete inventory in the amount of $145,000 due to revisions made to certain products to improve product quality. Cost of product sales as a percentage of total product revenue increased to 59% for the three months ended June 30, 2003 from 52% for the three months ended June 30, 2002 in part due to a shift in product mix as a result of reduced sales of higher margin medical products.

     Cost of product sales decreased by $196,000 or 7% for the first six months ended June 30, 2003 compared to the first six months ended June 30, 2002. The decrease is a combination of decreased product sales volume of 12%, decreased royalty expense of $197,000, decreased price and production variances of $61,000 offset by increased inventory write offs of $108,000 and increased overhead costs of $133,000.

	June 30,		Change

OPERATING EXPENSES AND OTHER	2003	2002

	($ In thousands)
Three months ended:
Sales and marketing	$1,885	$1,817	4%
% of total revenue	46%	33%
Research and development	$1,739	$1,588	10%
% of total revenue	42%	29%
General and administrative	$2,860	$1,813	58%
% of total revenue	69%	33%
Amortization of intangibles and deferred stock compensation	$611	$712	(14)%
% of total revenue	15%	13%

Six months ended:
Sales and marketing	$3,676	$3,926	(6)%
% of total revenue	47%	38%
Research and development	$3,428	$3,291	4%
% of total revenue	44%	32%
General and administrative	$5,016	$3,791	32%
% of total revenue	64%	37%
Amortization of intangibles and deferred stock compensation	$1,260	$1,626	(23)%
% of total revenue	16%	16%
Other charges	$—	$397	(100)%
% of total revenue	0%	4%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses increased by $68,000 or 4% in the second quarter of fiscal 2003 compared to the comparable period in 2002. The increase was mainly due to increased headcount and related compensation, benefits and overhead costs of $23,000, increased professional and consulting fees of $33,000, an increase in bad debt expenses of $41,000 and an increase in travel expenses of $42,000 offset by reduced advertising and marketing expenses of $57,000 mainly for collateral reproduction and advertising.

     Sales and Marketing expenses decreased by $250,000 or 6% in the first six months of fiscal 2003 compared to the same period last year. The decrease was mainly the result of decreased compensation, benefits and overhead of $33,000, reduced expenses in market development funds, application development, collateral reproduction and advertising of $164,000, reduced bad debt expense of $113,000, reduced professional fees of $29,000, offset by increased travel expenses of $95,000.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Research and development expenses increased by $151,000 or 10% in the second quarter of fiscal 2003 compared to the same period in 2002. The increase was mainly due to an increase in compensation, benefits and overhead costs of $81,000, an increase in supplies of $55,000 and an increase in outside professional consulting and licensing fees of $20,000.

     Research and development expenses increased by $137,000 or 4% in the first six months of fiscal 2003 compared to the same period last year. The increase was mainly due to an increase in compensation, benefits and overhead of $128,000, an increase in supplies of $38,000, an increase of travel of $8,000 and a decrease in outside professional consulting and licensing fees of $49,000.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel and an allocation of facilities costs. General and administrative expenses increased by $1.0 million or 58% in the second quarter of fiscal 2003 compared to the same period in 2002. The increase is mainly due to an increase in legal and professional fees of $1.1 million due to the litigation against both Sony Computer Entertainment and Microsoft, offset by decreased public company expenses of $40,000 due to decreased proxy expenses. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to our litigation against Sony Computer Entertainment, as well as additional public company compliance costs.

     General and administrative expenses increased $1.2 million or 32% in the first six months of fiscal 2003 as compared to the same period last year. The increase is due to increased legal and professional fees of $1.5 million due to our litigation against Sony Computer Entertainment and Microsoft, offset by decreased compensation, benefits and overhead of $141,000, decreased public company expenses of $73,000 due to decreased investor relations costs, decreased office supplies of $26,000, and decreased travel costs of $16,000.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, other intangible amortization and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $101,000 or 14% in the second quarter of fiscal 2003 compared to the same period in 2002. The reduction is mainly attributable to a decrease of $115,000 for the amortization of deferred stock compensation over the comparable second quarter in 2002, due to the expiration of vesting periods, offset by an increase in intangible amortization of $14,000.

     Amortization of intangibles and deferred stock compensation decreased by $366,000 or 23% in the first six months of fiscal 2003 compared to the same period last year. Intangible amortization decreased by $144,000, as some of those intangibles reached full amortization, and deferred stock compensation decreased by $222,000 due to the expiration of vesting periods, for the six month period ended June 30, 2003 as compared to the six month period ended in June 30, 2002.

     Other Charges. During the six months ended June 30, 2003 other charges decreased by $397,000 or 100% compared to the comparable period during fiscal year 2002. During the period ended June 30, 2002 we incurred $397,000 related to severance costs due to the reduction in force of eight employees during the first quarter of 2002. Employees from manufacturing, sales and marketing, research and development and general and administrative were included in the reduction in force. We did not incur any additional charges related to the aforementioned reduction in force.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $98,000 in the second quarter of fiscal 2003 compared to the same period in 2002 as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities, as well as reduced yields on investments due to lower interest rates.

     Interest and other income declined by $222,000 in the first six months of fiscal 2003 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consist primarily of interest expense on our notes payable and capital leases. Interest and other expense decreased by $192,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The reduction of interest and other expense was mainly attributable to reduced interest expense associated with outstanding debt obligations that were paid during fiscal year 2002. Interest and other expensed decreased by $387,000 in the first six months of fiscal 2003 compared to the same period last year.

SEGMENT RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$2,811	$3,329	$5,034	$6,697
Immersion Medical	1,854	2,189	3,502	3,632
Intersegment eliminations	(523)	(57)	(658)	(63)

Total	$4,142	$5,461	$7,878	$10,266

Net Loss:
Immersion Computing, Entertainment and Industrial	$(3,741)	$(1,931)	$(7,118)	$(4,199)
Immersion Medical	(655)	(114)	(1,061)	(1,499)
Intersegment eliminations	(48)	(26)	78	(27)

Total	$(4,444)	$(2,071)	$(8,101)	$(5,725)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased by $518,000 or 16% in the second quarter of fiscal 2003 compared to the same period in 2002. All revenue categories experienced decline during the three months ended June 30, 2003 versus the three months ended June 30, 2002. The decrease is mainly due to a reduction in royalty and license revenue associated with a decline in the gaming market for the second quarter 2003 and a decline in product sales due to longer sales cycles and the general economic downturn. Net loss for the quarter ended June 30, 2003 increased by $1.8 million or 94% compared to the same period in 2002. Reduced revenues of $518,000 as well as increased litigation costs of $1.2 million associated with our continued litigation against Sony Computer Entertainment and Microsoft offset by decreased amortization of intangibles and deferred stock compensation of $97,000 account for the increase in net loss for the quarter ended June 30, 2003 compared to the same period in 2002.

     Revenues for the first six months of fiscal 2003 decreased by $1.7 million or 25% as compared to the same period last year for the Immersion Computing, Entertainment and Industrial segment. The decrease in revenue is primarily attributable to a decrease in royalty and licensing revenue and 3D and professional product sales compared to the six months ended 2002. Net loss for the six months ended June 30, 2003 increased by $2.9 million or 70% compared to the same period in 2002. The increased net loss is due to the decrease in revenue and the increase of litigation costs of $1.8 million offset by decreased amortization of intangibles and deferred stock compensation of $359,000.

     Immersion Medical segment. Revenues from Immersion Medical decreased by $335,000 or 15% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease is primarily due to a decrease of $140,000 in product sales and a decrease of $213,000 in royalty and licensing revenue offset by an increase of $18,000 in development contract revenue. Net loss for the three months period ended June 30, 2003 increased by $541,000 compared to the same period in 2002. The increase in net loss is due primarily to a decrease in royalty and license revenue and product sales as well as an increase in research and development costs.

     Revenues from Immersion Medical decreased by $130,000 or 4% for the first six months of fiscal 2003 as compared to the first six months of 2002 mainly due to a decrease in royalty and license revenue. The net loss for the six months ended June 30, 2003 declined by $438,000 compared to the six months ended June 30, 2002 and was primarily due to a reduction in general and administrative expenses of $519,000, a reduction in severance costs of $317,000 and a reduction in other income and expenses of $272,000 offset by decreased revenue of $130,000, increased cost of product sales of $330,000 and increased research and development costs of $181,000.

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

     At June 30, 2003 our cash and cash equivalents totaled $3 million, down $5.7 million from $8.7 million at December 31, 2002.

     Net cash used in operating activities during the six months of fiscal 2003 was $5.3 million, an increase of $7.9 million from $2.6 million provided during the comparable period in 2002. Cash used in operations during the six months period ended June 30, 2003 comprised primarily of our $8.1 million net loss offset by noncash charges and credits of $1.8 million which consists primarily of amortization of intangibles and deferred stock compensation, a decrease in accounts receivable of $718,000, a decrease of prepaid expenses of $561,000, a decrease in accrued compensation and other current liabilities of $421,000, partially offset by an increase in inventory of $187,000 and an increase in accounts payables of $614,000 due to increased legal fees associated with our litigation against Sony Computer Entertainment and Microsoft. Net cash provided by operating activities during the first six months of fiscal 2002 was $2.6 million, an increase from the $7.9 million of net cash used in operating activities during the comparable period in the prior year. Cash provided by operations during the six-month period ended June 30, 2002 comprised primarily of our $5.7 million net loss offset by noncash charges and credits of $2.6 million, including amortization of intangibles and deferred compensation of $1.6 million, an increase of $922,000 due to a change in prepaid expenses and other assets, and an increase of $528,000 due to a change in accounts payable, and an increase of $4.6 million in deferred revenue. The increase in deferred revenue was due to a license agreement entered into during the six months ended June 30, 2002, with one licensee, which required a $5.0 million up-front payment. The $5.0 million up-front payment consisted of $2.0 million of prepaid per unit royalties and $3.0 million of license fees for license rights under our intellectual property portfolio. The term of the contract is for 10 years over which the $3.0 million license fee is being amortized. The $2.0 million of prepaid per unit royalties are being amortized to revenue based on monthly royalty reports received from the licensee.

     Net cash used in investing activities during the six months of fiscal 2003 was $877,000. Capitalization of external patent filing and application costs accounted for $729,000 and purchases of capital equipment accounted for $148,000 of cash used in investing activities during the six months ended June 30, 2003. For the comparable period in fiscal 2002, net cash provided by investing activities was $2.1 million, which was primarily the result of a sale of short-term securities offset by purchases of capital equipment of $237,000 and capitalized patent costs of $192,000.

     Net cash used by financing activities during the first six months of fiscal 2003 was $60,000 due mainly to payments on debt obligations as opposed to the net cash provided of $263,000 during the first six months of fiscal year 2002. Net cash used by financing included notes payable payments of $85,000 offset by the increase in exercise of stock options and issuance of common stock of $25,000.

     On July 28, 2003 we issued a press release announcing that we had entered into agreements with Microsoft regarding certain license rights under our patents, the settlement of our lawsuit against Microsoft and certain investments by Microsoft in our new Series A Redeemable Convertible Preferred Stock; as a result, our cash position was increased by $26 million. Pursuant to the license agreement, we granted Microsoft a world-wide royalty-free, irrevocable license in exchange for $20 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft agreed to purchase 2,185,792 shares of Preferred Stock for $2.745, an aggregate purchase price of $6 million. The Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock. In addition, and at our discretion we may require Microsoft to buy up to $9 million in our new 7% Senior Redeemable Convertible Debentures, $5 million in the first year plus $2 million per annum for the next two years. No debentures have been purchased to date.

     We believe that our cash and cash equivalents, including the amounts received in July from Microsoft, will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. We anticipate that capital expenditures for the year ended December 31, 2003 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. If we acquire one or more businesses, patents or products, our cash or capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing.

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

     There were no material changes to our contractual cash obligations and other commercial commitments during the quarter ended June 30, 2003.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We recognize revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financials Statements” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position 97-2, “Software Revenue Recognition”, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principle sources: royalties and license fees, product sales, and development contracts. We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. Examples of our typical license models are as follows:

License revenue model	Revenue recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted	Based on royalty reports received from licensees. No further obligations to licensee exist

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services	Based on straight-line amortization of an annual minimum/up-front payments recognized over contract period or annual minimum period. No

License revenue model	Revenue recognition

contracted	further obligations to licensee exist

Perpetual license of intellectual property portfolio or technology license along with contract for development work	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete

License of technology — no modification necessary	Up-front revenue recognition based on SOP 97-2 criteria

     We generally license and recognize revenue from our licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance to SAB No. 101 and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe G2 product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage of completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements included elsewhere in this quarterly report on From 10-Q which contains accounting policies and other disclosures required by GAAP.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 did not impact our financial position, results of operations or cash flows.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently determining the effect, if any, the provisions of SFAS No. 149 will have on our operating results or financial condition.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of SFAS No. 150 will have on our operating results or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $84 MILLION AS OF JUNE 30, 2003, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     Since 1997, we have incurred losses in every fiscal quarter. We will need to generate significant revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	protect and enforce our intellectual property, including the costs of our litigation against Sony Computer Entertainment;

•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled products;

•	increase our sales efforts; and

•	pursue strategic relationships.

     If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

OUR CURRENT LITIGATION AGAINST SONY COMPUTER ENTERTAINMENT IS EXPENSIVE, DISRUPTIVE AND TIME CONSUMING AND WILL CONTINUE TO BE, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. The process of discovery and exchanging information and documents on infringement, invalidity, and damages, is ongoing. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333.

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. It is anticipated that the Court will issue a written claim construction decision, though the timing of when the Court issues its ruling is within the Court’s discretion. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft have agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will have certain obligations to pay certain sums to Microsoft. If Sony Computer Entertainment were successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired and we may be required to pay attorneys fees.

     Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

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

     The market for our touch-enabling technologies, and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions or the timing of commercial acceptance of these products. We are currently working to increase the demand for these technologies and products in the following five principal application areas:

•	touch-enabled medical simulators that can be used for training and skills assessment for procedures such as catheterization, bronchoscopy, colonoscopy, sigmoidoscopy and laparoscopic procedures;

•	touch-enabled peripherals for gaming on personal computers and dedicated gaming consoles;

•	touch-enabled automotive interfaces;

•	touch-enabled, whole-hand sensing gloves, such as our CyberForce product;

•	cursor control peripherals, such as touch-enabled mice and trackballs, for use with personal computers; and

•	touch-enabled personal electronics, such as cell phones and PDAs.

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

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING IN THE GAMING MARKET AND OTHER CONSUMER MARKETS MIGHT DECLINE IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.

     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s world-wide portfolio of patents. This license permits Microsoft to make, use and sell hardware, software and services (excluding certain products (“Excluded Products”)) covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technology, to sublicense certain rights (excluding rights to Excluded Products and peripheral devices) to third party customers of Microsoft’s or Microsoft’s subsidiary’s operating systems (other than Sony Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment of America, Inc., and their subsidiaries (the “Sony Entities”)). In exchange, for these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled gaming computer peripherals and is pursuing other consumer markets such as cell phones and PDAs. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

OUR RELATIONSHIP WITH MEDTRONIC, A LEADING MEDICAL DEVICE COMPANY, MAY INTERFERE WITH OUR ABILITY TO ENTER INTO DEVELOPMENT AND LICENSING RELATIONSHIPS WITH MEDTRONIC’S COMPETITORS.

     In February 2003, we entered into an agreement with Medtronic, a leading medical device company, in which Medtronic was granted a right of first negotiation. The right of first negotiation applies to any agreement (“Proposed Agreement”) under which we would grant a third party rights to use specified Immersion intellectual property in specified fields of use. Under the terms of the right of first negotiation, we must notify Medtronic if we have received a written offer from a third party to enter into a Proposed Agreement, or if we are seeking to find a third party to enter into a Proposed Agreement. Medtronic has the exclusive right, for a period of forty days, to negotiate with us regarding the material terms of the Proposed Agreement. If during such forty-day period, Medtronic and Immersion fail to reach agreement in principle upon the material terms of the Proposed Agreement, then we will have twelve months after the expiration of such forty day period to enter into an agreement with the applicable third party, provided that the terms of such agreement are in the aggregate more favorable to Immersion than the offer presented by Medtronic or the terms under which we initially sought to find a third party to enter into the Proposed Agreement. The right of first negotiation ceases to apply to any Proposed Agreement for which Medtronic and Immersion reach agreement in principle upon the material terms during the applicable forty-day period, but thereafter do not execute a definitive agreement within 145 days after the expiration of such forty-day period. In addition, Medtronic’s right of first negotiation terminates upon the second anniversary of the completion of a development project to be undertaken by us for Medtronic. Although the right of first negotiation has not impeded our ability to interest other medical device companies in our technologies to date, this right of first negotiation or our relationship with Medtronic may impede, restrict or delay our ability to enter into development or license agreements with large medical device companies that compete with Medtronic. Any restriction in our ability to enter into development or license agreements with other medical device companies would adversely affect our revenues.

MEDTRONIC ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, A REDUCTION IN DEVELOPMENT WORK, OR A DECISION NOT TO RENEW EXISTING LICENSES BY MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.

     For the three months ended June 30, 2003 and 2002 we derived 3% and 14%, respectively, of our net revenues from Medtronic. For the six months ended June 30, 2003 and 2002, Medtronic accounted for 3% and 12% of our net revenues. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform then our total revenues may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

MADCATZ ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF MADCATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     MadCatz accounts for a large portion of our royalty revenue. For the quarter ended June 30, 2003 our royalty revenues from MadCatz significantly increased as compared to the same period during 2002. For the three months ended June 30, 2003 we derived 9% of our net revenues and 46% of our royalty and license revenue from MadCatz, and for the three months ended June 30, 2002, we derived 8% of our net revenue and 19% of our royalty and license revenue from MadCatz. For the six months ended June 30, 2003, we derived 10% of our total revenues and 50% of our royalty and license revenue from MadCatz as compared to the six months ended June 30, 2002, MadCatz accounted for 8% of our total revenues and 22% of our royalty and license revenue. We expect that a significant portion of our total revenues will continue to be derived from MadCatz. If MadCatz fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     Logitech has in the past and may in the future account for a large portion of our royalty revenue. For the quarter ended June 30, 2003 our revenues from Logitech significantly declined as compared to the same period during 2002. For the three months ended June 30, 2003 we derived 3% of our net revenues and 14% of our royalty and license revenue from Logitech, and for the three months ended June 30, 2002, we derived 7% of our net revenue and 22% of our royalty and license revenue from Logitech. For the six months ended June 30, 2003, we derived 2% of our total revenues and 8% of our royalty and license revenue from Logitech as compared to the six months ended June 30, 2002, Logitech accounted for 8% of our total revenues and 28% of our royalty and license revenue. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the quarters ended June 30, 2003 and 2002, 19% and 30% of our total revenues were royalty and license revenues. For the six months ended June 30, 2003 and 2002, 21% and 28% of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

     Intellectual property litigation, whether brought by us or by others against us, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

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

     We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technology and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees or us, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims could also result in claims from our licensees under the indemnification provisions of their agreements with us.

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

     Personal computer gaming peripherals, computer mice and automotive controls incorporating our touch-enabling technologies are more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co., Ltd. and BMW, have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

COMPETITION BETWEEN OUR PRODUCTS AND OUR LICENSEES’ PRODUCTS MAY REDUCE OUR REVENUE.

     Rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices and increasing foreign and domestic competition characterize the markets in which we and our licensees compete. We believe that competition in these markets will continue to be intense, and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

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

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH- ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.

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

     From time to time we have made strategic investments in early stage technology companies that are developing technologies that we believe could complement or enhance our own technologies, if successful. We have made these investments to provide funding for the development of these companies technologies primarily because of the anticipated benefits to Immersion of the availability of these technologies. The prospect of realizing a substantial return on these investments was a secondary, though important, consideration. We wrote down $1.2 million of these investments in the third quarter of 2002, and in the third quarter of 2001 we wrote down $4.3 million of these investments and approximately $239,000 of interest receivable from these companies, and do not expect to realize any return on these amounts. The remaining company in which we have invested may not succeed in developing its technology, might be unsuccessful in marketing its technology or products based on its technology or might fail for any number of other reasons, including an inability to obtain additional capital if required to fund operations, including the completion of the development of its technology. In the event that this company in which we have invested fails or does not achieve a level of success that permits us to realize the value of this investment, we could experience a complete or partial loss on some or all of this investment. If we experience additional losses and related write-downs on the carrying value of our remaining investment, it would decrease our assets and increase our losses.

OUR CURRENT CLASS ACTION LAWSUIT COULD BE EXPENSIVE, DISRUPTIVE AND TIME CONSUMING TO DEFEND AGAINST, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of the Company’s November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

     The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of the Company from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.

     Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

     We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

     We have equity investments in several privately-held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $1.2 million related to our investment in Geometrix Inc., in the third quarter of 2002. This impairment was based on Geometrix’s continued decline in financial condition and uncertain future revenue streams, as well as Geometrix’s inability to raise third party financing. Also, Geometrix plans to raise third party financing during the quarter ended September 30, 2002 would have required us to convert our note into equity thereby eliminating our creditor status, which in turn would have subordinated our rights to their net assets upon a liquidation to the new investors. Based on these prospects and Geometrix’s depletion of substantially all of its remaining cash resources, we concluded the remaining investment was impaired. The remaining cost basis of these investments on our Consolidated Balance Sheet is $1.0 million. We will monitor the remaining value of these investments, and may determine that there could be other impairment losses in the future. As of June 30, 2003 management has determined that the carrying value of these investments at $1.0 million is appropriate.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001. In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of the Company’s November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

     The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of the Company from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.

     Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving the Company, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

     We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. The process of discovery and exchanging information and documents on infringement, invalidity, and damages, is ongoing. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333.

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. It is anticipated that the Court will issue a written claim construction decision, though the timing of when the Court issues its ruling is within the Court’s discretion. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft have agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will have certain obligations to pay certain sums to Microsoft. If Sony Computer Entertainment was successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired. For Sony Computer Entertainment to be awarded damages for attorneys’ fees the court would have to rule that we acted with willful disregard and did not perform a proper investigation. We currently believe it is remote that a loss may be or has been incurred related to the counterclaims of Sony Computer Entertainment.

     Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 3, 2003, to consider and vote on the following proposals to: (i) elect three (3) members of the Board of Directors to serve for a three-year term as a Class I Directors (Proposal 1); (ii) to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003 (Proposal 2); and (iii) to approve an amendment to the 1997 stock option plan (Proposal 3).

     Proposal 1: The stockholders elected the three (3) nominees for Class I directors to our Board of Directors. The votes were as follows:

	Number of	Withheld
Nominees	Votes For	Authority

Steven Blank	17,472,351	174,670
Jack Saltich	17,482,673	164,348
Victor Viegas	17,482,873	164,148

     Messrs, Blank, Saltich and Viegas’ term will expire at the 2006 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Jonathan Rubinstein and Robert Van Naarden (Class II term expires at the 2004 annual meeting) and John Hodgman (Class III term expires at the 2005 annual meeting).

     Proposal 2: The ratification of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained

16,616,722	1,013,245	17,054

     Proposal 3: Approval of an Amendment to the 1997 Stock Option Plan:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained

8,989,742	261,072	32,289

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302(a)of the Sarbanes-Oxley Act of 2002
32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

(i) We filed a current report on Form 8-K on April 28, 2003, announcing the release of the Company’s earnings for the first quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION
Registrant

Date: August 14, 2003	/s/ Victor Viegas
Victor Viegas
President, Chief Executive Officer,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302(a), the Sarbanes-Oxley Act of 2002
32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002