Form 10-Q
period 2003-09-30
IMMERSION CORP
filed 2003-11-14
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 000-27969

IMMERSION
CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3180138

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

     Number of shares of Common Stock outstanding at November 6, 2003: 20,609,211

IMMERSION CORPORATION

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$26,896	$8,717
Accounts receivable, (net of allowances for doubtful accounts of: 2003, $106; and 2002, $334)	3,161	3,645
Inventories	2,125	2,128
Prepaid expenses and other current assets	342	1,151

Total current assets	32,524	15,641
Property and equipment, net	1,443	2,044
Intangibles and other assets, net	6,613	6,616
Other investments	1,000	1,000

Total assets	$41,580	$25,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,339	$1,160
Accrued compensation	950	671
Other current liabilities	1,420	1,311
Deferred revenue and customer advances	5,075	3,515
Current portion of long-term debt and warrant liability	10	64
Current portion of capital lease obligation	26	22

Total current liabilities	8,820	6,743
Long-term debt, less current portion	19	26
Capital lease obligation, less current portion	4	25
Long-term deferred revenue, less current portion	4,320	4,559
Long-term customer advance from Microsoft (Note 6)	26,417	—

Total liabilities	39,580	11,353
Contingencies (Note 10)
Stockholders’ equity:
Common stock - $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2003, 20,535,437 and 2002, 20,137,040	89,685	89,061
Warrants	1,974	1,974
Deferred stock compensation	(340)	(1,046)
Accumulated other comprehensive income (loss)	24	(16)
Accumulated deficit	(89,343)	(76,025)

Total stockholders’ equity	2,000	13,948

Total liabilities and stockholders’ equity	$41,580	$25,301

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Royalty and license	$905	$878	$2,542	$3,745
Product sales	2,080	2,612	6,693	7,831
Development contracts and other	1,076	987	2,704	3,167

Total revenues	4,061	4,477	11,939	14,743

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,161	1,623	3,729	4,387
Sales and marketing	1,761	1,607	5,437	5,533
Research and development	1,799	1,557	5,227	4,848
General and administrative	3,579	2,062	8,595	5,853
Amortization of intangibles and deferred stock compensation *	609	748	1,869	2,374
Other charges	—	—	—	397

Total costs and expenses	8,909	7,597	24,857	23,392

Operating loss	(4,848)	(3,120)	(12,918)	(8,649)
Interest and other income	57	20	70	255
Interest and other expense	(426)	(1,332)	(470)	(1,763)

Net loss	$(5,217)	$(4,432)	$(13,318)	$(10,157)

Basic and diluted net loss per share	$(0.26)	$(0.22)	$(0.66)	$(0.51)

Shares used in calculating basic and diluted net loss per share	20,384	20,113	20,237	19,825

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$400	$422	$1,217	$1,383
Deferred stock compensation - sales and marketing	—	3	3	9
Deferred stock compensation - research and development	209	321	646	965
Deferred stock compensation - general and administrative	—	2	3	17

Total	$609	$748	$1,869	$2,374

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(13,318)	$(10,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	815	975
Amortization of intangibles	1,217	1,383
Amortization of deferred stock compensation	652	991
Amortization of discounts on notes payable	1	275
Interest and other expense - Microsoft (Note 6)	417	—
Fair value adjustment for warrant liability	(2)	(89)
Loss on disposal of equipment	3	19
Loss on writedown of investments	—	1,200
Noncash compensation expense	4	14
Noncash interest expense	16	212
Changes in operating assets and liabilities:
Accounts receivable	501	(101)
Inventories	3	(388)
Prepaid expenses and other current assets	712	1,164
Accounts payable	(422)	113
Accrued compensation and other current liabilities	373	381
Deferred revenue and customer advances	1,322	4,623

Net cash provided by (used in) operating activities	(7,706)	615

Cash flows from investing activities:
Purchases of short-term investments	—	(5)
Sales and maturities of short-term investments	—	2,550
Other assets	(1,116)	(339)
Purchases of property and equipment	(207)	(381)

Net cash provided by (used in) investing activities	(1,323)	1,825

Cash flows from financing activities:
Issuance of common stock	35	95
Exercise of stock options	639	222
Exercise of warrants	—	50
Long-term customer advance from Microsoft (Note 6)	26,000	—
Payments on notes payable and capital leases	(93)	(4,509)

Net cash provided by (used in) financing activities	26,581	(4,142)

Effect of exchange rates on cash and cash equivalents	627	7

Net increase (decrease) in cash and cash equivalents	18,179	(1,695)
Cash and cash equivalents:
Beginning of the period	8,717	10,381

End of the period	$26,896	$8,686

Supplemental disclosure of cash flow information :
Cash paid for interest	$45	$978

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operation for the interim periods have been included.

     The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     Reclassifications – Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no material effect on net loss or stockholders’ equity.

     Stock-Based Compensation – The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18. Pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss - as reported	$(5,217)	$(4,432)	$(13,318)	$(10,157)
Add: Stock-based employee compensation included in reported net loss	209	326	652	991
Less: Stock-based compensation expense determined using fair value method	(958)	(2,079)	(3,073)	(5,832)

Net loss - pro forma	$(5,966)	$(6,185)	$(15,739)	$(14,998)

Basic and diluted loss per common share - as reported	$(0.26)	$(0.22)	$(0.66)	$(0.51)
Basic and diluted loss per common share - pro forma	$(0.29)	$(0.31)	$(0.78)	$(0.76)

     Recent Accounting Pronouncements – In June 2002, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     In January 2003, the FASB issued FASB interpretation (“FIN”) No. 46, “ Consolidation of Variable Interest Entities.” FIN 46 requires that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial statements as the Company has no instruments that fall within the scope of SFAS 150. While not required by SFAS 150, the Company has classified the Series A Redeemable Convertible Preferred Stock as a liability rather than between total liabilities and stockholders’ equity.

2. INVENTORIES

	September 30,	December 31,
	2003	2002

	(In thousands)
Raw materials and subassemblies	$1,676	$1,587
Work in process	137	183
Finished goods	312	358

Total	$2,125	$2,128

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2003	2002

	(In thousands)
Computer equipment and purchased software	$2,112	$2,002
Machinery and equipment	1,905	1,810
Furniture and fixtures	1,323	1,325
Leasehold improvements	692	692

Total	6,032	5,829
Less accumulated depreciation	(4,589)	(3,785)

Property and equipment, net	$1,443	$2,044

4. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2003	2002

	(In thousands)
Patents and technology	$8,078	$6,962
Other intangibles	5,748	5,748
Other assets	181	83

Gross intangibles and other assets	14,007	12,793
Accumulated amortization of patents and technology	(3,052)	(2,545)
Accumulated amortization of other intangibles	(4,342)	(3,632)

Net intangibles and other assets	$6,613	$6,616

     The estimated annual amortization expense for intangible assets as of December 31, 2002 is $1.6 million in 2003, $1.4 million in 2004, $1.1 million in 2005, $683,000 in 2006, $602,000 in 2007, $184,000 in 2008 and $204,000 thereafter.

5.     COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2003	2002

	(In thousands)
Accrued legal	$723	$523
Other current liabilities	697	788

Total other current liabilities	$1,420	$1,311

Deferred revenue	$5,035	$976
Customer advances	40	2,539

Total current deferred revenue and customer advances	$5,075	$3,515

     At December 31, 2002, customer advances included a $2.5 million prepayment from one licensee. Subsequent to December 2002, $500,000 of this prepayment was returned to the licensee as a result of the final agreement reached between the Company and the licensee regarding the terms of the prepayment and the Company reclassified $2.0 million to deferred revenue which is being amortized to revenue based on royalty reports received from the licensee. During the nine months ended September 30, 2003, the Company has deferred $2.7 million received from one customer; these monies will be deferred until certain refund provisions lapse, which the Company expects, will occur within the next twelve months.

6. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT

     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”) and conveyed to Microsoft the right to a payment of cash in the event of a successful settlement of the Company’s patent litigation against Sony Computer Entertainment of America, Inc. and Sony Computer Entertainment, Inc.(collectively, “Sony Computer Entertainment”; the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock that includes redemption features discussed below (“Series A Preferred Stock”) for a payment of $6.0 million and (5) allows the Company to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48 month period.

     Under these agreements the Company is required to make certain cash payments to Microsoft based on a settlement of the Company’s ongoing patent litigation against Sony Computer Entertainment. As discussed in Note 10, the Company intends to continue its patent litigation against Sony Computer Entertainment. In the event of a successful settlement of the Sony Computer Entertainment litigation, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, (ii) a redemption of the Series A Preferred stock for a maximum of two and one half (2 1/2) times the original purchase price plus any dividends in the form of additional shares of Series A Preferred Stock that remain unpaid plus any accrued but unpaid cash dividends per share, (iii) any accrued but unpaid dividends on the Series A Preferred Stock, and (iv) any funds received from Microsoft under the 7% Debentures.

     In a settlement outcome of the Sony Computer Entertainment litigation the Company will realize and retain net cash proceeds received from Sony Computer Entertainment only to the extent that settlement proceeds exceed the amounts due Microsoft for its Participation Rights and the payments required to redeem the Series A Preferred Stock, 7% Debentures and accrued dividends and interest as specified above. Under certain circumstances related to a Company initiated settlement with Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $30.0 million. Such amount would be reduced to the extent that Microsoft elects to convert its shares of Series A Preferred Stock to Company common stock.

     In the event of an unfavorable judicial resolution or a dismissal or withdrawal by Immersion of the lawsuit meeting certain conditions, the Company would not be required to make any payments to Microsoft except pursuant to the redemption and dividend provisions of the Series A Preferred Stock and the payment provisions relating to the 7% Debentures.

     Under certain other specified circumstances, including the acquisition of the Company, the redemption of the Series A Preferred Stock as well as the 7% Debentures would become immediately due and payable.

     The $26.0 million received from Microsoft as described above has been reflected as a liability in the accompanying financial statements. The Company does not believe that it is possible to separate and value the contingent payments due Microsoft pursuant to its Participation Rights and the guaranteed payments due Microsoft upon redemption of the Series A Preferred Stock under all possible litigation settlement outcomes. The Series A Preferred Stock, while not meeting the definition of a liability under SFAS 150, does not qualify as shareholders’ equity pursuant to Securities and Exchange Commission regulations regarding the form and content requirements for financial statements.

     Payments, which may be due Microsoft as a result of a settlement with Sony Computer Entertainment, will accrete from $26.0 million to $30.0 million over the expected life of the litigation, which the Company has estimated to be 24 months. During the quarter ended September 30, 2003, the Company recorded as interest and other expense $0.4 million related to the accretion of payments which may be due Microsoft from $26.0 million to $30.0 million and the cumulative dividends on the Series A Preferred Stock.

     Series A Redeemable Convertible Preferred Stock. The Company has authorized and issued 2,185,792 shares of Series A Preferred Stock, par value $0.001 per share. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Series A Preferred Stock for $2.745, an aggregate purchase price of $6.0 million. The Series A Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Series A Preferred Stock, is initially convertible into one share of Immersion Common Stock for each share of Series A Preferred Stock, is entitled to the number of votes equal to the number of whole shares of Common Stock into which each share of Series A Preferred Stock is convertible with the exception of dilutive issuances and is redeemable under certain circumstances by either the holder or Immersion. The Series A Preferred Stock can be redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006.

     In addition, if at any time that the closing price for the Company’s Common Stock shall be two and one half (2 1/2) times the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share for each of thirty (30) successive trading days, at the election of the Company, it may redeem all (and not less than all) of the shares of Series A Preferred Stock at a redemption price equal to 125% of the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share.

     Senior Redeemable Convertible Debentures. Under the terms of the Senior Redeemable Convertible Debentures agreement, the Company may sell to Microsoft up to $9.0 million of Senior Redeemable Convertible Debentures over a 48 month period. The Company can sell up to $3.0 million the first year and $2.0 million per year for the following three years under the provisions of the Senior Redeemable Convertible Debentures agreement. Debenture proceeds may only be used to finance the Sony Computer Entertainment litigation. The Senior Redeemable Convertible Debentures are callable by Microsoft after 3 years at 110%. It is also callable by Microsoft upon settlement of the Sony Computer Entertainment litigation at 125% of par. The Senior Redeemable Convertible Debentures are convertible into common stock at 364 shares/$1,000 face value (based on $2.75 per share).

7.     NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September,		September 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(5,217)	$(4,432)	$(13,318)	$(10,157)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	20,384	20,113	20,237	19,825

Net loss per share, basic and diluted	$(0.26)	$(0.22)	$(0.66)	$(0.51)

      For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,

	2003	2002

Outstanding stock options	6,906,405	7,037,041
Warrants	480,943	511,999
Series A Redeemable Convertible Preferred Stock	2,185,792	—

8.     COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Net loss	$(5,217)	$(4,432)	$(13,318)	$(10,157)
Foreign currency translation adjustment	—	(10)	40	2

Total comprehensive loss	$(5,217)	$(4,442)	$(13,278)	$(10,155)

9. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company designs, develops, produces, markets and licenses products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company has two operating and reportable segments. Immersion Computing, Entertainment and Industrial develops and markets TouchSense® and force-feedback technologies that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

     The following tables display information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,005	$2,496	$8,039	$9,193
Immersion Medical	1,393	2,121	4,895	5,753
Intersegment eliminations	(337)	(140)	(995)	(203)

Total	$4,061	$4,477	$11,939	$14,743

Net loss:
Immersion Computing, Entertainment and Industrial	$(4,386)	$(4,240)	$(11,504)	$(8,439)
Immersion Medical	(815)	(134)	(1,876)	(1,632)
Intersegment eliminations	(16)	(58)	62	(86)

Total	$(5,217)	$(4,432)	$(13,318)	$(10,157)

	September 30,	December 31,
	2003	2002

	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$51,788	$36,389
Immersion Medical	3,588	2,919
Intersegment eliminations	(13,796)	(14,007)

Total	$41,580	$25,301

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

REVENUE BY PRODUCT LINES

     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Revenues:
Consumer, Computing and Entertainment	$744	$668	$2,122	$3,017
3D and Professional Products	1,268	1,221	3,485	4,457
Automotive	428	265	837	959
Other	240	202	612	557

Subtotal Immersion Computing,Entertainment and Industrial	2,680	2,356	7,056	8,990
Immersion Medical	1,381	2,121	4,883	5,753

Total	$4,061	$4,477	$11,939	$14,743

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

North America	58%	76%	66%	67%
Europe	24%	15%	20%	16%
Far East	17%	9%	13%	15%
Rest of the world	1%	0%	1%	2%

Total	100%	100%	100%	100%

     The Company derived 58% and 73% of its total revenues from the United States for the three months ended September 30, 2003 and 2002 respectively. The Company derived 65% and 66% of its total revenues from the United States for the nine months ended September 30, 2003 and 2002 respectively. Revenues from Japan accounted for 13% of total revenues for the three months ended September 30, 2003. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at September 30, 2003 and December 31, 2002.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s total revenues are summarized as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003		2002	2003		2002

Customer A	*	%	10%	*	%	* %

Customer B	*	%	* %	*	%	11%

Total	*	%	10%	*	%	11%

     *     Revenue derived from customer represented less than 10% for the period.

     As of September 30, 2003, no customer accounted for more than 10% of the Company’s accounts receivable for the period. As of September 30, 2002, Customer A had accounted for 12% of the Company’s accounts receivable for the period ended.

10. CONTINGENCIES

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit.

     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft. The Company continues to pursue its claims of infringement against Sony Computer Entertainment. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 6. If Sony Computer Entertainment were successful in its counterclaims and the Company’s patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired and the Company may be required to pay Sony Computer Entertainment’s attorneys fees. If the matter is not settled sooner, the case is scheduled to go to trial in April 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors That May Affect Future Results, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

OVERVIEW

     We develop, manufacture, license and support a wide range of hardware and software technologies that enable users to interact with a multitude of computing and other devices using their sense of touch. We manage our business under two operating and reportable segments: Immersion Computing, Entertainment and Industrial, and Immersion Medical. We focus on four application areas — consumer, computing and entertainment, medical simulation, industrial and automotive, and three-dimensional and professional. In high volume market areas such as consumer computer peripherals and automotive interfaces, we primarily license our touch-enabling technologies to third party manufacturers. We have licensed our intellectual property to numerous manufacturers of mice, joysticks, knobs, wheels and gamepads targeted at consumers. For lower-volume markets like medical simulation systems and three-dimensional and professional products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. We sell medical simulation devices used to train and allow health care providers to practice and enhance their skills in a variety of procedures. These devices simulate such procedures as intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic surgical procedures. We also sell three-dimensional and professional products. Our three-dimensional products include the MicroScribe® G2 desktop digitizer product line and associated software and accessories, specialized whole-hand sensing gloves, armatures and software, including the CyberGlove®, CyberGrasp®, CyberForce®, CyberTouch™ and VirtualHand® software products that permit simulated interaction with three-dimensional environments. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

     We have entered into numerous contracts with government agencies and corporations since 1993. Government contracts help fund advanced research and development, are typically less than two years in duration, are usually for a fixed price or for our costs plus a fixed fee, and allow the government agency to license the resulting technology for government applications, specifically excluding any commercial activity. Corporate contracts are typically for product development, are for a fixed fee and are also typically less than two years in duration.

     Since inception, we have completed a number of acquisitions of patents and technology. We capitalize the cost of patents and technology and license agreements, except for amounts relating to acquired in-process research and development for which there is no alternative future use. As of September 30, 2003, we had capitalized patents and technology of $5.0 million, net of accumulated amortization of $3.1 million. We are amortizing these patents and technology over the estimated useful life of the technology of nine years.

     We currently derive royalty revenue from the sales of our licensees’ consumer computer peripheral devices, such as touch-enabled steering wheels, gamepads and joysticks. We also derive royalty revenue from the inclusion of touch-enabled controls incorporating our technology in automobiles and medical simulators. Our basic licensing model typically includes an up-front license fee and/or a royalty paid by the peripheral or automobile manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. We derive product revenue from a number of sources including sales of our medical simulation hardware devices and from the licensing of the software modules that are used in conjunction with such devices. Other sources of product revenue include sales of our three-dimensional digitizing products, such as the MicroScribe G2 products and sales of hardware and software for our whole-hand sensing gloves, such as the CyberGlove system. With respect to development projects, most such projects involve assisting our licensees in the development of their touch-enabled products for which we receive fixed payments for product-related deliverables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	September 30,		Change

	2003	2002

	($ In thousands)
REVENUES
Three months ended:
Royalty and license	$905	$878	3%
Product sales	2,080	2,612	(20)%
Development contracts and other	1,076	987	9%

Total Revenue	$4,061	$4,477	(9)%

Nine months ended:
Royalty and license	$2,542	$3,745	(32)%
Product sales	6,693	7,831	(15)%
Development contracts and other	2,704	3,167	(15)%

Total Revenue	$11,939	$14,743	(19)%

     Total Revenue. Our total revenue for the third quarter of fiscal 2003 decreased by $416,000 or 9% from the third quarter of fiscal 2002. Royalty and license revenue for the three months ended September 30, 2003 increased by $27,000 or 3% from the three months ended September 30, 2002. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Product sales for the three months ended September 30, 2003 decreased by $532,000 or 20% as compared to the three months ended September 30, 2002. The decrease in product sales was mainly due to a reduction in medical product sales of $880,000, offset by an increase of $281,000 in the sales our 3D and professional products. Our medical products have not achieved broad commercial success beyond research centric or early adopter customers and during this environment of economic decline and fixed budgets for research we have experienced reduced demand for such products. Development contract and other revenue is comprised of revenue on commercial and government contracts, which increased by $89,000 during the three months ended September 30, 2003, as compared to the same period for fiscal 2002. The increase is attributable to an increase in automotive commercial contracts entered into during fiscal 2003 compared to fiscal 2002.

     Our total revenue for the first nine months of fiscal 2003 decreased by $2.8 million or 19% from the first nine months of fiscal 2002. The decrease in royalty and license revenue of $1.2 million or 32% is attributable to the weakness in the PC gaming market and the decline in sales of general computing and PC gaming peripheral devices. In addition, due to the Chapter 11 bankruptcy protection filing of one of our licensees, royalty revenue from that licensee declined $434,000 for the nine months ended September 30, 2003. Product sales decreased by $1.1 million or 15% for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. The decrease in product sales is mainly due to a decrease in medical product sales of $1.4 million offset by an increase of $158,000 in 3D and professional product sales. Many of our customers rely on grant monies to purchase our medical simulation devices. During this economic downturn, our customers have had difficulties in securing these funding sources and hence our product sales have declined. Development contract revenue decreased by $463,000 or 15% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease is attributable to a decrease in commercial contracts in the medical and automotive sectors in the amount of $963,000 offset by an increase of $522,000 in government contracts. While the commercial sector has experienced decreased development contract spending due to declining research and development budgets, the government has increased spending related to military and security needs. Additionally, medical commercial contract revenue is down, in part, due to the revenue deferral of a development contract until we achieve certain milestones in the project.

     We categorize our geographic information into four major regions: North America, Europe, Far East and Rest of the World. For the third quarter of fiscal 2003, revenue generated in North America, Europe, Far East and Rest of the World represented 58%, 24%, 17% and 1%, respectively, compared to 76%, 15%, 9% and 0%, respectively, for the third quarter of fiscal 2002. The shift in revenues among regions is mainly due to an increase in automotive development contracts for customers in Europe, an increase in medical development contracts for customers in the Far East offset by a decrease in medical products sold in North America.

     In the first nine months of fiscal 2003, revenue generated in North America, Europe, Far East and Rest of the World represented 66%, 20%, 13% and 1%, respectively, compared to 67%, 16%, 15% and 2%, respectively, for the first nine months of fiscal 2002. The shift in revenues among regions is mainly due to an increase in 3D products sold to customers in Europe as well as an increase in automotive royalties and development contracts to customers in Europe offset by decreased medical products sold to customer sold in North America and decreased medical development contract work for customers in the Far East.

	September 30,		Change

COST OF PRODUCT SALES	2003	2002

	($ In thousands)
Three months ended:
Cost of product sales	$1,161	$1,623	(28)%
% of total product revenue	56%	62%
Nine months ended:
Cost of product sales	$3,729	$4,387	(15)%
% of total product revenue	56%	56%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales does not include amortization of intangible assets, as we cannot reasonably allocate the amortization expense between cost of sales and operating expenses since the benefit from the patents and technology relates to all classes of revenue as well as internal on-going research and development projects. Cost of product sales decreased by $462,000 or 28% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease is attributable to decreased product sales of 20% and related direct materials cost of $157,000, decreased overhead costs of $98,000, decreased royalty cost of $121,000 due in part to the settlement agreement reached with MicroScribe LLC in 2002, which eliminated royalty payments on our MicroScribe G2 product line, and a decrease in standard cost and purchase price and production variances of $64,000. Cost of product sales as a percentage of total product revenue decreased to 56% for the three months ended September 30, 2003 from 62% for the three months ended September 30, 2002 in part due to a shift in product mix as a result of increased sales of higher margin 3D interaction products.

     Cost of product sales decreased by $658,000 or 15% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease is the result of a combination of decreased product sales of 15% and related direct materials cost of $261,000 and decreased royalty expense of $318,000. Cost of product sales as a percentage of total product revenue remained unchanged at 56% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

	September 30,		Change

OPERATING EXPENSES AND OTHER	2003	2002

	($ In thousands)
Three months ended:
Sales and marketing	$1,761	$1,607	10%
% of total revenue	43%	36%
Research and development	$1,799	$1,557	16%
% of total revenue	44%	35%
General and administrative	$3,579	$2,062	74%
% of total revenue	88%	46%
Amortization of intangibles and deferred stock compensation	$609	$748	(19)%
% of total revenue	15%	17%

Nine months ended:
Sales and marketing	$5,437	$5,533	(2)%
% of total revenue	46%	38%
Research and development	$5,227	$4,848	8%
% of total revenue	44%	33%
General and administrative	$8,595	$5,853	47%
% of total revenue	72%	40%
Amortization of intangibles and deferred stock compensation	$1,869	$2,374	(21)%
% of total revenue	16%	16%
Other charges	$—	$397	(100)%
% of total revenue	0%	3%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses increased by $154,000 or 10% in the third quarter of fiscal 2003 compared to the comparable period in 2002. The increase was mainly due to increased headcount and related compensation, benefits and overhead costs of $51,000, increased travel of $56,000 and increased professional consulting and licensing fees of $68,000.

     Sales and Marketing expenses decreased by $96,000 or 2% in the first nine months of fiscal 2003 compared to the same period last year. The decrease was mainly the result of decreased expenses in market development funds, application development, collateral reproduction and advertising of $209,000 and reduced bad debt expense of $91,000 offset by increased travel of $151,000 and increased professional consulting and licensing fees of $39,000.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies and an allocation of facilities costs. Research and development expenses increased by $242,000 or 16% in the third quarter of fiscal 2003 compared to the same period in 2002. The increase was mainly due to an increase in compensation, benefits and overhead costs of $118,000, increased professional consulting and licensing fees of $88,000 and increased in supplies of $28,000.

     Research and development expenses increased by $379,000 or 8% in the first nine months of fiscal 2003 compared to the same period last year. The increase was mainly due to an increase in compensation, benefits and overhead of $246,000, an increase in supplies of $67,000 and an increase in professional consulting and licensing fees of $39,000.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel and an allocation of facilities costs. General and administrative expenses increased by $1.5 million or 74% in the third quarter of fiscal 2003 compared to the same period in 2002. The increase is mainly due to an increase in legal and professional fees of $1.6 million due primarily to the litigation against both Sony Computer Entertainment and Microsoft, partially offset by decreased compensation, benefits and overhead of $47,000. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to our litigation against Sony Computer Entertainment, as well as additional public company compliance costs.

     General and administrative expenses increased $2.7 million or 47% in the first nine months of fiscal 2003 as compared to the same period last year. The increase is due to increased legal and professional fees of $3.1 million due to our litigation against Sony Computer Entertainment and Microsoft, partially offset by decreased compensation, benefits and overhead of $187,000, decreased public company expenses of $68,000 and decreased office expenses and supplies of $41,000.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, other intangible amortization and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $139,000 or 19% in the third quarter of fiscal 2003 compared to the same period in 2002. The reduction is mainly attributable to a decrease of $116,000 for the amortization of deferred stock compensation over the comparable third quarter in 2002, due to the expiration of vesting periods. Intangible amortization decreased by $23,000 over the comparable third quarter period in 2002.

     Amortization of intangibles and deferred stock compensation decreased by $505,000 or 21% in the first nine months of fiscal 2003 compared to the same period last year. Deferred stock compensation decreased by $339,000 due to the expiration of vesting periods, and intangible amortization decreased by $166,000, as some of the intangibles have reached full amortization for the nine month period ended September 30, 2003 as compared to the nine month period ended in September 30, 2002.

     Other Charges. During the nine months ended September 30, 2003 our other charges decreased by $397,000 or 100% compared to the comparable period during fiscal year 2002. During the period ended September 30, 2002 we incurred $397,000 related to severance costs due to the reduction in force of eight employees during the first quarter of 2002. Employees from manufacturing, sales and marketing, research and development and general and administrative were included in the reduction in force. We did not incur any additional charges related to the aforementioned reduction in force.

     Interest and Other Income. Interest and other income consist primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income increased by $37,000 in the third quarter of fiscal 2003 compared to the same period in 2002 as a result of increased cash, cash equivalents and short-term investments invested for the period due to the $26.0 million received from Microsoft for a license to our portfolio of patents and an investment in our Series A Redeemable Convertible Preferred Stock.

     Interest and other income declined by $185,000 in the first nine months of fiscal 2003 compared to the same period last year as a result of reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating activities as well as reduced yields on investments due to lower interest rates.

     Interest and Other Expense. Interest and other expense consist primarily of interest expense on our notes payable and capital leases as well as impairment losses on our investments in privately held companies and the recognition of interest and other expense on the long-term customer advance from Microsoft (see Note 6 to the consolidated financial statements.) Interest and other expense decreased by $906,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. During the quarter ended September 30, 2002 we incurred a noncash impairment loss of $1.2 million due to the write down of an investment in Geometrix Inc. We review our cost-method investments on a quarterly basis to determine if there has been an other-than-temporary decline in the investment’s value based on our estimate of their net realizable value taking into account the companies’ respective business prospects, financial condition and ability to raise third party financing. The impairment loss was based on Geometrix’s continued decline in financial condition and uncertain future revenue streams, as well as Geometrix’s inability to raise third-party financing. Partially offsetting the decrease was the interest and other expense on the Microsoft customer advance. Interest and other expense decreased by $1.3 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to the $1.2 million impairment loss described above as well as reduction of interest expense associated with outstanding debt obligations that were paid during fiscal year 2002 offset by the current period interest and other expense on the Microsoft customer advance.

SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,005	$2,496	$8,039	$9,193
Immersion Medical	1,393	2,121	4,895	5,753
Intersegment eliminations	(337)	(140)	(995)	(203)

Total	$4,061	$4,477	$11,939	$14,743

Net loss:
Immersion Computing, Entertainment and Industrial	$(4,386)	$(4,240)	$(11,504)	$(8,439)
Immersion Medical	(815)	(134)	(1,876)	(1,632)
Intersegment eliminations	(16)	(58)	62	(86)

Total	$(5,217)	$(4,432)	$(13,318)	$(10,157)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment increased by $509,000 or 20% in the third quarter of fiscal 2003 compared to the same period in 2002. All revenue categories experienced an increase during the three months ended September 30, 2003 versus the three months ended September 30, 2002. Increased royalties on automotive devices and gaming peripherals, increased 3D and professional product sales and increased development contracts for automotive manufacturers all contributed to increased revenues. Net loss for the quarter ended September 30, 2003 increased by $146,000 or 3% compared to the same period in 2002. The increase in net loss is attributable to increased legal costs of $1.6 million primarily due to our continued litigation against Sony Computer Entertainment offset by increased revenues of $509,000, decreased amortization of intangibles and deferred stock compensation of $136,000 and decreased other income and expense, net of $784,000.

     Revenues for the first nine months of fiscal 2003 decreased by $1.2 million or 13% as compared to the same period last year for the Immersion Computing, Entertainment and Industrial segment. The decrease in revenue is primarily attributable to a decrease in royalty and licensing revenue and a decrease in professional product sales. Net loss for the nine months ended September 30, 2003 increased by $3.1 million or 36% compared to the same period in 2002. The increased net loss is due to the decrease in revenue of $1.2 million, an increase in legal costs of $3.1 million offset by decreased amortization of intangibles and deferred stock compensation of $495,000 and decreased other income and expense, net of $676,000 for the nine months ended September 30, 2003.

     Immersion Medical segment. Revenues from Immersion Medical decreased by $728,000 or 34% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease is primarily due to a decrease in product sales. Net loss for the three month period ended September 30, 2003 increased by $681,000 compared to the same period in 2002. The increase in net loss is due primarily to a decrease in revenue offset by a decrease in interest expense due to the repayment of debt during 2002.

     Revenues from Immersion Medical decreased by $858,000 or 15% for the first nine months of fiscal 2003 as compared to the first nine months of 2002 mainly due to a decrease in product sales as well as a decrease in royalty and licenses revenue. The net loss for the nine months ended September 30, 2003 increased by $244,000 compared to the nine months ended September 30, 2002 primarily due to the decreased revenue offset by decreased reduced cost of product sales and reduced interest expense on debt.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents consist primarily of money market funds. All of our cash and cash equivalents are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

     At September 30, 2003, our cash and cash equivalents totaled $26.9 million, up $18.2 million from $8.7 million at December 31, 2002.

     During the quarter ended September 30, 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit against Microsoft and providing for certain investments by Microsoft in our new Series A Redeemable Convertible Preferred Stock; as a result, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Preferred Stock for $2.745, an aggregate purchase price of $6.0 million. The Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock and can be redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. In addition, and at our discretion, we may require Microsoft to buy up to $9.0 million of our 7% Senior Redeemable Convertible Debentures, $3.0 million in the first year plus $2.0 million per annum for the next three years. No debentures have been purchased to date.

     Net cash used in operating activities during the first nine months of fiscal 2003 was $7.7 million, a decrease of $8.3 million from $615,000 provided during the comparable period in 2002. Cash used in operations during the nine-month period ended September 30, 2003 comprised primarily of our $13.3 million net loss offset by noncash charges and credits of $3.1 million which consists primarily of depreciation, amortization of intangibles, deferred stock compensation and dividend expense and accretion on our Series A Redeemable Convertible Preferred Stock, an increase of $501,000 due to a change in accounts receivable, an increase $712,000 due to a change in prepaid expenses and other current assets, an increase of $373,000 due to a change in accrued compensation and other current liabilities, and an increase of $1.3 million due to a change in deferred revenue and customer advances, offset by a decrease of $422,000 due to a change in accounts payables. Net cash provided by operating activities during the first nine months of fiscal 2002 was $615,000. Cash provided by operations during the nine-month period ended September 30, 2002 comprised primarily of our $10.2 million net loss offset by noncash charges and credits of $5.0 million, including amortization of intangibles and deferred compensation of $2.4 million and the write down of one of our investments in a privately-held company of $1.2 million, an increase of $4.6 million due to a change in deferred revenue mostly due to prepayments under certain licensing agreements entered into during the first nine months of 2002, an increase of $1.2 million due to a change in prepaid expenses and other assets, an increase of $381,000 due to a change in accrued compensation and other current liabilities, an increase of $113,000 due to a change in accounts payable, offset by a decrease of $388,000 due to a change in inventories and a decrease of $101,000 due to a change in accounts receivable.

     Net cash used in investing activities during the first nine months of fiscal 2003 was $1.3 million. Capitalization of external patent filing and application costs accounted for $1.1 million and purchases of capital equipment accounted for $207,000 of cash used in investing activities during the nine months ended September 30, 2003. For the comparable period in fiscal 2002, net cash provided by investing activities was $1.8 million, which was primarily the result of a sale of short-term securities of $2.6 million offset by capitalization of external patent filing and application costs of $339,000 and purchases of capital equipment of $381,000.

     Net cash provided by financing activities during the first nine months of fiscal 2003 was $26.6 million due mainly to $26.0 million received from Microsoft as discussed in Note 6 to the consolidated financial statements, and issuances of common stock in the amount of $674,000. Net cash used in financing activities for the same period in 2002 was $4.1 million, which included a payment of $4.5 million on notes payable to Medtronic offset by issuances of common stock of $367,000.

     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. We anticipate that capital expenditures for the year ended December 31, 2003 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. If we acquire one or more businesses, patents or products, our cash or capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

     In addition, events may occur during the next year that may require us to redeem our outstanding Series A Redeemable Convertible Preferred Stock. The holder of our Series A Redeemable Convertible Preferred Stock will be entitled to receive a multiple of the original purchase price upon the occurrence of the following events: (i) a sale of all or substantially all of our assets or intellectual property, (ii) a merger or acquisition where our stockholders hold less than fifty percent of the voting power of the combined company, (iii) with certain exceptions, the withdrawal from or dismissal of our lawsuit against Sony with or without prejudice before a settlement or judicial resolution of the lawsuit by us, (iv) the sale of the lawsuit to Sony or its affiliates, (v) the sale or transfer of the patents which are the subject of the lawsuit to Sony or its affiliates before the settlement or judicial resolution of the lawsuit, (vi) Microsoft negotiates a settlement with Sony on terms that are within previously agreed upon parameters, and requests that we settle the lawsuit based upon those terms, but we decline to do so, or (vii) we settle the lawsuit for proceeds within certain parameters. The holder of our Series A Redeemable Convertible Preferred Stock may also elect to trigger a redemption and receive a multiple of the original purchase price should there be a change in any twelve month period of two or more of our incumbent directors that are not eligible for reelection in that year or any expansion in the number of the incumbent directors of our Board above nine. In most of these events, it is unlikely that the payment to the holder of Series A Redeemable Convertible Preferred Stock would cause a reduction in the Company’s cash and cash equivalents. However, a settlement with Sony Computer Entertainment in an amount less than $30.0 million would result in a reduction of our cash and cash equivalents as more fully discussed in Note 6 to the consolidated financial statements.

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

     There were no material changes to our contractual cash obligations and other commercial commitments noted above during the quarter ended September 30, 2003.

     On July 28, 2003 Microsoft purchased 2,185,792 shares of our Series A Redeemable Convertible Preferred Stock for $2.745, an aggregate purchase price of $6.0 million. Series A Redeemable Convertible Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Series A Preferred Stock semi-annually in arrears on July 25 and January 25 of each year commencing on January 25, 2004 and ending on July 25, 2008. The Series A Preferred Stock can be redeemed at the request of the holder for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. In addition as discussed above, certain other events, including a settlement of the lawsuit with Sony Computer Entertainment, could result in redemption of the Series A Redeemable Convertible Preferred Stock prior to July 25, 2006 for an amount up to $15.0 million as adjusted for cumulative dividends. In connection with its series of agreements with Microsoft executed in July 2003, the Company is also obligated to pay Microsoft certain amounts based on settlement by the Company of the Sony Computer Entertainment litigation (see Note 6 to the consolidated financial statements.)

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

License revenue model	Revenue recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted	Based on royalty reports received from licensees. No further obligations to licensee exist

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted	Based on straight-line amortization of an annual minimum/up-front payments recognized over contract period or annual minimum period. No further obligations to licensee exist

Perpetual license of intellectual property portfolio or technology license along with contract for development work	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete

License of technology- no modification necessary	Up-front revenue recognition based on SOP 97-2 criteria

     We generally license and recognize revenue from our licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 101 and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe G2 product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

     We have executed a series of agreements with Microsoft Corporation as described in Note 6 to our consolidated financial statements that provide for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing and financing arrangements. We have accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost would be recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 did not impact our financial position, results of operations or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

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

     In January 2003, the FASB issued FASB interpretation (“FIN”) No. 46, “ Consolidation of Variable Interest Entities.” FIN 46 requires that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have an impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our financial statements as we do not have any instruments that fall within the scope of SFAS 150. While not required by SFAS 150, we classified the Series A Redeemable Convertible Preferred Stock as a liability rather than between total liabilities and stockholders’ equity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $89 MILLION AS OF SEPTEMBER 30, 2003, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

OUR CURRENT LITIGATION AGAINST SONY COMPUTER ENTERTAINMENT IS EXPENSIVE, DISRUPTIVE AND TIME CONSUMING AND WILL CONTINUE TO BE, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft have agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft. If Sony Computer Entertainment were successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired and we may be required to pay Sony Computer Entertainment’s attorneys fees.

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

     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s worldwide portfolio of patents. This license permits Microsoft to make, use and sell hardware, software and services, excluding specified products, covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technology, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third party customers of Microsoft’s or Microsoft’s subsidiaries’ operating systems (other than Sony Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment of America, Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled gaming computer peripherals and is pursuing other consumer markets such as cell phones and PDAs. Microsoft has significantly greater financial, sales and marketing resources, as well as greater name recognition and a larger customer base, than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

OUR RELATIONSHIP WITH MEDTRONIC, A LEADING MEDICAL DEVICE COMPANY, MAY INTERFERE WITH OUR ABILITY TO ENTER INTO DEVELOPMENT AND LICENSING RELATIONSHIPS WITH MEDTRONIC’S COMPETITORS.

     In February 2003, we entered into an agreement with Medtronic, a leading medical device company, in which Medtronic was granted a right of first negotiation. The right of first negotiation applies to any agreement, which we refer to as a “proposed agreement,” under which we would grant a third party rights to use specified Immersion intellectual property in specified fields of use. Under the terms of the right of first negotiation, we must notify Medtronic if we have received a written offer from a third party to enter into a proposed agreement, or if we are seeking to find a third party to enter into a proposed agreement. Medtronic has the exclusive right, for a period of forty days, to negotiate with us regarding the material terms of the proposed agreement. If during such forty-day period, Medtronic and Immersion fail to reach agreement in principle upon the material terms of the proposed agreement, then we will have twelve months after the expiration of such forty day period to enter into an agreement with the applicable third party, provided that the terms of such agreement are in the aggregate more favorable to Immersion than the offer presented by Medtronic or the terms under which we initially sought to find a third party to enter into the proposed agreement. The right of first negotiation ceases to apply to any proposed agreement for which Medtronic and Immersion reach agreement in principle upon the material terms during the applicable forty-day period, but thereafter do not execute a definitive agreement within 145 days after the expiration of such forty-day period. In addition, Medtronic’s right of first negotiation terminates upon the second anniversary of the completion of a development project to be undertaken by us for Medtronic. Although the right of first negotiation has not impeded our ability to interest other medical device companies in our technologies to date, this right of first negotiation or our relationship with Medtronic may impede, restrict or delay our ability to enter into development or license agreements with large medical device companies that compete with Medtronic. Any restriction in our ability to enter into development or license agreements with other medical device companies would adversely affect our revenues.

MEDTRONIC ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, A REDUCTION IN DEVELOPMENT WORK, OR A DECISION NOT TO RENEW EXISTING LICENSES BY MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.

     For the three months ended September 30, 2003 and 2002 we derived 7% and 8%, respectively, of our net revenues from Medtronic. For the nine months ended September 30, 2003 and 2002, Medtronic accounted for 5% and 11% of our net revenues. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform then our total revenues may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

MADCATZ ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF MADCATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     MadCatz accounts for a large portion of our royalty revenue. For the quarter ended September 30, 2003 our royalty revenues from MadCatz increased as compared to the same period during 2002. For the three months ended September 30, 2003 we derived 8% of our net revenues and 35% of our royalty and license revenue from MadCatz, and for the three months ended September 30, 2002, we derived 6% of our net revenue and 28% of our royalty and license revenue from MadCatz. For the nine months ended September 30, 2003, we derived 9% of our total revenues and 44% of our royalty and license revenue from MadCatz as compared to the nine months ended September 30, 2002, when MadCatz accounted for 7% of our total revenues and 23% of our royalty and license revenue. We expect that a significant portion of our total revenues will continue to be derived from MadCatz. If MadCatz fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

LOGITECH ACCOUNTS FOR A LARGE PORTION OF OUR ROYALTY REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING AND CURSOR CONTROL PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR ROYALTY REVENUE.

     Logitech has in the past and may in the future account for a large portion of our royalty revenue. For the quarter ended September 30, 2003 our revenues from Logitech increased as compared to the same period during 2002. For the three months ended September 30, 2003 we derived 6% of our net revenues and 25% of our royalty and license revenue from Logitech, and for the three months ended September 30, 2002, we derived 4% of our net revenue and 23% of our royalty and license revenue from Logitech. For the nine months ended September 30, 2003, we derived 3% of our total revenues and 14% of our royalty and license revenue from Logitech as compared to the nine months ended September 30, 2002, when Logitech accounted for 7% of our total revenues and 27% of our royalty and license revenue. We expect that a significant portion of our total revenues will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our royalty revenue would be reduced.

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

     Our medical simulation products, such as our AccuTouch® Endoscopy Simulator, the AccuTouch Endovascular Simulator and our Laparoscopic Surgical Workstation™, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of the economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the continuing threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain funding for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets and this may adversely affect our contract and development revenue generated by the medical segment.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the quarters ended September 30, 2003 and 2002, 22% and 20% of our total revenues were royalty and license revenues. For the nine months ended September 30, 2003 and 2002, 21% and 25% of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

     Peak demand for products that incorporate our technologies, especially in the computer gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship products incorporating our touch-enabling technology in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.

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

     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court were to limit the scope of, declare unenforceable or invalidate any of our patents, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our patents. Also it is possible that:

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

     We face competition from unlicensed products as well. Our licensees or other third parties may seek to develop products using our intellectual property or alternative designs to our intellectual property, which they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

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

WE DEPEND ON A SINGLE SUPPLIER TO PRODUCE SOME OF OUR MEDICAL SIMULATORS AND MAY LOSE CUSTOMERS IF THIS SUPPLIER DOES NOT MEET OUR REQUIREMENTS.

     We have one supplier for some of our custom medical simulators. Any disruption in the manufacturing process from our sole supplier could adversely affect our ability to deliver our products, ensure quality workmanship and could result in a reduction of our product sales.

MEDICAL LICENSING AND CERTIFICATION AUTHORITIES MAY NOT ENDORSE OR REQUIRE USE OF OUR TECHNOLOGIES FOR TRAINING PURPOSES, SIGNIFICANTLY SLOWING OR INHIBITING THE MARKET PENETRATION OF OUR MEDICAL SIMULATION TECHNOLOGIES.

     Several key medical certification bodies, including the American Board of Internal Medicine, or ABIM, and the American College of Cardiology, or ACC, have great influence in endorsing particular medical methodologies, including medical training methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse our medical simulation training products as a training vehicle, market penetration for our products could be significantly and adversely affected.

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

WE MIGHT BE UNABLE TO RETAIN OR RECRUIT NECESSARY PERSONNEL, WHICH COULD SLOW THE DEVELOPMENT AND DEPLOYMENT OF OUR TECHNOLOGIES.

     Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our executive officers and other key personnel and upon hiring additional key personnel. A number of employees of our subsidiaries, including several members of these subsidiaries’ senior management, have departed since the acquisitions of these subsidiaries were completed. It may not be possible to retain enough key employees of our subsidiaries to operate these businesses effectively.

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

     We have had in the past and may have in the future stockholders who retain greater than a 20% of our outstanding stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.

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

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other legal changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.

     To maintain the listing of our common stock on The Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of September 30, 2003, our most recent balance sheet date, we had less than $10 million in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from The Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from The Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

OUR STOCK PRICE MAY FLUCTUATE REGARDLESS OF OUR PERFORMANCE.

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

     We have an equity investment in a privately-held company. We intend to hold our equity investment for the long term and will monitor whether there has been other-than-temporary declines in its values based on management’s estimates of its net realizable value taking into account the company’s financial condition and ability to raise third party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of our investments, we recorded an impairment loss of $1.2 million related to an investment in Geometrix Inc., in the third quarter of 2002. This impairment was based on Geometrix’s continued decline in financial condition and uncertain future revenue streams, as well as Geometrix’s inability to raise third party financing. Also, Geometrix’s plans to raise third party financing during the quarter ended September 30, 2002 would have required us to convert our note into equity thereby eliminating our creditor status, which in turn would have subordinated our rights to their net assets upon a liquidation to the new investors. Based on these prospects and Geometrix’s depletion of substantially all of its remaining cash resources, we concluded the remaining investment was impaired. The remaining cost basis of one investment on our Consolidated Balance Sheet is $1.0 million. We will monitor the remaining value of this investment, and may determine that there could be other impairment losses in the future. As of September 30, 2003 management has determined that the carrying value of this investment at $1.0 million is appropriate.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft have agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 6 to our consolidated financial statements. If Sony Computer Entertainment was successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired. For Sony Computer Entertainment to be awarded damages for attorneys’ fees the court would have to rule that we acted with willful disregard and did not perform a proper investigation. We currently believe it is remote that a loss may be or has been incurred related to the counterclaims of Sony Computer Entertainment.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 25, 2003, we sold 2,185,792 shares of our Series A Redeemable Convertible Preferred Stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended, to Microsoft Corporation at $2.745 per share for an aggregate purchase price of $6,000,000.

     Our Series A Redeemable Convertible Preferred Stock accrues dividends at a rate of 7% per year which are payable semi-annually. At our option, we may pay such dividends in cash or additional shares of Series A Redeemable Convertible Preferred Stock. So long as any dividends remain unpaid on the shares of our Series A Redeemable Convertible Preferred Stock, we are prohibited from paying dividends on shares of our Common Stock. In addition, in the event we pay any dividends on shares of our Common Stock, additional dividends shall be paid on all outstanding shares of our Series A Redeemable Convertible Preferred Stock on an as-converted basis.

     The occurrence of various events may trigger a redemption and create payment obligations under our Certificate of Incorporation. The holder of our Series A Redeemable Convertible Preferred Stock will be entitled to receive a multiple of the original purchase price upon the occurrence of the following events: (i) a sale of all or substantially all of our assets or intellectual property, (ii) a merger or acquisition where our stockholders hold less than fifty percent of the voting power of the combined company, (iii) with certain exceptions, the withdrawal from or dismissal of our lawsuit against Sony with or without prejudice before a settlement or judicial resolution of the lawsuit by us, (iv) the sale of the lawsuit to Sony or its affiliates, (v) the sale or transfer of the patents which are the subject of the lawsuit to Sony or its affiliates before the settlement or judicial resolution of the lawsuit, (vi) Microsoft negotiates a settlement with Sony on terms that are within previously agreed upon parameters, and requests that we settle the lawsuit based upon those terms, but we decline to do so, or (vii) we settle the lawsuit for proceeds within certain parameters. The holder of our Series A Redeemable Convertible Preferred Stock may also elect to trigger a liquidation of the Company and receive a multiple of the original purchase price should there be a change in any twelve month period of two or more of our incumbent directors that are not eligible for reelection in that year or any expansion in the number of the incumbent directors of our Board above nine. This entitlement of the holder of Series A Redeemable Convertible Preferred Stock to receive payment shall be senior to the rights of holders of our Common Stock to receive payment upon the occurrence of these events.

     The Series A Redeemable Convertible Preferred Stock is convertible at the holder’s option at any time based upon a 1:1 conversion ratio. In the event of the issuance of any equity securities, equity linked securities or securities convertible into equity securities of Immersion, at a price less than the sum of the original purchase price of the Series A Redeemable Convertible Preferred Stock plus any accrued dividends that remain unpaid, we will pay the holder of the Series A Redeemable Convertible Preferred Stock fifty percent of the original purchase price plus any accrued but unpaid cash dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. We may redeem the Series A Redeemable Convertible Preferred Stock at any time our Common Stock has traded at or above a value equal to two and one-half times the original purchase price plus any accrued but unpaid dividends for a period of 30 successive trading days, subject to certain exceptions, for a redemption price of 125% of the sum of the original purchase price of the Series A Redeemable Convertible Preferred Stock plus accrued but unpaid dividends. The holder of the Series A Redeemable Convertible Preferred Stock may cause us to redeem the Series A Redeemable Convertible Preferred Stock, at any time after three years from the original purchase date, for cash equal to two times the original purchase price plus accrued but unpaid dividends.

     The holder of our Series A Redeemable Convertible Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of stockholders on an as converted basis. Following certain dilutive issuances as described above which would result in a payment to the holder of the Series A Redeemable Convertible Preferred Stock of an amount equal to fifty percent of the original purchase price plus any accrued but unpaid cash dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock, the voting power of each share of Series A Redeemable Preferred Stock may be reduced as described in the certificate of designations.

     For a complete description of the terms of our Series A Redeemable Convertible Preferred Stock, we encourage you to read the Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003, and the Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock, each of which is filed as an exhibit to our Current Report on Form 8-K filed on July 29, 2003 with the Securities and Exchange Commission and is incorporated by reference herein.

     In addition to our Series A Redeemable Convertible Preferred Stock, up to 2,814,208 shares of our preferred stock remain undesignated and are authorized for issuance. Our Board of Directors has the authority, without further action by our stockholders, to issue preferred stock in one or more series. In addition, our Board of Directors may fix the rights, preferences and privileges of any preferred stock it determines to issue. Any or all of these rights may be superior to the rights of the Common Stock with terms calculated to delay or prevent a change in control of Immersion or to make removal of management more difficult. Additionally, the issuance of preferred stock may decrease the market price of our Common Stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number Description

     31.1 Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

(i)	We furnished a Current Report on Form 8-K on July 28, 2003, announcing the release of the Company’s earnings for the second quarter of 2003.

(ii)	We filed a Current Report on Form 8-K on July 29, 2003, announcing that the Company had entered into agreements with Microsoft Corporation (“Microsoft”), regarding certain license rights under the Company’s patents, the settlement of the Company’s lawsuit against Microsoft, and certain investments by Microsoft in the Company’s Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”) and 7% Senior Redeemable Convertible Debentures (the “Debentures”).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION
Registrant

Date: November 14, 2003	/s/ Victor Viegas
Victor Viegas

President, Chief Executive Officer,
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002