Form 10-K
period 2003-12-31
IMMERSION CORP
filed 2004-03-29
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003 or

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

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $22,586,824 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at March 10, 2004: 20,899,651.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statements for the 2004 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section of this report entitled “Risk Factors,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include our projections about our business under Item 1, “Business,” and our statements regarding our future financial performance, which are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures, in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

Item 1.	Business

Overview

      We are a leading provider of haptic technology that brings the sense of feel or touch to a wide variety of markets. We develop, manufacture, license and support a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. We focus on four application areas — consumer, computing and entertainment; industrial and automotive; three-dimensional and professional products; and medical simulation. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment and Industrial, and 2) Immersion Medical.

      In markets where our touch technology is a small piece of a larger system (such as cellular phones, consumer gaming peripherals and automotive interfaces), we license our technologies to third party manufacturers who integrate our technology into their products and resell it under their own brand names. In other markets, where our touch technology is a complete system (like medical simulation systems and three-dimensional and professional products), we manufacture and sell products under our own Immersion brand name, through direct sales, distributors and value added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

      Our objective is to proliferate our TouchSense® technologies across markets, platforms and applications so that touch and feel become as common as color, graphics and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 210 issued patents and more than 240 pending patent applications worldwide, covering various aspects of hardware and software technologies.

Haptics — The Science of Touch Simulation

      Haptics refers to the sense of touch. Although the word haptics may be new to many people, everyone uses their sense of touch when interacting with their immediate environment. Haptic feedback is part of any motor action, for example, typing on a keyboard, using a mouse, biting an apple, sculpting, writing and giving a hug.

      The haptic sensory system has two components: tactile sensing and kinesthetic sensing. Tactile sensing refers to an awareness of the stimulation of the skin. Kinesthetic sensing refers to an awareness of body parts and their position and movement (with eyes closed, we know the positions of our limbs), as well as muscle tension. Unlike vision and hearing that are mainly input systems for the human observer, the haptic system is bi-directional. You use your sense of touch to both feel (take in information) and manipulate (have an effect on something). Many activities including reading Braille and playing the piano provide haptic feedback during motor task.

      In the world of computers, haptic feedback, also known as force feedback, refers to the physical forces created by input/output devices to stimulate the sense of touch. These forces are made by actuators, usually motors, which in their simplest form are built into peripheral devices (such as joysticks, steering wheels and gamepads). They can also be designed into more sophisticated interfaces designed for industrial, medical, automotive or scientific applications. Under digital control, touch-enabled peripheral devices can impart to users physical sensations like rough textures, smooth surfaces, viscous liquids, compliant springs, jarring vibrations, heavy masses and rumbling engines.

      As a user uses a touch-enabled device, such as a joystick, motors within the device apply computer-modulated forces that resist, assist and enhance the manipulations. These forces are generated based on mathematical models that simulate the desired sensations. For example, when simulating the feel of a rigid wall with a force feedback joystick, motors within the joystick apply forces that simulate the feel of encountering the wall. As the user moves the joystick to penetrate the wall, the motors apply a force that resists the penetration. The harder the user pushes, the harder the motors push back. The end result is a sensation that feels like a physical encounter with an obstacle.

      The mathematical models that control the motors may be simple modulating forces based on a function of time, such as jolts and vibrations, or may be more complex forces such as surfaces, textures, springs and liquids. Complex sensations can be created by combining a number of simpler sensations. For example, a series of simulated surfaces can be combined to give the seamless feel of a complex object like a sports car. Textures can be added to these complex surfaces so that the windshield of the sports car feels smooth and its tires feel rubbery.

Industry Background

      Historically, haptic systems were first used in applications like military flight simulators. As early as in the 1960s, combat pilots honed their flight skills in training simulators that replicated the feel of flying actual planes. Motors and actuators pushed, pulled, and shook the flight yoke, throttle, rudder pedals, and cockpit shell, reproducing many of the tactile and kinesthetic cues of real flight. Though advanced for their time, these systems were limited by the then available technology and were therefore relatively crude and low fidelity by today’s standards. They also cost at least hundreds of thousands, if not millions, of dollars and therefore were not within the grasp of consumers or even most businesses.

      By the late 1970s and early 1980s, computing power reached the point where rich color graphics and high quality audio were possible. Computers evolved from primitive command-prompt, text-based systems on monochrome display monitors to powerful systems capable of rendering colorful pictures, charts, and animations and playing music and sound effects. These advancements in turn bred entirely new businesses in the late 1980s and early 1990s.

      To the consumer, the multimedia revolution changed things, like flight simulation from a professional pilot-only activity to a PC-based hobby for millions of private pilots and aspiring pilots. The graphics and sound these hobbyists/gamers experienced at home was far superior to what the combat pilots experienced in the 1960s.

      The multimedia revolution also made the medical simulation business possible. By the 1990s, high-end Silicon Graphics workstations enabled parts of the human anatomy to be displayed with never-before-possible realism. Companies were founded to harness this new technology and turn it into safer and more effective teaching aids for medical personnel. The interactive nature of a multimedia computer workstation-based medical curriculum was far superior to traditional medical textbooks and without the shortcomings and/or excessive cost of animals, cadavers, and live patients.

      However, the multimedia revolution also highlighted a shortcoming in the products of the medical simulation market: even though the graphics and animations looked incredibly realistic, graphics and sound could not possibly convey to a physician what it actually feels like to break through a venal wall with a catheter needle or what it feels like to cut through the tissue surrounding a gall bladder with a scalpel. In the case of flight simulation, graphics and sound could not possibly convey to a hobbyist what it actually feels like to fight the flight yoke or flight stick out of a steep dive or through a sharply banked turn. Only hands-on experience provided this critical component of learning.

      So by the mid 1990s, these new industrial and consumer multimedia products were in need of haptic technology that could provide that missing “hands-on” experience, bringing the critical sense of touch back into the experience. Immersion was founded in 1993 to provide just that. By combining 1) the basic concepts that were used in the military flight simulators of the 1960s, 2) state-of-the-art advancements in robotic controls, 3) advancements in the understanding of how the human sense of touch works, and 4) advancements in computing power, Immersion was able to significantly reduce the cost and size of haptic solutions while simultaneously increasing the quality of the simulated sensations. Immersion’s early products were used in the world’s first consumer force feedback peripherals for video computer games as flight sticks and steering wheels. These products not only looked and sounded like the real thing, but also felt like the real thing. And for the first time, sophisticated medical simulators offered medical professionals the ability to train, practice and enhance their surgical and other procedural skills in a way never before possible.

      Continued advancements in size, power and cost reductions have pushed the adoption of haptics even further into those industries as well as into new ones. Immersion’s TouchSense technology is now widespread in gamepads, joysticks, and steering wheels for Sony’s PlayStation2, Microsoft’s Xbox, Nintendo’s GameCube, and the PC and Apple Macintosh. Hundreds of Immersion Medical simulators have been deployed at hospitals and medical schools throughout the United States and abroad. Immersion’s haptic technology is also now used by designers from Boeing, GM, and Toyota and by researchers from NASA, Stanford, and MIT. And automobiles from BMW, Rolls Royce, and Volkswagen now use programmable haptic controls powered by Immersion technology.

      Today, computing power continues to march forward and push multimedia capabilities into new areas like cell phones and industrial controls, thereby creating even more exciting opportunities for Immersion’s haptic technology.

Our Solution

      Our goal is to change the way people interact with digital devices by adding the sense of touch to a digital world. Our touch technologies give users a more complete, intuitive experience. Used in diverse applications — computer gaming, business productivity, medical simulation, automotive controls, and mobile communication, — and implemented in a wide range of devices — joysticks, medical interface devices, automobile controls, gloves, gamepads and cellular phones.

      Our hardware and software technologies work together to enable devices to present touch sensations. Our patented designs include specialized hardware elements such as motors, control electronics and mechanisms, which are incorporated into common computer peripheral devices, such as gamepads and joysticks, or more complex devices, such as endoscopic surgical simulators. Driven by software algorithms, these hardware elements direct tactile sensations corresponding to on-screen events to the user’s hand.

      When designed into our licensees’ products our haptic technologies enable:

      Enhanced Simulation and Training Applications. Some computer applications, such as those that simulate product prototypes must be realistic to be effective. To save time and expense in product design, Immersion customers use our 3D whole-hand sensing glove technologies, which, together with our software products, allow for real-time, three-dimensional object manipulation. For medical procedures, the medical community has started to enhance traditional medical training and education with simulation systems to improve skills and educate health professionals worldwide. Our medical simulation systems provide tactile feedback that simulates what a doctor would feel when performing an actual procedure. These include systems teaching laparoscopic, endovascular and endoscopic surgeries and catheter insertion.

      Presenting Information through the Sense of Touch. It is difficult to communicate physical properties such as texture, compliance, weight and friction through only words, pictures or sound. Our technologies allow people to use their sense of touch to perceive these physical properties in a way that is instantly understandable and intuitively accessible. Our technologies significantly improve the ability of software to communicate to users the physical features of a product, the physical properties of a medical procedure and the physical response of an object in a simulated gaming environment.

      Increased Satisfaction and Enjoyment. By engaging the user’s sense of touch, our technologies have the potential of reducing distractions and cognitive loads. Also, they have the potential of providing a richer machine-to-man experience. Finally, it will make a variety of consumer hardware and software applications more interesting, engaging and satisfying.

      We offer our licensees our expertise to help them design touch into their products quickly and inexpensively. This takes the form of turn-key engineering, authoring tools, an application programming interface, and the wide use of industry standards:

      Turn-key Engineering. We offer technical, engineering and design assistance that allows our licensees to incorporate our touch-enabling technologies into their interface products at a reasonable cost and in a reasonable time frame. This allows them to get to market quickly by using our years of haptic development expertise. We offer product development solutions, technology transfer, component sourcing and other engineering services.

      Authoring Tools. We supply authoring tools that let software developers quickly design and incorporate custom touch sensations into their own applications. Authoring tools allow designers to create, modify, experience and save or restore haptic sensations for a haptic device. The tools are the equivalent of a computer-aided design application for haptics. Our authoring tools support vibro-tactile haptic devices (such as cellular phone and gaming devices), as well as kinesthetic haptic devices (such as rotary devices and joysticks). Various haptic effect parameters can be defined and modified, and the result immediately experienced. Our authoring tools run on mainstream operating systems, such as Microsoft Windows. Our authoring tools support archiving features and may include an automatic code generator for easy porting of the created effects into the target application.

      Application Programming Interface (API). Our API provides an extensive haptic generation capability. This allows designers and programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, etc.) to allow flexibility and reusability.

      Compatible with Industry Standards. We have designed our hardware and software technologies offered to our consumer licensees to be compatible with hardware and software standards. Our consumer technologies operate across multiple platforms and comply with such standards as DirectX, Microsoft’s entertainment application programming interface and, Universal Serial Bus (USB) a standard connector interface. Our application programming interfaces are supported on Windows and Macintosh platforms and are capable of being ported onto cellular phone operating systems. Software plug-ins are available so that programmers can easily add TouchSense technology into their applications. Our non-consumer software technology has been designed to be platform independent. We are supporting many operating systems including VxWorks and Linux and many communication protocols including CAN bus and serial.

Strategy

      Our goal is to make the sense of touch as common as color graphics and sound in the interface between people and machines. We will do so by expanding our TouchSense technologies across markets, platforms and applications. We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:

      Pursue Royalty-Based Licensing Model for High Volume Applications of our Technologies. We believe that the most effective way to proliferate our touch-enabling technologies, where touch is a small part of a larger system, is to embed them in high volume applications, (such as computer peripherals, cellular phones and automotive controls,) and license our intellectual property. We have licensed our intellectual property to numerous manufacturers of joysticks, gamepads and steering wheels and we have licensed our intellectual property to a manufacturer of cell phones, all of which are targeted at consumers. In addition, our technology has been licensed to automotive manufacturers and automotive parts suppliers for use in the controls of automobiles. We intend to expand the number and scope of our licensing relationships in the future.

      Pursue Product Sales in Lower-Volume Applications through Multiple Channels. For lower-volume emerging applications of our technologies, such as medical simulation systems and three-dimensional and professional products, our primary strategy is to manufacture and sell products through direct sales, distributors and value added resellers. Our Immersion Medical division currently sells medical simulation devices that simulate intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic procedures. The Immersion Computing, Entertainment and Industrial division sells three-dimensional and professional products which consist primarily of computer digitizing products, including the MicroScribe® G2 digitizer and specialized whole-hand sensing gloves and software, such as the CyberGlove® electronic glove, CyberGrasp® system and CyberForce® armature that permit simulated interaction with three-dimensional environments.

      Secure Licensees in New Markets for Touch-Enabling Technology. We believe that our touch-enabling technology can be used in virtually all areas of computing and communication. We initially focused on computer gaming applications for personal computers and dedicated game consoles, an area in which we have experienced acceptance of our technologies by key licensees. We have broadened our focus to include additional applications, such as automotive controls, cellular phones and medical simulation devices.

      Facilitate Our Licensees’ Development of Touch-Enabled Products. We will continue to devote significant resources to facilitate the development of touch-enabled products by our licensees. We offer design packages that include sample hardware, software, firmware and related documentation, and offer our technical expertise on a consulting basis. We will continue to invest in research and development to improve our technologies, with particular emphasis on reducing the cost of consumer touch-enabled products and expanding the breadth of our medical simulation product offerings.

      Expand Software Support for Our Touch-Enabling Technology. In addition to licensing our intellectual property to computer peripheral device manufacturers and supporting their product development efforts, we have focused on expanding software support for our touch-enabling technology. Our authoring tools support vibro-tactile haptic devices (such as cellular phones and gaming devices) as well as kinesthetic haptic devices (such as rotary devices and joysticks). Various effect parameters can be defined and modified, and the result is immediately experienced. Our API provides an extensive haptic generation capability and allows the designers and programmers to focus on enabling their target applications with haptic effects instead of struggling with the mechanics of programming the real-time algorithms and handling the communication between computers and devices.

      Expand Market Awareness. We promote adoption of our touch-enabling technology by increasing market awareness among peripheral device manufacturers, software developers and consumers. As part of our license agreements, we require our licensees to use our trademarks and logos to create brand awareness among consumers. We also devote significant resources to promote our brands, through advertising, trade shows and other marketing avenues.

      Develop and Protect Touch-Enabling Technology. Our success depends on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio, which currently includes more than 210 issued patents and more than 240 pending patent applications worldwide. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies. We have also secured technology by acquisition. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights. On February 11, 2002, we filed a complaint against Microsoft Corporation, and both Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. (collectively, “Sony Computer Entertainment”) in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims, seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. The process of discovery and exchanging information and documents on infringement, invalidity, and damages, is ongoing. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the ‘672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333.

      On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At our request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date, after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. We filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the court rescheduled the trial from April 12, 2004 to April 19, 2004.

      On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will have certain obligations to pay certain sums to Microsoft as described in Note 9 to our consolidated financial statements. If Sony Computer Entertainment were successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired and we may be required to pay Sony Computer Entertainment’s attorneys fees. The case is scheduled to go to trial in April 2004.

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

Market Applications

      While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas:

      Consumer, Computing and Entertainment. We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996, under the I-FORCE trademark. We have transitioned our branding to the TouchSense trademark, which extends beyond gaming to all aspects and applications of our haptics-related products and services. We have licensed our TouchSense intellectual property to Microsoft for use in its products and to Apple for use in its Macintosh operating system. We have also licensed our TouchSense intellectual property to over 20 gaming peripheral manufacturers and distributors, including Logitech, Microsoft, and Mad Catz, to bring haptics to the PC, Macintosh, Nintendo GameCube, Microsoft Xbox, and Sony PlayStation 2 platforms. We have recently developed new technologies that will allow us to target cell phones and handheld devices. In December of 2003 we signed a multi-year, worldwide license agreement that allows Samsung to pursue the use of our high-fidelity haptic technology in its cell phones. This agreement grants Samsung rights to Immersion’s TouchSense technology as well as rights to Immersion’s haptic authoring tools for Samsung’s cell phones.

      Medical Simulation. We have developed numerous technologies that can be used for medical training and simulation. By enabling computers to deliver touch sensations to users, our technologies can support realistic simulations that are effective in teaching medical students, doctors and health professionals what it feels like to perform a given procedure. The use of our simulators allows healthcare providers to practice procedures in an environment that poses no risks to patients, where mistakes have no dire consequences and where animal or cadaver use is avoided. We partner with leading medical technology companies, such as Medtronic Inc. (“Medtronic”), to develop applications that closely simulate not only the look, but also the feel, of performing an actual medical procedure, allowing doctors to safely practice and perfect techniques before they perform operations on patients.

      Industrial and Automotive. In recent years there has been a proliferation of automotive sub-systems, which are directly accessed by drivers and passengers. These include AM, FM and XM radio, CD, route navigation, DVD systems, telephone and climate control systems. As a result, there has been an increase in the number of physical control devices in the automotive cockpit. Our TouchSense knob technology allows the controls of multiple systems using a single controller that — creates a different feel for each system. This allows the driver to identify by feel which system is being controlled. The result is a simpler car layout. We have licensed our automotive control knob technology to BMW, which has incorporated the TouchSense control knob in its 7 Series, and in some models of its 5 Series and 6 Series, starting in 2003. We are also conducting various funded development efforts and providing tools and evaluation licenses to several other major automobile manufacturers and suppliers who have expressed interest in touch-enabled automobile controls.

      Three-Dimensional and Professional Products. Our three-dimensional and professional products allow users to capture three-dimensional computer models directly from physical objects. These products include the MicroScribe G2 product line, which contains sensor and microprocessor technologies that allow users to digitize physical objects simply by tracing their contours with a stylus. Third-party software records the three-dimensional geometry of the object and reproduces it on the screen as a three-dimensional computer model. The MicroScribe G2 product line is designed to support the needs of game developers, engineers, animators, filmmakers, industrial designers and other professionals who need to create realistic three-dimensional computer images quickly and easily.

      Other 3D products include our CyberGlove, CyberGrasp and CyberForce line of gloves and touch-enabled interaction hardware and our VirtualHand® three-dimensional interaction software. Used together the CyberGloves and VirtualHand software simulate the manipulation of objects in three-dimensional environments. Our CyberGlove line of whole-hand sensing gloves and three-dimensional software products are used in research applications and in high-end simulation, mechanical computer-aided design, visualization and motion-capture applications to improve the product development process.

      In addition to these 3D products, we manufacture and sell specialized professional products such as computer peripherals that are not touch-enabled, but incorporate related advanced computer peripheral technologies. These specialized peripherals include the Softmouse, a high performance, non-touch-enabled mouse optimized for use in geographic information systems and mapmaking, and PinPoint, a stereotactic arm used to enable image-guided biopsies and radiation therapy.

Technologies and Products

      Technology Licensing. We currently license our intellectual property to manufacturers that produce devices incorporating our touch-enabling technologies. In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. Our licensing model includes an up-front license fee and/or a per-unit royalty paid by the manufacturer that is a percentage of the wholesale selling price of the touch-enabled product. In addition, our licensees generally have branding obligations. The prominent display of the TouchSense logo on retail packaging generates customer awareness for our technologies.

      Consumer, Computing and Entertainment Products. We license our intellectual property to manufacturers and distributors that incorporate our touch-enabling technologies into various computer peripheral devices targeted at the PC and game console platforms. Currently, there are consumer PC joysticks sold using TouchSense technology, including the Wingman Force 3D from Logitech; the Cyborg 3D Force, ST330 and 3D Rumble Joystick from Saitek; the Fox 2 Pro Joystick and Top Gun Afterburner Force Feedback Joystick from ThrustMaster; and the Destroyer Aftershock from Gravis. There are also PC steering wheel gaming peripherals licensed under the TouchSense brand, including the Wingman Formula Force GP and the MOMO Force from Logitech; the NASCAR Pro Force Feedback Racing Wheel and the F1 Force Feedback Racing Wheel from Guillemot; and the R440 Force Feedback Wheel from Saitek. There are PC gamepads sold using TouchSense technology, including the WingMan Cordless Rumblepad and WingMan Rumblepad from Logitech; the Xterminator Force and Eliminator Aftershock from Gravis; the FireStorm Dual Power Gamepad from ThrustMaster; and the P1500 and P2500 from Saitek.

      In the video game console peripheral market, Immersion has licensed its patents for use in more than 50 spinning mass tactile feedback devices from various manufacturers including Mad Catz, Logitech, Intec, NYKO, Saitek, Thrustmaster and SpectraVideo. These products are designed to work with one or more video game consoles including the XBox from Microsoft, the PlayStation and PlayStation 2 from Sony, the GameCube, N64, and GameBoy from Nintendo, and the DreamCast from Sega.

      Recently we have expanded the scope of our Consumer, Computing and Entertainment Products division and licensed our technology to Samsung for incorporation into its cell phones.

      Medical Products. We have five medical simulation product lines: our CathSim® Vascular Access Simulator, which simulates intravenous catheterization; our AccuTouch® Endoscopy Simulator, which simulates endoscopy procedures; our AccuTouch Endovascular Simulator, which simulates endovascular interventions; our Laparoscopic simulation hardware that can be integrated with third-party software for surgical procedure simulation; and our AccuTouch Rigid Endoscopy Simulator, which simulates such procedures as hysteroscopy. These devices are used for training and educational purposes that enable health professionals to feel simulations of the sensations experienced during medical procedures, such as encountering an unexpected obstruction in an artery. All these products are comprised of a hardware system, an interface device and software modules. We sell the hardware systems for between $6,000 and $40,000. We design each product line to maximize the number of procedures that can be simulated with minimal additional customer hardware investment. These systems then enable potential additional sales of software to the installed base of hardware systems. The relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 25 various software modules available that replicate such medical procedures as intravenous catheterization, peripherally inserted central catheters (“PICC”), bronchoscopy, colonoscopy, cardiac pacing modules, coronary angioplasty and hysteroscopy.

      Medtronic, a leading medical device company, accounts for a large portion of our medical simulation product revenues as well as development contract revenues. A reduction in sales to Medtronic, a reduction in development work, or a decision not to renew existing licenses by Medtronic may reduce our total revenue. For the year ended December 31, 2003 Medtronic accounted for 18% of our total revenues

      Industrial and Automotive Controls. We have developed TouchSense technology appropriate for use in automobile controls. We have licensed this technology to automobile manufacturers and automobile component suppliers. BMW was the first automobile manufacturer to license our TouchSense knob technology for use in the dashboard controls of its 2002 7 Series sedan model. BMW has also launched the 2003 Rolls Royce and the 2004 5 Series and 6 Series, all with our technology. We have also formed a strategic relationship with ALPS Electronics, a leading automotive component supplier, as part of a strategy to speed adoption of our TouchSense technologies across the automotive industry. Volkswagen included our technology in its high-end Phaeton sedan. We are also working with other major automobile manufacturers, who have expressed interest in touch-enabled automobile controls.

      Three-Dimensional and Professional Products. The Microscribe G2 products are a family of 3D digitizers that allow users to create accurate 3D computer models by tracing over the contours of a physical object. The three primary markets for the MicroScribe G2 digitizer are graphic arts, CAD/ CAM and 3D-positioning/ OEM, with CAD/ CAM being the largest and fastest growing of those markets.

      We manufacture and sell the CyberGlove system, a fully instrumented glove that accurately measures the movement of a user’s hand and, used in conjunction with our software, maps the movement to a graphical hand on the computer screen. Users can “reach in and grab” digital objects similar to physical objects. The CyberTouchTM system is a CyberGlove product with a vibro-tactile feedback option that provides users with tactile cues when they manipulate digital objects. The CyberGrasp system is an option for the CyberGlove product that adds force-feedback to the fingertips. With a CyberGrasp system, users can actually feel the 3D graphical objects being manipulated on the screen. The CyberForce product is an enhanced, grounded force-

feedback product. Incorporating our TouchSense technologies, a CyberForce system allows users to better sense immovable objects and inertia by restricting arm movement. Our Haptic Workstation (“HWS”) combines a number of these elements into a physical platform enabling the study of ergonomics and spatial relationships. HWS has been sold into research institutions in the U.S. and Europe.

      Our software products for our whole-hand interfaces include VirtualHand Software Development Kit (SDK), VirtualHand Extension to WorldToolKit, and VirtualHand for V5. VirtualHand SDK is a software toolkit that helps users integrate our whole-hand glove-based interface products into specific applications. VirtualHand Extension to WorldToolKit integrates VirtualHand SDK into a well-established virtual-world building product from Sense8. VirtualHand for V5 leverages our relationship with Dassault Systemes by bringing our glove-based products directly into the CATIA V5 and ENOVIA V5 environments, allowing for real-time interaction with digital prototypes for the evaluation of ergonomics, assembly and maintainability of products. Multiple digital design iterations can replace the need for physical prototypes, reducing costs and time to market.

Sales, Marketing And Support

      Our sales, distribution and support structure varies by market. In the PC and video console gaming and mobility markets, we establish licensing relationships through our business development efforts. In Automotive, we use a worldwide direct sales force targeting OEMs and tier 1 suppliers. With respect to medical simulation, we employ a direct sales force that markets simulation systems to hospitals, health management organizations, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military and other organizations involved in procedural medicine. We have seven regional medical sales representatives in the United States and two sales representatives in Europe. The MicroScribe G2 desktop digitizers, along with first and third-party hardware accessories and companion software, are sold through an international network of over 50 resellers including CNC Services, ID8 Media, and International Technology Transfer Corporation. Major OEMs include NOMOS Corporation. In addition to direct sales, our whole-hand interaction products are distributed, sold and supported by a growing worldwide network of over 20 international and domestic resellers including Nissho Electronics, Immersion S.A. and Engineering Systems Technologies. We have strategic relationships or contracts with leading 3D CAD/ CAM and interaction companies, including Dassault Systemes, a worldwide leader in product lifecycle management software.

      Our sales force is also augmented through co-marketing arrangements. As part of our strategy to increase our visibility and promote our touch-enabling technology, our license agreements generally require our licensees to display the TouchSense logos on licensed products they distribute. With respect to intellectual property licensing, we have focused our marketing activities on developing relationships with potential licensees and on participating with existing licensees in their marketing and sales efforts. To generate awareness of our technologies and our licensees’ products, we participate in industry trade shows, maintain ongoing contact with industry press and provide product information over our Web site.

      A focus of our marketing efforts in certain markets is to promote the adoption of our touch-enabling technology by software developers to facilitate the implementation of touch sensations into software applications. We have developed the Immersion TouchSense Developer Toolkit, which contains our software authoring tools, as well as documentation, tutorials and software files containing sample touch sensations. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications.

      We believe that it is important to increase awareness of our touch-enabling technology among potential customers and, in some markets, the end users. To generate increased awareness and sales leads, we execute marketing campaigns specific to each market. These campaigns for a specific market may include public relations programs, Internet marketing, advertising, trade shows, and/or public speaking at industry events.

      Our sales and marketing expenses were $7.8 million in 2003, an increase of $200,000 over 2002 spending. We have budgeted further increases for 2004 as we expect our Sales, Marketing and Support expenses to increase over time as we expand our technology offerings and seek to increase market penetration.

Research And Development

      Our success depends on our ability to invent, improve and reduce the costs of our technologies in a timely manner and to interact with our licensees who are integrating our technologies into theirs.

      Immersion Engineering. We have assembled a team of highly skilled engineers who possess experience in the disciplines required for touch-enabling technology development, including mechanical engineering, electrical engineering, firmware, control system, computer science and content development including medical doctors and 3D and automotive applications.

      Licensee Interaction. In order to increase the successful integration and adoption of our technology in a licensee’s product, we need to ensure clear communication between Immersion and our customers. Therefore, all collaborative development efforts are structured using a four-phase approach including a Product Definition phase, a Concept Development phase, a Detail Design phase and a Production Design phase. At the conclusion of each phase, a review meeting is held with the team members from Immersion and the partner company to examine what was discovered and the conclusions that were reached during that portion of the project. These reviews provide an excellent opportunity to reassess the project direction and product viability prior to entering subsequent phases. The continuation of Immersion’s development effort is contingent upon successful completion of prior phases. This method ensures that the customer’s financial risk is minimized and assures that project deliverables remain consistent with the goals established in the Product Definition phase.

      Our research and development efforts have been focused on technology development, including hardware, software and designs. We have entered into numerous contracts with corporations and government agencies that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we provide the applicable government agency a license to use the technology for non-commercial purposes.

      Our research and development expenses were $7.0 million in 2003, an increase of $549,000 over 2002 spending, and we have budgeted further increases in 2004 to support our development contract efforts and advance our core technology.

Competition

      With respect to touch-enabled consumer products, we are aware of several companies that claim to possess force feedback technology applicable to the consumer market, but we are not aware that any of these companies or their licensees have introduced touch-enabled products. In addition, we are aware of several companies that currently market unlicensed force feedback products in the consumer markets. We are engaged in litigation with one of these companies, Sony Computer Entertainment, over infringement of our patents. Several companies also currently market force feedback products to nonconsumer markets and could shift their focus to the consumer market. In addition, our licensees may develop products that compete with products employing our touch-enabling technology but are based on alternative technologies or develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Many of our licensees, including Microsoft, Logitech, and other potential competitors have greater financial and technical resources upon which to draw in attempting to develop computer peripheral technologies that do not make use of our touch-enabling technology.

      Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position. There is no guarantee that patents will be issued from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated or circumvented, and claims of our patents may not be of sufficient scope or strength or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.

      Our competitive position is partially dependent on the competitive positions of our licensees that pay a per-unit royalty. Our licensees’ markets are highly competitive. We believe that the principal competitive factors in our licensees’ markets include price, performance, user-centric design, ease of use, quality and timeliness of products, as well as the manufacturer’s responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotional programs and brand recognition. Touch-related benefits in such markets may be viewed simply as enhancements and compete with non-touch-enabled technologies.

      There are several companies that currently sell high-end simulation products that compete with our Immersion Medical Division’s products, including Simbionix, Mentice and Medical Simulation Corporation. The principal bases for competition in these markets are technological sophistication and price. We believe we compete favorably on these bases.

      Another company, SensAble Technologies, currently sells high-end 3D sculpting and design products that employ haptics. We believe that SensAble’s products compete on some level with our 3D Interaction products.

Intellectual Property

      We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property.

      Immersion and its wholly owned subsidiaries hold more than 210 issued patents and more than 240 pending patent applications in the U.S. and abroad covering various aspects of our hardware and software technologies. Our current U.S. patents begin to expire starting in 2007.

      Where we feel it is appropriate, we will engage the legal system to protect our intellectual property rights as we have done in our complaint against Sony Computer Entertainment. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. We anticipate that this litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation.

Available Information

      It is Immersion’s policy to make all of our filings with the Securities and Exchange Commission (“SEC”), including without limitation our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, available free of charge on our Web Site, www.immersion.com, on the day of filing.

Employees

      As of December 31, 2003, we had 126 full-time and 6 part-time employees, including 52 in research and development, 37 in sales and marketing and 43 in legal, finance, administration and operations. As of that date, we also had 2 independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

      The following table sets forth information regarding our executive officers as of March 26, 2004:

Name	Position With the Company	Age

Victor Viegas	President, Chief Executive Officer, Chief Financial Officer, and Director	47
Dexter C. Tight, Jr.	Vice President and General Manager, Industrial Business Group	51
Richard Vogel	Senior Vice President and General Manager of Immersion Medical	50

      Mr. Victor Viegas has served as our President, Chief Executive Officer, Chief Financial Officer, and Director since October 2002, having served as President, Chief Financial Officer and Chief Operating Officer from February 2002. From August 1999 until February 2002, Mr. Viegas served as our Chief Financial Officer and Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree from Santa Clara University. Mr. Viegas is also a Certified Public Accountant in the State of California.

      Mr. Dexter C. Tight, Jr. joined Immersion in November 2003 as our Vice President and General Manager of our Industrial Business Group. He is responsible for Immersion’s Industrial Businesses, which are focused on touch feedback for automotive and industrial controls and includes all of Immersion’s 3D digitizing and 3D interactive products. Mr. Tight has spent over 25 years working in high technology Silicon Valley companies in marketing and sales, senior management and product development. Prior to joining Immersion, he was the Chief Executive Officer and founder of Edge Capital Access, an investment banking firm. Before that, he was Vice President Marketing and Sales at Diablo Research, an outsourced engineering company. He has held a number of senior marketing positions at Raychem, Metcal, Pyramid and Spectra Physics. He holds a bachelor’s degree in physics from Denison University, a master’s degree in mechanical engineering from Stanford University and an MBA from Stanford Graduate School of Business.

      Mr. Richard Vogel joined Immersion in March 2004 as Senior Vice President and General Manager of our wholly owned subsidiary, Immersion Medical, in Gaithersburg, Maryland. He is responsible for our Medical Training and Simulation Business. Previously, Mr. Vogel has held Chief Executive Officer, President, Chief Operation Officer and general manager positions at a variety of medical device, durable medical equipment, and capital equipment companies. Over his 25-year career, he has profitably grown medical start-ups as well as the medical businesses of public companies such as Kinetic Concepts, Inc. and American Cyanamid. Mr. Vogel holds a Bachelor of Arts degree from Middlebury College in Vermont and a Master of Business Administration degree from Harvard Business School. He speaks five languages and has extensive international experience including assignments in various locations in Europe and South America.

RISK FACTORS

      You should carefully consider the following risks and uncertainties, as well as other information in this report and our SEC filings, before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or which we currently believe are immaterial could also materially adversely affect our business, financial condition or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also, “Forward-Looking Statements discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Factors that May Affect Future Results

We had an accumulated deficit of $93 million as of December 31, 2003, have a history of losses, will experience losses in the future and may not achieve or maintain profitability.

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

      On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment moved for summary judgment on the grounds that all asserted claims are invalid. Immersion has opposed these motions. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the court rescheduled the trial from April 12, 2004 to April 19, 2004.

      On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 9 to our consolidated financial statements. If Sony Computer Entertainment were successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired and we may be required to pay Sony Computer Entertainment’s attorneys fees. The case is scheduled to go to trial in April 2004.

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

      Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology and to disclose to us proprietary product development and other strategies;

•	if we are not successful in the litigation with Sony, not only might we have a difficult time signing up new gaming licensees, we also risk losing our existing licensees as well;

•	difficulties in convincing car companies to sign a license agreement with us when they will need to purchase components from one of their vendors who may or may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like cell phones and automobiles.

      A majority of our current royalty revenue has been derived from the licensing of our portfolio of touch-enabling technologies for personal computer gaming peripherals, such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is declining and is a substantially smaller market than either the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve royalty revenue growth.

The terms in our agreements may be construed by our licensees in a manner that is inconsistent with the rights that we have granted to other licensees, or in a manner that may require us to incur substantial costs to resolve conflicts over license terms.

      We have entered into, and will continue to enter into, agreements pursuant to which our licensees are granted rights under our technology and intellectual property. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories, and may include exclusive rights or sublicensing rights. The license terms and restrictions in our agreements, including but not limited to field of use definitions, market sector and product category definitions, and sublicensing and exclusivity terms, shall collectively be referred to as “License Provisions.”

      Due to the continuing evolution of market sectors, product categories and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different to our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to (a) claims that we have granted rights to one licensee which are inconsistent with the rights that we have granted to another licensee, and/or (b) claims by one licensee against another licensee that may result in our incurring indemnification or other obligations or liabilities.

      In addition, after entering into an agreement it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in a manner that was not foreseen or was not foreseeable at the time the agreement was entered into. As a consequence, in the agreement we may have granted rights that will preclude or restrict our exploitation of potentially lucrative new opportunities that arise after the execution of the agreement.

Automotive royalties could be reduced if BMW were to abandon its iDrive system.

      Our largest royalty stream from the auto industry is from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complexity. While this negative press is not our fault, it may mean limited sales of BMW’s cars, and could ultimately lead to their abandoning the system, which could reduce or eliminate the related royalties.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets might decline if Microsoft increases its volume of sales of touch- enabled gaming products and consumer products at the expense of our other licensees.

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

      For the years ended December 31, 2003, 2002 and 2001 we derived 18%, 10% and 9%, respectively, of our total revenue from Medtronic. If our royalty and license revenue or product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

Mad Catz accounts for a significant portion of our revenue and the failure of Mad Catz to achieve sales volumes for its gaming products that incorporate our touch-enabling technologies may reduce our total revenue.

      Mad Catz accounts for a significant portion of our total revenue. For the year ended December 31, 2003 our revenue from Mad Catz increased as compared to 2002. For the years ended December 31, 2003, 2002 and 2001 we derived 7%, 6% and 2%, respectively of our total revenue from Mad Catz. We expect that a significant portion of our total revenue will continue to be derived from Mad Catz. If Mad Catz fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our total revenue may decline.

Logitech accounts for a significant portion of our revenue and the failure of Logitech to achieve sales volumes for its gaming peripheral products that incorporate our touch-enabling technologies may reduce our total revenue.

      Logitech has in the past and may in the future account for a significant portion of our revenue. For the year ended December 31, 2003 our revenue from Logitech declined from 2002. For the years ended December 31, 2003, 2002 and 2001 we derived from Logitech 5%, 8% and 14%, respectively of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer peripheral products that incorporate our technologies, our total revenue may decline.

We may elect to or need to raise additional capital in the future, which may result in substantial dilution to our stockholders.

      Should any unanticipated circumstances arise which significantly increase our cash or capital requirements we may elect to or need to raise additional capital in order to ensure a sufficient supply of cash for such events or future periods. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past three years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

We may be unable to increase sales of our medical simulation devices if, as a result of the current economic slowdown or other factors, medical institutions do not budget for such devices.

      Our medical simulation products, such as our AccuTouch Endoscopy Simulator, the AccuTouch Endovascular Simulator and our Laparoscopic Surgical WorkstationTM, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of the economic slowdown, cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the continuing threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain funding for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets and this may adversely affect our contract and development revenue generated by the medical segment.

We do not control or influence our licensees’ manufacturing, promotion, distribution or pricing of their products incorporating our touch-enabling technologies, upon which we are dependent to generate royalty revenue.

      A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2003, 2002 and 2001, 30%, 26% and 28% of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

      In the past, manufacturers of peripheral products including certain gaming products such as joysticks, wheels or gamepads, have been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. We have not experienced any product liability claims to date. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions.

The higher cost of products incorporating our touch-enabling technologies may inhibit or prevent the widespread adoption and sale of products incorporating our technologies.

      Personal computer gaming peripherals and automotive and industrial controls incorporating our touch-enabling technologies are more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co., Ltd., Samsung and BMW, have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

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

Competition from new competitors in the medical market may reduce our revenue.

      If the medical simulation market develops as we anticipate, we will probably have a greater number of competitors and may have competition in product lines where we have previously enjoyed sole supplier status. Increased competition may result in the reduction of our market share and/or cause us to reduce our selling prices which may result in a decline in our revenue.

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

      Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technology could also require significant additional expenses and strain our management, financial and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:

•	we fail to develop new technologies;

•	the technologies we develop infringe on existing non-Immersion patents;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

We depend on a single supplier to produce some of our medical simulators and may lose customers if this supplier does not meet our requirements.

      We have one supplier for some of our custom medical simulators. Any disruption in the manufacturing process from our sole supplier could adversely affect our ability to deliver our products, ensure quality workmanship and could result in a reduction of our product sales. Additionally, the single supplier could increase prices and thereby erode our margins before we are able to find an alternative source.

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

      The product development process for automobiles is very lengthy, sometimes longer than four years. We do not earn per unit royalty revenue on our automotive technologies unless, and until, automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, which is likely to be determined by many factors beyond our control.

We might be unable to retain or recruit necessary personnel, which could slow the development and deployment of our technologies.

      Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our management and other key personnel, many of whom would be difficult to replace. Management and other key employees may voluntarily terminate their employment with us at any time upon short notice. The loss of management or key personnel could delay product development cycles or otherwise harm our business.

      We believe that our future success will also depend largely on our ability to attract, integrate and retain sales, support, marketing and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating and retaining such personnel. Given the protracted nature of if, how and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Some of our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology and develop new technologies.

Our major stockholders retain significant control over us, which may lead to conflicts with other stockholders over corporate governance matters and could also affect the volatility of our stock price.

      We have, and had in the past, and may have in the future, stockholders who retain greater than 10%, or in some cases greater than 20%, of our outstanding stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.

Because personal computer peripheral products that incorporate our touch-enabling technologies currently must work with Microsoft’s operating system software, our costs could increase and our revenues could decline if Microsoft modifies its operating system software.

      Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 98, Windows 2000, Windows Me and Windows XP operating systems software, including DirectX, Microsoft’s entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

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

      As part of our business strategy, we have in the past acquired, and may in the future acquire, businesses or intellectual property that we feel could complement our business, enhance our technical capabilities or increase our intellectual property portfolio. If we consummate acquisitions through cash and/or an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

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

      To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of December 31, 2003, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

Our stock price may fluctuate regardless of our performance.

      The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of Immersion common stock by insiders or others including Microsoft; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, such as the suit currently filed against us.

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

      We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing and distribution functions for the Immersion Computing, Entertainment and Industrial operating segment. Products produced in San Jose include our MicroScribe G2 digitizer, our CyberGlove line of whole-hand sensing gloves and three-dimensional software products, and several of our professional and industrial products, including the Softmouse, various arcade products and automotive demo knobs. The lease for this property was to expire in June 2005, during March 2004 the lease was extended to June 30, 2010.

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

      Overall, the rent paid, including operating expenses, property taxes, and assessments, is currently approximately $143,000 per month and is subject to annual adjustment. We believe that our existing facilities are adequate to meet our current needs.

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

      On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At our request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. We filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the court rescheduled the trial from April 12, 2004 to April 19, 2004.

      On July 28, 2003, we announced that we had settled our legal differences with Microsoft and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 9 to our consolidated financial statements. If Sony Computer Entertainment was successful in its counterclaims and our patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired. For Sony Computer Entertainment to be awarded damages for attorneys’ fees the court would have to rule that we acted with willful disregard and did not perform a proper investigation. We currently believe it is remote that a loss may be or has been incurred related to the counterclaims of Sony Computer Entertainment. The case is scheduled to go to trial in April 2004.

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

      No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2003
Fourth Quarter	$6.70	$4.90
Third Quarter	$6.55	$1.55
Second Quarter	$2.32	$1.12
First Quarter	$1.55	$1.00
Fiscal year ended December 31, 2002
Fourth Quarter	$3.12	$0.98
Third Quarter	$2.90	$1.03
Second Quarter	$3.60	$1.00
First Quarter	$7.04	$1.85

      On March 10, 2004, the closing price was $8.57 and there were 171 stockholders of record.

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

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$20,223	$20,235	$19,232	$15,263	$10,942
Cost and expenses	35,073	35,270	36,660	39,125	19,854
Operating loss	(14,850)	(15,035)	(17,428)	(23,862)	(8,912)
Net loss	(16,974)	(16,530)	(21,746)	(22,172)	(9,470)
Basic and diluted net loss per share	$(0.83)	$(0.83)	$(1.16)	$(1.25)	$(1.21)
Shares used in calculating basic and diluted net loss per share	20,334	19,906	18,702	17,719	7,852

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$21,738	$8,717	$10,381	$23,474	$46,606
Working capital	22,032	8,898	11,888	27,565	50,657
Total assets	37,913	25,301	37,025	57,494	60,987
Long-term obligations, less current portion	16	51	250	4,192	3,823
Long-term customer advance from Microsoft	27,050	—	—	—	—
Total stockholders’ equity (deficit)	(1,219)	13,948	28,814	48,343	52,963

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report.

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

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      We recognize revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principle sources: royalty and license fees, product sales, and development contracts. We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. Examples of our typical license models are as follows:

License revenue model	Revenue recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted	Based on straight-line amortization of an annual minimum/up-front payments recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.

      We generally license and recognize revenue from our licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21 and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe G2 product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe system and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

      We have executed a series of agreements with Microsoft Corporation as described in Note 9 to our consolidated financial statements that provide for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing and financing arrangements. We have accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft.

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

      We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2003, we capitalized external costs associated with patents and trademarks of $1.6 million and our amortization expense for the same period was $102,000.

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

Results of Operations

Overview of 2003

      During 2003, we achieved several significant milestones. We advanced penetration into our core markets and succeeded at gaining market acceptance of new haptics-based solutions. In addition,

•	Our medical business was profitable for the full year, driven largely by $3.2 million in licensing and development revenues associated with agreements signed with Medtronic.

•	We signed a multiyear licensing agreement with Samsung, enabling this cell phone innovator to deliver a new generation of phones that include Immersion’s TouchSense touch feedback technology.

•	We have programs in production or development with four of the top 10 automotive OEMs spanning Europe, Asia, and North America and three of the world’s most prestigious brands.

•	We achieved a successful outcome to our litigation with Microsoft.

•	Our intellectual property portfolio continued to grow, and we continued to pursue our patent infringement litigation with Sony Computer Entertainment.

      During 2003 we experienced a decline in medical product sales mainly due to the cautious economic environment and its impact on our customer’s ability to secure capital funding for such purchases. Furthermore, our royalty and license revenues were negatively impacted by the decline in the PC gaming market, in part due to the trend away from PC gaming towards console gaming. During 2003, we continued to pursue our litigation against Sony Computer Entertainment which diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. We incurred significant costs, $7.0 million associated with the litigation during the year, as our litigation expenses increased by $5.1 million from 2002. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. The case is scheduled to go to trial in April 2004.

      In 2004, we expect to see continued growth in our business segments as our technology gains further acceptance. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

      The following table sets forth our statement of operations data as a percentage of total revenues.

	Years Ended December 31,

	2003	2002	2001

Revenues:
Royalty and license	30.1%	25.9%	27.9%
Product sales	46.8	53.0	53.9
Development contracts and other	23.1	21.1	18.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	26.1	29.0	31.6
Sales and marketing	38.4	37.4	51.3
Research and development	34.8	32.1	39.2
General and administrative	61.8	39.8	40.0
Amortization of intangibles and deferred stock compensation	12.3	15.4	27.3
Impairment of goodwill	—	18.6	—
Other charges	—	2.0	1.2

Total costs and expenses	173.4	174.3	190.6

Operating loss	(73.4)	(74.3)	(90.6)
Interest and other income	0.6	1.5	5.7
Interest expense	(0.3)	(2.9)	(4.5)
Other expense	(10.1)	(6.0)	(23.6)

Loss before provision for income taxes	(83.2)	(81.7)	(113.0)
Provision for income taxes	(0.7)	—	—

Net loss	(83.9)%	(81.7)%	(113.0)%

Comparison of Years Ended December 31, 2003, 2002, and 2001

Revenues

	2003	% Change	2002	% Change	2001

Royalty and license	$6,088	16%	$5,231	(2)%	$5,362
Product sales	9,455	(12)%	10,723	4%	10,360
Development contracts and other	4,680	9%	4,281	22%	3,510

Total revenue	$20,223	—%	$20,235	5%	$19,232

Fiscal 2003 Compared to Fiscal 2002

      Total Revenue. Our total revenues for the year ended December 31, 2003 were flat compared to the year ended December 31, 2002. While the overall revenue did not increase, the revenue mix did change from 2002 to 2003.

      Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue increased $857,000 or 16% from 2002 to 2003. The increase in royalty and license revenue is a combination of an increase in medical royalty and licensee fees of $1.5 million and an increase in automotive royalties of $237,000, offset by a decrease in gaming royalties of $899,000. The significant increase in royalty and license revenue from our medical licensees is primarily due to license revenue of $1.9 million recognized on our license and development agreements with Medtronic. During the fourth quarter, we achieved the second of three milestones associated with our development and licensing agreements with Medtronic. By delivering a suite of new simulation products in December 2003, which Medtronic is currently using for cardiac-related therapy training, we were able to recognize $2.9 million, the majority of which was previously deferred revenue. Of the $2.9 million recognized, $1.9 million was included in royalty and license revenue and $1.0 million was included in development contract and other revenue. We expect to recognize the remaining license revenue under the agreements during 2004 and 2005. We have had a series of licensing and development agreements with Medtronic since 1998 and we will continue to seek additional arrangements in the future. Automotive royalties increased due to an increase in the number of vehicles manufactured with our technology incorporated in them. The decrease in royalty and license revenue from licensees who sell gaming peripherals is attributable to weakness in the PC gaming market due in part to the trend away from PC gaming towards console gaming and delays in product introductions by some of our licensees. In addition, the Chapter 11 bankruptcy protection filing of one of our licensees contributed $446,000 to the decline in gaming royalties.

      Product sales. Product sales decreased by $1.3 million or 12% from 2002 to 2003. The decrease in product sales is mainly due to a $1.6 million decrease in the volume of medical products sales offset in part by an increase in the volume of 3D and professional product sales. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. Many of our customers rely on grant monies to purchase our medical simulation devices. During this economic downturn, our customers have had difficulties in securing these funding sources and hence our medical product sales, primarily in the intravenous catheterization and endoscopic surgical simulator lines have declined.

      Development contract and other revenue. Development contract and other revenue is comprised of revenue on commercial and government contracts. Development contract and other revenue increased $399,000 or 9% from 2002 to 2003. The increase in this category is attributable to an increase of $733,000 in government contracts offset by a decrease in commercial contracts in the medical and automotive sectors in the amount of $334,000. While the commercial sector has experienced decreased development contract spending due to declining research and development budgets, the government has increased spending related to military and security needs.

Fiscal 2002 Compared to Fiscal 2001

      Total Revenue. Our total revenues for the year ended December 31, 2002 increased by $1.0 million or 5% to $20.2 million from $19.2 million in 2001.

      Royalty and license revenue. Royalty and license revenue decreased by $131,000 or 2% from 2001 to 2002. Royalties from our gaming licensees decreased by $953,000 due to the decline in sales of general computing and PC gaming peripheral devices as well as delayed product introductions from some of our licensees. The decrease in gaming royalties was offset by an increase of $401,000 in automotive royalties and license fees and an increase of $421,000 in medical royalty and license revenue due in part from signing new automotive and medical license agreements during 2002.

      Product sales. Product sales for the period ended increased by $363,000 or 4% from 2001 to 2002. The increase in product sales is primarily due to a $2.0 million increase in the volume of sales of our medical products as compared to 2001 offset by decreased microprocessor sales of $907,000 and decreased 3D products sales of $306,000. Demand for medical products increased across all product lines, and in particular the endoscopy simulator. The decline in our microprocessor sales is based on a decision to decrease the sales effort related to this low margin product line as well as reduced volume requirements from our licensees who use this microprocessor solution. Sale of our 3D products such as our MicroScribe G2 digitizer and our line of whole-hand interface devices decreased in 2002 from 2001 mainly due to delays in purchasing decisions by customers affected by the current economic slowdown.

      Development contract and other revenue. Development contract and other revenue increased by $771,000 or 22% during fiscal 2002 as compared to fiscal 2001 due to securing new commercial and government development contracts in the medical field.

Cost of Product Sales

	2003	% Change	2002	% Change	2001

Cost of product sales	$5,276	(10)%	$5,881	(3)%	$6,074
% of product sales	56%		55%		59%

      Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of sales associated with royalty and license revenue or development contract revenue. The cost of product sales decreased by $605,000 or 10% from 2002 to 2003 due to a combination of decreased product sales, decreased royalty costs, decreased price and production variances and decreased overhead costs, offset by increased inventory write offs for excess and obsolete inventory. Product sales decreased by 12% from 2002 to 2003 but direct material and labor costs only decreased by $134,000 or 4% due to a reduction in sales of our higher margin products such as our medical simulators, causing an unfavorable product mix. Royalty costs decreased by $274,000 from 2002 to 2003 due in part to the elimination of royalties on our MicroScribe G2 product line due to the settlement agreement reached with MicroScribe LLC in 2002. In addition there were cost savings from decreased price and production variances of $249,000 and decreased overhead costs of $33,000 during fiscal 2003 as compared to fiscal 2002. These cost savings were offset by inventory write offs for excess and obsolete inventory of $197,000 due to design revisions made to products to improve product quality.

      The cost of product sales decreased by $193,000 or 3% from 2001 to 2002 due to a combination of favorable product mix, decreased inventory write-downs, and decreased royalties offset by increased price and production variances and increased overhead costs. Product sales volume increased by 4% from 2001 to 2002 but direct material and labor costs decreased by $194,000 or 5% due to the reduction in sales of our lower margin products such as our microprocessors causing a favorable product mix and reduced direct costs. Inventory write-downs decreased by $151,000 largely due to a write-down taken during fiscal 2001 for our LightScribe product line. Royalty costs decreased by $52,000 from 2001 to 2002 due to the elimination of royalties due on our MicroScribe G2 product line after June of 2002. These cost savings were offset by increased price and production variances of $133,000 and increased overhead costs of $80,000 during fiscal 2002 as compared to fiscal 2001.

Expenses

	2003	% Change	2002	% Change	2001

Sales and marketing	$7,764	3%	$7,566	(23)%	$9,868
Research and development	7,045	8%	6,496	(14)%	7,548
General and administrative	12,508	55%	8,064	5%	7,694
Amortization of intangibles and deferred stock compensation	2,480	(20)%	3,108	(41)%	5,252
Impairment of goodwill	—	(100)%	3,758	100%	—
Other charges	—	(100)%	397	77%	224

      Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel and an allocation of facilities costs. Sales and marketing expenses increased by $198,000 or 3% in 2003 compared to 2002. The increase in expense was attributable to increased sales and marketing focus on medical and cell phone market opportunities as well as upgrading our corporate marketing function, offset by decreased spending in collateral and advertising which we were able to leverage from prior period investments and decreased bad debt expense. In 2003, we increased headcount and related compensation, benefits and overhead by $99,000, increased professional consulting and license fees by $92,000 and increased travel by $251,000 to support the sales and marketing efforts noted above. Offsetting this, we reduced advertising, market development funds, Web site development and corporate identity by $101,000 leveraging investments in those categories from prior periods and we reduced bad debt expense by $166,000. During the later half of 2003 and the beginning of 2004, we reorganized and redeployed our sales and marketing teams to capitalize on our leading technology and progress with strategic customers in order to better execute our market development and our sales strategy. We hired a number of new sales and marketing employees during this period and anticipate increased compensation expense related to these new hires in the future. We anticipate increased and continued investment in sales and marketing in future periods to exploit market opportunities for our technology.

      Sales and marketing expenses decreased by $2.3 million or 23% in 2002 compared to 2001. The reduction in expenses was attributable to our continued cost cutting measures and leverage of prior period investments in sales and marketing. In 2002, we reduced advertising, market development funds, Web site development and corporate identity by $1.1 million. In addition we reduced expenses associated with headcount and related overhead costs by $819,000 due to decreased headcount. The remaining cost reduction is associated with reduced travel expenses of $149,000 and reduced office and supplies expenses of $133,000.

      Research and Development. Our research and development expenses are comprised primarily of employee headcount and related compensation and benefits, consulting fees, costs of acquired technology, tooling and supplies and an allocation of facilities costs. Research and development expenses increased to $7.0 million in 2003 compared to $6.5 million in 2002. The increase of $549,000 or 8% increase from the prior fiscal year was primarily due to increased salary, benefit and related overhead costs of $262,000 related to upgrading our engineering talent and relocation costs related to moving our vice president of engineering, from Montreal, Quebec to San Jose, California. Other factors causing this increase in expenses were increased outside professional services and license fees of $164,000 and increased supplies and materials of $87,000. We believe that continued investment in research and development is critical to our future success, and we expect these expenses may increase in absolute dollars in the future periods but decrease as a percentage of revenue.

      Research and development expenses decreased to $6.5 million in 2002 compared to $7.5 million in 2001. The decrease of $1.0 million or 14% reduction from the prior fiscal year was primarily due to reduced headcount and related overhead costs of $693,000 and reduced outside professional services of $389,000.

      General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel and an allocation of facilities costs. General and administrative expenses increased to $12.5 million in 2003 compared to $8.1 million in 2002. The increase of $4.4 million or 55% is primarily attributable to increased legal and professional fees of $4.7 million, mostly related to the litigation against both Sony Computer Entertainment and Microsoft, offset by decreased personnel and related overhead costs of $121,000 and public company expenses of $78,000. We expect that the dollar amount of general and administrative expenses will increase in the future as we incur additional costs related to these legal matters and compliance costs associated with Sarbanes-Oxley and new Nasdaq listing requirements among others.

      General and administrative expenses increased to $8.1 million in 2002 compared to $7.7 million in 2001. The increase of $370,000 or 5% is primarily attributable to increased legal and professional fees of $1.5 million, mostly related to the litigation against us and litigation against both Sony Computer Entertainment and Microsoft, offset by decreased personnel and related overhead costs of $1.1 million due in part to the elimination of some executive management positions.

      Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation decreased by $628,000 or 20% from 2002 to 2003. The decrease is mainly attributable to intangible amortization that decreased by $211,000 as some intangible assets reached full amortization and a decrease in deferred stock compensation expense of $417,000 due to the expiration of certain option vesting periods.

      Amortization of intangibles and deferred stock compensation decreased by $2.1 million or 41% from 2001 to 2002. The decrease is mainly attributable to $1.4 million of goodwill amortization incurred during 2001 prior to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and intangible assets with indefinite lives not be amortized but tested at least annually for impairment, and therefore no goodwill amortization was recorded during fiscal 2002. Intangible amortization decreased by $516,000 as some intangible assets reached full amortization and deferred stock compensation expense decreased by $218,000 due to the expiration of certain option vesting periods.

      Impairment of Goodwill. Impairment of goodwill decreased $3.8 million or a 100% decrease from 2002 to 2003. During the fourth quarter of 2002, in accordance with SFAS No. 142, an impairment test was performed on goodwill in conjunction with the annual forecasting process. Based on that analysis, it was determined that goodwill was impaired and a $3.8 million impairment loss was recognized during 2002.

      Other Charges. Other charges decreased $397,000 or a 100% decrease from 2002 to 2003. The costs in 2002 primarily consisted of severance benefits paid as a result of the reduction in force of twelve employees in 2002. Employees from manufacturing, sales and marketing, research and development and general and administrative were included in the reduction in force. We did not incur any additional charges related to the aforementioned reduction in force.

      For fiscal year 2002, other charges increased $173,000 or 77% from 2001 to 2002. The $224,000 of costs incurred in 2001 mainly consists of $199,000 in severance benefits paid as part of a reduction in force of eighteen employees in 2001 and $25,000 of accounting and legal charges, relating to the merger that occurred in the prior fiscal year. Employees from sales and marketing, research and development and general and administrative were included in the reduction in force. We did not incur any additional charges related to the 2001 reduction in force.

Interest and Other

	2003	% Change	2002	% Change	2001

Interest and other income	$126	(59)%	$306	(72)%	$1,088
Interest expense	50	(91)%	582	(32)%	859
Other expense	2,046	68%	1,219	(73)%	4,547

      Interest and Other Income. Interest and other income, consists primarily of interest income, dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income declined by $180,000 and $782,000 for the year ended December 31, 2003 and 2002, respectively. The decline is primarily due to reduced cash, cash equivalents and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments.

      Interest Expense. Interest expense consists primarily of interest expense on notes payable and capital leases. The decrease in interest expense from 2002 to 2003 and from 2001 to 2002 is related to the maturity and subsequent payment of certain notes payable in 2002 and 2003.

      Other Expense. Other expense consists primarily of impairment losses on our investments in privately held companies and accretion and dividend expense on our long-term customer advance from Microsoft. Other expense was $2.0 million in 2003, $1.2 million in 2002 and $4.5 million in 2001. Other expense in 2003 consisted primarily of a noncash impairment loss due to the write off of our investment in a technology application developer, There, Inc., in the amount of $1.0 million. We review our cost-method investments on a quarterly basis to determine if there has been an other-than-temporary decline in the investment’s value based on our estimate of their net realizable value taking into account the companies’ respective business prospects, financial condition and ability to raise third party financing. The impairment loss was based on There, Inc.’s continued decline in financial condition, uncertain future revenue streams and inability to raise adequate third-party financing. In addition to the impairment loss, other expense for 2003 included accretion of payments which may be due Microsoft of $867,000 and dividend expense on our Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) of $183,000 as further discussed in Note 9 to the consolidated financial statements. Other expense in 2002 consisted primarily of our noncash impairment loss due to the write down of our investment in an early stage technology company, Geometrix, Inc in the amount of $1.2 million. The impairment loss was based on Geometrix’s continued decline in financial condition and uncertain future revenue streams, as well as Geometrix’s inability to raise third-party financing. During 2001 other expense primarily consisted of our noncash impairment loss of $4.3 million due to the write down of our investment in End Points, Inc. and Geometrix, Inc. and $239,000 of interest due to us from our investment in Geometrix, Inc.

Provision for Taxes

	2003	% Change	2002	% Change	2001

Provision for income taxes	$154	N/A	—	—%	—

      Provision for Income taxes. For the year ended 2003, we recorded a provision for income taxes of $154,000 on a pre-tax loss of $16.8 million, yielding an effective tax rate of (0.9%). The provision for income tax was based on federal alternative minimum income tax due on taxable income primarily the result of the $20 million license fee paid by Microsoft during 2003. This rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $31.3 million against deferred tax assets. For the year ended 2002, we recorded no provision for income taxes on a pre-tax loss of $16.5 million yielding an effective tax rate of 0%. This rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $25.2 million against net deferred tax assets.

Segment Results for the Years Ended December 31, 2003, 2002, and 2001 are as follows:

      The Company has two operating and reportable segments. Immersion Computing, Entertainment and Industrial develops and markets TouchSense and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. The second segment, Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

	2003	% Change	2002	% Change	2001

Revenues:
Immersion Computing, Entertainment and Industrial	$11,855	(6)%	$12,551	(11)%	$14,174
Immersion Medical	9,574	19%	8,030	58%	5,090
Intersegment eliminations	(1,206)		(346)		(32)

Total	$20,223	—%	$20,235	5%	$19,232

Net Income (loss):
Immersion Computing, Entertainment and Industrial	$(17,100)	16%	$(14,789)	(9)%	$(16,330)
Immersion Medical	101	(106)%	(1,619)	(70)%	(5,411)
Intersegment eliminations	25		(122)		(5)

Total	$(16,974)	3%	$(16,530)	(24)%	$(21,746)

Fiscal 2003 Compared to Fiscal 2002

      Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased $696,000, or 6% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease is mainly due to decreased royalty and license revenue from our gaming licensees due to a general weakness in PC gaming market. Net loss for the year ended December 31, 2003 increased by $2.3 million or 16% as compared to the year ended December 31, 2002. The increase was primarily attributable to decreased gross margin of $763,000, increased legal and professional fees of $4.9 million, increased other expense of $1.1 million offset by decreased impairment of goodwill of $3.8 million and decreased amortization of intangibles and deferred stock compensation of $595,000. The decrease in gross margin is mainly due to the decrease in revenue. Increased legal and professional fees are primarily related to the litigation against both Sony Computer Entertainment and Microsoft. Other expense increased due to the accretion of amounts that may be due to Microsoft of $867,000 and dividend expense on our Series A Preferred Stock of $183,000. We did not incur an impairment loss on goodwill during fiscal 2003.

      Immersion Medical segment. Revenues from Immersion Medical increased $1.5 million or 19% for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase is primarily due to a $1.7 million increase in royalty revenue attributable to $1.9 million of license revenue recognized on the Medtronic licensing and development agreement and a $444,000 increase in development contract revenue, primarily government related and due to securing new government contracts, offset by a $560,000 decrease in product sales. We expect to recognize the remaining license and development revenue of $4.0 million under the Medtronic agreements in 2004 and 2005. Net income for the year ended December 31, 2003 increased by $1.7 million compared to the net loss for the year ended December 31, 2002. Net income for the year ended December 31, 2003 increased mainly due to increased gross margin of $1.3 million, a decrease in general and administrative expenses of $570,000 and a decrease in interest expense of $529,000, offset by an increase in research and development costs of $604,000. The increase in gross margin is mainly due to the increase in royalty and license revenue offset by lower product sales and the resulting product margin. General and administrative expenses decreased due to decreased compensation and benefits. Interest expense decreased due to the repayment of notes payable in 2002 and 2003. Research and development costs increased to further our technology development and in support of our development contracts. We expect sales and marketing expense will increase in 2004 as we continue to develop and fund industry collaboration programs to advance the use of medical simulation as an important training tool. These programs include our continued efforts to work with medical professional associations on re-certification processes and with healthcare institutions on accreditation programs.

Fiscal 2002 Compared to Fiscal 2001

      Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment decreased $1.6 million, or 11% for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease is mainly due to decreased product sales namely our microprocessors and decreased royalty revenue related to our gaming licensees. Net loss for the year ended December 31, 2002 decreased by $1.5 million or 9% as compared to the year ended December 31, 2001. The decrease was primarily attributable to reduced sales and marketing expenses of $2.0 million, reduced amortization of intangibles and deferred stock compensation of $2.4 million, and reduced other expense of $3.3 million offset by impairment of goodwill of $3.8 million, increased general and administrative expenses of $1.2 million and reduced interest and other income of $902,000.

      Immersion Medical segment. Revenues from Immersion Medical increased $2.9 million or 58% for the year ended December 31, 2002, compared to the year ended December 31, 2001. The increase is primarily due to a $1.5 million increase in product sales and $1.2 million in development contract revenue. Net loss for the year ended December 31, 2002 decreased by $3.8 million or 70% compared to the year ended December 31, 2001. Net loss for the year ended December 31, 2002 decreased mainly due to increased gross profit of $2.0 million due to increased product sales and development contract revenue, a decrease in research and development of $593,000 and a reduction in general and administrative expenses of $866,000.

Liquidity and Capital Resources

      Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

      At December 31, 2003 our cash and cash equivalents totaled $21.7 million, up $13.0 million from $8.7 million at December 31, 2002.

      During the year ended December 31, 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit and providing for an investment in our new Series A Preferred Stock; as a result, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Preferred Stock for $2.745 each, an aggregate purchase price of $6.0 million. The Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock and can be redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. In addition, and at our discretion, we may require Microsoft to buy up to $9.0 million of our 7% Senior Redeemable Convertible Debentures, $3.0 million in the first year plus $2.0 million per annum for the next three years. No debentures have been sold to date.

      Net cash used in operating activities during the fiscal year 2003 was $12.6 million, a change of $14.1 million from the $1.5 million provided during the comparable period during fiscal year 2002. Cash used in operations during the year ended December 31, 2003 comprised primarily of a $17.0 million net loss offset by noncash charges and credits of $5.6 million, including $1.0 million in depreciation, $2.5 million in amortization of intangibles and deferred stock compensation, $1.1 million in dividend expense and accretion on our Series A Preferred Stock and $1.0 million related to the write down of a cost-method investment in There, Inc. Cash used in operations during fiscal 2003 was also impacted by a decrease of $1.3 million due to a change in accounts receivable mainly due to $1.0 million that became due from Medtronic near year end, a decrease of $722,000 due to a change in deferred revenue and customer advances, mainly due to amortization of prepaid royalties, a decrease of $207,000 due to a change in accounts payable offset by an increase of $933,000 due to a change in accrued compensation and other current liabilities due to the timing of certain payments and increased litigation expenses related to our litigation against Sony Computer Entertainment. Net cash provided in operating activities during the fiscal year 2002 was $1.5 million, a change of $13.9 million from the $12.4 million used during the comparable period during fiscal year 2001. Cash provided by operations during the year ended December 31, 2002 comprised primarily of a $16.5 million net loss offset by noncash charges and credits of $9.8 million, including $3.8 million impairment of goodwill, $3.1 million in amortization of intangibles and deferred stock compensation, $1.3 million in depreciation and $1.2 million related to the write down of a cost-method investment in Geometrix, Inc. Cash provided by operations during fiscal 2002 was also impacted by an increase of $7.1 million due to a change in deferred revenue and customer advances, an increase due to a change of $450,000 in prepaid and other current assets, an increase of $421,000 due to a change in accounts payable, and an increase of $237,000 due to a change in accrued compensation and other current liabilities. The significant increase in deferred revenue and customer advances was primarily the result of a $5.0 million upfront payment by one licensee pursuant to the terms of a royalty and license agreement and a $2.5 million increase in customer advances due to a prepayment from another licensee. Subsequent to December 31, 2002, $500,000 of the prepayment was returned to the licensee upon reaching final terms of the prepayment agreement. Net cash used in operating activities during 2001 was $12.4 million, primarily attributable to a net loss of $21.7 million offset by noncash charges and credits of $11.7 million, including amortization of intangibles and deferred stock compensation of $5.3 million and the write down of our cost-method investments in EndPoints, Inc. and Geometrix, Inc. of $4.3 million and interest charges on a loan of $239,000. Cash used in operations during fiscal 2001 was also impacted by a decrease of $343,000 due to a change in prepaid expenses and other current assets, a decrease of $344,000 due to a change in accounts receivable, a decrease of $1.0 million due to a change in accounts payable and a decrease of $430,000 due to a change in accrued compensation and other current liabilities. The decrease in accounts payable and other current liabilities is primarily due to reduced spending during 2001 as a result of cost reduction programs.

      Net cash used in investing activities during the fiscal year 2003 was $2.0 million, as opposed to the $1.5 million provided by investing activities during fiscal year 2002, a change of $3.5 million. Net cash used in investing activities during the period consisted of a $1.6 million increase in other assets, primarily due to capitalization of external patent filing and application costs and $441,000 used to purchase capital equipment. Net cash provided by investing activities during 2002 was $1.5 million, as opposed to the $1.3 million used by investing activities during fiscal year 2001, a change of $2.8 million. Net cash provided by investing activities during the period consisted of $2.6 million sale of short-term investments, offset by $442,000 used to purchase capital equipment and an increase of $566,000 in other assets for the capitalization of external patent filing and application costs. Net cash used by investing activities for 2001 was $1.3 million and was made of $3.4 million of sales and maturities of short-term investments, offset by short-term investment purchases of $3.6 million, $612,000 used to purchase property and equipment for our corporate facilities and information technology infrastructure and an increase of $481,000 in other assets for the capitalization of external patent filing and application costs.

      Net cash provided by financing activities during fiscal year 2003 was $26.8 million compared to $4.7 million used during fiscal year 2002, or a $31.5 million change from prior year. The increase was primarily due to $26.0 million received from Microsoft as discussed in Note 9 to the consolidated financial statements, and issuances of common stock and exercise of stock options in the amount of $893,000. Net cash used in financing activities during 2002 was $4.7 million compared to $660,000 provided during fiscal year 2001, or a $5.3 million change from prior year. Net cash used in financing activities included payments of $5.0 million on notes payable and capital leases including $4.4 million on our convertible note payable to Medtronic, offset by issuances of common stock and exercise of stock options and warrants of $369,000. In 2001, net cash provided by financing activities was $660,000, and was primarily attributable to the net proceeds from the exercise of stock options and issuance of stock of $763,000, offset by payment on capital leases of $120,000.

      We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during 2004 as a result of our lawsuit against Sony Computer Entertainment. We anticipate that capital expenditures for the year ended December 31, 2004 will total approximately $750,000 in connection with anticipated upgrades to operations and infrastructure. Dividends accrue on our Series A Preferred Stock at a rate of 7% per annum; we may elect to pay these dividends in cash which would require a cash payment of $420,000 annually. To the extent we raise additional capital through debt or equity financing, this could result in substantial dilution for our stockholders. If we acquire one or more businesses, patents or products, our cash or capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all. In addition, pursuant to the Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock, if the closing price for our common stock exceeds an amount equal to the sum of $6.8625 plus any dividends in the form of additional shares of Series A Preferred Stock that remain unpaid plus any accrued but unpaid cash dividends per share (the “Accretive Value”) for thirty consecutive trading days, at our election we may redeem all (and not less than all) of the shares of Series A Preferred Stock (a “Company Redemption”), at a redemption price equal to 125% of the then Accretive Value (the “Redemption Price”), payable in cash in immediately available funds to an account designated by the holder of the Series A Preferred Stock. Our stock traded on the Nasdaq National Market from January 30, 2004 to March 12, 2004 in an amount in excess of two and one half times the Accretive Value. As a result, we have the option to send notice to the holder of our Series A Preferred Stock informing it of our intention to enact a Company Redemption. We calculate a Company Redemption would utilize approximately $7.5 million in cash if the holder did not convert the Series A Preferred Stock into common stock prior to the effective date of the Company Redemption. We have not yet made a decision whether to exercise redemption rights.

      In addition, events may occur during the next year that may require us to redeem our outstanding Series A Preferred Stock. The holder of our Series A Preferred Stock will be entitled to receive a multiple of the original purchase price upon the occurrence of the following events: (i) a sale of all or substantially all of our assets or intellectual property, (ii) a merger or acquisition where our stockholders hold less than fifty percent of the voting power of the combined company, (iii) with certain exceptions, the withdrawal from or dismissal of our lawsuit against Sony Computer Entertainment with or without prejudice before a settlement or judicial resolution of the lawsuit by us, (iv) the sale of the lawsuit to Sony Computer Entertainment or its affiliates, (v) the sale or transfer of the patents which are the subject of the lawsuit to Sony Computer Entertainment or its affiliates before the settlement or judicial resolution of the lawsuit, (vi) Microsoft negotiates a settlement with Sony Computer Entertainment on terms that are within previously agreed upon parameters, and requests that we settle the lawsuit based upon those terms, but we decline to do so, or (vii) we settle the lawsuit for proceeds within certain parameters. The holder of our Series A Preferred Stock may also elect to trigger a redemption and receive a multiple of the original purchase price should there be a change in any twelve month period of two or more of our incumbent directors that are not eligible for reelection in that year or any expansion in the number of the incumbent directors of our Board above nine. A settlement with Sony Computer Entertainment in an amount less than $30.0 million would result in a reduction of our cash and cash equivalents as more fully discussed in Note 9 to the consolidated financial statements.

      Under our agreements with the holder of our Series A Preferred Stock, we agreed to file, at our expense, with the Securities and Exchange Commission (the “Commission”), a shelf registration statement on Form S-3 covering the resale of shares of our common stock issued to the holder of the Series A Preferred Stock upon conversion of such Series A Preferred Stock and the common stock issuable upon the conversion of any debentures issued to the holder. There is a monthly penalty (equal to $45,000) for the failure to file or update this registration statement on Form S-3, failure to deliver our response letter to the Commission within 15 days of receipt, obtain the effectiveness of the registration statement within 180 days after filing, to fail to maintain the effectiveness of the registration statement, or for the suspension of trading under the registration statement on Form S-3 for more than 90 days in any six-month period. As we did not obtain the effectiveness of the registration statement by March 6, 2004, we have not satisfied our obligation to do so within 180 days after filing. On March 18, 2004, Microsoft waived its right to receive penalties for this failure to timely register their shares, as well as its right to receive dividends that would otherwise accrue after the registration statement becomes effective. In exchange, we agreed that Microsoft shall have the right to convert its shares of Series A Preferred Stock into common stock in advance of any decision by us to redeem such shares of Series A Preferred Stock. We also agreed to continue to work diligently towards obtaining the effectiveness of the registration statement.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003 (in thousands):

		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	years	Years	5 Years

Long-Term Debt	$26	$10	$16	$—	$—
Capital Lease Obligations	24	24	—	—	—
Operating Leases	3,208	1,255	1,137	672	144

Total Contractual Cash Obligations	$3,258	$1,289	$1,153	$672	$144

      On July 28, 2003 Microsoft purchased 2,185,792 shares of our Series A Preferred Stock for $2.745 each, an aggregate purchase price of $6.0 million. Series A Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Series A Preferred Stock semi-annually in arrears on July 25 and January 25 of each year commencing on January 25, 2004 and ending on July 25, 2008. The Series A Preferred Stock can be redeemed at the request of the holder for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. In addition as discussed above, certain other events, including a settlement of the lawsuit with Sony Computer Entertainment, could result in redemption of the Series A Preferred Stock prior to July 25, 2006 for an amount up to $15.0 million as adjusted for cumulative dividends. In connection with our series of agreements with Microsoft executed in July 2003, we are also obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation (see Note 9 to the consolidated financial statements.)

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

      The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities we believe are variable interest entities for which we are the primary beneficiary. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. We do not expect the adoption of FIN 46-R to have an impact on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” which defers the effective date for various provisions of SFAS No. 150. We believe that we have properly classified and measured in our balance sheets and disclosed in our interim consolidated financial statements both characteristics of both liabilities and equity appropriately. While not required by SFAS No. 150, we have classified the Series A Preferred Stock as a liability rather than between total liabilities and stockholders’ equity (deficit).

      In December 2003 the SEC issued SAB 104, “Revenue Recognition.” SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our consolidated financial statements.

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

      We have equity investments in several privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review, of the fair value of these investments, we recorded an impairment loss of $1.0 million in the fourth quarter of 2003, we recorded an impairment loss of $1.2 million in the third quarter of 2002, and in the third quarter of 2001 we recorded an impairment loss of $4.3 million on these investments and a $239,000 impairment loss on interest receivable on loans on these investments. The remaining cost basis of these investments on our Consolidated Balance Sheet is zero. As of December 31, 2003, management has determined that the carrying value of these investments at zero is appropriate.

Item 8.	Financial Statements and Supplementary Data

IMMERSION CORPORATION

INDEPENDENT AUDITORS’ REPORT

      To the Board of Directors and Stockholders of Immersion Corporation:

      We have audited the accompanying consolidated balance sheets of Immersion Corporation (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in Item 15 (a) 2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

      As discussed in Note 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

San Jose, California

March 23, 2004

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,738	$8,717
Accounts receivable (net of allowances for doubtful accounts of:
2003, $147; and 2002, $334)	4,927	3,645
Inventories	2,099	2,128
Prepaid expenses and other current assets	1,099	1,151

Total current assets	29,863	15,641
Property and equipment, net	1,454	2,044
Intangibles and other assets, net	6,596	6,616
Other investments	—	1,000

Total assets	$37,913	$25,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,752	$1,160
Accrued compensation	864	671
Other current liabilities	2,066	1,311
Deferred revenue and customer advances	3,116	3,515
Current portion of long-term debt	10	64
Current portion of capital lease obligation	23	22

Total current liabilities	7,831	6,743
Long-term debt, less current portion	16	26
Capital lease obligation, less current portion	—	25
Long-term deferred revenue, less current portion	4,235	4,559
Long-term customer advance from Microsoft (Note 9)	27,050	—

Total liabilities	39,132	11,353

Commitments and contingencies (Notes 9, 10 and 17)
Stockholders’ equity (deficit):
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2003, 20,670,541; 2002, 20,137,040	89,903	89,061
Warrants	1,974	1,974
Deferred stock compensation	(130)	(1,046)
Accumulated other comprehensive income (loss)	33	(16)
Accumulated deficit	(92,999)	(76,025)

Total stockholders’ equity (deficit)	(1,219)	13,948

Total liabilities and stockholders’ equity (deficit)	$37,913	$25,301

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Royalty and license	$6,088	$5,231	$5,362
Product sales	9,455	10,723	10,360
Development contracts and other	4,680	4,281	3,510

Total revenues	20,223	20,235	19,232
Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	5,276	5,881	6,074
Sales and marketing (exclusive of amortization of deferred stock compensation)	7,764	7,566	9,868
Research and development (exclusive of amortization of deferred stock compensation)	7,045	6,496	7,548
General and administrative (exclusive of amortization of deferred stock compensation)	12,508	8,064	7,694
Amortization of intangibles and deferred stock compensation(*)	2,480	3,108	5,252
Impairment of goodwill	—	3,758	—
Other charges	—	397	224

Total costs and expenses	35,073	35,270	36,660

Operating loss	(14,850)	(15,035)	(17,428)
Interest and other income	126	306	1,088
Interest expense	(50)	(582)	(859)
Other expense	(2,046)	(1,219)	(4,547)

Loss before provision for income taxes	(16,820)	(16,530)	(21,746)
Provision for income taxes	(154)	—	—

Net loss	$(16,974)	$(16,530)	$(21,746)

Basic and diluted net loss per share	$(0.83)	$(0.83)	$(1.16)

Shares used in calculating basic and diluted net loss per share	20,334	19,906	18,702

(*) Amortization of intangibles and deferred stock
compensation
Amortization of intangibles	$1,619	$1,830	$3,756
Deferred stock compensation — sales and marketing	4	12	10
Deferred stock compensation — research and development	854	1,248	1,231
Deferred stock compensation — general and administrative	3	18	255

Total	$2,480	$3,108	$5,252

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

					Accumulated	Note
	Common Stock			Deferred	Other	Receivable			Total
				Stock	Comprehensive	from	Accumulated		Comprehensive
	Shares	Amount	Warrants	Compensation	Income (Loss)	Stockholder	Deficit	Total	Loss

Balances at January 1, 2001	18,476,061	$89,334	$1,990	$(5,255)	$40	$(17)	$(37,749)	$48,343
Net loss							(21,746)	(21,746)	$(21,746)
Change in net unrealized gains from short-term investments					2			2	2
Foreign currency translation adjustment					(61)			(61)	(61)

Comprehensive loss									$(21,805)

Repayment of note receivable						17		17
Issuance of stock for ESPP purchase	41,824	297						297
Exercise of stock options	455,223	466						466
Reversal of deferred stock compensation due to cancellation of stock options		(803)		803				—
Amortization of deferred stock compensation				1,496				1,496

Balances at December 31, 2001	18,973,108	$89,294	$1,990	$(2,956)	$(19)	$—	$(59,495)	$28,814
Net loss							(16,530)	(16,530)	$(16,530)
Foreign currency translation adjustment					3			3	3

Comprehensive loss									$(16,527)

Exercise of common stock warrants	11,972	66	(16)					50
Issuance of stock for ESPP purchase	41,957	95						95
Exercise of stock options	1,110,003	224						224
Stock based compensation		14						14
Reversal of deferred stock compensation due to cancellation of stock options		(632)		632				—
Amortization of deferred stock compensation				1,278				1,278

Balances at December 31, 2002	20,137,040	$89,061	$1,974	$(1,046)	$(16)	$—	$(76,025)	$13,948
Net loss							(16,974)	(16,974)	$(16,974)
Foreign currency translation adjustment					49			49	49

Comprehensive loss									$(16,925)

Issuance of stock for ESPP purchase	31,367	35						35
Exercise of stock options	502,134	858						858
Stock based compensation		4						4
Reversal of deferred stock compensation due to cancellation of stock options		(55)		55				—
Amortization of deferred stock compensation				861				861

Balances at December 31, 2003	20,670,541	$89,903	$1,974	$(130)	$33	$—	$(92,999)	$(1,219)

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(16,974)	$(16,530)	$(21,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,040	1,294	1,263
Amortization of intangibles	1,619	1,830	3,756
Amortization of deferred stock compensation	861	1,278	1,496
Interest and other expense — Microsoft (Note 9)	1,050	—	—
Amortization of discount on notes payable	1	293	451
Fair value adjustment for warrant liability	(2)	(118)	(169)
Noncash interest expense	16	212	316
Noncash compensation expense	4	14	—
Impairment of goodwill	—	3,758	—
Loss on disposal of equipment	3	22	34
Loss on writedown of investments	1,000	1,200	4,300
Loss on writedown of interest receivable	—	—	239
Changes in operating assets and liabilities:
Accounts receivable	(1,257)	135	(344)
Inventories	29	(163)	(256)
Prepaid expenses and other current assets	26	450	(343)
Accounts payable	(207)	421	(1,034)
Accrued compensation and other current liabilities	933	237	(430)
Deferred revenue and customer advances	(722)	7,121	21

Net cash provided by (used in) operating activities	(12,580)	1,454	(12,446)

Cash flows from investing activities:
Purchases of short-term investments	—	(5)	(3,564)
Sales and maturities of short-term investments	—	2,550	3,381
Purchase of property and equipment	(441)	(442)	(612)
Other assets	(1,573)	(566)	(481)

Net cash provided by (used in) investing activities	(2,014)	1,537	(1,276)

Cash flows from financing activities:
Issuance of common stock	35	95	297
Exercise of stock options	858	224	466
Exercise of warrants	—	50	—
Long-term customer advance from Microsoft (Note 9)	26,000	—	—
Payment on notes payable and capital leases	(102)	(5,042)	(120)
Proceeds from shareholder note	—	—	17

Net cash provided by (used in) financing activities	26,791	(4,673)	660

Effect of exchange rates on cash and cash equivalents	824	18	(31)

Net increase (decrease) in cash and cash equivalents	13,021	(1,664)	(13,093)
Cash and cash equivalents:
Beginning of year	8,717	10,381	23,474

End of year	$21,738	$8,717	$10,381

Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$1,003	$92

Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains from short-term investments	$—	$—	$2

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002, and 2001

1.	Significant Accounting Policies

      Description of Business — Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that let users interact with digital devices using their sense of touch.

      Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.

      Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no material effect on net loss or stockholders’ equity (deficit).

      Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

      Short-Term Investments — Short-term investments consist primarily of highly liquid debt instruments purchased with an original or remaining maturity at the date of purchase of greater than 90 days and investments in mutual funds. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

      Inventories — Inventories are stated at the lower of cost (principally on a standard cost basis which approximates FIFO) or market.

      Property and Equipment — Property is stated at cost and is generally depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are as follows:

Computer equipment and purchased software	3 years
Machinery and equipment	3-5 years
Furniture and fixtures	5-7 years

      Leasehold improvements are amortized over the shorter of the lease term or their useful life.

      Intangible Assets — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill (see Note 5).

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

      Long-Lived Assets — The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. As of December 31, 2003, management believes that no impairment losses are required.

      Product Warranty — The Company sells the majority of its products with warranties ranging from three to twenty-four months. Historically, warranty-related costs have not been significant.

      Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. Examples of the Company’s typical license models are as follows:

License revenue model	Revenue recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted	Based on straight-line amortization of an annual minimum/up-front payments recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.

      The Company generally licenses and recognizes revenue from its licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF 00-21 and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from the Company’s licensees has caused no material adjustment to period revenues. The Company recognizes revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to twenty-four months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe G2 product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. No other general right of return is offered on its products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. The Company’s revenue recognition policies are significant because its revenue is a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.

      At December 31, 2003, the Company has no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.

      Advertising — Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $166,000, $388,000 and $817,000 in 2003, 2002 and 2001 respectively.

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

      Income Taxes — The Company provides for income taxes using the asset and liability approach defined by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

      Software Development Costs — Certain of the Company’s products include software. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed.” The Company considers technological feasibility to be established upon completion of a working model of the software and the related hardware. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

      Stock-Based Compensation — The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with EITF 96-18. Pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	2003	2002	2001

Net loss — as reported	$(16,974)	$(16,530)	$(21,746)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	861	1,278	1,496
Less: Stock-based compensation expense determined using fair value method, net of tax	(4,134)	(6,792)	(15,125)

Net loss — pro forma	$(20,247)	$(22,044)	$(35,375)

Basic and diluted loss per common share — as reported	$(0.83)	$(0.83)	$(1.16)
Basic and diluted loss per common share — pro forma	$(1.00)	$(1.11)	$(1.89)

      Comprehensive Income (Loss) — Comprehensive income (loss) includes net loss as well as other items of comprehensive income (loss). The Company’s other comprehensive loss consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income (loss) are presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit).

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

      The Company has incurred net losses each year since 1997 including losses of $17.0 million in 2003, $16.5 million in 2002, and $21.7 million in 2001. As of December 31, 2003, the Company had an accumulated deficit of $93.0 million. The Company believes its cash and cash equivalents of $21.7 million are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2004. If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts.

      Supplier Concentrations — The Company depends on a single supplier to produce some of its medical simulators. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with this supplier to guard against interruptions or cessation of supply, any disruption in the manufacturing process from its sole supplier could adversely affect the Company’s ability to deliver its products, ensure quality workmanship and could result in a reduction of the Company’s product sales.

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

      Foreign Currency Translation — The functional currency of the Company’s foreign subsidiary is its local currency. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiary are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in earnings.

      Recent Accounting Pronouncements — In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 at December 31, 2002.

      The FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150,” which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in its interim consolidated financial statements both characteristics of both liabilities and equity appropriately. While not required by SFAS No. 150, the Company has classified its Series A Preferred Stock as a liability rather than between total liabilities and stockholders’ equity (deficit).

      In December 2003 the SEC issued SAB 104, “Revenue Recognition.” SAB 104 updates portions of existing interpretative guidance in order to make this guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s consolidated financial statements.

2.	Cash and Cash Equivalents

      Cash and cash equivalents consist of the following (in thousands):

	December 31,

	2003	2002

Cash	$916	$3,510
Cash equivalents:
Certificate of deposit	25	25
Money market funds	20,797	5,182

Total cash equivalents	20,822	5,207

Total cash and cash equivalents	$21,738	$8,717

      The Company realized no gains or losses on the sales of available-for-sale securities in 2003, 2002 and 2001.

3.	Inventories

      Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Raw materials and subassemblies	$1,539	$1,587
Work in process	247	183
Finished goods	313	358

Total	$2,099	$2,128

4.	Properties and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2003	2002

Computer equipment and purchased software	$2,251	$2,002
Machinery and equipment	2,010	1,810
Furniture and fixtures	1,320	1,325
Leasehold improvements	692	692

Total	6,273	5,829
Less accumulated depreciation	(4,819)	(3,785)

Property and equipment, net	$1,454	$2,044

5.	Intangibles and Other Assets

      The components of intangibles and other assets are as follows (in thousands):

	December 31,

	2003	2002

Patents and technology	$8,535	$6,962
Other intangibles	5,748	5,748
Other assets	110	83

Gross intangibles and other assets	$14,393	$12,793
Accumulated amortization of patents and technology	(3,226)	(2,545)
Accumulated amortization of other intangibles	(4,571)	(3,632)

Net purchased intangibles and other assets	$6,596	$6,616

      Amortization of intangibles during the years ended December 31, 2003 and 2002 was $1.6 million and $1.8 million respectively. The estimated annual amortization expense for intangible assets as of December 31, 2003 is $1.4 million in 2004, $1.1 million in 2005, $694,000 in 2006, $614,000 in 2007, $195,000 in 2008, and $271,000 in 2009 through 2014.

      In connection with adopting SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continued to be appropriate except for acquired workforce of $82,000, which was reclassified into goodwill.

      In conjunction with the adoption of SFAS No. 142 the Company performed its transition impairment test of goodwill as of January 1, 2002 and determined that there was no impairment upon adoption of SFAS No. 142. The Immersion Computing, Entertainment & Industrial reporting unit was tested for impairment in the fourth quarter of 2002, after the annual forecasting process. The continued economic slowdown during 2002 caused delayed purchasing decisions by the Company’s customers for its high-end products as well as reduced royalties from gaming licensees due to a reduction in the general personal computing and PC gaming peripheral device sales. These factors contributed to the operating profits and cash flows for this unit during the third and fourth quarter of 2002 to be lower than expected. Based on that trend the earnings forecast for the next six years was revised. In December 2002, a goodwill impairment loss of $3.8 million was recognized in the Immersion Computing, Entertainment & Industrial unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

      The changes in the carrying amount of goodwill were as follows (in thousands):

Year Ended
December 31,

2002

Balance as of December 31, 2001	$3,676
Acquired workforce reclass	82
Impairment loss	(3,758)

Balance as of December 31, 2002	$—

      The following pro forma financial information reflects net loss and diluted net loss per share as if goodwill and certain intangible assets were not subject to amortization for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net loss:
Amounts as reported	$(16,974)	$(16,530)	$(21,746)
Amortization of goodwill and intangibles	—	—	1,676

Pro forma amounts	$(16,974)	$(16,530)	$(20,070)

Diluted net loss per share:
Amounts as reported	$(0.83)	$(0.83)	$(1.16)
Amortization of goodwill and intangibles	—	—	0.09

Pro forma amounts	$(0.83)	$(0.83)	$(1.07)

6.	Other Investments

      Other investments comprise investments in privately held companies and are accounted for under the cost method. The balance of other investments was written off in the fourth quarter of 2003 and comprised the following investment (in thousands):

	December 31,

	2003	2002

There, Inc., a technology application developer	—	1,000

	$—	$1,000

      The Company’s approach is to hold its investments for the long term and monitor whether there have been other-than-temporary declines in value of these investments based on management’s estimates of their net realizable value taking into account the companies’ respective business prospects, financial condition and ability to raise third-party financing. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in other expense and the individual security is written down to a new cost basis. As a result of its review, the Company recorded a noncash impairment loss of $1.0 million during the fourth quarter of 2003. The impairment loss was based on There, Inc.’s continued decline in financial condition, uncertain future revenue streams and inability to raise adequate third-party financing. Additionally the Company recorded noncash impairment losses of $1.2 million and $4.3 million on other investments during 2002 and 2001 respectively.

7.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

      Other current liabilities consist of (in thousands):

	December 31,

	2003	2002

Accrued legal	$945	$523
Other current liabilities	1,121	788

Total other current liabilities	$2,066	$1,311

Deferred revenue	$3,032	$976
Customer advances	84	2,539

Total deferred revenue and customer advances	$3,116	$3,515

      At December 31, 2002, customer advances included a $2.5 million prepayment from one licensee. Subsequent to December 2002, $500,000 of this prepayment was returned to the licensee as a result of the final agreement reached between the Company and the licensee regarding the terms of the prepayment and the Company reclassified $2.0 million to deferred revenue, which is being amortized to revenue based on royalty reports received from the licensee. The deferred revenue increase is primarily attributable to $1.0 million from one customer related to a medical development contract, the unamortized portion reclassed from customer advances during 2003 noted above, and other prepayments by the Company’s licensees.

8.	Long-term Debt

      The components of long-term debt are as follows (in thousands):

	December 31,

	2003	2002

Secured promissory note repaid in 2003	$—	$52
Other	26	38

Total	26	90
Current portion	(10)	(64)

Total long-term debt	$16	$26

      Annual maturities of long-term debt at December 31, 2003 are as follows (in thousands):

2004	$10
2005	10
2006	6

Total	$26

9.	Long-term Customer Advance from Microsoft

      On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”) and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America, Inc. and Sony Computer Entertainment, Inc. (collectively, “Sony Computer Entertainment;” the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock that includes redemption features discussed below (“Series A Preferred Stock”) for a payment of $6.0 million and (5) allows the Company to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48 month period.

      Under these agreements the Company is required to make certain cash payments to Microsoft based on a settlement of the Company’s ongoing patent litigation against Sony Computer Entertainment. As discussed in Note 17, the Company intends to continue its patent litigation against Sony Computer Entertainment. In the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, (ii) a redemption of the Series A Preferred stock for a maximum of two and one half (2 1/2) times the original purchase price plus any dividends in the form of additional shares of Series A Preferred Stock that remain unpaid plus any accrued but unpaid cash dividends per share, (iii) any accrued but unpaid dividends on the Series A Preferred Stock, and (iv) any funds received from Microsoft under the 7% Debentures.

      In a settlement outcome of the Sony Computer Entertainment litigation, the Company will realize and retain net cash proceeds received from Sony Computer Entertainment only to the extent that settlement proceeds exceed the amounts due Microsoft for its Participation Rights and the payments required to redeem the Series A Preferred Stock, 7% Debentures and accrued dividends and interest as specified above. Under certain circumstances related to a Company initiated settlement with Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $30.0 million. Such amount would be reduced to the extent that Microsoft elects to convert its shares of Series A Preferred Stock to Company common stock.

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

      The $26.0 million received from Microsoft as described above has been reflected as a liability in the accompanying financial statements. The Company does not believe that it is possible to separate and value the contingent payments due Microsoft pursuant to its Participation Rights and the payments due Microsoft upon redemption of the Series A Preferred Stock under all possible litigation settlement outcomes. The Series A Preferred Stock, while not meeting the definition of a liability under SFAS 150, does not qualify as shareholders’ equity pursuant to Securities and Exchange Commission regulations regarding the form and content requirements for financial statements.

      Payments, which may be due Microsoft as a result of a settlement with Sony Computer Entertainment, will accrete from $26.0 million to $30.0 million over the expected life of the litigation, which the Company has estimated to be 24 months. During the year ended December 31, 2003, the Company recorded as interest and other expense, $1.0 million related to the accretion of payments which may be due Microsoft and the cumulative dividends on the Series A Preferred Stock.

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

      In addition, if at any time that the closing price for the Company’s common stock shall be two and one half (2 1/2) times the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share for each of thirty (30) successive trading days, at the election of the Company, it may redeem all (and not less than all) of the shares of Series A Preferred Stock at a redemption price equal to 125% of the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share. On March 12, 2004, the Company satisfied the closing price and trading day requirements and therefore the Company has the ability to redeem the Series A Preferred Stock pursuant to this provision, but has not yet exercised this right.

      Under the Company’s agreements with Microsoft, the Company agreed to file, at its expense, with the Securities and Exchange Commission (the “Commission”), a shelf registration statement on Form S-3 covering the resale of shares of common stock issued to Microsoft upon conversion of the Series A Preferred Stock and the common stock issuable upon the conversion of any debentures issued to Microsoft. There is a monthly penalty (equal to $45,000) for the failure to file or update this registration statement on Form S-3, failure to deliver the

Company’s response letter to the Commission within 15 days of receipt, obtain the effectiveness of the registration statement within 180 days after filing, to fail to maintain the effectiveness of the registration statement, or for the suspension of trading under the registration statement on Form S-3 for more than 90 days in any six-month period. As the Company did not obtain the effectiveness of the registration statement by March 6, 2004, the Company has not satisfied its obligation to do so within 180 days after filing. On March 18, 2004, Microsoft waived its right to receive penalties for this failure to timely register their shares, as well as its right to receive dividends that would otherwise accrue after the registration statement becomes effective. In exchange, the Company agreed that Microsoft shall have the right to convert its shares of Series A Preferred Stock into common stock in advance of any decision by us to redeem such shares of Series A Preferred Stock. The Company also agreed to continue to work diligently towards obtaining the effectiveness of the registration statement.

      Senior Redeemable Convertible Debentures. Under the terms of the Senior Redeemable Convertible Debentures agreement, the Company may sell to Microsoft up to $9.0 million of Senior Redeemable Convertible Debentures over a 48-month period. The Company can sell up to $3.0 million the first year and $2.0 million per year for the following three years under the provisions of the Senior Redeemable Convertible Debentures agreement. Debenture proceeds may only be used to finance the Sony Computer Entertainment litigation. The Senior Redeemable Convertible Debentures are callable by Microsoft after 3 years at 110%. It is also callable by Microsoft upon settlement of the Sony Computer Entertainment litigation at 125% of par. The Senior Redeemable Convertible Debentures are convertible into common stock at 364 shares/$1,000 face value (based on $2.75 per share).

10.	Commitments

      The Company leases several of its facilities under operating leases. In addition, the Company has several operating leases for vehicles and various computer and office equipment that expire during fiscal years 2004 through 2005.

      Minimum future lease payments are as follows (in thousands):

	Capital Lease	Operating Lease

2004	24	1,255
2005	—	815
2006	—	322
2007	—	331
2008	—	341
Thereafter	—	144

Total future minimum lease payments	$24	$3,208

Portion representing interest	(1)

	$23

      Rent expense was $1.3 million, $1.3 million and $1.4 million in 2003, 2002 and 2001 respectively.

      Under the terms of a co-marketing agreement with a significant customer, we reimbursed the customer for certain marketing related expenses not to exceed $200,000 per quarter for the five quarters ended March 31, 2001.

11.	Stockholders’ Equity (Deficit)

Stock Options

      Under the Company’s stock option plans, the Company may grant options to purchase up to 12,747,744 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire ten years from the date of grant. The

Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to five years.

      As part of the business combination with Immersion Medical in fiscal 2000, the Company assumed Immersion Medical’s 1995B and 1998 stock option plans. Under the plans, a total of 310,560 shares of common stock are reserved for issuance. The majority of the options cliff vest on each anniversary date over a five-year period. The 1998 Plan provides for certain provisions for accelerated vesting upon a change of control. All of the options expire ten years from the date of the grant.

      As part of the business combination with Virtual Technologies, Inc. (“VTI”) in fiscal 2000, the Company assumed VTI’s 1997 stock option plan. Under VTI’s 1997 stock option plan, a total of 700,000 shares of common stock are reserved for issuance to employees (Incentive Stock Options) and non-employees (Nonstatutory Stock Options). The options expire ten years from the date of the grant. The majority of the options cliff vest on each anniversary date over a five-year period. The plan provided that in the event of a merger of the Company with or into another corporation, each outstanding option or stock purchase right under the plan must be assumed or an equivalent option or right substituted by the successor corporation or an affiliate.

      Details of activity under the option plans are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, January 1, 2001 (2,917,937 exercisable at a weighted average price of $9.79 per share)	7,047,489	$9.61
Granted (weighted average fair value of $5.22 per share)	2,349,590	$7.27
Exercised	(455,223)	$1.02
Canceled	(1,180,470)	$14.85

Balances, December 31, 2001 (3,700,069 exercisable at a weighted average price of $6.64 per share)	7,761,386	$8.61
Granted (weighted average fair value of $1.67 per share)	2,958,500	$1.99
Exercised	(1,110,003)	$0.20
Canceled	(2,060,158)	$7.50

Balances, December 31, 2002 (3,989,165 exercisable at a weighted average price of $9.66 per share)	7,549,725	$7.56
Granted (weighted average fair value of $2.56 per share)	2,250,750	$3.37
Exercised	(502,134)	$1.71
Canceled	(1,961,433)	$8.56

Balances, December 31, 2003 (3,470,621 exercisable at a weighted average price of $9.61 per share)	7,336,908	$6.40

      Additional information regarding options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.12 - $ 1.20	409,772	6.42	$0.87	227,924	$0.61
1.20 - 1.28	1,073,536	8.98	1.27	35,960	1.22
1.32 - 1.76	1,012,100	8.82	1.66	260,140	1.68
1.77 - 2.74	883,341	8.32	2.41	362,884	2.41
2.75 - 6.03	979,074	8.38	5.09	387,119	4.80
6.06 - 6.25	746,291	9.18	6.20	173,728	6.23
6.26 - 8.98	853,073	5.85	8.66	812,023	8.71
9.63 - 15.50	776,794	6.56	12.13	660,490	12.03
17.13 - 34.75	578,041	6.43	24.15	527,541	24.45
43.25 - 43.25	24,886	6.28	43.25	22,812	43.25

$ 0.12 - $43.25	7,336,908	7.85	$6.40	3,470,621	$9.61

      At December 31, 2003, the Company had 921,254 shares available for future grants under the option plans.

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

				Employee Stock
	Options			Purchase Plan

	2003	2002	2001	2003	2002	2001

Expected life (in years)	2.5	2.5	2.5	0.5	0.5	1.5
Interest rate	2.8%	3.6%	4.1%	1.2%	2.4%	4.1%
Volatility	112%	144%	110%	112%	144%	110%
Dividend yield	—	—	—	—	—	—

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2003, 141,313 shares had been purchased under the plan.

Deferred Stock Compensation

      In January 2000, Immersion Medical’s board of directors approved a repricing of all outstanding stock options relating to Immersion Medical that had been granted on or after June 1, 1998 from $15.46 per share to $7.73 per share. A total of 30,797 options were repriced. Beginning July 1, 2000, the Company began to recognize stock compensation relating to the unexpired repriced shares. The Company recognized $374,000 as stock compensation expense relating to the repricing and acceleration of option vesting at the time of the merger. The repricing requires that compensation associated with these options be remeasured until they are exercised, or forfeited or expire. During the years ended December 31, 2003 and 2002, the Company did not record any deferred stock compensation in connection with these repriced options, as the price of Immersion’s stock was not higher than the repriced amount at any quarter-end during those periods. During the year ended December 31, 2001, the Company reversed $202,000 of previously recorded deferred stock compensation expense on these repriced options as a result of the price of Immersion’s stock falling below that of the repriced options. Future expense related to vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced stock options are exercised, forfeited or expire and is therefore unknown at this time.

      In fiscal 2000, in connection with two business combinations accounted for under the purchase method, the Company recorded $5.8 million of deferred stock compensation which represented the intrinsic value of unvested assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis.

Warrants

      In conjunction with a note payable to Medtronic Asset Management, Inc. (“Medtronic”) dated August 10, 1999, amended in March 2000 and subsequently repaid in 2002, the Company granted Medtronic a warrant to purchase up to $2,000,000 of common stock at a price per share equal to the lesser of $15.46 per share or the price per share at which any shares of common stock are sold. The warrant may also be exercised for any other class of capital stock that the Company may issue at a per share price equal to the lowest per share price at which any such shares are issued or sold. The warrant expires on the later to occur of November 10, 2000 or six months after Immersion Medical completes a sale of capital stock of at least $6 million. The Company allocated $1,126,849 of the note payable proceeds to the warrant and amortized the amount to interest expense using the effective interest method over the three-year period of the debt. The effective interest rate was 17% based on this method of allocation.

      In 2000, the Company issued to a lender ten-year warrants to purchase 1,618 shares of common stock at $15.46 per share. These warrants may be exercised at any time prior to April 9, 2010. The Company allocated $11,281 of the proceeds to the warrant and amortized this amount to interest expense using the effective interest method over the three-year period that the related debt was outstanding. None of the warrants have been exercised, and all remain outstanding at December 31, 2003.

12.	Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Numerator:
Net loss	$(16,974)	$(16,530)	$(21,746)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	20,334	19,906	18,702

Net loss per share, basic and diluted	$(0.83)	$(0.83)	$(1.16)

      For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Years Ended December 31,

	2003	2002	2001

Convertible note payable	—	—	226,450
Outstanding stock options	7,336,908	7,549,725	7,761,386
Warrants	480,943	511,999	523,971
Series A Redeemable Convertible Preferred Stock	2,185,792	—	—

13.	Income Taxes

      A provision for federal income tax of $154,000 was made during the year ended December 31, 2003. No provision for federal income taxes was required for the years ended December 31, 2002 and 2001 due to net losses in these periods.

      Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$18,859	$21,758
Deferred revenue	2,961	2,259
Deferred rent	71	44
Research and development credits	1,243	1,763
Reserves and accruals recognized in different periods	261	375
Long-term customer advance from Microsoft	8,225	—
Basis difference in investment	1,328	923
Capitalized R&D Expenses	613	441

Total deferred tax assets	33,561	27,563
Deferred tax liabilities:
Depreciation and amortization	(1,131)	(624)
Difference in tax basis of purchased technology	(1,162)	(1,712)
Valuation allowance	(31,268)	(25,227)

Net deferred tax assets	$—	$—

      The Company’s effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

	2003	2002

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.0)	(3.0)
Deferred stock compensation	1.8	2.7
Amortization of goodwill and in process R&D	—	8.0
Other	5.3	(1.7)
Valuation allowance	31.8	29.0

Effective tax rate	0.9%	—%

      Substantially all of the Company’s loss from operations for all periods presented is generated from domestic operations.

      At December 31, 2003, the Company has federal and state net operating loss carryforwards of $51.1 million and $17.1 million, respectively, expiring through 2022 and through 2013, respectively.

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

      The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The recorded expenses were $0, $0 and $160,000 for 2003, 2002 and 2001, respectively.

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

      As of December 31, 2003, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 2003, 2002 and 2001. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

16.	Related Parties

      In July 1997, the Company transferred certain patent rights related to its MicroScribe product to a newly created limited liability corporation, MicroScribe LLC, in exchange for 1,000 Class 1 Units and 98,999 Class 2 Units. This investment represents a 99% ownership of MicroScribe LLC. Subsequently, the Company distributed all Class 2 Units to its then outstanding common, preferred and vested option holders on a pro rata basis. The Company maintained a 1% ownership of MicroScribe LLC subsequent to the distribution of the Class 2 Units. There was no recorded value related to these internally-developed patent agreements, and thus no amount was recognized as a result of the transfer.

      During July 1997, the Company also entered into a non-exclusive license agreement with MicroScribe LLC (the “Agreement”) for the right to manufacture, market and sell products incorporating the MicroScribe technology. Under the terms of the Agreement, the Company must pay a royalty to MicroScribe LLC based on a variable percentage of net receipts as defined under the Agreement. Royalty expense under the Agreement was $0, $103,000 and $167,000 in 2003, 2002, and 2001, respectively.

      In 2002, certain disputes arose between the Company and MicroScribe regarding the Company’s relations with MicroScribe, ownership of the “MicroScribe” name and other matters. To settle the disputes, the Company and MicroScribe entered into a settlement agreement whereby the Company agreed not to pursue its claims against MicroScribe in exchange for MicroScribe granting the Company certain rights, including ownership of the MicroScribe name and the right to produce new products under that name without payment of further royalties to MicroScribe. In 2003, MicroScribe LLC assigned and transferred its interest in the MicroScribe patents and related technology to the Company for $20,000.

      In August 2001, the Company loaned an executive officer $420,000, at 4% interest per annum to be repaid on January 7, 2003. Any amounts payable to such officer may be offset against the indebtedness at the option of the Company. The loan was offset against amounts due the executive officer in March of 2002.

      In July of 2003 the Company entered into an independent consulting agreement with a member of its board of directors to assist with certain marketing initiatives of its wholly owned subsidiary Immersion Medical. Under the terms of the consulting agreement the board member will receive $15,000 per month compensation and reimbursement of out-of-pocket travel expenses. The initial term of the consulting agreement was six months and is renewable for subsequent three-month terms unless either party notifies the other in writing at least ten days prior to the expiration of the then-current term of its election to terminate the agreement. During 2003 the board member earned compensation of $90,000. As of March 10, 2004 the consulting agreement had not been terminated by either party.

17.	Contingencies

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

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

      On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. The process of discovery and exchanging information and documents on infringement, invalidity, and damages, is ongoing. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the “672 patent and adding claims under a new patent, U.S. Patent No. 6,424,333.

      On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. Immersion filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the court rescheduled the trial from April 12, 2004 to April 19, 2004.

      On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft. The Company continues to pursue its claims of infringement against Sony Computer Entertainment. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 9. If Sony Computer Entertainment were successful in its counterclaims and the Company’s patents were deemed invalid and unenforceable, the assets relating to the patents that were deemed invalid would be impaired and the Company may be required to pay Sony Computer Entertainment’s attorneys fees. The case is scheduled to go to trial in April 2004.

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

      The Company designs, develops, produces, markets and licenses products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical and other professional computing applications. The Company has two operating and reportable segments. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. A description of the types of products and services provided by each operating segment is as follows:

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

      Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table (in thousands):

	Immersion
	Computing,
	Entertainment	Immersion	Intersegment
	and Industrial	Medical	Eliminations(5)	Total

2003
Revenues from external customers
Royalty and license	$4,157	$1,931	$—	$6,088
Product sales	5,994	4,460	(999)	9,455
Development contract and other	1,704	3,183	(207)	4,680

Total revenues	$11,855	$9,574	$(1,206)	$20,223

Income (loss) from operations	$(14,995)	$120	$25	$(14,850)
Interest and other income(2)	109	17	—	126
Interest expense(1)	(2)	(48)	—	(50)
Depreciation and amortization	3,244	276	—	3,520
Other expense — write down of investments(4)	(1,000)	—	—	(1,000)
Net income (loss)	(17,100)	101	25	(16,974)
Capital expenditures	209	232	—	441
Total assets	47,543	5,136	(14,766)	37,913

	Immersion
	Computing,
	Entertainment	Immersion	Intersegment
	and Industrial	Medical	Eliminations(5)	Total

2002
Revenues from external customers
Royalty and license	$4,960	$271	$—	$5,231
Product sales	5,952	5,020	(249)	10,723
Development contract and other	1,639	2,739	(97)	4,281

Total revenues	$12,551	$8,030	$(346)	$20,235

Loss from operations	$(13,759)	$(1,154)	$(122)	$(15,035)
Interest and other income(1)(2)	188	118	—	306
Interest expense(1)	(4)	(578)	—	(582)
Depreciation and amortization	4,051	351	—	4,402
Impairment of goodwill	3,758	—	—	3,758
Other expense — write down of investments(4)	(1,200)	—	—	(1,200)
Net loss	(14,789)	(1,619)	(122)	(16,530)
Capital expenditures	244	198	—	442
Total assets	36,389	2,919	(14,007)	25,301
2001
Revenues from external customers
Royalty and license	$5,362	$—	$—	$5,362
Product sales	6,860	3,532	(32)	10,360
Development contract and other	1,952	1,558	—	3,510

Total revenues	$14,174	$5,090	$(32)	$19,232

Loss from operations	$(12,861)	$(4,558)	$(9)	$(17,428)
Interest and other income(1)(2)	1,091	169	(172)	1,088
Interest expense(1)	(9)	(1,022)	172	(859)
Depreciation and amortization(3)	6,429	86	—	6,515
Other expense — write down of investments(4)	(4,539)	—	—	(4,539)
Net loss	(16,330)	(5,411)	(5)	(21,746)
Capital expenditures	362	250	—	612
Total assets	41,670	2,990	(7,635)	37,025

(1)	Includes interest on amounts previously owed from Immersion Medical to Immersion Computing, Entertainment and Industrial in 2001, and amortization of notes payable recorded as interest expense.

(2)	Includes a noncash fair value adjustment of $2,000, $118,000 and $169,000 in 2003, 2002 and 2001 respectively, related to the warrants issued in connection with the SECA VII debt for Immersion Medical in 2001.

(3)	Includes a noncash fair value adjustment of $202,000 for deferred stock compensation in connection with options issued by Immersion Medical prior to the acquisition of Immersion Medical in September 2000.

(4)	Includes amounts written off of investments held by Immersion Computing, Entertainment and Industrial (see Note 6).

(5)	Intersegment eliminations consist of eliminations for intercompany sales and cost of sales and intercompany receivable and payables between Immersion Computing, Entertainment and Industrial and Immersion Medical segments.

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

Revenue by Product Lines

      Information regarding revenue from external customers by product lines is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenues:
Consumer, Computing and Entertainment	$3,571	$4,324	$6,244
3D and Professional Products	5,026	6,029	6,343
Automotive	1,284	1,157	870
Other	792	695	685

Subtotal Immersion Computing, Entertainment and Industrial	10,673	12,205	14,142
Immersion Medical	9,550	8,030	5,090

Total	$20,223	$20,235	$19,232

Revenue by Region

      The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended
	December 31,

	2003	2002	2001

North America	69%	65%	71%
Europe	18%	21%	12%
Far East	10%	13%	16%
Rest of the world	3%	1%	1%

Total	100%	100%	100%

      During the years ended 2003, 2002 and 2001 we derived 68%, 64% and 68%, respectively of our revenues from the United States. Revenues from other countries represented less than 10% individually for the periods presented.

Significant Customers

      Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended
	December 31,

	2003	2002	2001

Customer A	*	*	14%
Customer B	18%	10%	*

Total	18%	10%	14%

*	Revenue derived from customer represented less than 10% for the period.

      Of the significant customers noted above, Customer B had a balance of 23% of the outstanding accounts receivable at December 31, 2003. Customer A had a balance of 11% of the outstanding accounts receivable at December 31, 2002. None of the significant customers listed above had a balance of 10% or greater of the outstanding accounts receivable at December 31, 2001.

      The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at December 31, 2003 and 2002.

19.	Quarterly Results of Operations — (Unaudited)

      The following table presents certain unaudited consolidated statement of operations data for our eight most recent quarters.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2003(1)	2003	2003	2003	2002(2)	2002(3)	2002	2002(4)

	(In thousands, except per share data)
Revenues	$8,284	$4,061	$4,142	$3,736	$5,492	$4,477	$5,461	$4,805
Gross Profit	6,737	2,900	2,680	2,630	3,998	2,854	3,982	3,520
Operating loss	(1,932)	(4,848)	(4,415)	(3,655)	(6,386)	(3,120)	(1,948)	(3,581)
Net loss	(3,656)	(5,217)	(4,444)	(3,657)	(6,373)	(4,432)	(2,071)	(3,654)
Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.22)	$(0.18)	$(0.32)	$(0.22)	$(0.10)	$(0.19)
Shares used in calculating basic and diluted net loss per share	20,619	20,384	20,179	20,144	20,134	20,113	20,002	19,351

(1)	During the fourth quarter of 2003, operating loss, net loss and basic and diluted net loss per share included an impairment loss on a cost-method investment in a privately held company of $1.0 million. Additionally net loss and basic and diluted net loss per share included a provision for income taxes of $154,000 related to federal alternative minimum tax.

(2)	During the fourth quarter of 2002, operating loss, net loss and basic and diluted net loss per share included a loss due to an impairment of goodwill of $3.8 million.

(3)	During the third quarter of 2002, operating loss, net loss and basic and diluted net loss per share included an impairment loss on a cost-method investment in a privately held company of $1.2 million.

(4)	During the first quarter of 2002, operating loss, net loss and basic and diluted net loss per share included a $397,000 charge for severance payments made in conjunction with a reduction in force during February 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information required by this Item 10 with respect to directors is incorporated by reference from the section entitled “Election of Directors” in Immersion’s definitive Proxy Statement for its 2004 annual stockholders’ meeting.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation and Related Information” in Immersion’s definitive Proxy Statement for its 2004 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in Immersion’s definitive Proxy Statement for its 2004 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in Immersion’s definitive Proxy Statement for its 2004 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 is incorporated by reference from the section entitled “Principal Accounting Fees and Services” in Immersion’s definitive Proxy Statement for its 2004 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2003, 2002 and 2001 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 78

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:

      The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)

Exhibit
Number	Description

2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.6	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.8	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number	Description

10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (file No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.) ##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)

Exhibit
Number	Description

10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.44	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)

Exhibit
Number	Description

10.45	Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29,2003.)
10.46	Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29,2003.)
10.47	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)#
10.48	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.49	Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.50	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10.51	Employment Agreement dated November 13, 2003 by and between Tim Tight and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on February 17, 2004.)
10.52	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.53	First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004 (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.54	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.55	New form of Indemnity Agreement (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
21.1	Subsidiaries of Immersion. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on October 27, 2003 announcing the release of the Company’s earnings for the third quarter of 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2004

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

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	President, Chief Executive Officer, Chief Financial Officer, and Director	March 29, 2004

/s/ JOHN HODGMAN John Hodgman	Director	March 29, 2004

/s/ STEVEN BLANK Steven Blank	Director	March 29, 2004

/s/ JONATHAN RUBINSTEIN Jonathan Rubinstein	Director	March 29, 2004

/s/ JACK SALTICH Jack Saltich	Director	March 29, 2004

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 29, 2004

SCHEDULE II

VALUATION AND QUALIFIYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period

		(In thousands)
Year ended December 31, 2003
Allowance for doubtful accounts	$334	$(129)	$58	$147
Year ended December 31, 2002
Allowance for doubtful accounts	$356	$38	$60	$334
Year ended December 31, 2001
Allowance for doubtful accounts	$227	$136	$7	$356

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.6	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)

Exhibit
Number	Description

4.8	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##

Exhibit
Number	Description

10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (file No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.) ##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)

Exhibit
Number	Description

10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.44	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
10.45	Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.46	Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.47	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)#
10.48	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.49	Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.50	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10.51	Employment Agreement dated November 13, 2003 by and between Tim Tight and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on February 17, 2004.)
10.52	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.53	First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004 (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.54	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.55	New form of Indemnity Agreement (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
21.1	Subsidiaries of Immersion. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Deloitte & Touche LLP.

Exhibit
Number	Description

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential Treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.