Form 10-Q
period 2004-03-31
IMMERSION CORP
filed 2004-05-14
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

     Number of shares of common stock outstanding at May 3, 2004: 23,224,204

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,788	$21,738
Accounts receivable, (net of allowances for doubtful accounts of: 2004, $144; and 2003, $147)	2,971	4,927
Inventories	2,393	2,099
Prepaid expenses and other current assets	973	1,099

Total current assets	25,125	29,863
Property and equipment, net	1,368	1,454
Intangibles and other assets, net	6,685	6,596

Total assets	$33,178	$37,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,931	$1,752
Accrued compensation	1,287	864
Other current liabilities	2,567	2,066
Deferred revenue and customer advances	1,920	3,116
Current portion of long-term debt	10	10
Current portion of capital lease obligation	18	23

Total current liabilities	7,733	7,831
Long-term debt, less current portion	13	16
Long-term deferred revenue, less current portion	4,157	4,235
Long-term customer advance from Microsoft (Note 6)	27,437	27,050

Total liabilities	39,340	39,132

Contingencies (Note 10)
Stockholders’ deficit:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2004, 21,021,674; and 2003, 20,670,541	91,011	89,903
Warrants	1,974	1,974
Deferred stock compensation	(9)	(130)
Accumulated other comprehensive income	29	33
Accumulated deficit	(99,167)	(92,999)

Total stockholders’ deficit	(6,162)	(1,219)

Total liabilities and stockholders’ deficit	$33,178	$37,913

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Royalty and license	$1,831	$833
Product sales	2,444	2,148
Development contracts and other	1,080	755

Total revenues	5,355	3,736

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,221	1,106
Sales and Marketing (exclusive of amortization of deferred stock compensation)	2,462	1,791
Research and development (exclusive of amortization of deferred stock compensation)	1,889	1,689
General and administrative (exclusive of amortization of deferred stock compensation)	4,878	2,156
Amortization of intangibles and deferred stock compensation *	513	649

Total costs and expenses	10,963	7,391

Operating loss	(5,608)	(3,655)
Interest and other income	46	11
Interest and other expense	(606)	(13)

Net loss	$(6,168)	$(3,657)

Basic and diluted net loss per share	$(0.30)	$(0.18)

Shares used in calculating basic and diluted net loss per share	20,791	20,144

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$392	$419
Deferred stock compensation — sales and marketing	—	3
Deferred stock compensation — research and development	121	225
Deferred stock compensation — general and administrative	—	2

Total	$513	$649

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,168)	$(3,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	290
Amortization of intangibles	392	419
Amortization of deferred stock compensation	121	230
Amortization of discounts on notes payable	—	(1)
Interest and other expense — Microsoft	599	—
Loss on disposal of equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	1,954	533
Inventories	(295)	(254)
Prepaid expenses and other current assets	136	176
Accounts payable	241	(406)
Accrued compensation and other current liabilities	926	116
Deferred revenue and customer advances	(1,274)	(158)

Net cash used in operating activities	(3,151)	(2,711)

Cash flows from investing activities:
Other assets	(490)	(404)
Purchases of property and equipment	(134)	(80)

Net cash used in investing activities	(624)	(484)

Cash flows from financing activities:
Issuance of common stock	66	11
Exercise of stock options	1,042	—
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 6)	(212)	—
Payments on notes payable and capital leases	(8)	(35)

Net cash provided by (used in) financing activities	888	(24)

Effect of exchange rates on cash and cash equivalents	(63)	269

Net decrease in cash and cash equivalents	(2,950)	(2,950)
Cash and cash equivalents:
Beginning of the period	21,738	8,717

End of the period	$18,788	$5,767

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$6

Cash paid for taxes	$160	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that let users interact with digital devices using their sense of touch.

     Principles of Consolidation and Basis of Presentation - The condensed consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operation for the interim periods have been included.

     The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

     Stock-Based Compensation - The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with EITF 96-18. Pro forma disclosures required under Statement of Financial Accounting Standard (“SFAS”) No. 123, ''Accounting for Stock-Based Compensation,’’ as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss — as reported	$(6,168)	$(3,657)
Add: Stock-based employee compensation included in reported net loss	121	230
Less: Stock-based compensation expense determined using fair value method	(1,773)	(1,021)

Net loss — pro forma	$(7,820)	$(4,448)

Basic and diluted loss per common share — as reported	$(0.30)	$(0.18)
Basic and diluted loss per common share — pro forma	$(0.38)	$(0.22)

Recent Accounting Pronouncements — On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for our 2005 fiscal year. The pro forma impact of the adoption of SFAS No. 123 on the Company’s historical financial statements is included in the footnotes to the financial statements. The Company expects to continue to grant stock-based compensation to employees and the impact of the adoption of the new standard, when and if issued, may have a material impact on its future results of operations.

2.	INVENTORIES

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw materials and subassemblies	$1,847	$1,539
Work in process	229	247
Finished goods	317	313

Total	$2,393	$2,099

3.	PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2004	2003
	(In thousands)
Computer equipment and purchased software	$2,301	$2,251
Machinery and equipment	2,058	2,010
Furniture and fixtures	1,322	1,320
Leasehold improvements	692	692

Total	6,373	6,273
Less accumulated depreciation	(5,005)	(4,819)

Property and equipment, net	$1,368	$1,454

4.	INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2004	2003
	(In thousands)
Patents and technology	$9,025	$8,535
Other intangibles	5,748	5,748
Other assets	100	110

Gross intangibles and other assets	$14,873	$14,393
Accumulated amortization of patents and technology	(3,407)	(3,226)
Accumulated amortization of other intangibles	(4,781)	(4,571)

Intangibles and other assets, net	$6,685	$6,596

     The estimated annual amortization expense for intangible assets as of December 31, 2003 is $1.5 million in 2004, $1.2 million in 2005, $0.7 million in 2006, $0.7 million in 2007, $0.2 million in 2008, $0.2 million in 2009, and $0.4 million thereafter.

5.	COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2004	2003
	(In thousands)
Accrued legal	$1,563	$945
Other current liabilities	1,004	1,121

Total other current liabilities	$2,567	$2,066

Deferred revenue	$1,831	$3,032
Customer advances	89	84

Total current deferred revenue and customer advances	$1,920	$3,116

6.	LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT

     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”) and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America, Inc. and Sony Computer Entertainment, Inc. (collectively, “Sony Computer Entertainment;” the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock that includes redemption features discussed below (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) allows the Company to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48 month period.

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

     In a settlement outcome of the Sony Computer Entertainment litigation, the Company will realize and retain net cash proceeds received from Sony Computer Entertainment only to the extent that settlement proceeds exceed the amounts due Microsoft for its Participation Rights and the payments required to redeem the Series A Preferred Stock, 7% Debentures, and accrued dividends and interest as specified above. Under certain circumstances related to a Company initiated settlement with Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $30.0 million. Such amount would be reduced to the extent that Microsoft elects to convert its shares of Series A Preferred Stock to Company common stock.

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

     Payments, which may be due Microsoft as a result of a settlement with Sony Computer Entertainment, will accrete from $26.0 million to $30.0 million over the expected life of the litigation, which the Company has estimated to be 24 months. During the three months ended March 31, 2004, the Company recorded as interest and other expense, $0.6 million related to the accretion of payments that may be due Microsoft and the cumulative dividends on the Series A Preferred Stock.

     Series A Redeemable Convertible Preferred Stock. The Company has authorized and issued 2,185,792 shares of Series A Preferred Stock, par value $0.001 per share. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Series A Preferred Stock for $2.745, an aggregate purchase price of $6.0 million. The Series A Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Series A Preferred Stock, is initially convertible into one share of Immersion common stock for each share of Series A Preferred Stock, is entitled to the number of votes equal to the number of whole shares of common stock into which each share of Series A Preferred Stock is convertible with the exception of dilutive issuances, and is redeemable under certain circumstances by either the holder or Immersion. The Series A Preferred Stock can be redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006.

     In addition, if at any time that the closing price for the Company’s common stock shall be two and one half (2 1/2) times the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share for each of thirty (30) successive trading days, at the election of the Company, it may redeem all (and not less than all) of the shares of Series A Preferred Stock at a redemption price equal to 125% of the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share. On March 12, 2004, the Company satisfied the closing price and trading day requirements and therefore the Company had the ability to redeem the Series A Preferred Stock pursuant to this provision, but had not yet exercised this right.

     Under the Company’s agreements with Microsoft, the Company agreed to file, at its expense, with the Securities and Exchange Commission (the “Commission”), a shelf registration statement on Form S-3 covering the resale of shares of common stock issued to Microsoft upon conversion of the Series A Preferred Stock and the common stock issuable upon the conversion of any debentures issued to Microsoft. There is a monthly penalty (equal to $45,000) for the failure to file or update this registration statement on Form S-3, failure to deliver the Company’s response letter to the Commission within 15 days of receipt, obtain the effectiveness of the registration statement within 180 days after filing, failure to maintain the effectiveness of the registration statement, or for the suspension of trading under the registration statement on Form S-3 for more than 90 days in any six-month period. As the Company did not obtain the effectiveness of the registration statement by March 6, 2004, the Company had not satisfied its obligation to do so within 180 days after filing. On March 18, 2004, Microsoft waived its right to receive penalties for this failure to timely register their shares, as well as its right to receive dividends that would otherwise accrue after the registration statement becomes effective. In exchange, the Company agreed that Microsoft shall have the right to convert its shares of Series A Preferred Stock into common stock in advance of any decision by us to redeem such shares of Series A Preferred Stock. The registration statement became effective on March 26, 2004. On April 2, 2004, Microsoft Corporation elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock pursuant to Section 5 (c) of the Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.

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

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net loss	$(6,168)	$(3,657)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	20,791	20,144

Net loss per share, basic and diluted	$(0.30)	$(0.18)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,
	2004	2003
Outstanding stock options	8,329,906	8,007,273
Warrants	480,943	511,999
Series A Redeemable Convertible Preferred Stock	2,185,792	—

8.	COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net loss	$(6,168)	$(3,657)
Foreign currency translation adjustment	(4)	17

Total comprehensive loss	$(6,172)	$(3,640)

9.	SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA, AND SIGNIFICANT CUSTOMERS

     The Company designs, develops, produces, markets, and licenses products based on touch-enabling technology. These devices are used in computer entertainment, personal computing, medical, and other professional computing applications. The Company has two operating and reportable segments. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. A description of the types of products and services provided by each operating segment is as follows:

     Immersion Computing, Entertainment and Industrial develops and markets TouchSense® and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

     The following tables display information about our reportable segments:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,403	$2,223
Immersion Medical	1,995	1,648
Intersegment eliminations	(43)	(135)

Total	$5,355	$3,736

Net Loss:
Immersion Computing, Entertainment and Industrial	$(5,478)	$(3,377)
Immersion Medical	(713)	(406)
Intersegment eliminations	23	126

Total	$(6,168)	$(3,657)

	March 31,	December 31,
	2004	2003
	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$43,534	$47,543
Immersion Medical	4,465	5,136
Intersegment eliminations	(14,821)	(14,766)

Total	$33,178	$37,913

     Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment and Industrial and Immersion Medical segments.

     The Company operates primarily in the United States and in Canada where it operates through its wholly owned subsidiary, Immersion Canada. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

REVENUE BY PRODUCT LINES

     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues:
Consumer, Computing and Entertainment	$1,218	$660
3D and Professional Products	1,473	1,029
Automotive	519	207
Other	164	192

Subtotal Immersion Computing, Entertainment and Industrial	3,374	2,088
Immersion Medical	1,981	1,648

Total	$5,355	$3,736

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2004	2003
North America	69%	72%
Europe	19%	18%
Far East	11%	9%
Rest of the world	1%	1%

Total	100%	100%

     The Company derived 69% and 67% of its total revenues from the United States for the three months ended March 31, 2004 and 2003 respectively. Revenues from other countries individually represented less than 10% for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2004 and December 31, 2003.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,
	2004	2003
Customer A	17%	*
Customer B	*	10%
Customer C	*	12%

Total	17%	22%

*	Revenue derived from customer represented less than 10% for the period.

     No customer accounted for more than 10% of the Company’s accounts receivable for the periods ended March 31, 2004 or December 31, 2003.

10.	CONTINGENCIES

     In re Immersion Corporation

     The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”) and certain underwriters of the Company’s November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. Immersion filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the Court rescheduled the trial from April 12, 2004 to April 19, 2004. On April 13, 2004, the Court held a pretrial conference to address various pretrial matters. Due to a scheduling conflict with another matter on the Court’s calendar, the Court tentatively rescheduled the trial date to May 24, 2004, with a tentative backup date of August 16, 2004. Both dates are subject to the Court’s calendar.

     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft. The Company continues to pursue its claims of infringement against Sony Computer Entertainment. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 6. If Sony Computer Entertainment were successful in its counterclaims and the Company’s patents involved in this litigation were deemed invalid and/or unenforceable, the assets relating to the patents that were deemed invalid and/or unenforceable would be impaired, and the Company may be required to pay Sony Computer Entertainment’s attorneys’ fees.

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

   Other Contingencies

     The Company has received claims from third parties asserting that the Company’s technologies, or those of its licensees, infringe on the other parties’ intellectual property rights. Management believes that these claims are without merit. The Company from time to time is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

     In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s intellectual property, technology, or products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations. The Company has recently received a claim from one of its major licensees requesting indemnification from a patent infringement allegation. The Company has reviewed this demand and believes that it is without merit. Such claim could result in litigation, however, which could be costly and time-consuming to defend. Further, the Company’s business could be adversely affected if the Company was unsuccessful in defending against the claim.

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

11.	SUBSEQUENT EVENTS

     On April 2, 2004, Microsoft Corporation elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock pursuant to Section 5 (c) of the Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.

     In April 2004, the Company extended an existing prepayment arrangement with a licensee, resulting in the Company’s receipt of an additional $5.0 million in cash in return for a discount on the future royalties due from this licensee pursuant to an existing license agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors That May Affect Future Results, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

     We recognize revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts. We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. Examples of our typical license models are as follows:

License revenue model	Revenue recognition
Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted.	Based on straight-line amortization of an annual minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary.	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.

     We generally license and recognize revenue from our licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe® G2 product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe system and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

     We have executed a series of agreements with Microsoft Corporation as described in Note 6 to our condensed consolidated financial statements that provide for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and financing arrangements. We have accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft.

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

     We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our goodwill and other intangible assets and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2004, we capitalized external costs associated with patents and trademarks of $0.5 million and our amortization expense for the same period was $37,000.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our condensed consolidated financial statements included elsewhere in this Quarterly Report which contains accounting policies and other disclosures required by GAAP.

OVERVIEW

     We are a leading provider of haptic technology that brings the sense of touch to a wide variety of markets. We develop, manufacture, license, and support a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. We focus on four application areas — mobility; gaming; industrial; and medical. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment and Industrial, and 2) Immersion Medical.

     In markets where our touch technology is a small piece of a larger system (such as cellular phones, consumer gaming peripherals, and automotive interfaces), we license our technologies to third party manufacturers who integrate our technology into their products and resell it under their own brand names. In other markets, where our touch technology is a complete system (like medical simulation systems and three-dimensional and professional products), we manufacture and sell products under our own Immersion brand name, through direct sales, distributors, and value added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

     Our objective is to proliferate our TouchSense technologies across markets, platforms, and applications so that touch and feel become as common as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 230 issued patents and more than 250 pending patent applications worldwide, covering various aspects of hardware and software technologies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Overview of the Three Months Ended March 31, 2004

     We experienced a 43% increase in revenue during the first three months of fiscal 2004 as compared to the first three months of fiscal 2003. All revenue categories contributed to the year-over-year growth. Investments made in the sales and marketing area have contributed to our ability to penetrate new and existing markets and build greater market acceptance for our touch technology, which contributed to our revenue growth. During the three months ended March 31, 2004, we continued our litigation against Sony Computer Entertainment and incurred considerable litigation costs of $3.2 million, an increase of $2.4 million from the three months ended March 31, 2003. Although our net loss in the first three months ended March 31, 2004 was $6.2 million, it is important to note that in addition to the $3.2 million in litigation expenses, the loss included $0.6 million in preferred stock accretion and accrued dividends related to our previously outstanding Series A Preferred Stock held by Microsoft. As a result of Microsoft’s conversion of all such shares of Series

A Preferred Stock into common stock in April 2004, we do not expect to incur any preferred stock accretion and dividend expense in the future.

     As of March 31, 2004, our cash and cash equivalents were $18.8 million. Subsequent to March 31, 2004, we extended an existing prepayment arrangement with a licensee, resulting in the receipt of an additional $5.0 million in cash further strengthening our cash position.

     In the remainder of 2004, we expect to see continued growth in our business segments as our technology gains further acceptance. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

	March 31,
REVENUES	2004	2003	Change
	($ In thousands)
Three months ended:
Royalty and license	$1,831	$833	120%
Product sales	2,444	2,148	14%
Development contracts and other	1,080	755	43%

Total Revenue	$5,355	$3,736	43%

     Total Revenue. Our total revenue for the first three months of fiscal 2004 increased by $1.6 million or 43% from the first three months of fiscal 2003. All revenue categories experienced growth during the first three months of 2004.

     Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2004 increased $998,000 or 120% from the three months ended March 31, 2003. The increase in royalty and license revenue is a combination of an increase in gaming royalties of $500,000, an increase in medical and license fees of $396,000, and an increase in automotive royalties of $102,000. The increase in gaming royalties is mainly due to Microsoft’s exit from the PC gaming peripherals market and the resulting increase in market share experienced by some of our third party licensees who pay us per unit royalties. Additionally, many of our licensees are now enjoying the benefits of a strong year of console sales in 2003 and have recently introduced new products in the console gaming area for which we earn per unit royalties. The increase in royalty and license revenue from our medical licensees is primarily due to license revenue recognized on our license and development agreements with Medtronic. We have had a series of licensing and development agreements with Medtronic since 1998, and we will continue to seek additional arrangements in the future. Automotive royalties increased due to an increase in the number of vehicles manufactured with our technology incorporated in them.

     Product sales. Product sales for the three months ended March 31, 2004 increased by $296,000 or 14% as compared to the three months ended March 31, 2003. The increase in product sales was mainly due to an increase in our 3D and professional product sales offset in part by a decrease in medical product sales. Increased sales of our SoftMouse product and arcade gaming boards contributed to increased 3D and professional product sales for the three months ended March 31, 2004. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. Medical sales decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due in part to the inability to ship some orders for our laparoscopic product line because of manufacturing issues related to transitioning the production of the product to our outside contract manufacturer. We believe the manufacturing issues have been identified and addressed during April of 2004.

     Development contract and other revenue. Development contract and other revenue is comprised of revenue on commercial and government contracts. Development contract and other revenue increased by $325,000 or 43% during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase is primarily attributable to a new commercial automotive contract entered into during the first three months of fiscal 2004 and an increase in medical development contracts with Medtronic, offset by a decrease in revenue from government contracts in the medical area resulting from a decrease in the work performed against those contracts due to resource availability and work scheduling.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of fiscal 2004, revenue generated in North America, Europe, Far East, and Rest of the World represented 69%, 19%, 11%, and 1%, respectively, compared to 72%, 18%, 9%, and 1%, respectively, for the first three months of fiscal 2003. The shift in revenues among regions is mainly due to an increase in automotive royalties from customers in Europe and development contracts with customers in the Far East.

	March 31,
COST OF PRODUCT SALES	2004	2003	Change
	($ In thousands)
Three months ended:
Cost of product sales	$1,221	$1,106	10%
% of total product revenue	50%	51%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales increased by $115,000 or 10% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to increased product sales and increased price and cost variances, offset by decreased overhead costs. Product sales increased by 14% during the first three months of fiscal 2004 compared to the first three months of fiscal 2003. Increased direct material and labor costs associated with increased product sales were offset by decreased overhead costs of $95,000 due to decreased insurance and facilities costs mainly resulting from reduced rates for such expenses during 2004.

	March 31,
OPERATING EXPENSES AND OTHER	2004	2003	Change
	($ In thousands)
Three months ended:
Sales and marketing	$2,462	$1,791	37%
% of total revenue	46%	48%
Research and development	$1,889	$1,689	12%
% of total revenue	35%	45%
General and administrative	$4,878	$2,156	126%
% of total revenue	91%	58%
Amortization of intangibles and deferred stock compensation	$513	$649	(21)%
% of total revenue	10%	17%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $671,000 or 37% in the first three months of fiscal 2004 compared to the comparable period in 2003. The increase in expenses was attributable to the continuation of an increase in our sales and marketing focus on medical and cell phone market opportunities and the upgrade of our corporate marketing function, as well as increased consulting fees for market research and increased bad debt expense. The increase in the first three months of fiscal 2004 included increased headcount and related compensation, benefits, and overhead of $155,000, increased professional consulting of $269,000, and increased travel of $59,000 to support the sales and marketing efforts noted above. Additionally, bad debt expense increased by $138,000 during the three month ended March 31, 2004 as compared to the three months ended March 31, 2003 primarily due to a reversal of bad debt expense during the first three months of fiscal 2003. During the latter half of 2003 and the beginning of 2004, we reorganized and redeployed our sales and marketing teams to capitalize on our leading technology and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technology. We hired a number of new sales and marketing employees during this period and anticipate increased compensation expense related to these new hires in the future. We anticipate increased and continued investment in sales and marketing in future periods to exploit market opportunities for our technology.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, costs of acquired technology, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $200,000 or 12% in the first three months of fiscal 2004 compared to the same period in 2003. The increase was mainly due to an increase in compensation, benefits, and overhead of $120,000 related to upgrading our engineering talent and relocation costs related to moving our vice president of engineering, from Montreal, Quebec to San Jose, California, and an increase in professional consulting and licensing fees of $64,000. We believe that continued investment in research and development is critical to our future success, and we expect these expenses may increase in absolute dollars in future periods but decrease as a percentage of revenue.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $2.7 million or 126% in the first three months of fiscal 2004 compared to the same period in 2003. The increase is primarily attributable to an increase in legal and professional fees of $2.6 million, mostly related to the litigation against Sony Computer Entertainment. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses as we incur continued costs related to the Sony Computer Entertainment litigation, costs to protect and defend our intellectual property, and compliance costs associated with Sarbanes-Oxley and new Nasdaq listing requirements.

     Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation decreased by $136,000 or 21% in the first three months of fiscal 2004 compared to the same period in 2003. The decrease is mainly attributable to $109,000 decrease in deferred stock compensation amortization due to the expiration of certain option vesting periods and a decrease in intangible amortization of $27,000, as certain intangibles have reached full amortization.

     Interest and Other Income. Interest and other income consists primarily of interest income and dividend income and capital gains from cash and cash equivalents and short-term investments. Interest and other income increased by $35,000 in the first three months of fiscal 2004 compared to the same period in 2003 as a result of interest earned on our increased cash and cash equivalents for the period, which were mainly due to the $26 million received in the third quarter of 2003 from Microsoft for a license to our portfolio of patents and from its investment in our Series A Preferred Stock.

     Interest and Other Expense. Interest and other expense consists primarily of accretion and dividend expense on our long-term customer advance from Microsoft as well as interest expense on our notes payable and capital leases. Interest and other expense increased by $593,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in interest and other expense was mainly attributable to accretion of $500,000 in payments which may be due to Microsoft and dividend expense on our Series A Preferred Stock of $99,000, as further discussed in Note 6 to the condensed consolidated financial statements.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,403	$2,223
Immersion Medical	1,995	1,648
Intersegment eliminations	(43)	(135)

Total	$5,355	$3,736

Net Loss:
Immersion Computing, Entertainment and Industrial	$(5,478)	$(3,377)
Immersion Medical	(713)	(406)
Intersegment eliminations	23	126

Total	$(6,168)	$(3,657)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment increased by $1.2 million or 53% in the first three months of fiscal 2004 compared to the same period in 2003. All revenue categories increased during the three months ended March 31, 2004 versus the three months ended March 31, 2003. Royalty and license revenues increased by $602,000, mainly due to increased royalties from our licensees that sell console and PC gaming products; product sales increased by $373,000, mainly due to increased sales of our professional and industrial and 3D products; and development contract revenues increased by $205,000, primarily due to securing and performing against a new commercial automotive contract. Net loss for the three months ended March 31, 2004 increased by $2.1 million or 62% compared to the same period in 2003. Increased litigation costs of $2.4 million associated with our litigation against Sony Computer Entertainment, increased sales and marketing expenses of $326,000, and increased accretion and dividend expenses of $599,000, offset by increased gross margin of $1.2 million, account for the increase in net loss for the three months ended March 31, 2004 compared to the same period in 2003.

     Immersion Medical segment. Revenues from Immersion Medical increased by $347,000 or 21% for the first three months of fiscal 2004 compared to the same period in 2003. The increase is primarily due to an increase of $395,000 in royalty and licensing revenue and an increase of $131,000 in development contract revenue partially offset by a decrease of $179,000 in product sales revenue. Royalty and license revenue and development contract revenue increased in part due to revenues recognized on the Medtronic licensing and development agreement entered into during February 2003. Revenues on this agreement were deferred until certain refund provisions had lapsed which occurred during the fourth quarter of 2003. Net loss for the three months ended March 31, 2004 increased by $307,000 or 76% compared to the same period in 2003. The increase is mainly due to increased operating expenses of $726,000 primarily due to increased sales and marketing costs, offset by increased gross margin of $418,000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents consist primarily of money market funds. All of our cash equivalents are classified as available-for-sale under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ deficit.

     On March 31, 2004 our cash and cash equivalents totaled $18.8 million, down $2.9 million from $21.7 million at December 31, 2003.

     During the year ended December 31, 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit and providing for an investment in our new Series A Preferred Stock. As a result of these agreements, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for approximately $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Preferred Stock for $2.745 per share, or an aggregate purchase price of $6.0 million. The Preferred Stock accrued cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock and could have been redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. On April 2, 2004, Microsoft Corporation elected to convert all 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock. In addition, and at our discretion, we may require Microsoft to buy up to $9.0 million of our 7% Senior Redeemable Convertible Debentures, at a rate of $3.0 million in the first year plus $2.0 million per annum for the next three years. No debentures have been sold to date.

     Net cash used in operating activities during the first three months of fiscal 2004 was $3.2 million, an increase of $440,000 from $2.7 million used during the comparable period in 2003. Cash used in operations during the three month period ended March 31, 2004 was comprised primarily of our $6.2 million net loss offset by noncash charges and credits of $1.3 million, which consist primarily of depreciation, amortization of intangibles, deferred stock compensation, and preferred stock accretion and dividend expense. Cash used in operating activities was also impacted by a decrease of $1.3 million due to a change in deferred revenue and customer advances, mainly attributable to revenue recognized on medical contracts and amortization of prepaid royalties, an increase of $2.0 million due to a change in accounts receivable due in part to $1.0 million received from Medtronic, an increase of $926,000 due to a change in accrued compensation and other current liabilities, and an increase of $241,000 due to a change in accounts payable.

     Net cash used in investing activities during the first three months of fiscal 2004 was $624,000. Capitalization of external patent filing and application costs accounted for $490,000 and purchases of capital equipment accounted for $134,000 of cash used in investing activities during the three months ended March 31, 2004.

     Net cash provided by financing activities during the first three months of fiscal 2004 was $888,000 due mainly to issuances of common stock and exercise of stock options of $1.1 million, offset by the payment of dividends on Series A Preferred Stock of $212,000 as discussed in Note 6 to the condensed consolidated financial statements.

     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during the remainder of 2004 as a result of our lawsuit against Sony Computer Entertainment. We anticipate that capital expenditures for the year ended December 31, 2004 will total approximately $750,000 in connection with anticipated upgrades to operations and infrastructure. To the extent we raise additional capital through debt or equity financing, this could result in substantial dilution for our stockholders. If we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

     Subsequent to March 31, 2004, we extended an existing prepayment arrangement with a licensee, resulting in our receipt of an additional $5.0 million in cash in return for a discount on the future royalties due from this licensee pursuant to our existing license agreement.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003 (in thousands).

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-Term Debt	$26	$10	$16	$—	$—
Capital Lease Obligations	24	24	—	—	—
Operating Leases	5,047	988	1,615	1,585	859

Total Contractual Cash Obligations	$5,097	$1,022	$1,631	$1,585	$859

     The above table reflects the renegotiation of our San Jose facilities lease effective March 1, 2004, which reduced the lease rate and extended the term of the lease from June 2005 to June 2010.

     There were no other material changes to our contractual cash obligations and other commercial commitments during the three months ended March 31, 2004.

     On July 28, 2003 Microsoft purchased 2,185,792 shares of our Series A Preferred Stock for $2.745 per share, an aggregate purchase price of $6.0 million. Series A Preferred Stock accrues cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Series A Preferred Stock semi-annually in arrears on July 25 and January 25 of each year commencing on January 25, 2004 and ending on July 25, 2008. The Series A Preferred Stock can be redeemed at the request of the holder for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. In addition, as discussed above, certain other events, including a settlement of the lawsuit with Sony Computer Entertainment, could result in redemption of the Series A Preferred Stock prior to July 25, 2006 for an amount up to $15.0 million as adjusted for cumulative dividends. In connection with our series of agreements with Microsoft executed in July 2003, we are also obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation. On April 2, 2004, Microsoft Corporation elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock thereby eliminating its ability to redeem the Series A Preferred Stock for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share (see Note 6 to the condensed consolidated financial statements).

RECENT ACCOUNTING PRONOUNCEMENTS

     On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for our 2005 fiscal year. The pro forma impact of the adoption of SFAS No. 123 on our historical financial statements is included in the footnotes to our condensed consolidated financial statements. We expect to continue to grant stock-based compensation to employees and the impact of the adoption of the new standard, when and if issued, may have a material impact on our future results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $99 MILLION AS OF MARCH 31, 2004, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

OUR CURRENT LITIGATION AGAINST SONY COMPUTER ENTERTAINMENT IS EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING AND WILL CONTINUE TO BE, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. We filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the Court rescheduled the trial from April 12, 2004 to April 19, 2004. On April 13, 2004, the Court held a pretrial conference to address various pretrial matters. Due to a scheduling conflict with another matter on the Court’s calendar, the Court tentatively rescheduled the trial date to May 24, 2004, with a tentative backup date of August 16, 2004. Both dates are subject to the Court’s calendar.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 6 to our condensed consolidated financial statements. If Sony Computer Entertainment were successful in its counterclaims and our patents involved in this litigation were deemed invalid and/or unenforceable, the assets relating to the patents that were deemed invalid and/or unenforceable would be impaired, and we may be required to pay Sony Computer Entertainment’s attorneys’ fees.

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

     The market for our touch-enabling technologies and our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions, or the timing of commercial acceptance of these products.

     Even if our touch-enabling technologies and our licensees’ touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs. We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies. Negative product reviews or publicity about Immersion’s products, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technology in the future.

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

     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	if we are not successful in the litigation with Sony, not only might we have a difficult time signing up new gaming licensees, we also risk losing our existing licensees as well;

•	difficulties in convincing car companies to sign a license agreement with us when they will need to purchase components from one of their vendors who may or may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like cell phones and automobiles.

     A majority of our current royalty revenue has been derived from the licensing of our portfolio of touch-enabling technologies for personal computer gaming peripherals, such as joysticks and steering wheels. The market for joysticks and steering wheels for use with personal computers is declining and is a substantially smaller market than the dedicated gaming console market and is characterized by declining average selling prices. If we are unable to gain market acceptance beyond the personal computer gaming peripherals market, we may not achieve royalty revenue growth.

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

MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.

     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technology, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third party customers of Microsoft’s or Microsoft’s subsidiaries’ operating systems (other than Sony Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment of America, Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as cell phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

OUR RELATIONSHIP WITH MEDTRONIC, A LEADING MEDICAL DEVICE COMPANY, MAY INTERFERE WITH OUR ABILITY TO ENTER INTO DEVELOPMENT AND LICENSING RELATIONSHIPS WITH MEDTRONIC’S COMPETITORS.

     In February 2003, we entered into an agreement with Medtronic, a leading medical device company, in which Medtronic was granted a right of first negotiation. The right of first negotiation applies to any agreement, which we refer to as a “Proposed Agreement,” under which we would grant a third party rights to use specified Immersion intellectual property in specified fields of use. Under the terms of the right of first negotiation, we must notify Medtronic if we have received a written offer from a third party to enter into a Proposed Agreement, or if we are seeking to find a third party to enter into a Proposed Agreement. Medtronic has the exclusive right, for a period of forty days, to negotiate with us regarding the material terms of the Proposed Agreement. If during such forty-day period, Medtronic and Immersion fail to reach agreement in principle upon the material terms of the Proposed Agreement, then we will have twelve months after the expiration of such forty day period to enter into an agreement with the applicable third party, provided that the terms of such agreement are in the aggregate more favorable to Immersion than the offer presented by Medtronic or the terms under which we initially sought to find a third party to enter into the Proposed Agreement. The right of first negotiation ceases to apply to any Proposed Agreement for which Medtronic and Immersion reach agreement in principle upon the material terms during the applicable forty-day period, but thereafter do not execute a definitive agreement within 145 days after the expiration of such forty-day period. In addition, Medtronic’s right of first negotiation terminates upon the second anniversary of the completion of a development project to be undertaken by us for Medtronic. Although the right of first negotiation has not impeded our ability to interest other medical device companies in our technologies to date, this right of first negotiation or our relationship with Medtronic may impede, restrict, or delay our ability to enter into development or license agreements with large medical device companies that compete with Medtronic. Any restriction in our ability to enter into development or license agreements with other medical device companies would adversely affect our revenues.

MEDTRONIC ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, A REDUCTION IN DEVELOPMENT WORK, OR A DECISION NOT TO RENEW EXISTING LICENSES BY MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.

     For the three months ended March 31, 2004 and 2003, we derived 17%, and 4%, respectively, of our total revenue from Medtronic. If our royalty and license revenue or product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

MAD CATZ ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF MAD CATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Mad Catz accounts for a significant portion of our total revenue. For the three months ended March 31, 2004, our revenue from Mad Catz declined from the similar three months in 2003. For the three months ended March 31, 2004 and

2003, we derived 6% and 12%, respectively, of our total revenue from Mad Catz. We expect that a significant portion of our total revenue will continue to be derived from Mad Catz. If Mad Catz fails to achieve anticipated sales volumes for its gaming peripheral products that incorporate our technologies, our total revenue may decline.

LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Logitech has in the past and may in the future account for a significant portion of our revenue. For the three months ended March 31, 2004, our revenue from Logitech increased from the similar three months in 2003. For the three months ended March 31, 2004 and 2003 we derived from Logitech 9% and 0.4%, respectively of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.

WE MAY ELECT TO OR NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

     Should any unanticipated circumstances arise which significantly increase our cash or capital requirements, we may elect to or need to raise additional capital in order to ensure a sufficient supply of cash for such events or future periods. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We have taken measures to control our costs and will continue to monitor these efforts. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past three years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF, AS A RESULT OF THE CURRENT ECONOMIC SLOWDOWN OR OTHER FACTORS, MEDICAL INSTITUTIONS DO NOT BUDGET FOR SUCH DEVICES.

     Our medical simulation products, such as our AccuTouch® Endoscopy Simulator, the AccuTouch Endovascular Simulator and our Laparoscopic Surgical Workstation™, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices, or reduce their budgets as a result of the economic slowdown, cost-containment pressures, or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the continuing threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain funding for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets, and this may adversely affect our contract and development revenue generated by the medical segment.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2004 and 2003, 34% and 22%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

     Peak demand for products that incorporate our technologies, especially in the computer and console gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship products incorporating our touch-enabling technology in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.

REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL AND PROFESSIONAL PRODUCTS.

     We believe that the current economic downturn has led to a reduction in corporations’ budgets for research and development in several sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove® line of whole-hand sensing gloves and our MicroScribe G2 line of three-dimensional digitizers may be adversely affected by these cuts in corporate research and development budgets.

WE HAVE LIMITED DISTRIBUTION CHANNELS AND RESOURCES TO MARKET AND SELL OUR MEDICAL SIMULATION AND THREE-DIMENSIONAL SIMULATION PRODUCTS, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

     We have limited resources for marketing and selling medical simulation or three-dimensional simulation products either directly or through distributors. To achieve our business objectives we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small-specialized companies that may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There is no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our simulation products could have a material adverse effect on our product revenues.

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING; COULD RESULT IN THE IMPAIRMENT OR LOSS OF PORTIONS OF OUR INTELLECTUAL PROPERTY; AND COULD ADVERSELY AFFECT OUR BUSINESS.

     Intellectual property litigation, whether brought by us or by others against us, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technology, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technology at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

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

     We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technology and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees, or us, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technology unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims by third parties against our licensees could also result in claims by our licensees against us under the indemnification provisions of our licensees’ agreements with us. We have recently received such a claim from one of our major licensees requesting indemnification from a patent infringement allegation. We have reviewed this demand and believe that it is without merit. This claim could result in litigation, however, which could be costly and time-consuming to defend. Further, our business could be adversely affected if we were unsuccessful in defending against the claim.

IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND TO GENERATE REVENUES WOULD BE IMPAIRED.

     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court were to limit the scope of, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments or may themselves choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country in which our licensees do business.

     We also rely on licenses, confidentiality agreements, and copyright, trademark and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products and trademarks would be difficult, expensive, and time-consuming, particularly overseas.

PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND AND COULD EXPOSE US TO LOSS.

     Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend, and distracting to management and could result in damages and injure our reputation and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations.

     In the past, manufacturers of peripheral products including certain gaming products such as joysticks, wheels, or gamepads, have been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. We have not experienced any product liability claims to date. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions.

THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THE WIDESPREAD ADOPTION AND SALE OF PRODUCTS INCORPORATING OUR TECHNOLOGIES.

     Personal computer and console gaming peripherals and automotive and industrial controls incorporating our touch-enabling technologies are more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co., Ltd., Samsung, and BMW have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

COMPETITION BETWEEN OUR PRODUCTS AND OUR LICENSEES’ PRODUCTS MAY REDUCE OUR REVENUE.

     Rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices, and increasing foreign and domestic competition characterize the markets in which we and our licensees compete. We believe that competition in these markets will continue to be intense, and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

     We face competition from unlicensed products as well. Our licensees or other third parties may seek to develop products using our intellectual property or develop alternative designs that attempt to circumvent our intellectual property, which they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

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

TECHNOLOGIES MAY BECOME OBSOLETE AND OUR ABILITY TO GROW AND OUR RESULTS OF OPERATIONS MIGHT BE HARMED.

     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technology could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:

•	we fail to develop new technologies;

•	the technologies we develop infringe on existing non-Immersion patents;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

WE DEPEND ON A SINGLE SUPPLIER TO PRODUCE SOME OF OUR MEDICAL SIMULATORS AND MAY LOSE CUSTOMERS IF THIS SUPPLIER DOES NOT MEET OUR REQUIREMENTS.

     We have one supplier for some of our custom medical simulators. Any disruption in the manufacturing process from our sole supplier could adversely affect our ability to deliver our products and ensure quality workmanship and could result in a reduction of our product sales. Additionally, the single supplier could increase prices and thereby erode our margins before we are able to find an alternative source.

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

     We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Some of our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technology, and develop new technologies.

OUR MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS AND COULD ALSO AFFECT THE VOLATILITY OF OUR STOCK PRICE.

     We have, have had in the past, and may have in the future, stockholders who retain greater than 10%, or in some cases greater than 20%, of our outstanding stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.

     Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 98, Windows 2000, Windows Me and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COST AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other legal changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.

     Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. California has experienced problems with its power supply in recent years. As a result, we have experienced utility cost increases and may experience unexpected interruptions in our power supply that could have a material adverse effect on our sales, results of operations, and financial condition. In addition, a substantial portion of our research and development activities, manufacturing, our corporate headquarters, and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. Any such loss at our facilities could disrupt our operations, delay production, shipments, and revenue, and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

WE HAVE EXPERIENCED SIGNIFICANT CHANGE IN OUR BUSINESS, AND OUR FAILURE TO MANAGE THE COMPLEXITIES ASSOCIATED WITH THE CHANGING ECONOMIC ENVIRONMENT AND TECHNOLOGY LANDSCAPE COULD HARM OUR BUSINESS.

     Any future periods of rapid change may place significant strains on our managerial, financial, engineering, and other resources. Further economic weakness, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating, and meeting our operational needs as well as the needs of our licensees.

WE MAY ENGAGE IN ACQUISITIONS THAT COULD DILUTE STOCKHOLDERS’ INTERESTS, DIVERT MANAGEMENT ATTENTION, OR CAUSE INTEGRATION PROBLEMS.

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

OUR CURRENT CLASS ACTION LAWSUIT COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING TO DEFEND AGAINST, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of the Company’s November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

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

IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.

     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of March 31, 2004, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. In addition, certain provisions of Delaware law may discourage, delay, or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

(b) There has been no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In re Immersion Corporation

     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of the Company’s November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At our request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. We filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the Court rescheduled the trial from April 12, 2004 to April 19, 2004. On April 13, 2004, the Court held a pretrial conference to address various pretrial matters. Due to a scheduling conflict with another matter on the Court’s calendar, the Court tentatively rescheduled the trial date to May 24, 2004, with a tentative backup date of August 16, 2004. Both dates are subject to the Court’s calendar.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. We continue to pursue our claims of infringement against Sony Computer Entertainment. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 6 to our condensed consolidated financial statements. If Sony Computer Entertainment was successful in its counterclaims and our patents involved in this litigation were deemed invalid and/or unenforceable, the assets relating to the patents that were deemed invalid and/or unenforceable would be impaired. We currently believe it is unlikely that our patents will be deemed invalid and/or unenforceable in connection with the counterclaims of Sony Computer Entertainment. We cannot at this time estimate the amount of a possible loss associated with the possible impairment of these assets nor can we forecast the amount of any future revenue streams that may be affected. Sony Computer Entertainment has requested that it be awarded attorneys fees in the event it prevails. The court in exceptional cases may award reasonable attorney fees to the prevailing party. We currently believe it is remote that Sony Computer Entertainment would be awarded attorneys’ fees.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number	Description
10.56	Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     (i) We furnished a Current Report on Form 8-K on February 9, 2004, announcing the release of the Company’s earnings for the fourth quarter of 2003.

     (ii) We filed a Current Report on Form 8-K on March 1, 2004, announcing that the Company had entered into an employment agreement with Richard Vogel whereby Mr. Vogel will be appointed the Senior Vice President-General Manager of Immersion Medical effective March 1, 2004.

     (iii) We filed a Current Report on Form 8-K on March 25, 2004 in order to release our audited annual consolidated financial statements for the year ended December 31, 2003 so that a stockholder could effect secondary market transactions during the pendency of the filing of our Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION
Registrant

Date: May 14, 2004	/s/ Victor Viegas

Victor Viegas
President, Chief Executive Officer,
Chief Financial Officer, and Director

EXHIBIT INDEX

Exhibit
Number	Description
10.56	Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002