Form 10-Q
period 2004-06-30
IMMERSION CORP
filed 2004-08-13
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Yes [  ]      No [X]

Number of shares of Common Stock outstanding at August 6, 2004: 23,340,658

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$18,214	$21,738
Accounts receivable, (net of allowances for doubtful accounts of: 2004, $140; and 2003, $147)	2,728	4,927
Inventories	2,242	2,099
Prepaid expenses and other current assets	710	1,099

Total current assets	23,894	29,863
Property and equipment, net	1,294	1,454
Intangibles and other assets, net	6,847	6,596

Total assets	$32,035	$37,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,673	$1,752
Accrued compensation	1,263	864
Other current liabilities	1,429	2,066
Deferred revenue and customer advances	2,705	3,116
Current portion of long-term debt	10	10
Current portion of capital lease obligation	11	23

Total current liabilities	8,091	7,831
Long-term debt, less current portion	11	16
Long-term deferred revenue, less current portion	7,351	4,235
Long-term customer advance from Microsoft (Note 6)	15,069	27,050

Total liabilities	30,522	39,132

Contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2004, 23,287,952 and 2003, 20,670,541	103,537	89,903
Warrants	1,974	1,974
Deferred stock compensation	(7)	(130)
Accumulated other comprehensive income	22	33
Accumulated deficit	(104,013)	(92,999)

Total stockholders’ equity (deficit)	1,513	(1,219)

Total liabilities and stockholders’ equity (deficit)	$32,035	$37,913

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Royalty and license	$1,899	$804	$3,730	$1,637
Product sales	2,879	2,465	5,323	4,613
Development contracts and other	736	873	1,816	1,628

Total revenues	5,514	4,142	10,869	7,878

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,540	1,462	2,761	2,568
Sales and Marketing (exclusive of amortization of deferred stock compensation)	2,826	1,885	5,288	3,676
Research and development (exclusive of amortization of deferred stock compensation)	2,077	1,739	3,966	3,428
General and administrative (exclusive of amortization of deferred stock compensation)	3,589	2,860	8,467	5,016
Amortization of intangibles and deferred stock compensation *	358	611	871	1,260

Total costs and expenses	10,390	8,557	21,353	15,948

Operating loss	(4,876)	(4,415)	(10,484)	(8,070)
Interest and other income	39	2	85	13
Interest and other expense	(9)	(31)	(615)	(44)

Net loss	$(4,846)	$(4,444)	$(11,014)	$(8,101)

Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.50)	$(0.40)

Shares used in calculating basic and diluted net loss per share	23,198	20,179	21,994	20,162

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$356	$398	$748	$817
Deferred stock compensation — sales and marketing	—	—	—	3
Deferred stock compensation — research and development	2	212	123	437
Deferred stock compensation — general and administrative	—	1	—	3

Total	$358	$611	$871	$1,260

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,014)	$(8,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426	563
Amortization of intangibles	748	817
Amortization of deferred stock compensation	123	443
Amortization of discounts on notes payable	—	1
Interest and other expense - Microsoft	598	—
Fair value adjustment for warrant liability	—	(2)
Loss on disposal of equipment	3	1
Noncash interest expense	—	16
Changes in operating assets and liabilities:
Accounts receivable	2,194	718
Inventories	(143)	(187)
Prepaid expenses and other current assets	408	561
Accounts payable	1,088	(614)
Accrued compensation and other current liabilities	(235)	421
Deferred revenue and customer advances	2,705	35

Net cash used in operating activities	(3,099)	(5,328)

Cash flows from investing activities:
Intangibles and other assets	(1,019)	(729)
Purchases of property and equipment	(276)	(148)

Net cash used in investing activities	(1,295)	(877)

Cash flows from financing activities:
Issuance of common stock	66	11
Exercise of stock options	1,202	14
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 6)	(212)	—
Payments on notes payable and capital leases	(18)	(85)

Net cash provided by (used in) financing activities	1,038	(60)

Effect of exchange rates on cash and cash equivalents	(168)	596

Net decrease in cash and cash equivalents	(3,524)	(5,669)
Cash and cash equivalents:
Beginning of the period	21,738	8,717

End of the period	$18,214	$3,048

Supplemental disclosure of cash flow information :
Cash paid for taxes	$160	$—

Cash paid for interest	$2	$43

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operation for the interim periods have been included.

     The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     Stock-Based Compensation - The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Emerging Issues Task Force (“EITF”) 96-18. Pro forma disclosures required under Statement of Financial Accounting Standard (“SFAS”) No. 123, ''Accounting for Stock-Based Compensation,’’ as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss — as reported	$(4,846)	$(4,444)	$(11,014)	$(8,101)
Add: Stock-based employee compensation included in reported net loss	2	213	123	443
Less: Stock-based compensation expense determined using fair value method	(1,882)	(1,084)	(3,655)	(2,115)

Net loss — pro forma	$(6,726)	$(5,315)	$(14,546)	$(9,773)

Basic and diluted loss per common share — as reported	$(0.21)	$(0.22)	$(0.50)	$(0.40)
Basic and diluted loss per common share — pro forma	$(0.29)	$(0.26)	$(0.66)	$(0.48)

     Recent Accounting Pronouncements – On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its Exposure Draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for the Company’s 2005 fiscal year. The pro forma impact of the adoption of SFAS No. 123 on the Company’s historical financial statements is included in the footnotes to the financial statements. The Company expects to continue to grant stock-based compensation to employees and the impact of the adoption of the new standard, when and if issued, may have a material impact on the Company’s future results of operations.

     In March 2004, the EITF reached a final consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment that should be considered other-than-temporary. The adoption of this Issue will not have an effect on the Company’s operating results or financial condition.

2. INVENTORIES

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw materials and subassemblies	$1,821	$1,539
Work in process	166	247
Finished goods	255	313

Total	$2,242	$2,099

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2004	2003
	(In thousands)
Computer equipment and purchased software	$2,364	$2,251
Machinery and equipment	2,115	2,010
Furniture and fixtures	1,326	1,320
Leasehold improvements	692	692

Total	6,497	6,273
Less accumulated depreciation	(5,203)	(4,819)

Property and equipment, net	$1,294	$1,454

4. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2004	2003
	(In thousands)
Patents and technology	$9,553	$8,535
Other intangibles	5,748	5,748
Other assets	90	110

Gross intangibles and other assets	15,391	14,393
Accumulated amortization of patents and technology	(3,592)	(3,226)
Accumulated amortization of other intangibles	(4,952)	(4,571)

Intangibles and other assets, net	$6,847	$6,596

     The estimated annual amortization expense for intangible assets as of December 31, 2003 is $1.7 million in 2004, $1.5 million in 2005, $1.0 million in 2006, $0.9 million in 2007, $0.5 million in 2008, $0.4 million in 2009, and $1.4 million thereafter.

5.	COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2004	2003
	(In thousands)
Accrued legal	$318	$945
Other current liabilities	1,111	1,121

Total other current liabilities	$1,429	$2,066

Deferred revenue	$2,666	$3,032
Customer advances	39	84

Total current deferred revenue and customer advances	$2,705	$3,116

6.	LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT

     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America, Inc. and Sony Computer Entertainment, Inc. (collectively, “Sony Computer Entertainment”, the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48 month period.

     Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, and (ii) any funds received from Microsoft under the 7% Debentures. As discussed in Note 10, the Company intends to continue its patent litigation against Sony Computer Entertainment.

     On April 2, 2004, Microsoft Corporation elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock pursuant to Section 5 (c) of the Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. This conversion eliminated certain obligations, such as the mandatory redemption buy-back provision, the obligation to make dividend payments, and certain operational limitations.

     In the event of a settlement of the Sony Computer Entertainment litigation, the Company will realize and retain net cash proceeds received from Sony Computer Entertainment only to the extent that settlement proceeds exceed the amounts due Microsoft for its Participation Rights and any outstanding 7% Debentures and interest as specified above. Under certain circumstances related to a Company initiated settlement with Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $15.0 million. In the event of an unfavorable judicial resolution or a dismissal or withdrawal by Immersion of the lawsuit meeting certain conditions, the Company would not be required to make any payments to Microsoft except pursuant to the payment provisions relating to any outstanding 7% Debentures.

     Under the terms of the Senior Redeemable Convertible Debentures agreement, the Company can sell up to $3.0 million of the 7% Debentures the first year and $2.0 million per year for the following three years. Debenture proceeds may only be used to finance the Sony Computer Entertainment litigation. The 7% Debentures are callable by Microsoft after 3 years at 110%. They are also callable by Microsoft upon settlement of the Sony Computer Entertainment litigation at 125% of par. The 7% Debentures are convertible into common stock at 364 shares/$1,000 face value (based on $2.745 per share). Under certain specified circumstances, including the acquisition of the Company, any outstanding 7% Debentures would become immediately due and payable.

     The $26.0 million received from Microsoft, as described above, plus an additional $1.4 million related to accretion and cumulative dividends had been reflected as a liability in the financial statements as of March 31, 2004. Upon the conversion of the Series A Preferred Stock, in April 2004, the Company reduced the Long-Term Customer Advance from Microsoft to the minimum obligation the Company would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration of $12.4 million was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

7.	NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(4,846)	$(4,444)	$(11,014)	$(8,101)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	23,198	20,179	21,994	20,162

Net loss per share, basic and diluted	$(0.21)	$(0.22)	$(0.50)	$(0.40)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,
	2004	2003
Outstanding stock options	8,141,049	7,604,928
Warrants	351,543	480,943

8.	COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(4,846)	$(4,444)	$(11,014)	$(8,101)
Foreign currency translation adjustment	(7)	23	(11)	40

Total comprehensive loss	$(4,853)	$(4,421)	$(11,025)	$(8,061)

9.	SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA, AND SIGNIFICANT CUSTOMERS

     The Company designs, develops, produces, markets, and licenses products based on touch-enabling technology. These devices are used in computer entertainment, medical, automotive, and other professional computing applications. The Company has two operating and reportable segments. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. A description of the types of products and services provided by each operating segment is as follows:

     Immersion Computing, Entertainment and Industrial develops and markets TouchSense® and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

     The following tables display information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,161	$2,811	$6,564	$5,034
Immersion Medical	2,374	1,854	4,369	3,502
Intersegment eliminations	(21)	(523)	(64)	(658)

Total	$5,514	$4,142	$10,869	$7,878

Net Loss:
Immersion Computing, Entertainment and Industrial	$(3,901)	$(3,741)	$(9,379)	$(7,118)
Immersion Medical	(966)	(655)	(1,679)	(1,061)
Intersegment eliminations	21	(48)	44	78

Total	$(4,846)	$(4,444)	$(11,014)	$(8,101)

	June 30,	December 31,
	2004	2003
	(In thousands)
Total Assets:
Immersion Computing, Entertainment and Industrial	$43,932	$47,543
Immersion Medical	3,850	5,136
Intersegment eliminations	(15,747)	(14,766)

Total	$32,035	$37,913

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

REVENUE BY PRODUCT LINES

     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Revenues:
Consumer, Computing and Entertainment	$1,243	$718	$2,461	$1,378
3D and Professional Products	1,476	1,188	2,950	2,217
Automotive	336	202	854	409
Other	103	180	267	372

Subtotal Immersion Computing, Entertainment and Industrial	3,158	2,288	6,532	4,376
Immersion Medical	2,356	1,854	4,337	3,502

Total	$5,514	$4,142	$10,869	$7,878

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
North America	75%	68%	72%	70%
Europe	20%	18%	19%	18%
Far East	5%	13%	8%	11%
Rest of the world	—%	1%	1%	1%

Total	100%	100%	100%	100%

     The Company derived 73% and 68% of its total revenues from the United States for the three months ended June 30, 2004 and 2003 respectively. The Company derived 71% and 68% of its total revenues from the United States for the six months ended June 30, 2004 and 2003 respectively. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at June 30, 2004 and December 31, 2003.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Customer A	*	*	*	10%
Customer B	23%	*	20%	*
Customer C	10%	*	*	*

Total	33%	0%	20%	10%

     * Revenue derived from customer represented less than 10% for the period.

     As of June 30, 2004, one customer accounted for 18% of the Company’s accounts receivable. No other customer accounted for more than 10% of the Company’s accounts receivable for the periods presented.

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

     The Company and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company believes is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. Immersion filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the Court rescheduled the trial from April 12, 2004 to April 19, 2004. On April 13, 2004, the Court held a pretrial conference to address various pretrial matters. Due to a scheduling conflict with another matter on the Court’s calendar, the Court tentatively rescheduled the trial date to May 24, 2004, with a tentative backup date of August 16, 2004. On May 18, 2004, the Court rescheduled the trial date to August 16, 2004. This date continues to be subject to the Court’s calendar. There are also several additional pretrial matters which are scheduled for hearing before the Court on August 13, 2004.

     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft. The Company continues to pursue its claims of infringement against Sony Computer Entertainment. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 6. If Sony Computer Entertainment were successful in its counterclaims and the Company’s patents involved in this litigation were deemed invalid and/or unenforceable, the assets relating to the patents that were deemed invalid and/or unenforceable would be impaired, and the Company may be required to pay Sony Computer Entertainment’s attorneys’ fees.

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

     As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we currently have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

     We have executed a series of agreements with Microsoft Corporation as described in Note 6 to our condensed consolidated financial statements that provide for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We have accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon the conversion of the Series A Preferred Stock, in April 2004, we reduced the Long-Term Customer Advance from Microsoft to the minimum obligation we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

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

     We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our goodwill and other intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended and the six months ended June 30, 2004, we capitalized external costs associated with patents and trademarks of $0.5 million and $1.0 million respectively, and our amortization expense for the same period, for those capitalized costs, was $40,000 and $77,000 respectively.

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

     In markets where our touch technology is a small piece of a larger system (such as mobile phones, consumer gaming peripherals, and automotive interfaces), we license our technologies to third party manufacturers who integrate our technology into their products and resell it under their own brand names. In other markets, where our touch technology is a complete system (like medical simulation systems and three-dimensional and professional products) or electronic components, we manufacture and sell products under our own Immersion brand name, through direct sales, distributors, and value added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

     Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as common as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 230 issued patents and more than 270 pending patent applications worldwide, covering various aspects of hardware and software technologies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Overview of the Three Months and Six Months Ended June 30, 2004

     We experienced a 33% increase in revenue during the three months ended June 30, 2004 as compared to the three months ended June, 30 2003 and a 38% increase in revenue for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. All revenue categories contributed to the six-month year-over-year growth. Investments made in the sales and marketing area are contributing to our ability to penetrate new and existing markets and build greater market acceptance for our touch technology. Increased royalty and license revenue due to increased sales of both PC and console gaming peripherals by our licensees and license fees from our license and development contract with Medtronic also contributed to the revenue growth during the first six months of 2004. During the three months ended June 30, 2004, we continued our litigation against Sony Computer Entertainment and incurred litigation costs of $2.0 million, an increase of $0.4 million from the three months ended June 30, 2003. Litigation costs increased by $2.8 million to $5.2 million in the first six months of fiscal 2004 as compared to the same period last year. Although our net loss in the first six months ended June 30, 2004 was $11.0 million, it should be noted that in addition to the $5.2 million in litigation expenses, the loss included $0.6 million in preferred stock accretion and accrued dividends related to our previously outstanding Series A Preferred Stock held by Microsoft. As a result of Microsoft’s conversion of all such shares of Series A Preferred Stock into common stock in April 2004, we do not expect to incur any preferred stock accretion and dividend expense in the future.

     As of June 30, 2004, our cash and cash equivalents were $18.2 million. During April 2004, we extended an existing prepayment arrangement with a licensee, resulting in the receipt of an additional $5.0 million in cash, which helped offset our cash consumption due to our operating loss.

     During the remainder of 2004, we expect to see continued growth in our business segments as our technology gains further acceptance. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

	June 30,		Change
REVENUES	2004	2003
	($ In thousands)
Three months ended:
Royalty and license	$1,899	$804	136%
Product sales	2,879	2,465	17%
Development contracts and other	736	873	(16)%

Total Revenue	$5,514	$4,142	33%

Six months ended:
Royalty and license	$3,730	$1,637	128%
Product sales	5,323	4,613	15%
Development contracts and other	1,816	1,628	12%

Total Revenue	$10,869	$7,878	38%

   Three Months ended June 30, 2004 and 2003

     Total Revenue. Our total revenue for the second quarter of fiscal 2004 increased by $1.4 million or 33% from the second quarter of fiscal 2003.

     Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended June 30, 2004 increased $1.1 million or 136% from the three months ended June 30, 2003. The increase in royalty and license revenue is a combination of an increase in gaming royalties of $548,000, an increase in medical and license fees of $446,000, and an increase in automotive royalties of $101,000. The increase in gaming royalties is mainly due to Microsoft’s exit from the PC gaming peripherals market and the resulting increase in market share experienced by some of our third party licensees who pay us per unit royalties. We anticipate this year over year growth to continue until the end of fiscal 2004. Additionally, in the console peripheral business, many of our third-party licensees from whom we earn per unit royalties are enjoying the benefits of new premium product introductions and significant market share growth at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. Next generation consoles are expected to be introduced in early 2006 and hence we are currently seeing an increase in third-party royalties that will likely decline once the new consoles are introduced and market share is shifted back to first-party peripheral makers. The increase in royalty and license revenue from our medical licensees is primarily due to license revenue recognized on our license and development agreements with Medtronic. We have had a series of licensing and development agreements with Medtronic since 1998, and we will continue to seek additional arrangements in the future. Automotive royalties increased due to an increase in the number of vehicles manufactured with our technology incorporated in them.

     Product sales. Product sales for the three months ended June 30, 2004 increased by $414,000 or 17% as compared to the three months ended June 30, 2003. The increase in product sales was mainly due to an increase in our professional and industrial product sales and our medical product sales. Increased sales of our force feedback electronics for arcade gaming contributed to an increase in professional and industrial product sales for the three months ended June 30, 2004 as a result of a customer’s successful product introduction which began during the third quarter of 2003. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. Medical sales increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to increased sales in our endovascular and laparoscopic product lines.

     Development contract and other revenue. Development contract and other revenue is comprised of revenue on commercial and government contracts. Development contract and other revenue decreased by $137,000 or 16% during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The decrease is attributable to a decrease in revenue from government contracts in the medical area resulting from a decrease in the work performed against those contracts due to resource availability and work scheduling as well as the completion of one contract during the first quarter of 2004, partially offset by an increase in commercial medical development contracts namely due to our license and development agreements with Medtronic and new industrial and mobility contracts entered into during the second quarter of fiscal 2004.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of fiscal 2004, revenue generated in North America, Europe, Far East, and Rest of the World represented 75%, 20%, 5%, and 0%, respectively, compared to 68%, 18%, 13%, and 1%, respectively, for the second quarter of fiscal 2003. The shift in revenues among regions is mainly due to an increase in gaming royalties, medical royalties, and medical development contract revenues from customers in North America offset by decreased medical development contract revenue from a customer in the Far East.

   Six Months ended June 30, 2004 and 2003

     Total Revenue. Our total revenue for the first six months of fiscal 2004 increased by $3.0 million or 38% from the first six months of fiscal 2003.

     Royalty and license revenue. The increase in royalty and license revenue of $2.1 million or 128% for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 is attributable to an increase in gaming royalties from the sales, by our licensees, of both console and PC gaming peripherals, an increase in medical license fees primarily from our license and development agreements with Medtronic, and an increase in automotive royalties due to an increase in the number of vehicles manufactured with our technology incorporated in them.

     Product sales. Product sales increased by $710,000 or 15% for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003. The increase in product sales was mainly due to an increase in our professional and industrial product sales including increased force feedback electronics for arcade gaming and increased sales of our SoftMouse product for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

     Development contract and other revenue. Development contract revenue increased by $188,000 or 12% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The increase is due to an increase in commercial contracts mainly in the medical, automotive, and mobility sectors in the amount of $775,000 offset by a decrease of $584,000 in government contracts. Increased medical development contracts with Medtronic and new automotive and mobility contracts entered into during the first half of fiscal 2004 were offset by a decrease in revenue from government contracts in the medical area resulting from a decrease in the work performed against those contracts due to resource availability and work scheduling.

     In the first six months of fiscal 2004, revenue generated in North America, Europe, Far East and Rest of the World represented 72%, 19%, 8%, and 1% respectively compared to 70%, 18%, 11%, and 1% respectively, for the first six months of fiscal 2003. The shift in revenues among regions is mainly due to an increase in gaming royalties, medical royalties, and medical development contract revenues from customers in North America offset by decreased medical development contract revenue from a customer in the Far East.

	June 30,		Change
COST OF PRODUCT SALES	2004	2003
	($ In thousands)
Three months ended:
Cost of product sales	$1,540	$1,462	5%
% of total product revenue	53%	59%
Six months ended:
Cost of product sales	$2,761	$2,568	8%
% of total product revenue	52%	56%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales increased by $78,000 or 5% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to increased product sales and increased price and cost variances, offset by decreased write offs for excess and obsolete inventory and decreased overhead costs. Product sales increased by 17% during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 thereby resulting in an increase in direct material and labor costs for the period. Price and cost variances increased $59,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Write offs for excess and obsolete inventory decreased by $134,000, during the three months ended June 30, 2004, revisions were made to certain products to improve product quality during the three months ended June 30, 2003. Overhead costs decreased by $64,000 due to decreased insurance and facilities costs mainly resulting from reduced rates for such expenses during 2004. Cost of product sales as a percentage of total product revenue decreased to 53% for the three months ended June 30, 2004 from 59% for the three months ended June 30, 2003 in part due to decreased write offs for excess and obsolete inventory and decreased overhead costs.

     Cost of product sales increased by $193,000 or 8% for the first six months ended June 30, 2004 compared to the first six months ended June 30, 2003. The increase is a combination of increased direct material and labor costs associated with the increased product sales of 15%, increased price and cost variances of $93,000, offset by decreased overhead costs of $159,000, and decreased inventory write offs for excess and obsolete inventory of $131,000. Cost of product sales as a percentage of total product revenue decreased to 52% for the six months ended June 30, 2004 as compared to 56% for the six months ended June 30, 2003.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2004	2003
	($ In thousands)
Three months ended:
Sales and marketing	$2,826	$1,885	50%
% of total revenue	51%	46%
Research and development	$2,077	$1,739	19%
% of total revenue	38%	42%
General and administrative	$3,589	$2,860	25%
% of total revenue	65%	69%
Amortization of intangibles and deferred stock compensation	$358	$611	(41)%
% of total revenue	6%	15%

Six months ended:
Sales and marketing	$5,288	$3,676	44%
% of total revenue	49%	47%
Research and development	$3,966	$3,428	16%
% of total revenue	36%	44%
General and administrative	$8,467	$5,016	69%
% of total revenue	78%	64%
Amortization of intangibles and deferred stock compensation	$871	$1,260	(31)%
% of total revenue	8%	16%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $941,000 or 50% in the second quarter of fiscal 2004 compared to the comparable period in 2003. The increase in expenses is due to our expansion of our sales and marketing team and investment in initiatives focusing on medical and mobile phone market opportunities and upgrading our corporate marketing function, offset by decreased bad debt expense. The increase in the second three months of fiscal 2004 included increased headcount and related compensation, benefits, and overhead of $787,000, increased travel of $97,000 to support the sales and marketing efforts noted above, and an increase in market research, shows and exhibits, and advertising of $88,000, offset by a decrease in bad debt expense of $30,000. During the latter half of 2003 and the beginning of 2004, we reorganized and redeployed our sales and marketing teams to capitalize on our leading technology and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technology. We hired a number of new sales and marketing employees beginning with the latter half of 2003 and anticipate increased compensation expense related to these recent hires in the future. We anticipate increased and continued investment in sales and marketing in future periods to exploit market opportunities for our technology.

     Sales and Marketing expenses increased by $1.6 million or 44% in the first six months of fiscal 2004 compared to the same period last year. The increase was mainly the result of increased compensation, benefits, and overhead of $942,000, increased professional consulting of $280,000, increased travel of $156,000, increased market research, shows and exhibits, and advertising of $113,000, and comparative increased bad debt expense of $108,000 due to reversals of bad debt expense during the first three months of fiscal 2003.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $338,000 or 19% in the second quarter of fiscal 2004 compared to the same period in 2003. The increase was mainly due to an increase in compensation, benefits, and overhead of $190,000, in part related to creating a department to focus on human interface and usability of our technology, an increase in supplies and materials and prototyping expenses of $92,000, and increased travel costs of $26,000. We believe that continued investment in research and development is critical to our future success, and we expect these expenses may increase in absolute dollars in future periods but decrease as a percentage of revenue.

     Research and development expenses increased by $538,000 or 16% in the first six months of fiscal 2004 compared to the same period last year. The increase was mainly due to an increase in compensation, benefits, and overhead of $310,000, an increase in supplies and materials and prototyping expenses of $81,000, an increase of travel of $43,000, and an increase in outside professional consulting of $89,000.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $729,000 or 25% in the second quarter of fiscal 2004 compared to the same period in 2003. The increase is primarily attributable to an increase in legal and professional fees of $497,000, mostly related to the litigation against Sony Computer Entertainment, increased compensation, benefits, and overhead of $166,000 and increased public company expenses of $27,000. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses as we incur continued costs related to the Sony Computer Entertainment litigation, costs to protect and defend our intellectual property, and compliance costs associated with Sarbanes-Oxley and new Nasdaq listing requirements.

     General and administrative expenses increased $3.5 million or 69% in the first six months of fiscal 2004 as compared to the same period last year. The increase is due to increased legal and professional fees of $3.1 million mainly due to our litigation against Sony Computer Entertainment, increased compensation, benefits, and overhead of $207,000, and increased public company expenses of $63,000.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, other intangible amortization, and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $253,000 or 41% in the second quarter of fiscal 2004 compared to the same period in 2003. The decrease is mainly attributable to a $211,000 decrease in deferred stock compensation amortization due to the expiration of certain option vesting periods and a decrease in intangible amortization of $42,000, as certain intangibles have reached full amortization.

     Amortization of intangibles and deferred stock compensation decreased by $389,000 or 31% in the first six months of fiscal 2004 compared to the same period last year. The decrease is mainly attributable to $320,000 decrease in deferred stock compensation amortization due to the expiration of certain option vesting periods and a decrease in intangible amortization of $69,000, as certain intangibles have reached full amortization.

     Interest and Other Income. Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income increased by $37,000 in the second quarter of fiscal 2004 compared to the same period in 2003 as a result of interest earned on our increased cash and cash equivalents for the period, which were mainly due to the $26.0 million received in the third quarter of 2003 from Microsoft for a license to our portfolio of patents and their investment in our Series A Preferred Stock.

     Interest and other income increased by $72,000 in the first six months of fiscal 2004 compared to the same period last year as a result of interest earned on our increased cash and cash equivalents for the period, which were mainly due to the $26.0 million received in the third quarter of 2003 from Microsoft.

     Interest and Other Expense. Interest and other expense consists primarily of interest expense on our notes payable and capital leases. Interest and other expense decreased by $22,000 for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The reduction in interest and other expense was mainly attributable to lower interest expense associated with reduced debt obligations outstanding during the second quarter of fiscal 2004 compared to the same period in 2003.

     Interest and other expense for the six months ended June 30, 2004 consists primarily of accretion and dividend expense on our long-term customer advance from Microsoft as well as interest expense on our notes payable and capital leases. Interest and other expense increased by $571,000 in the first six months of fiscal 2004 compared to the same period last year. The increase in interest and other expense was mainly attributable to accretion of $500,000 in payments which may be due to Microsoft and dividend expense on our Series A Preferred Stock of $98,000, as further discussed in Note 6 to the condensed consolidated financial statements, offset by a reduction in interest expense associated with reduced debt obligations outstanding during the first six months of fiscal 2004 compared to the same period in 2003.

SEGMENT RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment and Industrial	$3,161	$2,811	$6,564	$5,034
Immersion Medical	2,374	1,854	4,369	3,502
Intersegment eliminations	(21)	(523)	(64)	(658)

Total	$5,514	$4,142	$10,869	$7,878

Net Loss:
Immersion Computing, Entertainment and Industrial	$(3,901)	$(3,741)	$(9,379)	$(7,118)
Immersion Medical	(966)	(655)	(1,679)	(1,061)
Intersegment eliminations	21	(48)	44	78

Total	$(4,846)	$(4,444)	$(11,014)	$(8,101)

     Immersion Computing, Entertainment and Industrial segment. Revenues from the Immersion Computing, Entertainment and Industrial segment increased by $350,000 or 12% in the second quarter of fiscal 2004 compared to the same period in 2003. Royalty and license revenues increased by $650,000, mainly due to increased royalties from our licensees that sell console and PC gaming peripheral products; product sales decreased by $231,000, mainly due to decreased intercompany sales to Immersion Medical partially offset by increased sales of our professional and industrial products such as our force feedback electronics for arcade gaming; and development contract revenues decreased by $69,000, primarily due to reduced development work for Immersion Medical. Net loss for the three months ended June 30, 2004 increased by $160,000 or 4% compared to the same period in 2003. Increased operating expenses of $868,000 mainly due to increased litigation costs associated with our litigation against Sony Computer Entertainment and increased sales and marketing expenses, offset by increased gross margin of $668,000 account for the increase in net loss for the three months ended June 30, 2004 compared to the same period in 2003.

     Revenues for the first six months of fiscal 2004 increased by $1.5 million or 30% as compared to the same period last year for the Immersion Computing, Entertainment and Industrial segment. The increase in revenue is primarily attributable to increased royalties from our licensees that sell console and PC gaming peripheral products and increased development contract revenues from new commercial industrial and mobility contracts. Net loss for the six months ended June 30, 2004 increased by $2.3 million or 32% compared to the same period in 2003. The increased net loss is primarily due to increased operating expenses of $3.6 million mainly due to increased litigation costs associated with our litigation against Sony Computer Entertainment and increased sales and marketing expenses, and increased accretion and dividend costs of $598,000, offset by increased gross margin of $1.9 million primarily due to increased revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Immersion Medical segment. Revenues from Immersion Medical increased by $520,000 or 28% for the second quarter of fiscal 2004 compared to the same period in 2003. The increase is primarily due to an increase of $446,000 in royalty and licensing revenue and an increase of $234,000 in product sales revenue partially offset by a decrease of $160,000 in development contract revenue. Royalty and license revenue increased due to revenues recognized on the Medtronic licensing agreement entered into during February 2003. Revenues on this agreement were deferred until certain refund provisions had lapsed which occurred during the fourth quarter of 2003. Net loss for the three months ended June 30, 2004 increased by $311,000 or 47% compared to the same period in 2003. The increase is mainly due to increased operating expenses of $795,000 primarily due to increased sales and marketing costs, offset by increased gross margin of $465,000.

     Revenues from Immersion Medical increased by $867,000 or 25% for the first six months of fiscal 2004 as compared to the first six months of 2003 mainly due to an increase in royalty and license revenue recognized as a result of the aforementioned Medtronic licensing agreement. The net loss for the six months ended June 30, 2004 increased by $618,000 or 58% compared to the six months ended June 30, 2003 and was primarily due to increased operating expenses of $1.5 million mainly due to increased sales and marketing expenses, offset by increased gross margin of $883,000 mostly due to increased royalty and license revenue.

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

     At June 30, 2004 our cash and cash equivalents totaled $18.2 million, down $3.5 million from $21.7 million at December 31, 2003.

     During the year ended December 31, 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit and providing for an investment in our new Series A Preferred Stock. As a result of these agreements, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for approximately $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Preferred Stock for $2.745 per share, or an aggregate purchase price of $6.0 million. The Preferred Stock accrued cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock and could have been redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. On April 2, 2004, Microsoft Corporation elected to convert all 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock. In addition, and at our discretion, we may require Microsoft to buy up to $6.0 million of our 7% Senior Redeemable Convertible Debentures, at a rate of $2.0 million per annum for the next three years. No debentures have been sold to date.

     In the second quarter of 2004, we extended an existing prepayment arrangement with a licensee, resulting in our receipt of an additional $5.0 million in cash in return for a discount on the future royalties due from this licensee pursuant to our existing license agreement.

     Net cash used in operating activities during the first six months of fiscal 2004 was $3.1 million, a decrease of $2.2 million from $5.3 million used during the comparable period in 2003. Cash used in operations during the six month period ended June 30, 2004 was comprised primarily of our $11.0 million net loss offset by noncash charges and credits of $1.9 million, which consist primarily of depreciation, amortization of intangibles, deferred stock compensation, and preferred stock accretion and dividend expense. Cash used in operating activities was also impacted by a increase of $2.7 million due to a change in deferred revenue and customer advances, partially attributable to extending a prepayment arrangement with a licensee, an increase of $2.2 million due to a change in accounts receivable due in part to $1.0 million received from Medtronic, an increase of $1.1 million due to a change in accounts payable due to the timing of payments to vendors, an increase of $408,000 due to a change in prepaid expenses and other current assets, and a decrease of $235,000 due to a change in accrued compensation and other current liabilities.

     Net cash used in investing activities during the first six months of fiscal 2004 was $1.3 million. Capitalization of external patent filing and application costs accounted for $1.0 million and purchases of capital equipment accounted for $276,000 of cash used in investing activities during the six months ended June 30, 2004.

     Net cash provided by financing activities during the first six months of fiscal 2004 was $1.0 million due mainly to issuances of common stock and the exercise of stock options of $1.2 million, offset by the payment of dividends on Series A Preferred Stock of $212,000 as discussed in Note 6 to the condensed consolidated financial statements.

     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. We do, however, expect our legal costs to increase during the remainder of 2004 as a result of our lawsuit against Sony Computer Entertainment. We anticipate costs for the capitalization of patents will approximate $2.0 million for the year ended December 31, 2004 in connection with the maintenance and expansion of our patent portfolio. We anticipate that capital expenditures for the year ended December 31, 2004 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. To the extent we raise additional capital through debt or equity financing, this could result in substantial dilution for our stockholders. If we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise which significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003 (in thousands) updated for the renegotiation of our San Jose facilities lease effective March 1, 2004:

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

     In connection with our series of agreements with Microsoft executed in July 2003, we are obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation (see Note 6 to the condensed consolidated financial statements).

     On April 2, 2004, Microsoft Corporation elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock thereby eliminating its ability to redeem the Series A Preferred Stock for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share.

     There were no other material changes to our contractual cash obligations and other commercial commitments during the quarter ended June 30, 2004.

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

     In March 2004, the EITF reached a final consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment that should be considered other-than-temporary. The adoption of this Issue will not have an effect on our operating results or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $104 MILLION AS OF JUNE 30, 2004, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At Immersion’s request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. We filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the Court rescheduled the trial from April 12, 2004 to April 19, 2004. On April 13, 2004, the Court held a pretrial conference to address various pretrial matters. Due to a scheduling conflict with another matter on the Court’s calendar, the Court tentatively rescheduled the trial date to May 24, 2004, with a tentative backup date of August 16, 2004. On May 18, 2004, the Court rescheduled the trial date to August 16, 2004. This date continues to be subject to the Court’s calendar. There are also several additional pretrial matters which are scheduled for hearing before the Court on August 13, 2004.

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

     These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of our expenses, including costs related to litigation, acquisitions of technologies, or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our licensees’ products.

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

     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	if we are not successful in the litigation with Sony, not only might we have a difficult time signing up new gaming licensees, we also risk losing our existing licensees as well;

•	difficulties in convincing car companies to sign a license agreement with us when they will need to purchase components from one of their vendors who may or may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and automobiles.

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

AUTOMOTIVE ROYALTIES COULD BE REDUCED IF BMW WERE TO ABANDON ITS IDRIVE SYSTEM.

     Our largest royalty stream from the auto industry is from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complexity. While this negative press primarily relates to a user interface that was not designed by us, it may mean limited sales of BMW’s cars, and could ultimately lead to their abandoning the system, which could reduce or eliminate the related royalties.

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING IN THE GAMING MARKET AND OTHER CONSUMER MARKETS MIGHT DECLINE IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.

     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technology, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third party customers of Microsoft’s or Microsoft’s subsidiaries’ operating systems (other than Sony Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment of America, Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

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

     For the three months ended June 30, 2004 and 2003, we derived 23% and 3%, respectively, of our total revenue from Medtronic. For the six months ended June 30, 2004 and 2003, Medtronic accounted for 20% and 3% of our total revenue. If our royalty and license revenue or product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

MAD CATZ ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF MAD CATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Mad Catz accounts for a significant portion of our total revenue. For the three months ended June 30, 2004 and 2003, we derived 7% and 9%, respectively, of our total revenue from Mad Catz. For the six months ended June 30, 2004 and 2003, Mad Catz accounted for 6% and 10% of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Mad Catz. If Mad Catz fails to achieve anticipated sales volumes for its gaming peripheral products that incorporate our technologies, our total revenue may decline.

LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Logitech has in the past and may in the future account for a significant portion of our revenue. For the three months ended June 30, 2004 and 2003, we derived from Logitech 10% and 3%, respectively of our total revenue. For the six months ended June 30, 2004 and 2003, Logitech accounted for 9% and 2% of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF MEDICAL INSTITUTIONS DO NOT BUDGET ADEQUATELY FOR SUCH DEVICES.

     Our medical simulation products, such as our Endoscopy AccuTouch® System, the Endovascular AccuTouch System and our Laparoscopy AccuTouch System, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices, or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the continuing threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state and local governments may have delayed certain funding for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets, and this may adversely affect our contract and development revenue generated by the medical segment.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended June 30, 2004 and 2003, 34% and 19%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2004 and 2003, 34% and 21%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

     Personal computer and console gaming peripherals and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co., Ltd., Samsung, and BMW have licensed our technology, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

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

COMPETITION IN THE MEDICAL MARKET MAY REDUCE OUR REVENUE.

     If the medical simulation market develops as we anticipate, we believe we will have a greater number of competitors and may have competition in product lines where we have previously enjoyed sole supplier status. Increased competition may result in the reduction of our market share and/or cause us to reduce our selling prices which may result in a decline in our revenue.

COMPETITION IN THE MOBILITY MARKET MAY INCREASE OUR COSTS AND REDUCE OUR REVENUE.

     If the mobility market develops as we anticipate, we believe we will face a greater number of competitors. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with competing with such potential competitors could be significant. Additionally, increased competition may result in the reduction of our market share and/or cause us to reduce our prices which may result in a decline in our revenue.

IF WE ARE UNABLE TO CONTINUALLY IMPROVE AND REDUCE THE COST OF OUR TECHNOLOGIES, COMPANIES MAY NOT INCORPORATE OUR TECHNOLOGIES INTO THEIR PRODUCTS, WHICH COULD IMPAIR OUR REVENUE GROWTH.

     Our ability to achieve revenue growth depends on our continuing ability to improve and reduce the cost of our technologies and to introduce these technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenue growth may be impaired.

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

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings which will have an impact on our future financial position and results of operations. These changes and other legal changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

THE NEW REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT WILL INCREASE OUR OPERATING EXPENSES.

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of the fiscal year ended December 31, 2004. This evaluation process will require us to hire additional personnel and outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation by our independent auditors.

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

     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.

     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of June 30, 2004, our most recent balance sheet date, we had $1.5 million in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

     On October 10, 2002, the Court entered an Amended Case Management Order that set, among other dates in the case, April 25, 2003 for a hearing to construe the claims of the asserted patents and April 5, 2004 for the start of trial. On October 28, 2002, Sony Computer Entertainment and Microsoft answered the amended complaint and alleged similar counterclaims for declaratory relief that the asserted patents are invalid, unenforceable, or not infringed. On March 21, 2003, Sony Computer Entertainment filed a motion for summary judgment of non-infringement. At our request, the Court ordered this motion stricken, without prejudice to its being refiled at a later date after the Court rules on claim construction. On April 25, 2003, the Court held the scheduled claim construction hearing. On July 9, 2003, the Court issued an Order Modifying Case Management Order that reset certain scheduled dates in the case, including setting April 12, 2004 as the start of trial. On October 2, 2003, the Court issued its Claim Construction Order construing certain terms of the patents asserted in the lawsuit. On January 16, 2004, Sony Computer Entertainment filed a motion for summary judgment of invalidity and that Sony Computer Entertainment Inc. should be dismissed as a party. We filed a motion for summary judgment seeking to dismiss Sony’s defenses that the asserted patents are unenforceable. On February 27, 2004, the Court held a hearing on these motions. On March 2, 2004, the Court issued a written ruling on the summary judgment motions. The Court denied Sony’s motion for summary judgment of invalidity. The Court granted all but one of Immersion’s motions and dismissed several Sony defenses. On March 23, 2004 the Court rescheduled the trial from April 12, 2004 to April 19, 2004. On April 13, 2004, the Court held a pretrial conference to address various pretrial matters. Due to a scheduling conflict with another matter on the Court’s calendar, the Court tentatively rescheduled the trial date to May 24, 2004, with a tentative backup date of August 16, 2004. On May 18, 2004, the Court rescheduled the trial date to August 16, 2004. This date continues to be subject to the Court’s calendar. There are also several additional pretrial matters which are scheduled for hearing before the Court on August 13, 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 2, 2004, to consider and vote on the following proposals to: (i) elect two (2) members of the Board of Directors to serve for a three-year term as a Class II Directors (Proposal 1); and (ii) to ratify the appointment of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004 (Proposal 2).

     Proposal 1: The stockholders elected the two (2) nominees for Class II directors to our Board of Directors. The votes were as follows:

	Number of	Withheld
Nominees	Votes For	Authority
Jonathan Rubinstein	18,551,077	329,011
Robert Van Naarden	18,637,998	242,090

     Messrs, Rubenstein and Van Naarden’s term will expire at the 2007 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: John Hodgman (Class III term expires at the 2005 annual meeting) and Steven Blank, Jack Saltich, and Victor Viegas (Class I term expires at the 2006 annual meeting).

     Proposal 2: The ratification of Deloitte & Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained
18,511,715	342,106	26,267

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following exhibits are filed herewith:

Exhibit
Number	Description
10.57	Voluntary Severance Agreement and General Release dated April 16, 2004 by and between Richard Stacey and Immersion Corporation

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 302(a), the Sarbanes-Oxley Act of 2002

32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     (i) We filed a Current Report on Form 8-K on April 7, 2004, announcing the conversion of Immersion’s Series A Redeemable Convertible Preferred Stock by Microsoft Corporation.

     (ii) We filed a Current Report on Form 8-K on April 19, 2004, announcing the rescheduling of the trial date for Immersion’s lawsuit against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc.

     (iii) We furnished a Current Report on Form 8-K on April 26, 2004, announcing the release of the Company’s earnings for the first quarter of 2004.

     (iv) We filed a Current Report on Form 8-K on May 20, 2004, announcing the rescheduling of the trial date for Immersion’s lawsuit against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION
Registrant

Date: August 13, 2004	/s/ Victor Viegas

Victor Viegas
President, Chief Executive Officer,
Chief Financial Officer, and Director

EXHIBIT INDEX

Exhibit
Number	Description	.
10.57	Voluntary Severance Agreement and General Release dated April 16, 2004 by and between Richard Stacey and Immersion Corporation

31.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 302(a), the Sarbanes-Oxley Act of 2002

32.1	Certification of Victor Viegas, President, Chief Executive Officer, Chief Financial Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002