Form 10-Q
period 2004-09-30
IMMERSION CORP
filed 2004-11-12
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to                                       .

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

     Number of shares of Common Stock outstanding at November 5, 2004: 23,387,286

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11,943	$21,738
Accounts receivable, (net of allowances for doubtful accounts of: 2004, $153; and 2003, $147)	3,659	4,927
Inventories	1,889	2,099
Prepaid expenses and other current assets	546	1,099

Total current assets	18,037	29,863
Property and equipment, net	1,221	1,454
Intangibles and other assets, net	6,958	6,596

Total assets	$26,216	$37,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,672	$1,752
Accrued compensation	1,360	864
Other current liabilities	1,705	2,066
Deferred revenue and customer advances	2,699	3,116
Current portion of long-term debt	10	10
Current portion of capital lease obligation	4	23

Total current liabilities	9,450	7,831
Long-term debt, less current portion	8	16
Long-term deferred revenue, less current portion	6,904	4,235
Long-term customer advance from Microsoft (Note 6)	15,000	27,050

Total liabilities	31,362	39,132

Contingencies (Note 10)
Stockholders’ deficit:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2004, 23,355,634 and 2003, 20,670,541	103,718	89,903
Warrants	1,974	1,974
Deferred stock compensation	(4)	(130)
Accumulated other comprehensive income	42	33
Accumulated deficit	(110,876)	(92,999)

Total stockholders’ deficit	(5,146)	(1,219)

Total liabilities and stockholders’ deficit	$26,216	$37,913

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Royalty and license	$1,543	$905	$5,273	$2,542
Product sales	3,255	2,080	8,578	6,693
Development contracts and other	653	1,076	2,469	2,704

Total revenues	5,451	4,061	16,320	11,939

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,822	1,161	4,583	3,729
Sales and marketing (exclusive of amortization of deferred stock compensation)	2,730	1,761	8,018	5,437
Research and development (exclusive of amortization of deferred stock compensation)	1,881	1,799	5,847	5,227
General and administrative (exclusive of amortization of deferred stock compensation)	5,555	3,579	14,022	8,595
Amortization of intangibles and deferred stock compensation *	362	609	1,233	1,869

Total costs and expenses	12,350	8,909	33,703	24,857

Operating loss	(6,899)	(4,848)	(17,383)	(12,918)
Interest and other income	45	57	130	70
Interest and other expense	(9)	(426)	(624)	(470)

Net loss	$(6,863)	$(5,217)	$(17,877)	$(13,318)

Basic and diluted net loss per share	$(0.29)	$(0.26)	$(0.80)	$(0.66)

Shares used in calculating basic and diluted net loss per share	23,329	20,384	22,443	20,237

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$359	$400	$1,107	$1,217
Deferred stock compensation — sales and marketing	1	—	1	3
Deferred stock compensation — research and development	2	209	125	646
Deferred stock compensation — general and administrative	—	—	—	3

Total	$362	$609	$1,233	$1,869

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(17,877)	$(13,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653	815
Amortization of intangibles	1,107	1,217
Amortization of deferred stock compensation	126	652
Amortization of discounts on notes payable	—	1
Interest and other expense — Microsoft	598	417
Fair value adjustment for warrant liability	—	(2)
Loss on disposal of equipment	9	3
Noncash compensation expense	—	4
Noncash interest expense	—	16
Changes in operating assets and liabilities:
Accounts receivable	1,275	501
Inventories	210	3
Prepaid expenses and other current assets	580	712
Accounts payable	1,775	(422)
Accrued compensation and other current liabilities	132	373
Deferred revenue and customer advances	2,252	1,322

Net cash used in operating activities	(9,160)	(7,706)

Cash flows from investing activities:
Intangibles and other assets	(1,496)	(1,116)
Purchases of property and equipment	(442)	(207)

Net cash used in investing activities	(1,938)	(1,323)

Cash flows from financing activities:
Issuance of common stock	170	35
Exercise of stock options	1,278	639
Long-term customer advance from Microsoft (Note 6)	—	26,000
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 6)	(281)	—
Payments on notes payable and capital leases	(27)	(93)

Net cash provided by financing activities	1,140	26,581

Effect of exchange rates on cash and cash equivalents	163	627

Net increase (decrease) in cash and cash equivalents	(9,795)	18,179
Cash and cash equivalents:
Beginning of the period	21,738	8,717

End of the period	$11,943	$26,896

Supplemental disclosure of cash flow information:
Cash paid for taxes	$160	$—

Cash paid for interest	$3	$45

Supplemental disclosure of non-cash investing and financing activities:
Transfer to common stock of long-term customer advance from Microsoft (Note 6)	$12,367	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

     Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended September 30, 2004, the Company used cash in operating activities of $9.2 million. As of September 30, 2004, the Company had cash and cash equivalents of $11.9 million and its accumulated deficit was $110.9 million. These factors among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company is considering raising capital or obtaining debt in addition to pursuing prepayments on royalties and cost cutting programs in order to preserve available cash.

     The Company will from time to time review and may pursue additional financing opportunities. If the Company is unable to collect on the damages awarded in the Sony Computer Entertainment litigation or is unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, the Company may need to obtain additional funding during the next nine months and may seek to sell additional debt and/or equity securities or secure a line of credit. During the next nine months, the Company can sell $2.0 million of the Company’s 7% Debentures to Microsoft as an available source of liquidity to finance expenses related to the Sony Computer Entertainment litigation. The sale of additional equity or other securities could result in additional dilution to the Company’s stockholders. Arrangements for additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

     The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss — as reported	$(6,863)	$(5,217)	$(17,877)	$(13,318)
Add: Stock-based employee compensation included in reported net loss	3	209	126	652
Less: Stock-based compensation expense determined using fair value method	(2,060)	(958)	(5,715)	(3,073)

Net loss — pro forma	$(8,920)	$(5,966)	$(23,466)	$(15,739)

Basic and diluted loss per common share — as reported	$(0.29)	$(0.26)	$(0.80)	$(0.66)
Basic and diluted loss per common share — pro forma	$(0.40)	$(0.29)	$(1.05)	$(0.78)

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

2. INVENTORIES

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw materials and subassemblies	$1,550	$1,539
Work in process	131	247
Finished goods	208	313

Total	$1,889	$2,099

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2004	2003
	(In thousands)
Computer equipment and purchased software	$2,384	$2,251
Machinery and equipment	2,163	2,010
Furniture and fixtures	1,332	1,320
Leasehold improvements	692	692

Total	6,571	6,273
Less accumulated depreciation	(5,350)	(4,819)

Property and equipment, net	$1,221	$1,454

4. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2004	2003
	(In thousands)
Patents and technology	$10,030	$8,535
Other intangibles	5,748	5,748
Other assets	83	110

Gross intangibles and other assets	15,861	14,393
Accumulated amortization of patents and technology	(3,781)	(3,226)
Accumulated amortization of other intangibles	(5,122)	(4,571)

Intangibles and other assets, net	$6,958	$6,596

     The estimated annual amortization expense for intangible assets as of September 30, 2004 is $1.8 million in 2004, $1.5 million in 2005, $1.1 million in 2006, $1.0 million in 2007, $0.6 million in 2008, $0.5 million in 2009, and $1.6 million thereafter.

5.	COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2004	2003
	(In thousands)
Accrued legal	$568	$945
Other current liabilities	1,137	1,121

Total other current liabilities	$1,705	$2,066

Deferred revenue	$2,660	$3,032
Customer advances	39	84

Total current deferred revenue and customer advances	$2,699	$3,116

6. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT

     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America, Inc. and Sony Computer Entertainment, Inc. (collectively, “Sony Computer Entertainment,” the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48 month period.

     Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, and (ii) any funds received from Microsoft under the 7% Debentures. As discussed in Note 10, regarding the Sony Computer Entertainment litigation, the jury returned a verdict favorable to the Company and awarded the Company $82.0 million in damages. The Company expects that the judgment entered based upon the jury verdict to be appealed; the Company intends to continue pursuit of the litigation.

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

     Under the terms of the Senior Redeemable Convertible Debentures agreement, the Company can sell up to $3.0 million of the 7% Debentures the first year and $2.0 million per year for the following three years. Debenture proceeds may only be used to finance the Sony Computer Entertainment litigation. The 7% Debentures are callable by Microsoft after 3 years at 110%. They are also callable by Microsoft upon settlement of the Sony Computer Entertainment litigation at 125% of par. The 7% Debentures are convertible into common stock at 364 shares/$1,000 face value (based on $2.745 per share). Under certain specified circumstances, including the acquisition of the Company, any outstanding 7% Debentures would become immediately due and payable. The Company did not sell any 7% Debentures within the first year.

     The $26.0 million received from Microsoft, as described above, plus an additional $1.4 million related to accretion and cumulative dividends had been reflected as a liability in the financial statements as of March 31, 2004. Upon the conversion of the Series A Preferred Stock in April 2004, the Company reduced the Long-Term Customer Advance from Microsoft to the minimum obligation the Company would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration of $12.4 million was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

7. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(6,863)	$(5,217)	$(17,877)	$(13,318)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	23,329	20,384	22,443	20,237

Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.80)	$(0.66)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,
	2004	2003
Outstanding stock options	8,262,190	6,906,405
Warrants	351,543	480,943
Series A Redeemable Convertible Preferred Stock	—	2,185,792

8. COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss	$(6,863)	$(5,217)	$(17,877)	$(13,318)
Foreign currency translation adjustment	20	—	9	40

Total comprehensive loss	$(6,843)	$(5,217)	$(17,868)	$(13,278)

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

     Immersion Computing, Entertainment, and Industrial develops and markets TouchSense®, VibeTonz®, and force-feedback technology that enables software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

     The following tables display information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$2,773	$3,005	$9,337	$8,039
Immersion Medical	2,712	1,393	7,081	4,895
Intersegment eliminations	(34)	(337)	(98)	(995)

Total	$5,451	$4,061	$16,320	$11,939

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(6,385)	$(4,386)	$(15,764)	$(11,504)
Immersion Medical	(459)	(815)	(2,138)	(1,876)
Intersegment eliminations	(19)	(16)	25	62

Total	$(6,863)	$(5,217)	$(17,877)	$(13,318)

	September 30,	December 31,
	2004	2003
	(In thousands)
Total Assets:
Immersion Computing, Entertainment, and Industrial	$38,487	$47,543
Immersion Medical	4,811	5,136
Intersegment eliminations	(17,082)	(14,766)

Total	$26,216	$37,913

     Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.

     The Company operates primarily in the United States and also in Canada through its wholly owned subsidiary, Immersion Canada. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

REVENUE BY PRODUCT LINES

     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Revenues:
Consumer, Computing, and Entertainment	$1,034	$744	$3,495	$2,122
3D and Professional Products	1,258	1,268	4,208	3,485
Automotive	387	428	1,241	837
Other	73	240	340	612

Subtotal Immersion Computing, Entertainment, and Industrial	2,752	2,680	9,284	7,056
Immersion Medical	2,699	1,381	7,036	4,883

Total	$5,451	$4,061	$16,320	$11,939

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
North America	63%	58%	69%	66%
Europe	21%	24%	20%	20%
Far East	12%	17%	9%	13%
Rest of the world	4%	1%	2%	1%

Total	100%	100%	100%	100%

     The Company derived 59% and 58% of its total revenues from the United States for the three months ended September 30, 2004 and 2003 respectively. The Company derived 67% and 65% of its total revenues from the United States for the nine months ended September 30, 2004 and 2003 respectively. Revenues from Japan accounted for 13% of total revenues for the three months ended September 30, 2003. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at September 30, 2004 and December 31, 2003.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003		2004	2003
Customer A	18%	*		19%	*

Total	18%	*	%	19%	*	%

        * Revenue derived from customer represented less than 10% for the period.

     As of September 30, 2004, Customer A accounted for 19% of the Company’s accounts receivable. As of September 30, 2003, no customer accounted for more than 10% of the Company’s accounts receivable for the period.

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

     On August 16, 2004, the trial commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. Post-trial motions relating to the jury’s decision have been filed, and additional motions may be filed. Immersion also will request from the Court additional remedies, such as injunctive relief, costs and other relief that may be appropriate. The Court has scheduled a hearing regarding post-trial motions for December 10, 2004. Immersion also expects that a judgment entered based on the jury verdict will be appealed to the United States Court of Appeals for the Federal Circuit.

     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft. In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 6. If Sony Computer Entertainment ultimately were successful on post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.

     On October 20, 2004, Internet Services LLC (“ISLLC”), an Immersion licensee and cross-claim defendant against who Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. Immersion intends to vigorously defend itself against ISLLC’s allegations.

     Due to the inherent uncertainties of litigation, the Company cannot accurately predict how the Court will rule on post-trial motions or how the Court of Appeals will decide an appeal. The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs it incurs in connection with the litigation. The Company expenses litigation costs as incurred and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.

   Immersion Corporation vs. Electro Source LLC

     On September 24, 2004, the Company filed a complaint against Electro Source LLC (“Electro Source”) in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 6,275,213 and 6,424,333. The case has been assigned Northern District of California Case No. C04-4040, and has been assigned to United States District Judge Claudia Wilken. Electro Source, among other things, does business under the trade name “Pelican Accessories” and sells and distributes products, including video game controllers, under the “Pelican” brand. On October 14, 2004, Electro Source answered the Complaint by denying the material allegations and by asserting counterclaims against Immersion seeking a judicial declaration that the asserted patents are invalid or not infringed. Immersion intends to vigorously pursue its claims against Electro Source.

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

     In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s intellectual property, technology, or products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations. The Company has received a claim from one of its major licensees requesting indemnification from a patent infringement allegation. The Company has reviewed this demand and believes that it is without merit. Such claim could result in litigation, however, which could be costly and time-consuming to defend. Further, the Company’s business could be adversely affected if the Company was unsuccessful in defending against the claim.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors That May Affect Future Results, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

OVERVIEW

     We are a leading provider of haptic technology that brings the sense of touch to a wide variety of markets. We develop, manufacture, license, and support a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. We focus on four application areas – mobility, gaming, industrial, and medical. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.

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

     Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as common as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 240 issued patents and more than 280 pending patent applications worldwide, covering various aspects of hardware and software technologies.

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

     We generally license and recognize revenue from our licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date all information received from our licensees has caused no material reduction in future period revenues. We recognize revenues from product sales when the product is shipped, provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe® G2 product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe system and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

     We have executed a series of agreements with Microsoft Corporation as described in Note 6 to our condensed consolidated financial statements that provide for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We have accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon the conversion of the Series A Preferred Stock in April 2004, we reduced the Long-Term Customer Advance from Microsoft to the minimum obligation we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

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

     We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our goodwill and other intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended and the nine months ended September 30, 2004, we capitalized external costs associated with patents and trademarks of $0.5 million and $1.5 million respectively, and our amortization expense for the same period, for those capitalized costs, was $44,000 and $122,000 respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Overview of the Three Months and Nine Months Ended September 30, 2004

     We experienced a 34% increase in revenue during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 and a 37% increase in revenue for the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. Increased royalty and license revenue and increased product sales, most notably medical product sales, contributed to the three-month and nine-month year-over-year growth. Investments made in the sales and marketing area continue to contribute to our ability to penetrate new and existing markets and build greater market acceptance for our touch technology. Increased royalty and license revenue was mainly due to increased sales of both PC and console gaming peripherals by our licensees and license fees from our license and development contract with Medtronic. We incurred a net loss for the three months ended September 30, 2004 of $6.9 million, a 32% increase from our $5.2 million net loss for the three months ended September 30, 2003. The increase in the net loss was due to significant litigation expenses incurred during the third quarter of 2004 as we continued our patent infringement litigation against Sony Computer Entertainment. The trial commenced on August 16, 2004 and concluded on September 21, 2004 when the jury returned a verdict in favor of Immersion. The jury found all the asserted claims of the two patents in the suit valid and infringed and awarded us damages of $82.0 million. We expect that any judgment entered based on the jury verdict will be appealed by Sony Computer Entertainment to the United States Court of Appeals for the Federal Circuit. We incurred trial and litigation costs of $3.8 million for the three months ended September 30, 2004, an increase of $1.6 million from the three months ended September 30, 2003. Litigation costs increased by $4.4 million to $9.1 million in the first nine months of fiscal 2004 as compared to the same period last year.

     As of September 30, 2004, our cash and cash equivalents were $11.9 million. During April 2004, we extended an existing prepayment arrangement with a licensee, resulting in the receipt of an additional $5.0 million in cash, which helped offset our cash consumption due to our operating loss.

     During the remainder of 2004, we expect to see continued revenue growth in our business segments as our technology gains further acceptance. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

	September 30,		Change
REVENUES	2004	2003
	($ In thousands)
Three months ended:
Royalty and license	$1,543	$905	70%
Product sales	3,255	2,080	56%
Development contracts and other	653	1,076	(39)%

Total Revenue	$5,451	$4,061	34%

Nine months ended:
Royalty and license	$5,273	$2,542	107%
Product sales	8,578	6,693	28%
Development contracts and other	2,469	2,704	(9)%

Total Revenue	$16,320	$11,939	37%

   Three Months ended September 30, 2004 and 2003

     Total Revenue. Our total revenue for the third quarter of fiscal 2004 increased by $1.4 million or 34% from the third quarter of fiscal 2003.

     Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended September 30, 2004 increased by $638,000 or 70% from the three months ended September 30, 2003. The increase in royalty and license revenue is a combination of an increase in medical license fees of $376,000, an increase in gaming royalties of $182,000, and an increase in automotive royalties of $80,000. The increase in royalty and license revenue from our medical licensees is primarily due to license revenue recognized on our license and development agreements with Medtronic. The increase in gaming royalties is mainly due to Microsoft’s exit from the PC gaming peripherals market and the resulting increase in market share experienced by some of our third party licensees who pay us per unit royalties. We anticipate year-over-year gaming royalty growth to continue until the end of fiscal 2004. Additionally, in the console peripheral business, many of our third-party licensees from whom we earn per unit royalties are enjoying the benefits of new premium product introductions and significant market share growth at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. Next generation consoles are expected to be introduced in early 2006 and hence we are currently seeing an increase in third-party royalties that will likely decline once the new consoles are introduced and market share is shifted back to first-party peripheral makers. Automotive royalties increased due to an increase in the number of vehicles manufactured with our technology incorporated in them.

     Product sales. Product sales for the three months ended September 30, 2004 increased by $1.2 million or 56% as compared to the three months ended September 30, 2003. The increase in product sales was mainly due to an increase in our medical product sales. Medical product sales consist of sales of our virtual reality medical simulators in the vascular, endoscopic, endovascular, and laparoscopic product lines. All of our simulator platforms experienced growth during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, most notably our endovascular and endoscopic product lines due to new and focused sales force management and the timing of purchases from a significant customer.

     Development contract and other revenue. Development contract and other revenue is comprised of revenue on commercial and government contracts. Development contract and other revenue decreased by $423,000 or 39% during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The decrease is attributable to a decrease in revenue from both government and commercial contracts. The decrease in government contract revenue is due to a reduced number of government grants awarded as well as a decrease in the work performed against our current government contracts due to resource availability and work scheduling. Commercial contracts decreased in both the medical and automotive markets due to a focus on medical product shipments and the timing of signing new automotive contracts. In an effort to increase medical product sales, we are transitioning our medical engineering resources away from government grants and certain commercial development contract efforts and instead are focusing on product development to leverage existing sales and channel distribution capabilities.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of fiscal 2004, revenue generated in North America, Europe, Far East, and Rest of the World represented 63%, 21%, 12%, and 4%, respectively, compared to 58%, 24%, 17%, and 1%, respectively, for the third quarter of fiscal 2003. The shift in revenues among regions is mainly due to an increase in medical royalty and license fees and development contract revenues as well as gaming royalties from customers in North America offset by decreased medical development contract revenue from a customer in the Far East.

   Nine Months ended September 30, 2004 and 2003

     Total Revenue. Our total revenue for the first nine months of fiscal 2004 increased by $4.4 million or 37% from the first nine months of fiscal 2003.

     Royalty and license revenue. The increase in royalty and license revenue of $2.7 million or 107% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 is attributable to an increase in gaming royalties from the sales, by our licensees, of both console and PC gaming peripherals, an increase in medical license fees primarily from our license and development agreements with Medtronic, and an increase in automotive royalties due to an increase in the number of vehicles manufactured with our technology incorporated in them.

     Product sales. Product sales increased by $1.9 million or 28% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The increase in product sales is primarily due to increased medical product sales in our endovascular and laparoscopic product lines. Additionally, professional and industrial product sales increased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to increased sales of our force feedback electronics for arcade gaming as a result of a customer’s successful product introduction that began in the third quarter of 2003, and increased sales of our SoftMouse product.

     Development contract and other revenue. Development contract revenue decreased by $235,000 or 9% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease is due to a decrease of $852,000 in government contract revenue offset by an increase in commercial contracts mainly in the medical, automotive, and mobility sectors in the amount of $617,000. The decrease in revenue from government contracts is due to a reduced number of government grants awarded as well as a decrease in the work performed against our current government contracts due to resource availability and work scheduling. The increase in commercial contracts is mainly due to medical development contracts with Medtronic and new automotive and mobility contracts entered into during the first nine months of fiscal 2004.

     In the first nine months of fiscal 2004, revenue generated in North America, Europe, Far East and Rest of the World represented 69%, 20%, 9%, and 2% respectively compared to 66%, 20%, 13%, and 1% respectively, for the first nine months of fiscal 2003. The shift in revenues among regions is mainly due to an increase in gaming royalties, medical license fees and development contract revenues from customers in North America offset by decreased medical development contract revenue from a customer in the Far East.

	September 30,		Change
COST OF PRODUCT SALES	2004	2003
	($ In thousands)
Three months ended:
Cost of product sales	$1,822	$1,161	57%
% of total product revenue	56%	56%
Nine months ended:
Cost of product sales	$4,583	$3,729	23%
% of total product revenue	53%	56%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales increased by $661,000 or 57% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to increased product sales and increased price and cost variances offset by decreased write offs for excess and obsolete inventory. Product sales increased by 56% during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 thereby resulting in an increase in direct material and labor costs of $614,000 for the period. Increased price and cost variances offset by decreased write offs for excess and obsolete inventory during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, make up the remainder of the difference.

     Cost of product sales increased by $854,000 or 23% for the first nine months ended September 30, 2004 compared to the first nine months ended September 30, 2003. The increase is primarily a combination of increased direct material and labor costs of $990,000 associated with the increased product sales of 28% and increased price and cost variances of $155,000, offset by decreased inventory write offs for excess and obsolete inventory of $151,000 due to revisions made to certain products to improve quality during the nine months ended September 30, 2003, decreased warranty costs of $85,000, and decreased royalty costs of $27,000. Cost of product sales as a percentage of total product revenue decreased to 53% for the nine months ended September 30, 2004 as compared to 56% for the nine months ended September 30, 2003.

	September 30,		Change
OPERATING EXPENSES AND OTHER	2004	2003
	($ In thousands)
Three months ended:
Sales and marketing	$2,730	$1,761	55%
% of total revenue	50%	43%
Research and development	$1,881	$1,799	5%
% of total revenue	35%	44%
General and administrative	$5,555	$3,579	55%
% of total revenue	102%	88%
Amortization of intangibles and deferred stock compensation	$362	$609	(41)%
% of total revenue	7%	15%

Nine months ended:
Sales and marketing	$8,018	$5,437	47%
% of total revenue	49%	46%
Research and development	$5,847	$5,227	12%
% of total revenue	36%	44%
General and administrative	$14,022	$8,595	63%
% of total revenue	86%	72%
Amortization of intangibles and deferred stock compensation	$1,233	$1,869	(34)%
% of total revenue	8%	16%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $969,000 or 55% in the third quarter of fiscal 2004 compared to the comparable period in 2003. The increase in expenses is primarily due to our expansion of our sales and marketing team and investment in initiatives focusing on medical and mobile phone market opportunities and upgrading our corporate marketing function. The increase in the third quarter of fiscal 2004 included increased headcount and related compensation, benefits, and overhead of $562,000, increased travel of $51,000 to support the sales and marketing efforts noted above, an increase in advertising and marketing expenses including, market research, product marketing, and shows and exhibits of $206,000, an increase in bad debt expense of $81,000 primarily due to reversals in the third quarter of 2003, and an increase in consulting and license fees of $57,000. During the latter half of 2003 and the beginning of 2004, we reorganized and redeployed our sales and marketing teams to capitalize on our leading technology and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technology. We hired a number of new sales and marketing employees beginning with the latter half of 2003 and anticipate increased compensation expense related to these recent hires in the future. We anticipate increased and continued investment in sales and marketing in future periods to exploit market opportunities for our technology.

     Sales and Marketing expenses increased by $2.6 million or 47% in the first nine months of fiscal 2004 compared to the same period last year. The increase was mainly the result of increased compensation, benefits, and overhead of $1.5 million, increased professional consulting and employee recruitment of $337,000, increased market research, shows and exhibits, product marketing and advertising of $337,000, increased travel of $207,000, and comparative increased bad debt expense of $190,000 due to reversals of bad debt expense during the first nine months of fiscal 2003.

     Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $82,000 or 5% in the third quarter of fiscal 2004 compared to the same period in 2003. The increase was mainly due to an increase in supplies and materials and prototyping expenses of $77,000 due to work related to new product introductions and development contracts. We believe that continued investment in research and development is critical to our future success, and we expect these expenses may increase in absolute dollars in future periods but decrease as a percentage of revenue.

     Research and development expenses increased by $620,000 or 12% in the first nine months of fiscal 2004 compared to the same period last year. The increase was mainly due to an increase in compensation, benefits, and overhead of $269,000, an increase in supplies and materials and prototyping expenses of $158,000, an increase in outside professional consulting of $104,000 and an increase of travel of $65,000.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $2.0 million or 55% in the third quarter of fiscal 2004 compared to the same period in 2003. The increase is primarily attributable to an increase in legal and professional fees of $1.8 million, mostly related to the litigation against Sony Computer Entertainment and increased compensation, benefits, and overhead of $178,000. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses as we incur continued costs related to ongoing court motions and the expected appeal of Sony Computer Entertainment litigation, costs to protect and defend our intellectual property, and compliance costs associated with the Sarbanes-Oxley Act of 2002 and new Nasdaq listing requirements.

     General and administrative expenses increased $5.4 million or 63% in the first nine months of fiscal 2004 as compared to the same period last year. The increase is due to increased legal and professional fees of $4.9 million mainly due to our litigation against Sony Computer Entertainment and increased compensation, benefits, and overhead of $385,000.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, other intangible amortization, and deferred stock compensation. Amortization of intangibles and deferred stock compensation decreased by $247,000 or 41% in the third quarter of fiscal 2004 compared to the same period in 2003. The decrease is mainly attributable to a $206,000 decrease in deferred stock compensation amortization due to the expiration of certain option vesting periods and a decrease in intangible amortization of $41,000, as certain intangibles have reached full amortization.

     Amortization of intangibles and deferred stock compensation decreased by $636,000 or 34% in the first nine months of fiscal 2004 compared to the same period last year. The decrease is mainly attributable to a $526,000 decrease in deferred stock compensation amortization due to the expiration of certain option vesting periods and a decrease in intangible amortization of $110,000, as certain intangibles have reached full amortization.

     Interest and Other Income. Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income decreased by $12,000 in the third quarter of fiscal 2004 compared to the same period in 2003 as a result of decreased interest earned on our cash and cash equivalents for the period, which was greater in the third quarter of 2003 due to the $26.0 million received during that period from Microsoft for a license to our portfolio of patents and their investment in our Series A Preferred Stock.

     Interest and other income increased by $60,000 in the first nine months of fiscal 2004 compared to the same period last year as a result of interest earned on our increased cash and cash equivalents for the period, which were mainly due to the $26.0 million received in the third quarter of 2003 from Microsoft.

     Interest and Other Expense. Interest and other expense consists primarily of accretion and dividend expense on our long-term customer advance from Microsoft as well as interest expense on our notes payable and capital leases. Interest and other expense decreased by $417,000 for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The reduction in interest and other expense was mainly attributable to elimination of accretion of $339,000 in payments which may be due to Microsoft and dividend expense on our Series A Preferred Stock of $78,000, as further discussed in Note 6 to the condensed consolidated financial statements.

     Interest and other expense increased by $154,000 in the first nine months of fiscal 2004 compared to the same period last year. The increase in interest and other expense was mainly attributable to an increase in accretion of $161,000 in payments which may be due to Microsoft and dividend expense on our Series A Preferred Stock of $20,000, offset by a reduction in interest expense associated with reduced debt obligations outstanding during the first nine months of fiscal 2004 compared to the same period in 2003.

SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$2,773	$3,005	$9,337	$8,039
Immersion Medical	2,712	1,393	7,081	4,895
Intersegment eliminations	(34)	(337)	(98)	(995)

Total	$5,451	$4,061	$16,320	$11,939

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(6,385)	$(4,386)	$(15,764)	$(11,504)
Immersion Medical	(459)	(815)	(2,138)	(1,876)
Intersegment eliminations	(19)	(16)	25	62

Total	$(6,863)	$(5,217)	$(17,877)	$(13,318)

     Immersion Computing, Entertainment, and Industrial segment. Revenues from the Immersion Computing, Entertainment, and Industrial segment decreased by $232,000 or 8% in the third quarter of fiscal 2004 compared to the same period in 2003. Royalty and license revenues increased by $262,000, mainly due to increased royalties from our licensees that sell console and PC gaming peripheral products and automotive products; product sales decreased by $238,000, mainly due to decreased intercompany sales to Immersion Medical; and development contract revenues decreased by $256,000, primarily due to reduced government contracts. Net loss for the three months ended September 30, 2004 increased by $2.0 million or 46% compared to the same period in 2003. Increased operating expenses of $2.6 million, mainly due to increased litigation costs associated with our litigation against Sony Computer Entertainment and increased sales and marketing expenses offset by decreased amortization of intangibles and deferred stock compensation, account for the increase in net loss for the three months ended September 30, 2004 compared to the same period in 2003.

     Revenues for the first nine months of fiscal 2004 increased by $1.3 million or 16% as compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. The increase in revenue is primarily attributable to increased royalties from our licensees that sell console and PC gaming peripheral products and automotive products. Net loss for the nine months ended September 30, 2004 increased by $4.3 million or 37% compared to the same period in 2003. The increased net loss is primarily due to increased operating expenses of $6.6 million mainly due to increased litigation costs associated with our litigation against Sony Computer Entertainment and increased sales and marketing expenses offset by increased gross margin of $1.8 million primarily due to increased revenues and decreased amortization of intangibles and deferred stock compensation of $636,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Immersion Medical segment. Revenues from Immersion Medical increased by $1.3 million or 95% for the third quarter of fiscal 2004 compared to the same period in 2003. The increase is primarily due to an increase of $1.2 million in product sales and an increase of $376,000 in royalty and licensing revenue offset by a decrease of $216,000 in development contract revenue. Product sales increased primarily due to increased sales in the vascular, endoscopic, endovascular, and laparoscopic product lines. Net loss for the three months ended September 30, 2004 decreased by $356,000 or 44% compared to the same period in 2003. The decrease is mainly due to increased gross margin of $772,000 primarily due to increased revenues, offset by increased operating expenses of $400,000 mainly due to increased sales and marketing costs.

     Revenues from Immersion Medical increased by $2.2 million or 45% for the first nine months of fiscal 2004 as compared to the first nine months of 2003. The increase is primarily due to an increase of $1.2 million in royalty and licensing revenue and an increase of $1.2 million in product sales revenue offset by a decrease of $246,000 in development contract revenue. The increase in royalty and licensing revenue is primarily due to revenues recognized on the Medtronic licensing agreement entered into during February 2003. Revenues on this agreement were deferred until certain refund provisions had lapsed which occurred during the fourth quarter of 2003. In addition, medical product sales increased in our endovascular and laparoscopic lines. The net loss for the nine months ended September 30, 2004 increased by $262,000 or 14% compared to the nine months ended September 30, 2003 and was primarily due to increased operating expenses of $1.9 million mainly due to increased sales and marketing expenses, offset by increased gross margin of $1.7 million mostly due to increased royalty and license revenue.

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

     At September 30, 2004 our cash and cash equivalents totaled $11.9 million, down $9.8 million from $21.7 million at December 31, 2003.

     During the year ended December 31, 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit, and an investment in our new Series A Preferred Stock. As a result of these agreements, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for approximately $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of Preferred Stock for $2.745 per share, or an aggregate purchase price of $6.0 million. The Preferred Stock accrued cumulative dividends at a rate of 7% per year, payable in cash or additional shares of Preferred Stock and could have been redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. On April 2, 2004, Microsoft Corporation elected to convert all 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock. In addition, and at our discretion, we may require Microsoft to buy up to $6.0 million of our 7% Senior Redeemable Convertible Debentures, at a rate of $2.0 million per annum for the next three years. No debentures have been sold to date.

     In the second quarter of 2004, we extended an existing prepayment arrangement with a licensee, resulting in our receipt of an additional $5.0 million in cash in return for a discount on the future royalties due from this licensee pursuant to our existing license agreement.

     Net cash used in operating activities during the first nine months of fiscal 2004 was $9.2 million, an increase of $1.5 million from $7.7 million used during the comparable period in 2003. Cash used in operations during the nine month period ended September 30, 2004 was comprised primarily of our $17.9 million net loss offset by noncash charges and credits of $2.5 million, which consist primarily of depreciation, amortization of intangibles and deferred stock compensation, and preferred stock accretion and dividend expense. Cash used in operating activities was also impacted by an increase of $2.3 million due to a change in deferred revenue and customer advances, partially attributable to extending a prepayment arrangement with a licensee, an increase of $1.8 million due to a change in accounts payable due to the timing of payments to vendors, an increase of $1.3 million due to a change in accounts receivable due in part to $1.0 million received from Medtronic, an increase of $580,000 due to a change in prepaid expenses and other current assets, and an increase of $210,000 due to a change in inventories.

     Net cash used in investing activities during the first nine months of fiscal 2004 was $1.9 million. Capitalization of external patent filing and application costs accounted for $1.5 million and purchases of capital equipment accounted for $442,000 of cash used in investing activities during the nine months ended September 30, 2004.

     Net cash provided by financing activities during the first nine months of fiscal 2004 was $1.1 million due mainly to the exercise of stock options of $1.3 million and issuances of common stock of $170,000, offset by the payment of dividends on Series A Preferred Stock of $281,000 as discussed in Note 6 to the condensed consolidated financial statements.

     We believe that our cash and cash equivalents may be insufficient to meet our working capital needs and our continued litigation costs for the next twelve months. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. We have taken measures to control our costs and will continue to monitor these efforts. Although we will incur additional expenses associated with post-trial motions and an appeal process regarding our litigation against Sony Computer Entertainment, we expect our legal costs to decrease during the remainder of 2004 as a result of completing the trial phase of the litigation. We anticipate costs for the capitalization of patents will approximate $2.0 million for the year ended December 31, 2004 in connection with the maintenance and expansion of our patent portfolio. We anticipate that capital expenditures for the year ended December 31, 2004 will total approximately $600,000 in connection with anticipated upgrades to operations and infrastructure.

     To the extent we raise additional capital through debt or equity financing, this could result in substantial dilution for our stockholders. If we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

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

     There were no other material changes to our contractual cash obligations and other commercial commitments during the quarter ended September 30, 2004.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $111 MILLION AS OF SEPTEMBER 30, 2004, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

OUR CURRENT LITIGATION AGAINST SONY COMPUTER ENTERTAINMENT IS EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND WILL CONTINUE TO BE, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.

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

     On August 16, 2004, the trial commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. Post-trial motions relating to the jury’s decision have been filed, and additional motions may be filed. Immersion also will request from the Court additional remedies, such as injunctive relief, costs and other relief that may be appropriate. The Court has scheduled a hearing regarding post-trial motions for December 10, 2004. Immersion also expects that a judgment entered based on the jury verdict will be appealed to the United States Court of Appeals for the Federal Circuit.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 6 to our condensed consolidated financial statements. If Sony Computer Entertainment ultimately were successful on post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.

     On October 20, 2004, Internet Services LLC (“ISLLC”), an Immersion licensee and cross-claim defendant against who Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. Immersion intends to vigorously defend itself against ISLLC’s allegations.

     Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court will rule on post-trial motions or how the Court of Appeals will decide an appeal. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

     Due to our cash position at September 30, 2004 of $11.9 million we may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations and litigation costs. We have taken measures to control our costs and will continue to monitor these efforts. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past three years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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

     These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of our expenses, including costs related to litigation, acquisitions of technologies, or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.

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

     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	if we are not successful in the litigation with Sony Computer Entertainment, not only might we have a difficult time signing up new gaming licensees, we also risk losing our existing licensees as well;

•	difficulties in convincing car companies to sign a license agreement with us when they will need to purchase components from one of their vendors who may or may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulties in persuading existing and potential licensees to bear the development costs necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and automobiles.

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

     In addition, after entering into an agreement, it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in a manner that was not foreseen or was not foreseeable at the time the agreement was entered into. As a consequence, in the agreement we may have granted rights that will preclude or restrict our exploitation of potentially lucrative new opportunities that arise after the execution of the agreement.

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

     For the three months ended September 30, 2004 and 2003, we derived 18% and 7%, respectively, of our total revenue from Medtronic. For the nine months ended September 30, 2004 and 2003, Medtronic accounted for 19% and 5%, respectively, of our total revenue. If our royalty and license revenue or product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our recent agreements with Medtronic, monies advanced by Medtronic are subject to refund provisions under certain circumstances. These circumstances have not arisen to date, but we cannot predict whether these circumstances will arise in the future.

MAD CATZ ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF MAD CATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Mad Catz accounts for a significant portion of our total revenue. For the three months ended September 30, 2004 and 2003, we derived 6% and 8%, respectively, of our total revenue from Mad Catz. For the nine months ended September 30, 2004 and 2003, Mad Catz accounted for 6% and 9%, respectively, of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Mad Catz. If Mad Catz fails to achieve anticipated sales volumes for its gaming peripheral products that incorporate our technologies, our total revenue may decline.

LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Logitech has in the past and may in the future account for a significant portion of our revenue. For the three months ended September 30, 2004 and 2003, we derived from Logitech 7% and 6%, respectively, of our total revenue. For the nine months ended September 30, 2004 and 2003, Logitech accounted for 9% and 3%, respectively, of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Logitech. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.

WE MAY BE UNABLE TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES IF MEDICAL INSTITUTIONS DO NOT BUDGET ADEQUATELY FOR SUCH DEVICES.

     Our medical simulation products, such as our Endoscopy AccuTouch® System, the Endovascular AccuTouch System and our Laparoscopy AccuTouch System, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. As a result of the terrorist attacks against the United States on September 11, 2001 and the continuing threat of terrorist acts, hospitals may have assigned priority in their capital expenditure budgets to equipment that will enable them to respond more effectively to catastrophic emergencies, and federal, state, and local governments may have delayed certain funding for medical and educational institutions, in which case purchases of medical simulators may have been deferred. If we are unable to increase sales of our medical simulation products, our results of operations and financial condition may be adversely affected. We believe that medical device companies may also decrease their expenditures in corporate research and development budgets, and this may adversely affect our contract and development revenue generated by the medical segment.

WE DO NOT CONTROL OR INFLUENCE OUR LICENSEES’ MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended September 30, 2004 and 2003, 28% and 22%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2004 and 2003, 32% and 21%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technology in future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

WE HAVE LIMITED DISTRIBUTION CHANNELS AND RESOURCES TO MARKET AND SELL OUR MEDICAL SIMULATION AND THREE-DIMENSIONAL SIMULATION AND DIGITIZING PRODUCTS, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.

     We have limited resources for marketing and selling medical simulation or three-dimensional simulation products either directly or through distributors. To achieve our business objectives we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small-specialized companies that may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There is no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, that we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our simulation products could have a material adverse effect on our product revenues.

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

COMPETITION IN THE MEDICAL MARKET MAY REDUCE OUR REVENUE.

     If the medical simulation market develops as we anticipate, we believe that we will have a greater number of competitors and may have competition in product lines where we have previously enjoyed sole supplier status. Increased competition may result in the reduction of our market share and/or cause us to reduce our selling prices, which may result in a decline in our revenue.

COMPETITION IN THE MOBILITY MARKET MAY INCREASE OUR COSTS AND REDUCE OUR REVENUE.

     If the mobility market develops as we anticipate, we believe that we will face a greater number of competitors. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with competing with such potential competitors could be significant. Additionally, increased competition may result in the reduction of our market share and/or cause us to reduce our prices, which may result in a decline in our revenue.

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

     The product development process for automobiles is very lengthy, sometimes longer than four years. We do not earn per unit royalty revenue on our automotive technologies unless and until automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, which is likely to be determined by many factors beyond our control.

AUTOMOBILE MANUFACTURERS MAY NOT BE ACCUSTOMED TO PAYING ROYALTIES AND MAY PREFER TO PURCHASE COMPONENTS.

     Our use of a licensing and royalty model may be unfamiliar and unwelcome in the auto industry, where customers may prefer to purchase components from qualified suppliers.

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

     Our hardware and software technology for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 98, Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

LEGISLATIVE ACTIONS, HIGHER INSURANCE COST, AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. These changes and other legal changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

     During the course of the evaluation and attestation process required by Section 404, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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

WE MAY ENGAGE IN ACQUISITIONS THAT COULD DILUTE STOCKHOLDERS’ INTERESTS, DIVERT MANAGEMENT ATTENTION, OR CAUSE INTEGRATION PROBLEMS.

     As part of our business strategy, we have in the past and may in the future, acquire businesses or intellectual property that we feel could complement our business, enhance our technical capabilities, or increase our intellectual property portfolio. If we consummate acquisitions through cash and/or an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

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

IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.

     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of September 30, 2004, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

(c) Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.

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

     On August 16, 2004, the trial commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. Post-trial motions relating to the jury’s decision have been filed, and additional motions may be filed. Immersion also will request from the Court additional remedies, such as injunctive relief, costs and other relief that may be appropriate. The Court has scheduled a hearing regarding post-trial motions for December 10, 2004. Immersion also expects that a judgment entered based on the jury verdict will be appealed to the United States Court of Appeals for the Federal Circuit.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft. In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 6 to our condensed consolidated financial statements. If Sony Computer Entertainment ultimately was successful on post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees. We currently believe it is unlikely that our patents will be deemed invalid and/or unenforceable in connection with the post-trial motions or appeal by Sony Computer Entertainment. We cannot at this time estimate the amount of a possible loss associated with the possible impairment, if any, of these assets nor can we forecast the amount of any future revenue streams that may be affected.

     On October 20, 2004, Internet Services LLC (“ISLLC”), an Immersion licensee and cross-claim defendant against who Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. Immersion intends to vigorously defend itself against ISLLC’s allegations.

     Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court will rule on post-trial motions or how the Court of Appeals will decide an appeal. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

Immersion Corporation vs. Electro Source LLC

     On September 24, 2004, we filed a complaint against Electro Source LLC in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 6,275,213 and 6,424,333. The case has been assigned Northern District of California Case No. C04-4040 and has been assigned to United States District Judge Claudia Wilken. Electro Source, among other things, does business under the trade name “Pelican Accessories” and sells and distributes products, including video game controllers, under the “Pelican” brand. On October 14, 2004, Electro Source answered the Complaint by denying the material allegations and by asserting counterclaims against Immersion seeking a judicial declaration that the asserted patents are invalid or not infringed. We intend to vigorously pursue our claims against Electro Source.

ITEM 6. EXHIBITS

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

IMMERSION CORPORATION
Registrant

Date: November 12, 2004	/s/ Victor Viegas
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