Form 10-K
period 2004-12-31
IMMERSION CORP
filed 2005-03-11
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2004

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
(Registrant’s Telephone Number, including Area Code)
(408) 467-1900
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par Value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $70,188,712 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 24, 2005: 23,717,486.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statements for the 2005 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION
2004 FORM 10-K ANNUAL REPORT

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section of this report entitled “Risk Factors,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include our projections about our business under Item 1, “Business,” and our statements regarding our future financial performance, which are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the SEC that attempt to advise you of the risks and factors that may affect our business.
PART I

Item 1.	Business
Overview
      Founded in 1993, Immersion Corporation (Nasdaq: IMMR) is a leading provider of haptic technologies that allows digital devices, used in a wide variety of markets, to produce touch sensations. To achieve these sensations, we develop and manufacture or license a wide range of hardware and software technologies and products.
      While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: consumer, computing, communications, entertainment, industrial, automotive, three-dimensional design and simulation, and medical simulation. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial and 2) Immersion Medical.
      In markets where our touch technologies are a small piece of a larger system (such as mobile phones and controls for automotive interfaces), we license our technologies or software products to manufacturers who integrate them into their products and sell the end product(s) under their own brand names. In some markets, we have brand visibility on consumer packaging, end-user documentation, and in software applications. In other markets, such as medical simulation systems and three-dimensional computer-aided design, we manufacture and sell products under our own Immersion brand name, through direct sales, distributors, and value-added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.
      Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. Immersion and its wholly owned subsidiaries hold more than 270 issued patents and have more than 280 pending patent applications worldwide, covering various aspects of hardware and software technologies.
      Our initial public offering was on November 12, 1999. In 2000, we acquired three private companies:

•	Haptic Technologies, located in of Montreal, Canada;

•	HT Medical Systems, located in of Gaithersburg, Maryland; and

•	Virtual Technologies, Inc., located in of Palo Alto, California.

Haptics and Its Benefits
      Haptics refers to tactile and kinesthetic information that supplies a tangible representation of the environment to the human sensory system. Tactile sensing refers to an awareness through stimulation of the skin, while kinesthetic refers to an awareness through the position of body parts and their movement. Without our perception of haptic information, it would be hard to believe that something is tangible. Unlike sight and hearing, which are mainly input systems, touch is bi-directional, allowing us to both feel (take in information) and manipulate (have an effect on something).
      All human senses are complementary, contributing to our perception of the environment. Without one of them our perception would change — and without touch, any motor action, such as typing, peeling an orange, or opening a door would be extremely difficult. A person’s sense of touch and the haptic information it interprets is a critical part of our interactions with the world.
      In the world of computers and digital devices and controls, haptic feedback is often lost. To replace the lost sensation of touch, input/output devices can create the physical forces, known as haptic feedback, force feedback, or tactile feedback. These forces are exerted by actuators, usually motors, which are built into consumer devices such as joysticks, steering wheels, gamepads, and mobile phones. Actuators can also be designed into more sophisticated interfaces used in industrial, medical, or automotive applications such as digital switches, rotary controls, and touchscreens. Immersion’s programmable haptic technologies embedded in touch-enabled devices can give users physical sensations like rough textures, smooth surfaces, viscous liquids, compliant springs, solid barriers, various detents, jarring vibrations, heavy masses, and rumbling engines.
      As a user operates a touch-enabled device, such as a joystick, motors within the device apply computer-modulated forces that resist, assist, and enhance the manipulations. These forces are generated based on software algorithms and mathematical models built to simulate appropriate sensations. For example, when simulating the feel of interacting with a solid wall or barrier, a computer program can signal motors within a force feedback joystick to apply forces that simulate the impenetrability of the wall. The harder the user pushes, the harder the motors push back.
      For mobile phones, our products convert and optimize the pager motor, which exists in virtually all mobile phones currently in use, thereby enhancing its output from a simple on-off buzzer into a rich tactile communications device with a wide frequency and intensity range. This programmable haptic system can be used, for example, to advise users of the identity of an incoming caller, provide touch sensations signifying an emotion in a text message, signal a tactile alarm, and to aid in general navigation and operation. Ringtones can also be haptically enhanced, allowing users to feel the beat of a particular song. Mobile games are made more engaging and enjoyable by adding vibro-tactile effects to particular game events such as explosions, car crashes, or a bowling ball striking pins.
      The mathematical models that control motors may be simple modulating forces based on a function of time, such as jolts and vibrations, or may be more complex forces such as surfaces, textures, springs, and damping. Complex sensations can be created by combining a number of simpler sensations, and these sensations can be synchronized with audio, video, or application program logic. For example, a series of individual simulated sensations can be combined to give the seamless feel of a complex interaction, like driving a sports car, which might include the centrifugal forces in the steering wheel, the vibration of the road surface, the revving of the engine, and the bass beat of a song.
      We believe the programmability of our haptic products is a key differentiator over purely electro-mechanical systems. A programmable device can supply a tactile response appropriate to the context of operation for various systems and devices of many types. These tactile cues can help users operate more intuitively or have a more enjoyable or natural experience. Used in combination with sight and sound cues, touch sensations add a compelling, engaging, multimodal aspect to the user interface. Immersion haptic products and technologies can also add tactile feedback to interactions that have been devoid of tactile confirmation, such as using a touchpad or touchscreen. The confirmation and navigational cues obtained by programmable haptics can aid in performance and accuracy, while increasing user satisfaction.

      Programmability also supplies more flexibility in terms of the types of response that are possible (such as nonlinear or dynamic qualities), in upgradeability, in consistent performance that will not degrade over time, and in the potential for personalized settings.
      Multiple mechanical controls can be consolidated into one versatile programmable control, which can save space and improve ergonomics. Conversely, one programmable control device can be implemented as many different types of controls, which can simplify inventory.
Industry Background
      Haptic systems were first used in applications like military flight simulators. In the 1960s, combat pilots honed their flight skills in training simulators that replicated the feel of flying actual planes. Motors and actuators pushed, pulled, and shook the flight yoke, throttle, rudder pedals, and cockpit shell, reproducing many of the tactile and kinesthetic cues of real flight. Though advanced for their time, these systems were limited by the then available technology and were therefore relatively crude and low fidelity by today’s standards. They also cost at least hundreds of thousands, if not millions of dollars, and therefore were not within the grasp of consumers or even most businesses.
      By the late 1970s and early 1980s, computing power reached the point where rich color graphics and high-quality audio were possible. Computers evolved from primitive command-prompt, text-based systems with monochrome displays to powerful systems capable of rendering colorful graphics and animations and of playing music and sound effects. These advancements spawned entirely new businesses in the late 1980s and early 1990s.
      To the consumer, this multimedia revolution opened new possibilities. Flight simulation moved from a professional pilot-only activity to a PC-based hobby for millions of real and aspiring pilots. The graphics and sound these hobbyists experienced were far superior to what the combat pilots in the 1960s had in their expensive flight simulator systems.
      The multimedia revolution also made the medical simulation business possible. By the 1990s, high-end workstations enabled renderings of the human anatomy to be displayed with never-before-possible realism. Companies were founded to harness this new technology and turn it into safer and more effective teaching aides for medical personnel.
      However, the multimedia revolution also highlighted a shortcoming in simulation products. Even though medical graphics and animations looked incredibly realistic, they could not possibly convey what it actually feels like to break through a venal wall with a catheter needle or cut through the tissue surrounding the gall bladder. In the case of flight simulation, graphics and sound could not possibly convey what it actually feels like to fight the flight yoke or flight stick out of a steep dive or through a sharply banked turn. Only hands-on experience provided this critical component of learning.
      So by the mid 1990s, these new industrial and consumer multimedia products were in need of enhanced haptic technology that could provide the sensations similar to an actual hands-on experience. Immersion was founded in 1993 to bring the critical sense of touch back into the user’s experience. By combining 1) the basic concepts used in the military flight simulators of the 1960s, 2) state-of-the-art advancements in robotic controls, 3) advancements in the understanding of how the human sense of touch works, and 4) advancements in computing power, Immersion was able to significantly reduce the cost and size of haptic solutions while increasing the quality of the simulated sensations. Some of Immersion’s early technology was used in the world’s first consumer force feedback peripherals for computer video games such as flight sticks and steering wheels. These products not only looked and sounded like the real thing, they allowed users to feel haptic effects that simulated, for example, textures, bouncing and hitting a ball, and vibrations from gun fire. In addition, for the first time, with Immersion’s technology sophisticated medical simulators offered medical professionals the ability to practice and enhance their surgical and other procedural skills in a way not previously possible.
      Continued advancements in size, power, and cost reductions have pushed the adoption of haptics even further into those industries, as well as into new ones. Immersion’s TouchSense® technology is now incorporated in computer and console gaming systems in products such as gamepads, joysticks, and steering wheels for Sony’s PlayStation2, Microsoft’s Xbox, Nintendo’s GameCube, and the PC and Apple Macintosh computer. Furthermore, more than one thousand Immersion Medical simulators have been deployed at hospitals and medical schools throughout the United States and abroad, including Stanford University, Northwestern University, Rush University Medical Center, Beth Israel Deaconess Medical Center, St. Mary’s Hospital (London), and Mayo Clinic (Rochester, MN).
      Over the past few years, the ever-increasing demands of mobile connectivity, interactivity, and functionality have driven mobile phone capabilities. Improvements focused on processing power, data communications bandwidth, operating system sophistication, and memory, as well as user interface design, high-resolution color displays, loud speaker, motor, and case design. As a result, our TouchSense software and technology used in the gaming market can now be deployed as VibeTonztm software products for mobile phone handsets.
      Immersion’s haptic technologies are also now used by corporate industrial designers and by researchers from National Aeronautics and Space Administration (NASA), Stanford, and the Massachusetts Institute of Technology (MIT). Automobiles manufactured by BMW, Rolls Royce, and Volkswagen use programmable haptic controls powered by Immersion technology. In addition, Immersion offers 3D capture and interaction products to help game developers, mechanical designers, animators, and others professionals reduce production time and streamline the workflow process. Today, computing power continues to increase and push multimedia capabilities into new areas, creating even more opportunities for Immersion’s programmable haptic technologies.
Our Solutions
      Our goal is to change the way people interact with digital devices by engaging their sense of touch. Core competencies include our understanding of how interactions should feel and our knowledge about which solution would best achieve that feeling. Our strength in both of these areas has resulted in many novel applications.
      We believe that our touch-enabled products and technologies give users a more complete, intuitive, enjoyable, and realistic experience. Our patented designs include software elements such as real-time software algorithms, authoring tools, and specialized hardware elements such as motors, sensors, transmissions, and control electronics. Together, these software and hardware elements enable tactile sensations that are context-appropriate within the application.
      Immersion has developed haptic systems for many types of hardware input/output devices such as computer mice, joysticks, mobile phones, rotary devices, touchscreens, and guide wires and needle-based devices for medical simulations.
      We have developed many mechanisms to convey forces to the user’s hands or body. These include vibro-tactile actuators, direct drive or cable driven mechanisms, and many other proprietary devices that supply textures and vibration, resistance, and damping forces to the user.
      To develop our real-time electronic actuator controllers, we had to address challenges such as accuracy, resolution, frequency, and latency requirements, and cost and power consumption. Our control solutions include both closed-loop and open-loop control schemes. In closed-loop control, the firmware reads inputs from the input/output devices, and then calculates and applies the output forces in real time based upon the input data. In open-loop control, a triggering event will activate the firmware to calculate and send the output signal to the actuator in real time.
      We have developed many driver solutions for various operating systems and computer and handheld platforms including mobile handset operating systems. Our inventions include many generations of authoring tools for creating, visualizing, modifying, archiving, and experiencing haptic feedback.

Licensed Solutions
      In markets where our touch technology is a small piece of a larger system (such as mobile phones and controls for automotive interfaces), we license our technologies or software products to manufacturers who integrate them into their products sold under their own brand names.
      We offer our expertise to our licensees to help them design and integrate touch sensations into their products. This expertise includes turn-key engineering and integration services, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards.
      Turn-key Engineering and Integration Services. We offer engineering assistance including technical and design assistance and integration services that allows our licensees to incorporate our touch-enabling products and technologies into their products at a reasonable cost and in a shortened time frame. This allows them to get to market quickly by using our years of haptic development expertise. We offer product development solutions including product software libraries, design, prototype creation, technology transfer, component sourcing, development/integration kits that contain targeted binaries, sample source code, comprehensive documentation, and other engineering services. In addition, Immersion ensures a quality end-user experience by offering testing and certification services to a number of its licensees.
      Authoring Tools. We license authoring tools that enable software developers to quickly design and incorporate custom touch sensations into their own applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic sensations for a haptic device. The tools are the equivalent of a computer-aided design application for haptics. Our authoring tools support vibro-tactile haptic devices (such as mobile phones, touchscreens, and vibro-tactile gaming peripherals), as well as kinesthetic haptic devices (such as rotary devices and force feedback joysticks). Various haptic effect parameters can be defined and modified and the result immediately experienced. Our authoring tools run on mainstream operating systems, such as Microsoft Windows.
      Application Programming Interfaces (APIs). Our APIs provide haptic generation capability. This allows designers and programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, etc.) to allow flexibility and reusability. Others are crafted to meet the needs of a particular customer or industry.
      Compatible with Industry Standards. We have designed our hardware and software technologies for our licensees to be compatible with industry hardware and software standards. Our consumer technologies operate across multiple platforms and comply with such standards as Microsoft’s entertainment application programming interface DirectX and a standard communications interface Universal Serial Bus (USB). Our APIs are supported on Windows and Macintosh platforms and are capable of being ported onto other operating systems such as for mobile phones, automobiles, and industrial controls. Software plug-ins and API extensions are available for several platforms so that programmers can add Immersion’s touch technology into their applications. Most of our software technology has been designed to be platform independent. Our software supports many operating systems including Windows, Windows CE, BREW/ REX (from QUALCOMM), Java (J2SE), VxWorks, and Linux, and many communication protocols including USB, CAN Bus, and serial.

Manufactured Product Solutions
      We produce our products using both contracted and in-house manufacturing capabilities. In some markets, we manufacture and sell products under the Immersion brand name through a combination of direct sales, distributors, and value-added resellers. These products include:

•	Medical simulation systems used in the training of medical professionals for minimally invasive medical procedures such as vascular access, endoscopy, hysteroscopy, laparoscopy, and endovascular procedures;

•	Three-dimensional digitizers used to construct detailed computer models and perform accurate part inspections;

•	A 3D interaction product line consisting of hand-centric hardware and software solutions for animating hand movements and allowing users to manipulate virtual graphical objects with their hands; and

•	Electronics and force feedback devices for arcade games, university research, and other industrial applications.
Our Strategy
      We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:
      Pursue Royalty-Based Licensing Model for High Volume Applications of our Technologies. We believe that the most effective way to proliferate our touch-enabling technologies, where touch is a part of a larger system, is to license and embed it in high volume applications. We have licensed our intellectual property to numerous manufacturers of joysticks, gamepads, and steering wheels, and to a manufacturer of video console gaming systems, all of which are targeted at consumers. In addition, our technologies have been licensed to automotive manufacturers and automotive parts suppliers for use in automotive controls. We have licensed our software products that create touch sensations in a mobile phone to a leading manufacturer of mobile phones. We intend to expand the number and scope of our licensing relationships in the future.
      In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. Our licensing model includes an up-front license fee and/or a per-unit royalty paid by the manufacturer that may be a fixed fee or a percentage of the selling price of the final touch-enabled product. In addition, our consumer-products’ licensees generally have branding obligations. The prominent display of the Immersion TouchSense technology logo on retail packaging generates customer awareness for our technologies.
      Pursue Product Sales in Lower-Volume Applications through Multiple Channels. For lower-volume emerging applications of our technologies, such as medical simulation systems and three-dimensional and design products, our strategy is to manufacture and sell products through direct sales, distributors, and value-added resellers. The Immersion Computing, Entertainment, and Industrial segment sells three-dimensional and professional products that consist primarily of computer digitizing products, such as the MicroScribe® line of digitizers, and specialized whole-hand sensing gloves and software, such as the CyberGlove® electronic glove, CyberGrasp® system, and CyberForce® armature that permit simulated interaction with three-dimensional environments. Our Immersion Medical segment currently sells medical simulation devices that simulate intravenous catheterization, endovascular interventions, and laparoscopic, hysteroscopic, and endoscopic procedures.
      Secure Licensees in New Markets for Touch-Enabling Technology and Software Products. We believe that our touch-enabling technologies can be used in virtually all areas of computing and communication. We initially focused on computer gaming applications for personal computers and dedicated game consoles, an area in which we have acceptance of our technologies by key licensees. We have broadened our focus in additional applications including, automotive controls, industrial equipment controls, touchscreens, and mobile phones, and secured several new licensees in some areas.
      Facilitate Our Licensees’ Development of Touch-Enabled Products. Our success depends on the development of touch-enabled products by our licensees. To enable that development, we offer design packages that include sample hardware, software, firmware, and related documentation, and offer our technical expertise on a consulting basis. We will continue to devote significant resources to facilitate the development of touch-enabled products by our licensees.
      Expand Software Support for Our Touch-Enabling Technology. In addition to licensing our intellectual property or software products and supporting licensee product development efforts, we have focused on expanding software support for our touch-enabling technology. We license authoring tools to customers in support of vibro-tactile haptic devices (such as mobile phones, vibro-tactile gaming peripherals, and touchscreens) as well as kinesthetic haptic devices (such as rotary devices and force feedback joysticks and steering wheels). Using these authoring tools, various effect parameters can be defined and modified, and the result is immediately experienced.
      Our APIs provide an extensive haptic-generation capability and allow designers and programmers to focus on enabling their target applications with haptic effects instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. One focus of our marketing efforts is to promote the adoption of our touch-enabling technologies by software developers in certain markets. We have developed the Immersion TouchSense Developer Toolkit and the VibeTonz Studio Software Developer Kit, which contain our software authoring tools, as well as documentation, tutorials, and software files containing sample touch sensations. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications. We also worked closely with Microsoft on the Microsoft DirectX Software Development Kit, contributing to the API specification and offering our own authoring tools, documentation, tutorials, and sample program to supplement the DirectX SDK.
      Expand Market Awareness. We promote adoption of our touch-enabling technologies by increasing market awareness as appropriate in our various market segments. We believe that it is important to increase awareness among potential customers and, in some markets, end users. As a part of many of our consumer-product license agreements, we require our licensees to use our trademarks and logos to create brand awareness among consumers. To generate awareness of our technologies and our licensees’ products, we participate in industry tradeshows, maintain ongoing contact with industry press, and provide product information on our Web site. To generate increased awareness and sales leads, we execute marketing campaigns specific to each market. These campaigns for a specific market may include public relations programs, Internet marketing, advertising, tradeshows, and/or public speaking at industry events.
      Develop and Protect Touch-Enabling Technology. Our success depends on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies with particular emphasis on mobility market products and medical simulation product offerings. We have also secured technology by acquisition and may do so again in the future. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights across all of our businesses.
Immersion Computing, Entertainment, and Industrial Segment
     Products and Markets
      We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996 under the I-FORCE trademark. We have transitioned our branding to the TouchSense trademark, which extends beyond gaming to other applications of our haptics-related products and services.

Gaming
      We have licensed our TouchSense intellectual property to Microsoft for use in its products and to Apple for use in its Macintosh operating system. We have also licensed our TouchSense intellectual property to over 20 gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, to bring haptics to PCs, such as Microsoft Windows and Macintosh systems, as well as to video game consoles, such as the Microsoft Xbox. Logitech contributed 10 percent of our total revenue for the year ended December 31, 2004, 5 percent for the year ended December 31, 2003, and 8 percent for the year ended December 31, 2002.
      Currently, there are consumer PC joysticks sold using TouchSense technology, including the Wingman Force 3D from Logitech; the Cyborg 3D Force, ST330, and 3D Rumble Joystick from Saitek; and the Fox 2 Pro Joystick and Top Gun Afterburner Force Feedback Joystick from ThrustMaster. There are also PC steering wheel gaming peripherals licensed under the TouchSense brand, including the Wingman Formula

Force GP and the MOMO Force from Logitech; the NASCAR Pro Force Feedback Racing Wheel and the F1 Force Feedback Racing Wheel from Guillemot; and the R440 Force Feedback Wheel from Saitek. There are PC gamepads sold using TouchSense technology, including the WingMan Cordless Rumblepad and WingMan Rumblepad from Logitech; the FireStorm Dual Power Gamepad from ThrustMaster; and the P1500 and P2500 from Saitek.
      In the video game console peripheral market, Immersion has licensed its patents for use in more than 50 spinning-mass tactile feedback devices from various manufacturers including Mad Catz, Logitech, Intec, NYKO, Saitek, Joytech, Gemini, and Griffin. These products are designed to work with one or more video game consoles including the Xbox from Microsoft; the PlayStation and PlayStation 2 from Sony Computer Entertainment; and the GameCube N64 from Nintendo.
      In the arcade entertainment market, Immersion products include steering wheel control electronics that provide industrial strength and quality force feedback which enable very realistic simulations. Our commercial-quality joystick provides a similar user experience and has been used in theme-park attractions and flight-training applications.

Mobility
      We have developed the VibeTonz System, an integrated, programmable vibro-tactile application development and runtime environment for handset OEMs, mobile operators, and application developers. The VibeTonz System enables mobile handset users to send and receive full-fidelity, vibro-tactile touch sensations independently from or in synchronicity with audio, video, and application program content.
      The VibeTonz System consists of two software products:

•	VibeTonz Mobile Player, a lightweight and powerful vibration playback system that is embedded in the mobile handset to allow it to play VibeTonz effects.

•	VibeTonz Studio SDK, PC-based composition tools to create VibeTonz effects and intuitive usability cues for inclusion with applications such as ringtones, games, and user interface enhancements. The VibeTonz Studio SDK enables real-time authoring of VibeTonz effects and testing on target handsets.

Automotive
      In recent years there has been a proliferation of automotive sub-systems, which are directly accessed by drivers and passengers. These include telephone, navigation, climate controls, and audio, video, and satellite radio entertainment systems. As a result, there has been an increase in the number of physical control devices in the automotive center console, creating space and driver distraction problems.
      We have developed TouchSense technology for both rotary controls and touchscreens appropriate for use in automobiles. TouchSense rotary technology can consolidate the control of multiple systems into a single module that provides the appropriate feel for each function. This allows the driver convenient access to many systems and supplies context-sensitive cues for operation. TouchSense touchscreen technology provides tactile feedback for an otherwise unresponsive surface. Programmable haptic controls of many types can be used to provide a space-saving, aesthetic look and a confirming response for the driver that can help reduce glance time.
      We are also conducting various funded development efforts and providing tools and evaluation licenses to several major automobile manufacturers and suppliers who have expressed interest in touch-enabled automobile controls.
      BMW was the first automobile manufacturer to license our TouchSense rotary technology for use in the controls of its 2002 7 Series sedan model. BMW has also included our technology in the 2003 Rolls Royce and in some models of its 5 Series and 6 Series starting in 2003. Siemens VDO Automotive has licensed our technology for use in the high-end Volkswagen Phaeton sedan.

3D and Mechanical CAD Design
      Our three-dimensional and mechanical computer-aided design products allow users to capture three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. These products include the MicroScribe product line, which contains sensor and microprocessor technologies that allow users to measure or digitize physical objects simply by tracing their contours with a stylus. Third-party software records the three-dimensional measurements or geometry of the object and reproduces it on the screen as a three-dimensional computer model. In another application, third-party software compares the desired dimensions to three-dimensional measurements of an actual part to determine if it is within tolerance. The MicroScribe product line is designed to digitize objects and to support high-accuracy parts inspection, reverse engineering, game development, animation, and filmmaking applications.
      We manufacture and sell the CyberGlove system, a fully instrumented glove that accurately measures the movement of a user’s hand and, used in conjunction with our software, maps the movement to a graphical hand on the computer screen. Users can “reach in and manipulate” digital objects similar to physical objects. The CyberTouchTM system is a CyberGlove product with a vibro-tactile feedback option that provides users with appropriate feedback when individual fingers contact digital objects. The CyberGrasp system is an option for the CyberGlove product that adds kinesthetic force feedback to the fingertips. With a CyberGrasp system, users can actually feel the shape and malleability of 3D graphical objects being held in the fingertips and manipulated on the screen. The CyberForce product is an enhanced, grounded, force feedback product. Incorporating our TouchSense technologies, a CyberForce system allows users to experience sensations similar to the CyberGrasp, but with whole-arm, whole-hand, as well as fingertip interactions.
      Our software products for our whole-hand interfaces include VirtualHand® Software Development Kit (“SDK”), VirtualHand Extension to WorldToolKit, and VirtualHand for V5. VirtualHand SDK is a software toolkit that helps users integrate our whole-hand glove-based interface products into specific applications. VirtualHand Extension to WorldToolKit integrates VirtualHand SDK into a well-established virtual-world building product from Sense8. VirtualHand for V5 leverages our relationship with Dassault Systemes by bringing our glove-based products directly into the CATIA V5 and ENOVIA V5 environments, allowing for real-time interaction with digital prototypes for the evaluation of ergonomics, assembly, and maintainability of products. Users may develop multiple digital-design iterations to replace the need for physical prototypes, thereby reducing costs and time to market.
      In addition to these 3D products, we manufacture and sell specialized products such as computer peripherals that are not touch-enabled, but incorporate related advanced computer peripheral technologies. These specialized peripherals include the SoftMouse®, a high performance, nontouch-enabled mouse optimized for use in geographic information systems and mapmaking, and a MicroScribe arm-based stereotactic system used to enable image-guided biopsies and radiation therapy.
     Sales and Distribution
      Sales of these products generally do not experience seasonal fluctuations, except for royalties from gaming peripherals, which tend to be significantly higher during the year-end holiday shopping season. However, there may be variations in the timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Our products incorporate readily available commercial components. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statement for revenue information for the past three years.
      In the PC and video console gaming, mobility, and automotive markets, we establish licensing relationships through our business development efforts.
      In mobility, sales relationships must be established with operators, handset manufacturers, and content developers worldwide. We have signed a license agreement with a major mobile handset manufacturer for the incorporation of the VibeTonz System into certain mobile phone handsets. Third-party partnerships have been established with CDMA platform developer QUALCOMM, Incorporated and with smartphone operating system developer Symbian, Ltd. Discussions are ongoing with other handset manufacturers and partners in the United States, Europe, and Asia.
      We employ a direct sales force in the United States, Europe, and Asia to license our VibeTonz software products. In gaming, our sales force is also augmented through co-marketing arrangements. As part of our strategy to increase our visibility and promote our touch-enabling technology, our consumer-products license agreements generally require our licensees to display the TouchSense technology logo on their end products.
      In the automotive market, we use a worldwide direct sales force working with vehicle manufacturers and component suppliers. We have also formed a strategic relationship with ALPS Electronics, a leading automotive component supplier, as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry.
      The MicroScribe product line, along with first- and third-party hardware accessories and companion software, is sold through an international network of over 50 resellers. In addition to direct sales, our 3D whole-hand interaction products are distributed, sold, and supported by a growing worldwide network of over 20 international and domestic resellers. We have strategic relationships or contracts with leading 3D CAD/ CAM and interaction companies, including Dassault Systemes, a worldwide leader in product lifecycle management software.

Competition
      With respect to touch-enabled consumer products, we are aware of several companies that claim to possess force feedback technology applicable to the consumer market, but we are not aware that any of these companies or their licensees have successfully commercialized touch-enabled products. In addition, we are aware of several companies that currently market unlicensed force feedback products in consumer markets. We are engaged in litigation with three of these companies, Sony Computer Entertainment, Inc., Sony Computer Entertainment of America, Inc., and Electro Source LLC, regarding infringement of our patents.
      Several companies also currently market force feedback products to nonconsumer markets and could shift their focus to the consumer market. In addition, our licensees may develop products that compete with products employing our touch-enabling technologies, but are based on alternative technologies, or develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. Many of our licensees, including Microsoft, Logitech, Samsung, and others have greater financial and technical resources upon which to draw in attempting to develop computer peripheral or mobile phone technologies that do not make use of our touch-enabling technologies.
      We know of no other entity providing programmable haptic controls; however, mechanical systems that are not programmable could be considered competitive to us since they can be an alternative solution.
      With respect to our MicroScribe product line, we believe the G2 model, aimed primarily at the design, animation, and reverse engineering markets, competes favorably with other digitizing technologies, such as laser scanning and sonic systems, and with other articulated arm models, which are all of higher accuracy and higher price than these markets generally require. The MicroScribe MX model, aimed at high-accuracy manufactured parts inspection and reverse engineering markets, competes favorably on price to other coordinated measurement machine (CMM) models manufactured by Romer and Faro Technologies. It also competes favorably with these competitors for many types of projects where accuracy measurement tolerances are greater than 0.004-inch.
      SensAble Technologies currently sells high-end 3D sculpting and design products that employ haptics. We believe that SensAble’s products compete on some level with our 3D interaction products.
      For licensed applications, our competitive position is partially dependent on the competitive positions of our licensees that pay a per-unit royalty. Our licensees’ markets are highly competitive. We believe that the principal competitive factors in our licensees’ markets include price, performance, user-centric design, ease-of-use, quality, and timeliness of products, as well as the manufacturer’s responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotional programs, and brand recognition. Touch-related benefits in some of these markets may be viewed simply as enhancements and compete with nontouch-enabled technologies.
      Our failure to obtain or maintain adequate protection for our intellectual property rights for any reason could hurt our competitive position. There is no guarantee that patents will be issued from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.
Immersion Medical

Products and Markets
      We have developed numerous simulation technologies that can be used for medical training and testing. By enabling computers to deliver touch sensations to users, our technologies can support realistic simulations that are effective in teaching medical students, doctors, and other health professionals what it feels like to perform a given procedure. The use of our simulators allows these professionals to perfect their practice in an environment that poses no risks to patients, where mistakes have no dire consequences, and where animal or cadaver use is minimized. We partner with leading medical technology companies, such as Medtronic Inc. (“Medtronic”) and Terumo Cardiovascular Systems Corporation, to develop applications that closely simulate not only the look, but also the feel, of performing actual medical procedures.
      We have five medical simulation product lines: the CathSim®AccuTouch® System, which simulates vascular access procedures such as intravenous catheterization and phlebotomy; the Endoscopy AccuTouch System, which simulates endoscopy procedures, including bronchoscopy and lower and upper GI endoscopic procedures; the Endovascular AccuTouch System, which simulates endovascular interventions, including cardiac pacing and angiography, angioplasty and stent placement; the Laparoscopy AccuTouch System, consisting of simulation hardware that can be integrated with third-party software for laparoscopic surgical procedure simulation; and the Hysteroscopy AccuTouch System, which simulates hysteroscopy. These systems are used for training and educational purposes to enable health professionals to feel simulated sensations that they would experience during actual medical procedures, such as encountering an unexpected obstruction in an artery. The systems provide a realistic training environment augmented by real-time graphics that include anatomic models developed from actual patient data and high-fidelity sound that includes simulated patient responses.
      All our AccuTouch products, except for the laparoscopic system, are comprised of a hardware system, an interface device, and software modules that include several cases of increasing difficulty, allowing users to develop their skills by experiencing a broad range of pathologies in differing anatomical conditions.
      We design each product line to maximize the number of procedures that can be simulated with minimal additional customer hardware investment. These systems then enable potential additional sales of software to the installed base of hardware systems. The relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 25 various software modules available that replicate such medical procedures as intravenous catheterization, peripherally inserted central catheters (PICC), bronchoscopy, colonoscopy, cardiac pacing, coronary angioplasty, and hysteroscopy procedures.
      Medtronic accounted for 17 percent of total revenue for the year ended December 31, 2004, 18 percent for the year ended December 31, 2003, and 10 percent for the year ended December 31, 2002.

Sales and Distribution
      Sales of these products experience small seasonal fluctuations, related to teaching hospitals’ summer residency programs. In addition, there may be variations in timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Most raw materials used in the manufacturing of our products are readily available commercial components. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statement for revenue information for the past three years.

      With respect to medical simulation products, we employ a direct sales force that markets simulation systems to hospitals, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military, and other organizations involved in procedural medicine. We have six regional medical sales representatives in the United States. We also have four independent sales representatives, two in the United States and two in Europe.

Competition
      There are several companies that currently sell simulation products to medical customers. Some simulators target the same minimally invasive procedures as do ours, while others sell mannequin-based systems for emergency response training. All simulators compete at some level for the same funding in medical institutions. Competitors include Simbionix USA Corporation, Mentice Corporation, Laerdal Medical AS, Medical Education Technologies, Inc., and Medical Simulation Corporation. The principal competitive factors are the type of medical procedure being simulated, technological sophistication, and price. We believe we compete favorably on both technological sophistication and on price for the high-end simulators we sell.
Research and Development
      Our success depends on our ability to invent, improve, and reduce the costs of our technologies in a timely manner, produce our products cost effectively, and interact with our licensees who are integrating our technologies and licensed software into theirs.
      Immersion Engineering. We have assembled a team of highly skilled engineers and scientists who possess experience in the disciplines required for touch-enabling technology development, including mechanical engineering, electrical engineering, firmware, control system, computer science, and haptic content design. For medical simulations, we have assembled a unique team of experts who are skilled at modeling the anatomy and physiology of various medical cases, creating graphical renderings, designing haptic feedback, and devising advanced control algorithms to simulate realistic navigation for medical procedures, such as through the body’s blood vessels.
      Licensee Interaction. In order to increase the successful design and adoption of our technology or software products in a licensee’s product, we make efforts to ensure clear communication between Immersion and our customers. Typically, collaborative development efforts are structured using a four-phase approach including a Product Definition phase, a Concept Development phase, a Detail Design phase, and a Production Design phase. At the conclusion of each phase, a review meeting is held with the team members from Immersion and the partner company to examine what was discovered and the conclusions that were reached during that portion of the project. These reviews provide an excellent opportunity to reassess the project direction and product viability prior to entering subsequent phases. The continuation of Immersion’s development effort is contingent upon successful completion of prior phases. This method ensures that the customer’s financial risk is minimized and that project deliverables remain consistent with the goals established in the Product Definition phase.
      The four-phase design process is typically used for designing new systems when the solution is not known beforehand. For software product solutions, the integration of our products (e.g. firmware for mobile phones) requires a straightforward approach, providing integration kits that include comprehensive documentation, libraries, and source code. Immersion works with the customer to guarantee conformance to a standard and to ensure that third-party developers can expect a consistent set of haptically-enabled devices in the field.
      Our research and development efforts have been focused on technology development, including hardware, software, control algorithms, and design. We have entered into numerous contracts with corporations and government agencies that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we supply the applicable government agency a license to use the technology for noncommercial purposes.
      Our research and development expenses were $7.9 million in 2004, $7.0 million in 2003, and $6.5 million in 2002.

Intellectual Property
      We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third-parties, licensing arrangements, and other contractual agreements with third parties to protect our intellectual property.
      Immersion and its wholly owned subsidiaries hold more than 270 issued patents and have 280 pending patent applications in the U.S. and worldwide covering various aspects of our hardware and software technologies. Some of our current U.S. patents begin to expire starting in 2007.
      Where we feel it is appropriate, we will engage the legal system to protect our intellectual property rights. For example, we filed a complaint against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. (“Sony Computer Entertainment”) on February 11, 2002 in the U.S. District Court for the Northern District Court of California. On September 21, 2004, a jury returned a verdict favorable to Immersion in its patent infringement suit against Sony Computer Entertainment. The jury found that Sony Computer Entertainment infringed all of the asserted claims of U.S. Patent Nos. 6,275,213 and 6,424,333, and that those claims were valid. The verdict also awarded Immersion damages in the amount of $82.0 million. We believe Sony Computer Entertainment will appeal the verdict. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. See Item 3. “Legal Proceedings” for further discussion.
Investor Information
      The Securities and Exchange Commission (SEC) maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
      You can access financial and other information in the Investor Relations section of our Web site. We make available, on our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.
      The charters of our audit committee, our compensation committee, and our nominating committee, and our code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) are also available at our Web site under “Corporate Governance.” These items are also available to any stockholder who requests them by calling 408-467-1900.
Employees
      As of December 31, 2004, we had 139 full-time and 7 part-time employees, including 55 in research and development, 52 in sales and marketing, and 39 in legal, finance, administration, and operations. As of that date, we also had 3 independent contractors. None of our employees is represented by a labor union, and we consider our employee relations to be positive.

Executive Officers
      The following table sets forth information regarding our executive officers as of March 1, 2005.

Name	Position with the Company	Age

Victor Viegas	President, Chief Executive Officer, and Director	47
Stephen Ambler	Chief Financial Officer and Vice President, Finance	45
Richard Vogel	Senior Vice President and General Manager, Immersion Medical	51
Michael Zuckerman	Senior Vice President and General Manger, Industrial Business Group	48
      Mr. Victor Viegas has served as our Chief Executive Officer, President, and member of the Board of Directors since October 2002. From February 2002 to February 2005, he also served as President, Chief Operating Officer, and Chief Financial Officer having joined Immersion in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree from Santa Clara University. Mr. Viegas is also a Certified Public Accountant in the State of California.
      Mr. Stephen Ambler joined Immersion in February 2005 as Chief Financial Officer and Vice President, Finance responsible for finance, operations, and human resources. From April 2001 to January 2005, Mr. Ambler served as Chief Financial Officer and Vice President, Finance of Bam! Entertainment, Inc., a producer of interactive video games. From April 1994 to March 2001, he served as Director of Finance and Administration for Europe and then Chief Financial Officer, Secretary, and Senior Vice President, Finance of Insignia Solutions PLC, a wireless solutions software company. From December 1992 to March 1994, he served as Financial Controller and Company Secretary for Ampex Great Britain Limited, a producer of recording equipment and magnetic tape for the television and defense industries. From May 1988 to December 1992, he served as Financial Controller and then Finance Director of Carlton Cabletime Limited, a supplier of cable television equipment. Mr. Ambler holds a diploma in Accounting Studies from Oxford Polytechnic in England and is qualified as a Chartered Accountant in England and Wales.
      Mr. Richard Vogel joined Immersion in March 2004 as Senior Vice President and General Manager of our wholly owned subsidiary, Immersion Medical, in Gaithersburg, Maryland. From September 2000 to February 2004, Mr. Vogel served as President and Chief Executive Officer of SpectraLife, a medical device company specializing in products for the management of diabetes. From July 1996 to August 2000, he served as Senior Vice President and General Manager of the New Technologies Division of Kinetic Concepts, Inc., a manufacturer of electronic medical devices and specialty surfaces for surgery and wound care. From November 1989 to February 1996, he served as Vice President, European Operations and Chief Operating Officer of Vestar, Inc. a biopharmaceutical company specializing in anti-infectives and oncology products. From August 1983 to November 1989, Mr. Vogel served in a variety of general managerial positions of increasing responsibility for the Lederle (pharmaceuticals) and Davis & Geck (medical devices) divisions of the American Cyanamid Company. Mr. Vogel holds a Bachelor of Arts degree from Middlebury College in Vermont and a Master of Business Administration degree from the Harvard Business School.
      Mr. Michael Zuckerman was appointed Senior Vice President and General Manager for the Industrial business unit in October 2004. He joined Immersion as Senior Vice president of Marketing in October 2003. From June 2000 to October 2003, he held various positions including Vice President of Marketing at Verity Inc., a provider of intellectual capital management solutions. From November 1998 to June 2000, he served as Director of Sales, then Vice President of Marketing, and then Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products. Before Sensar, Mr. Zuckerman worked for S.C.

Bernstein & Co., an investment management firm, from December 1997 to November 1998. From January 1997 to December 1997 Mr. Zuckerman held the position of Chief Operating Officer for LocalEyes Corporation, an Internet search and directory service company. Prior to joining LocalEyes Corporation, Mr. Zuckerman served as Vice President, Development Operations for File Tek, Inc., a software company, from January 1995 to December 1996 and held other positions with File Tek, including Vice President, Sales and Marketing. Mr. Zuckerman holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland.
RISK FACTORS
      You should carefully consider the following risks and uncertainties, as well as other information in this report and our SEC filings, before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occur, our business, financial condition, or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently believe are immaterial could also materially adversely affect our business, financial condition, or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also, Forward-Looking Statements discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Factors That May Affect Future Results

We had an accumulated deficit of $114 million as of December 31, 2004, have a history of losses, will experience losses in the future, and may not achieve or maintain profitability.
      Since 1997, we have incurred losses in every fiscal quarter. We will need to generate significant ongoing revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	protect and enforce our intellectual property, including the costs of our litigation against Sony Computer Entertainment;

•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled technologies and products;

•	increase our sales and marketing efforts; and

•	pursue strategic relationships.
      If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

Our current litigation against Sony Computer Entertainment and others is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
      On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,899,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.

      On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft.
      On August 16, 2004, the trial against the Sony Computer Entertainment Defendants commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On December 10, 2004, the Court held a hearing on post-trial motions relating to the jury’s decision, and Immersion’s request for a permanent injunction and other relief that may be appropriate. On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. The Court has taken the matter under submission. On January 10, 2005, the Court issued a written order ruling on the motions heard December 10, 2004. The Court denied the parties’ requests for judgment as a matter of law on various issues. The Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. The Court’s January 10, 2005 order required the fee to be paid forthwith for the period July 1, 2004 through September 30, 2004, and 10 days after the end of each calendar quarter for as long as the compulsory license remains in effect. The Court’s order also states that when the Court enters judgment it will enter a permanent injunction, which the Court noted it may stay pending appeal, in which case the compulsory license will remain in effect. The Court denied the parties’ requests for attorneys’ fees. Sony Computer Entertainment moved the Court to reconsider the Court’s ruling that the compulsory license payments be paid directly to Immersion, as opposed to an escrow account, as well as the Court’s ruling that the payment be made within 10 days of the end of the applicable quarter. On February 9, 2005, the Court ruled on Sony Computer Entertainment’s motion for reconsideration, ordering that Sony Computer Entertainment provide us with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. The Court denied Sony Computer Entertainment’s request that payment be made to an escrow instead of directly to us. On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. On February 14, 2005, Sony Computer Entertainment made a payment to us pursuant to the Court’s orders. Although we have received the payment, we may be required to return this and any future payments based on the outcome of an appeals process.
      We expect that Sony Computer Entertainment will appeal any judgment that is entered based on the jury verdict to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals would decide an appeal. We anticipate that our litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.
      In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8 to our consolidated financial statements. If Sony Computer Entertainment ultimately is successful on further post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
      On October 20, 2004, Internet Services LLC ( “ISLLC”), an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contain similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, we filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. The hearing on Immersion’s motion is presently set for March 18, 2005. We intend to vigorously defend ourself against ISLLC’s claims.
      On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source LLC (“Electro Source”) is a leading seller of video game peripherals. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorney’s fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the Asserted Patents are invalid, unenforceable, and not infringed.
      A Case Management Conference was held January 28, 2005. On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled trial to begin June 5, 2006. The parties are in the process of making initial disclosures pursuant to the Court’s local rules and conducting discovery. The Court also directed the parties to conduct a private mediation by March 31, 2005 in an effort to explore settlement. We intend to vigorously pursue our claims against Electro Source.

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
      We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies. Negative product reviews or publicity about Immersion’s products, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technologies in the future.

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

      These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, acquisitions of technologies, or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.
      Accordingly, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance. In addition, because a high percentage of our operating expenses are fixed, a shortfall of revenues can cause significant variations in operating results from period to period.

If we are unable to enter into new licensing arrangements with our existing licensees, and with additional third-party manufacturers for our touch-enabling technology, our royalty revenue may not grow.
      Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulty in signing up new gaming licensees, as well as losing our existing gaming licenses, if we are not successful in the litigation with Sony Computer Entertainment;

•	difficulties in convincing car companies to sign a license agreement with us when they will need to purchase components from one of their vendors who may or may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and automobiles.
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
      We have entered into, and will continue to enter into, agreements pursuant to which our licensees are granted rights under our technology and intellectual property. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories, and may include exclusive rights or sublicensing rights. We refer to the license terms and restrictions in our agreements, including, but not limited to, field of use definitions, market sector, and product category definitions, collectively as “License Provisions.”
      Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to (a) claims that we have granted rights to one licensee which are inconsistent with the rights that we have granted to another licensee, and/or (b) claims by one licensee against another licensee that may result in our incurring indemnification or other obligations or liabilities.
      In addition, after we enter into an agreement, it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in a manner that we did not foresee or was not foreseeable at the time we entered into the agreement. As a result, in the agreement we may have granted rights that will preclude or restrict our exploitation of potentially lucrative new opportunities that arise after the execution of the agreement.

Automotive royalties could be reduced if BMW were to abandon its iDrive system or remove our technology from the iDrive.
      Our largest royalty stream from the automotive industry is from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complex user interface, which we did not design. Nevertheless, this negative press may adversely affect sales of BMW’s cars, which may cause BMW to abandon the iDrive controller or to remove our technology from it. A decline in our royalties from BMW will harm our business.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets might decline if Microsoft increases its volume of sales of touch- enabled gaming products and consumer products at the expense of our other licensees.
      Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technologies, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third party customers of Microsoft’s or Microsoft’s subsidiaries’ operating systems (other than Sony Corporation, Sony Computer Entertainment, Inc., Sony Computer Entertainment of America, Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

Our relationship with Medtronic, a medical device company, may interfere with our ability to enter into development and licensing relationships with Medtronic’s competitors.
      In February 2003, we entered into an agreement with Medtronic, a medical device company, in which we granted Medtronic a right of first negotiation. This right of first negotiation applies to any agreement, which we refer to as a “Proposed Agreement,” under which we would grant a third party rights to use specified Immersion intellectual property in specified fields of use. Under the terms of the right of first negotiation, we must notify Medtronic if we have received a written offer from a third party to enter into a Proposed Agreement, or if we are seeking to find a third party to enter into a Proposed Agreement. Medtronic has the exclusive right, for a period of forty days, to negotiate with us regarding the material terms of the Proposed Agreement. If, during such forty-day period, we fail to reach agreement in principle with Medtronic upon the material terms of the Proposed Agreement, then we will have twelve months after the expiration of such forty day period to enter into an agreement with the applicable third party, provided that the terms of such agreement are, in the aggregate, more favorable to us than the offer that Medtronic presented or the terms under which we initially sought to find a third party to enter into the Proposed Agreement. The right of first negotiation ceases to apply to any Proposed Agreement for which we and Medtronic reach agreement in principle upon the material terms during the applicable forty-day period, but thereafter do not execute a definitive agreement within 145 days after the expiration of such forty-day period. In addition, Medtronic’s right of first negotiation terminates upon the second anniversary of the completion of a development project to be undertaken by us for Medtronic. This right of first negotiation or our relationship with Medtronic may impede, restrict, or delay our ability to enter into development or license agreements with large medical device companies that compete with Medtronic. Any restriction in our ability to enter into development or license agreements with other medical device companies would adversely affect our revenues.

Medtronic accounts for a large portion of our revenues and a reduction in sales to Medtronic, a reduction in development work, or a decision not to renew existing licenses by Medtronic may reduce our total revenue.
      For the years ended December 31, 2004, 2003, and 2002, we derived 17%, 18%, and 10%, respectively, of our total revenue from Medtronic. If our royalty and license revenue from or our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our recent agreements with Medtronic, we are required to refund monies that Medtronic has advanced to us under certain circumstances. If we are required to refund monies to Medtronic, our business and operations may suffer.

Logitech accounts for a significant portion of our revenue and the failure of Logitech to achieve sales volumes for its gaming peripheral products that incorporate our touch-enabling technologies may reduce our total revenue.
      Logitech has in the past and may in the future account for a significant portion of our revenue. For the years ended December 31, 2004, 2003, and 2002, we derived from Logitech 10%, 5%, and 8%, respectively, of our total revenue. We expect that Logitech will continue to account for a significant portion of our total revenue. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.

If we fail to increase sales of our medical simulation devices, our financial condition and operations may suffer.
      Our medical simulation products, such as our Endovascular AccuTouch System, our Hysteorscopy AccuTouch System, and our Laparoscopy AccuTouch System, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. Any failure to increase sales of our medical simulation products will harm our business.

Third party validation studies may not demonstrate all the benefits of our medical training simulators, which could affect customer motivation to buy.
      In medical training, validation studies are generally used to confirm the usefulness of new techniques, devices, and training methods. For medical training simulators, several levels of validation are generally tested: content, concurrent, construct, and predictive. A validation study performed by a third party, such as a hospital, a teaching institution, or even an individual healthcare professional, could be designed to show little or no benefit for one or more types of validation for our medical training simulators. Such validation study results published in medical journals could impact the willingness of customers to buy our training simulators, especially new simulators that have not previously been validated. Due to the time generally required to complete and publish additional validation studies (often more than a year), the delay in sales revenue could be significant.

We may need to raise additional capital in the future, which may result in substantial dilution to our stockholders.
      We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations and litigation costs. We have taken measures to control our costs and will continue to monitor these efforts. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past three years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to take on more debt or issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

We do not control or influence our licensees’ design, manufacturing, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we are dependent to generate royalty revenue.
      A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2004, 2003, and 2002, 37%, 30%, and 26%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
      Peak demand for products that incorporate our technologies, especially in the computer and console gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship products incorporating our touch-

enabling technologies in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.

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

We have limited distribution channels and resources to market and sell our medical simulation and three-dimensional simulation and digitizing products, and if we are unsuccessful in marketing and selling these products, we may not achieve or sustain product revenue growth.
      We have limited resources for marketing and selling medical simulation or three-dimensional simulation products either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small-specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There can be no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, that we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our simulation products could have a material adverse effect on our product revenues.

Litigation regarding intellectual property rights could be expensive, disruptive, and time consuming; could result in the impairment or loss of portions of our intellectual property; and could adversely affect our business.
      Intellectual property litigation, whether brought by us or by others against us, could result in the expenditure of significant financial resources and the diversion of management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we could not develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.
      We attempt to avoid infringing known proprietary rights of third parties. However, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees have received similar letters from these or other companies. Such letters or subsequent litigation may influence our licensees’ decisions whether to ship products incorporating our technologies. In addition, such letters may cause a dispute between our licensees and us over indemnification for the infringement claim. Any of these notices, or additional notices that we or our licensees could receive in the future from these or other companies, could lead to litigation against us, either regarding the infringement claim or the indemnification claim.
      We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees, or us, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technologies unless we can enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims by third parties against our licensees could also result in claims by our licensees against us under the indemnification provisions of our licensees’ agreements with us.

If we fail to protect and enforce our intellectual property rights, our ability to license our technologies and to generate revenues would be impaired.
      Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court were to limit the scope of, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments or they may choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country in which our licensees do business.
      We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

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

The higher cost of products incorporating our touch-enabling technologies may inhibit or prevent their widespread adoption.
      Personal computer and console gaming peripherals, mobile phones, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co., Ltd., Samsung, and BMW have licensed our technologies, the greater expense of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

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
      If the medical simulation market develops as we anticipate, we believe that we will have a greater number of competitors and may have competition in product lines where we have previously enjoyed sole supplier status. Increased competition may result in the decline of our revenue and may cause us to reduce our selling prices.

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
      Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:

•	we fail to develop new technologies or products;

•	the technologies we develop infringe on existing non-Immersion patents;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

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

Medical licensing and certification authorities may not recommend or require use of our technologies for training and/or testing purposes, significantly slowing or inhibiting the market penetration of our medical simulation technologies.
      Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”), and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products as a training and/or testing vehicle, market penetration for our products could be significantly and adversely affected.

Automobiles incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive per unit automotive royalties.
      The product development process for automobiles is very lengthy, sometimes longer than four years. We do not earn per unit royalty revenue on our automotive technologies unless and until automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer or a supplier to an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle or the option packages if our technology is an option (e.g. a navigation unit), which is likely to be determined by many factors beyond our control.

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
      We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Some of our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technologies, and develop new technologies.

Our major stockholders retain significant control over us, which may lead to conflicts with other stockholders over corporate governance matters and could also affect the volatility of our stock price.
      We currently have, have had in the past, and may have in the future, stockholders who retain greater than 10%, or in some cases greater than 20%, of our outstanding stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.

Because personal computer peripheral products that incorporate our touch-enabling technologies currently must work with Microsoft’s operating system software, our costs could increase and our revenues could decline if Microsoft modifies its operating system software.
      Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface. If Microsoft modifies its operating system, including DirectX, we may need to modify our technologies and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

Legislative actions, higher insurance cost, and potential new accounting pronouncements are likely to impact our future financial position and results of operations.
      There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. These changes and other legal changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standard (“SFAS”) No. 123R which will require us to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R may have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

In re Immersion Corporation
      We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are us and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
      The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of Immersion from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.
      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving Immersion, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to Immersion, on the basis that the complaint alleged that Immersion had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.
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
      To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of December 31, 2004, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

Issuance of the shares of common stock upon conversion of debentures and exercise of warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.
      The issuance of shares of common stock in the following circumstances will dilute the ownership interest of existing stockholders: (i) upon conversion of some or all of the convertible debentures and (ii) upon exercise of some or all of the warrants. Any sales in the public market of the common stock issuable upon such conversion or upon such exercise, respectively, could adversely affect prevailing market prices of our common stock. In addition, the existence of these convertible debentures and warrants may encourage short selling by market participants.

Our convertible debentures provide for various events of default and change of control transactions that would entitle the selling stockholders to require us to repay the entire amount owed in cash. If an event of default or change of control occurs, we may be unable to immediately repay the amount owed, and any repayment may leave us with little or no working capital in our business.
      Our convertible debentures provide for various events of default, such as the termination of trading of our common stock on the Nasdaq Stock Market, and specified change of control transactions. If an event of default or change of control occurs prior to maturity, we may be required to redeem all or part of the convertible debentures, including payment of applicable interest and penalties. Some of the events of default include matters over which we may have some, little, or no control. Many other events of default are described in the agreements we executed when we issued the convertible debentures. If an event of default or a change of control occurs, we may be required to repay the entire amount, plus liquidated damages, in cash. Any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible debentures, nor do we anticipate doing so.

Item 2.	Properties
      We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing, and distribution functions for the Immersion Computing, Entertainment, and Industrial operating segment. Products produced in San Jose include our MicroScribe G2 and MX digitizers, our CyberGlove line of whole-hand sensing gloves and three-dimensional software products, and several of our professional and industrial products, including the SoftMouse, various arcade products and automotive demo knobs. The lease for this property will expire on June 30, 2010.
      We lease a facility in Montreal, Quebec, Canada of approximately 5,500 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for administration and research and development functions. Two leases, covering subdivisions of the property, expire in September 2005. We believe we will be able to renew these leases, or find alternative facilities, on commercially reasonable terms.
      We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, for Immersion Medical. The facility is used for sales, marketing, administration, research and development, manufacturing, and distribution functions. Products assembled and distributed in Gaithersburg include five medical simulators: the CathSim AccuTouch System, the Endoscopy AccuTouch System, and the Endovascular AccuTouch System, Laparoscopy AccuTouch System, and the Hysteroscopy AccuTouch System. The lease for this property expires in May 2009.
      We believe that our existing facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

In re Immersion Corporation
      We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are us and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
      The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of Immersion from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.
      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving Immersion, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to Immersion, on the basis that the complaint alleged that Immersion had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.
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

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.
      On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.
      On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft.
      On August 16, 2004, the trial against the Sony Computer Entertainment Defendants commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On December 10, 2004, the Court held a hearing on post-trial motions relating to the jury’s decision, and Immersion’s request for a permanent injunction and other relief that may be appropriate. On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. The Court has taken the matter under submission. On January 10, 2005, the Court issued a written order ruling on the motions heard December 10, 2004. The Court denied the parties’ requests for judgment as a matter of law on various issues. The Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. The Court’s January 10, 2005 order required the fee to be paid forthwith for the period July 1, 2004 through September 30, 2004, and 10 days after the end of each calendar quarter for as long as the compulsory license remains in effect. The Court’s order also states that when the Court enters judgment it will enter a permanent injunction, which the Court noted it may stay pending appeal, in which case the compulsory license will remain in effect. The Court denied the parties’ requests for attorneys’ fees. Sony Computer Entertainment moved the Court to reconsider the Court’s ruling that the compulsory license payments be paid directly to Immersion, as opposed to an escrow account, as well as the Court’s ruling that the payment be made within 10 days of the end of the applicable quarter. On February 9, 2005, the Court ruled on Sony Computer Entertainment’s motion for reconsideration, ordering that Sony Computer Entertainment provide us with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. The Court denied Sony Computer Entertainment’s request that payment be made to an escrow instead of directly to us. On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. On February 14, 2005, Sony Computer Entertainment made a payment to us pursuant to the Court’s orders. Although we have received the payment, we may be required to return this and any future payments based on the outcome of an appeals process.
      We expect that Sony Computer Entertainment will appeal any judgment that is entered based on the jury verdict to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals would decide an appeal. We anticipate that our litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.
      In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8 to our consolidated financial statements. If Sony Computer Entertainment ultimately is successful on further post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees. We currently believe it is unlikely that our patents will be deemed invalid and/or unenforceable in connection with the post-trial motions or appeal by Sony Computer Entertainment. We cannot at this time estimate the amount of a possible loss associated with the possible impairment, if any, of these assets nor can we forecast the amount of any future revenue streams that may be affected.
      On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contain similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, we filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. The hearing on Immersion’s motion is presently set for March 18, 2005. We intend to vigorously defend ourself against ISLLC’s claims.

Immersion Corporation vs. Electro Source LLC
      On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorney’s fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the Asserted Patents are invalid, unenforceable, and not infringed.
      A Case Management Conference was held January 28, 2005. On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled trial to begin June 5, 2006. The parties are in the process of making initial disclosures pursuant to the Court’s local rules and conducting discovery. The Court also directed the parties to conduct a private mediation by March 31, 2005 in an effort to explore settlement. We intend to vigorously pursue our claims against Electro Source.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2004
Fourth Quarter	$7.64	$4.36
Third Quarter	$7.00	$4.00
Second Quarter	$8.35	$3.85
First Quarter	$10.39	$5.61
Fiscal year ended December 31, 2003
Fourth Quarter	$6.70	$4.90
Third Quarter	$6.55	$1.55
Second Quarter	$2.32	$1.12
First Quarter	$1.55	$1.00
      On February 24, 2005, the closing price was $7.00 and there were 168 stockholders of record.
Dividend Policy
      We have never declared or paid any cash dividends on our common stock or other securities and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any earnings to fund future growth, product development, and operations.

Item 6.	Selected Financial Data
      The following financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$23,763	$20,223	$20,235	$19,232	$15,263
Cost and expenses	44,155	35,073	35,270	36,660	39,125
Operating loss	(20,392)	(14,850)	(15,035)	(17,428)	(23,862)
Net loss	(20,738)	(16,974)	(16,530)	(21,746)	(22,172)
Basic and diluted net loss per share	$(0.91)	$(0.83)	$(0.83)	$(1.16)	$(1.25)
Shares used in calculating basic and diluted net loss per share	22,698	20,334	19,906	18,702	17,719

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$25,538	$21,738	$8,717	$10,381	$23,474
Working capital	23,088	22,032	8,898	11,888	27,565
Total assets	42,250	37,913	25,301	37,025	57,494
Long-term obligations, less current portion	16,917	16	51	250	4,192
Long-term customer advance from Microsoft.	15,000	27,050	—	—	—
Total stockholders’ equity (deficit)	(5,967)	(1,219)	13,948	28,814	48,343

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1, those described elsewhere in this report and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report.
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

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted.	Based on straight-line amortization of annual an minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary.	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.
      We generally license and recognize revenue from our licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues. We recognize revenues from product sales when the product is shipped, provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe system and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.
      We have executed a series of agreements with Microsoft Corporation as described in Note 8 to our consolidated financial statements that provide for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We have accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) into common stock in April 2004, we reduced the long-term customer advance from Microsoft to the minimum obligation we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.
      We have issued convertible debt with stock purchase warrants. We executed a series of agreements on December 22, 2004 as described in Note 7 to our consolidated financials statements that provide for the issuance of 5% Senior Subordinated Convertible Debentures (“5% Convertible Debenture”), and warrants, and that grant certain registration rights to the holders of the debentures (“Registration Rights”). We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.2 million, 5% Convertible Debenture — $16.9 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures have been recorded as long-term debt.
      We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our customers’ ability to make required payments. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. To date such estimated losses have been within our expectations.
      We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized and defer warranty related revenue over the related warranty term.
      We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our goodwill and other intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2004, we capitalized external costs associated with patents and trademarks of $1.9 million and our amortization expense for the same period, for those capitalized costs, was $170,000.
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
Results of Operations
Overview of 2004
      During 2004, we achieved several significant milestones including year-over-year revenue growth of 18% from 2003 to 2004. This revenue growth was driven primarily by increased royalty and license revenue and product sales offset in part by a decrease in development contract revenue. This growth was due, in part, to our investment in a strengthened and more focused sales and marketing effort across our business segments during

2004. In 2004, we increased our penetration in our core markets and succeeded at gaining market acceptance of new haptics-based solutions. In addition,

•	As market acceptance of medical simulation has increased, our medical product sales grew 40% on a year-over-year basis. This growth is also a result of the ongoing transformation of our business model into one emphasizing product development which leads to increased product sales.

•	Our gaming revenue increased 69% from 2003 to 2004 primarily due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, and the addition of new licensees.

•	In September 2004, the jury in our patent infringement litigation against Sony Computer Entertainment returned a verdict favorable to us finding that Sony Computer Entertainment infringed all the asserted claims of U.S. Patent Nos. 6,275,213 and 6,424,333 and that those claims were valid. The jury also awarded us damages in the amount of $82.0 million on sales of infringing consoles, controllers, and games for the period of August 2001 through June 30, 2004. Additionally, U.S. Court orders issued on January 10, 2005 and February 9, 2005 require Sony Computer Entertainment to pay us a compulsory license fee from July 1, 2004 to the date of judgment and awards interest at prime rate. Sony Computer Entertainment has appealed the orders; it is expected that the verdict will also be appealed by Sony Computer Entertainment.

•	During the fourth quarter of 2004, we raised $20.0 million to fund longer-term growth opportunities and protect and defend our intellectual property portfolio.
      In 2005, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We have taken measures to control our operating expenses including a reduction in force of approximately 10% in early 2005 and we expect litigation expenses to decrease in 2005 as compared to 2004. Although we will focus on reducing operating expenses, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. Our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

      The following table sets forth our statement of operations data as a percentage of total revenues.

	Years Ended December 31,

	2004	2003	2002

Revenues:
Royalty and license	36.9%	30.1%	25.9%
Product sales	49.0	46.8	53.0
Development contracts and other	14.1	23.1	21.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	26.3	26.1	29.0
Sales and marketing	47.6	38.4	37.4
Research and development	33.1	34.8	32.1
General and administrative	72.1	61.8	39.8
Amortization of intangibles and deferred stock compensation	6.7	12.3	15.4
Impairment of goodwill	—	—	18.6
Other charges	—	—	2.0

Total costs and expenses	185.8	173.4	174.3

Operating loss	(85.8)	(73.4)	(74.3)
Interest and other income	0.7	0.6	1.5
Interest expense	(0.2)	(0.3)	(2.9)
Other expense	(2.6)	(10.1)	(6.0)

Loss before provision for income taxes	(87.9)	(83.2)	(81.7)
Benefit (provision) for income taxes	0.6	(0.7)	—

Net loss	(87.3)%	(83.9)%	(81.7)%

Comparison of Years Ended December 31, 2004, 2003, and 2002

Revenues

	2004	% Change	2003	% Change	2002

Royalty and license	$8,778	44%	$6,088	16%	$5,231
Product sales	11,644	23%	9,455	(12)%	10,723
Development contracts and other	3,341	(29)%	4,680	9%	4,281

Total revenue	$23,763	18%	$20,223	—%	$20,235

Fiscal 2004 Compared to Fiscal 2003
      Total Revenue. Our total revenues for the year ended December 31, 2004 increased by $3.6 million or 18% to $23.8 million from $20.2 million in 2003.
      Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue increased by $2.7 million or 44% from 2003 to 2004. The increase in royalty and license revenue was primarily a result of an increase in gaming royalties of $2.5 million and an increase in automotive royalties of $337,000, offset by a decrease in medical royalty and license fees of $150,000. The increase in gaming royalties was mainly due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, the addition of new licensees, and increased PC gaming royalties due to Microsoft’s exit from the PC gaming peripheral business. In the console peripheral business, many of our third-party licensees from whom we earn per unit royalties enjoyed the benefits of new premium product introductions and significant market share growth in 2004 at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. Next-generation consoles are expected to be introduced in late 2005 and early 2006 and hence, we expect, third-party royalties will likely decline once new consoles are introduced and market share is shifted back to first-party peripheral makers. In the PC gaming peripheral business, though the overall industry again declined, Microsoft’s exit from the PC gaming peripherals market in late 2003 resulted in an significant year-over-year increase in market share in 2004 by some of our third-party licensees who pay us per unit royalties. We do not expect this year-over-year growth caused by Microsoft’s exit to continue beyond 2004. Automotive royalties increased in 2004 due to an increase in the number of vehicles manufactured with our technology incorporated in them. The decrease in medical royalty and license revenue in 2004 compared to 2003 was primarily due to a decrease in license revenue from our license and development agreements with Medtronic. Revenue recognition on the license and development agreements with Medtronic is based on cost-to-cost percentage-of-completion; a decrease in activity on these contracts results in a decrease in revenue recognized. Although total revenue from Medtronic increased in 2004, license revenue decreased due to a change in the mix of revenue from Medtronic in 2004.
      Product sales. Product sales increased by $2.2 million or 23% from 2003 to 2004. The increase in product sales was primarily due to increased medical product sales of $1.8 million, mainly due to increased sales of our endovascular and laparoscopic simulator platforms as a result of new and focused sales force management and the timing of purchases from significant customers. Additionally, as the market acceptance of medical simulation has increased, we have transformed our business model for Immersion Medical into one that emphasizes product development and product sales as opposed to development contracts. Product sales from 3D and professional products increased in 2004 by $294,000, primarily due to increased sales of our force feedback electronics for arcade gaming as a result of a customer’s successful product introduction that began in the third quarter of 2003, and increased sales of our SoftMouse product.
      Development contracts and other revenue. Development contracts and other revenue decreased by $1.3 million or 29% from 2003 to 2004. Development contract and other revenue is comprised of revenue on commercial and government contracts. The decrease in this category was primarily attributable to a decrease of $1.2 million in government contracts. The decrease in revenue from government contracts was due to a reduced number of government grants awarded as well as a decrease in the work performed against our current government contracts. In an effort to increase product sales, we have transitioned medical engineering resources away from government grants and certain commercial development contract efforts to focus on product development to leverage existing sales and channel distribution capabilities.

Fiscal 2003 Compared to Fiscal 2002
      Total Revenue. Our total revenues for the year ended December 31, 2003 were flat compared to the year ended December 31, 2002. While the overall revenue did not increase, the revenue mix did change from 2002 to 2003.
      Royalty and license revenue. Royalty and license revenue increased $857,000 or 16% from 2002 to 2003. The increase in royalty and license revenue was a combination of an increase in medical royalty and license fees of $1.5 million and an increase in automotive royalties of $237,000, offset in part by a decrease in gaming royalties of $899,000. The significant increase in royalty and license revenue from our medical licensees was primarily due to license revenue of $1.9 million recognized on our license and development agreements with Medtronic. Automotive royalties increased in 2003 due to an increase in the number of vehicles manufactured with our technology incorporated in them. The decrease in royalty and license revenue from licensees who sell gaming peripherals was attributable to weakness in the PC gaming market due in part to the trend away from PC gaming towards console gaming and delays in product introductions by some of our licensees. In addition, the Chapter 11 bankruptcy protection filing of one of our licensees contributed to the decline in gaming royalties by $446,000.
      Product sales. Product sales decreased by $1.3 million or 12% from 2002 to 2003. The decrease in product sales was mainly due to a $1.6 million decrease in the volume of medical products sales offset in part by an increase in the volume of 3D and professional product sales. Many of our customers relied on grant monies to purchase our medical simulation devices. During the economic downturn in 2003, our customers had difficulties in securing these funding sources and hence our medical product sales, primarily in the intravenous catheterization and endoscopic surgical simulator lines, declined.
      Development contracts and other revenue. Development contracts and other revenue increased $399,000 or 9% from 2002 to 2003. The increase in this category was attributable to an increase of $733,000 in government contracts offset by a decrease of $334,000 in commercial contracts in the medical and automotive sectors. While the commercial sector experienced decreased development contract spending due to declining research and development budgets, the government increased spending related to military and security needs.

Cost of Product Sales

	2004	% Change	2003	% Change	2002

Cost of product sales	$6,255	19%	$5,276	(10)%	$5,881
% of product sales	54%		56%		55%
      Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. The cost of product sales increased by $1.0 million or 19% from 2003 to 2004. The increase was primarily a combination of increased direct material and labor costs of $1.2 million associated with the increased product sales of 23% and increased price and cost variances of $165,000, offset in part by decreased inventory write offs for excess and obsolete inventory of $136,000 due to revisions made to certain products to improve quality in 2003, decreased warranty costs of $105,000, and decreased royalty costs of $53,000.
      The cost of product sales decreased by $605,000 or 10% from 2002 to 2003 due to a combination of decreased product sales, decreased royalty costs, decreased price and production variances, and decreased overhead costs, offset by increased inventory write offs for excess and obsolete inventory. Product sales decreased by 12% from 2002 to 2003 but direct material and labor costs only decreased by $134,000 or 4% due to a reduction in sales of our higher margin products such as our medical simulators, causing an unfavorable product mix. Royalty costs decreased by $274,000 from 2002 to 2003 due in part to the elimination of royalties on our MicroScribe product line as a result of a settlement agreement reached with MicroScribe LLC in 2002. In addition there were cost savings from decreased price and production variances of $249,000 and decreased overhead costs of $33,000 during fiscal 2003 as compared to fiscal 2002. These cost savings were offset by inventory write offs for excess and obsolete inventory of $197,000 due to design revisions made to products to improve product quality.

Expenses

	2004	% Change	2003	% Change	2002

Sales and marketing	$11,311	46%	$7,764	3%	$7,566
Research and development	7,858	12%	7,045	8%	6,496
General and administrative	17,133	37%	12,508	55%	8,064
Amortization of intangibles and deferred stock compensation	1,598	(36)%	2,480	(20)%	3,108
Impairment of goodwill	—	—%	—	(100)%	3,758
Other charges	—	—%	—	(100)%	397
      Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee headcount and related compensation and benefits, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $3.5 million or 46% in 2004 compared to 2003. The increase in expenses was primarily due to our expansion of our sales and marketing team and investment in initiatives focusing on medical and mobility market opportunities and upgrading our corporate marketing function. The increase in 2004 included increased headcount and related compensation, benefits, and overhead of $2.3 million, increased travel of $300,000 to support the sales and marketing efforts noted above, an increase in advertising and marketing expenses including, market research, product marketing, and shows and exhibits of $457,000, an increase in bad debt expense of $156,000 primarily due to reversals in 2003, and an increase in consulting, recruiting, and license fees of $283,000. During the latter half of 2003 and the beginning of 2004, we reorganized and redeployed our sales and marketing teams to capitalize on our leading technologies and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technologies. We hired a number of new sales and marketing employees beginning with the latter half of 2003 and continuing in 2004 and anticipate increased compensation expense related to these individuals in the future. We anticipate increased and continued investment in sales and marketing in future periods while we continue execution of our sales and marketing plans in our established businesses and exploit market opportunities for our technologies.
      Sales and marketing expenses increased by $198,000 or 3% in 2003 compared to 2002. In 2003, we increased headcount and related compensation, benefits, and overhead by $99,000, increased professional consulting and license fees by $92,000 and increased travel by $251,000 to support new sales and marketing initiatives. Offsetting this, we reduced advertising and marketing expenses including, market development funds, Web site development and corporate identity by $101,000 leveraging investments in those categories from prior periods and we reduced bad debt expense by $166,000.
      Research and Development. Our research and development expenses are comprised primarily of headcount and related compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $813,000 or 12% in 2004 compared to 2003. The increase was mainly due to an increase in compensation, benefits, and overhead of $257,000, an increase in supplies and materials and prototyping expenses of $256,000, an increase in outside professional services of $240,000 to supplement our engineering staff, and an increase of travel of $58,000. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
      Research and development expenses increased to $7.0 million in 2003 compared to $6.5 million in 2002. The increase of $549,000 or 8% from the prior fiscal year was primarily due to increased salary, benefits, and related overhead costs of $262,000 related to upgrading our engineering talent and relocation costs related to moving our vice president of engineering, from Montreal, Quebec to San Jose, California. Other factors causing this increase in expenses were increased outside professional services and license fees of $164,000 and increased supplies and materials of $87,000.
      General and Administrative. Our general and administrative expenses are comprised primarily of employee headcount and related compensation and benefits, legal and professional fees, office supplies, recruiting, travel, and an allocation of facilities costs. General and administrative expenses increased to $17.1 million in 2004 compared to $12.5 million in 2003. The increase of $4.6 million or 37% was primarily attributable to increased legal and professional fees of $4.2 million, mostly related to the litigation against Sony Computer Entertainment and compliance with the Sarbanes Oxley Act of 2002, and increased personnel and related overhead costs of $358,000. Although we expect our litigation costs to decrease in 2005, we expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses as we incur continued costs related to ongoing court motions and the expected appeal of Sony Computer Entertainment litigation, costs to protect and defend our intellectual property, and compliance costs associated with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements.
      General and administrative expenses increased to $12.5 million in 2003 compared to $8.1 million in 2002. The increase of $4.4 million or 55% was primarily attributable to increased legal and professional fees of $4.7 million, mostly related to the litigation against both Sony Computer Entertainment and Microsoft, offset by decreased personnel and related overhead costs of $121,000 and public company expenses of $78,000.
      Amortization of Intangibles and Deferred Stock Compensation. Amortization of intangibles and deferred stock compensation decreased by $882,000 or 36% from 2003 to 2004. The decrease was attributable to a decrease in deferred stock compensation expense of $733,000 due to the expiration of certain option vesting periods and a decrease in intangible amortization of $149,000 as some intangible assets reached full amortization.

      Amortization of intangibles and deferred stock compensation decreased by $628,000 or 20% from 2002 to 2003. The decrease was mainly attributable to a decrease in deferred stock compensation expense of $417,000 due to the expiration of certain option vesting periods and a decrease in intangible amortization of $211,000 as some intangible assets reached full amortization.
      Impairment of Goodwill. Impairment of goodwill was $3.8 million in 2002. We did not recognize any impairment of goodwill in 2003 or 2004. During the fourth quarter of 2002, in accordance with SFAS No. 142, an impairment test was performed on goodwill in conjunction with the annual forecasting process. Based on that analysis, it was determined that goodwill was impaired and a $3.8 million impairment loss was recognized during 2002.
      Other Charges. Other charges were $397,000 in 2002. We did not record any other charges in 2003 or 2004. The costs in 2002 primarily consisted of severance benefits paid as a result of the reduction in force of twelve employees in 2002. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to the aforementioned reduction in force.

Interest and Other

	2004	% Change	2003	% Change	2002

Interest and other income	$168	33%	$126	(59)%	$306
Interest expense	41	(18)%	50	(91)%	582
Other expense	624	(70)%	2,046	68%	1,219
      Interest and Other Income. Interest and other income consists primarily of interest income, dividend income, and capital gains from cash and cash equivalents and short-term investments. Interest and other income increased by $42,000 from 2003 to 2004. The increase was mainly attributable to the $26.0 million received during the third quarter of 2003 from Microsoft for a license to our portfolio of patents and their investment in our Series A Preferred Stock.
      Interest and other income declined by $180,000 from 2002 to 2003. The decline was primarily due to reduced cash, cash equivalents, and short-term investments invested for the period due to cash used in operating and investing activities as well as reduced yields on investments.
      Interest Expense. Interest expense consists primarily of interest expense on notes payable, capital leases, and convertible debentures. The decrease in interest expense of $9,000 from 2003 to 2004 related to the maturity and subsequent payment of certain notes payable in 2004, partially offset by interest and accretion expense on our 5% Convertible Debentures. The decrease in interest expense of $532,000 from 2002 to 2003 related to the maturity and subsequent payment of certain notes payable in 2003. We expect interest expense to increase significantly in 2005 due to interest expense and accretion related to our 5% Convertible Debentures.
      Other Expense. Other expense consists primarily of impairment losses on our investments in privately held companies and accretion and dividend expense on our long-term customer advance from Microsoft. Other expense was $624,000 in 2004, $2.0 million in 2003, and $1.2 million in 2002. Other expense in 2004 consisted primarily of accretion of payments which may be due Microsoft of $500,000 and dividend expense on our Series A Preferred Stock of $98,000. We will not incur any accretion or dividend expense in 2005 related to Microsoft as further discussed in Note 8 to the consolidated financial statements. Other expense in 2003 consisted primarily of a noncash impairment loss due to the write off of our investment in a technology application developer, There, Inc., in the amount of $1.0 million. We review our cost-method investments on a quarterly basis to determine if there has been an other-than-temporary decline in the investment’s value based on our estimate of their net realizable value taking into account the companies’ respective business prospects, financial condition, and ability to raise third-party financing. The impairment loss was based on There, Inc.’s continued decline in financial condition, uncertain future revenue streams, and inability to raise adequate third-party financing. In addition to the impairment loss, other expense for 2003 included accretion of payments which may be due Microsoft of $867,000 and dividend expense on our Series A Preferred Stock of

$183,000. Other expense in 2002 consisted primarily of our noncash impairment loss due to the write down of our investment in an early stage technology company, Geometrix, Inc. in the amount of $1.2 million. The impairment loss was based on Geometrix’s continued decline in financial condition and uncertain future revenue streams, as well as Geometrix’s inability to raise adequate third-party financing.

Provision for Taxes

	2004	% Change	2003	% Change	2002

Benefit (provision) for income taxes	$151	N/A	$(154)	N/A	—
      Provision for Income taxes. For the year ended 2004, we reversed the tax provision that had been recorded in 2003. No tax provision was required for the years ended December 31, 2004, 2003, and 2002 due to net losses in those periods. For the year ended 2003, we recorded a provision for income taxes of $154,000 on a pre-tax loss of $16.8 million, yielding an effective tax rate of (0.9%). The provision for income tax was based on federal alternative minimum income tax due on taxable income primarily the result of the $20.0 million license fee paid by Microsoft during 2003. This rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $31.3 million against deferred tax assets. Subsequent to December 31, 2003, in May 2004, Revenue Procedure 2004-34 (“Rev. Proc. 2004-34”) was issued by the Internal Revenue Service. This revenue procedure allows taxpayers a limited deferral beyond the taxable year of receipt for certain advance payments. Qualifying taxpayers generally may defer to the next succeeding year the inclusion in gross income for federal income tax purposes of advance payments to the extent the advance payments are not recognized (or, in certain cases, are not earned) in the taxable year of receipt. Under Rev. Proc. 2004-34 we were able to defer a significant amount of the Microsoft payment during 2003 when calculating our federal taxable income and therefore were not subject to federal alternative minimum income tax for the year ended December 31, 2003.
Segment Results for the Years Ended December 31, 2004, 2003, and 2002 are as follows:
      We have two operating and reportable segments. Immersion Computing, Entertainment, and Industrial develops and markets force feedback technologies that enable software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. The second segment, Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

	2004	% Change	2003	% Change	2002

Revenues:
Immersion Computing, Entertainment, and Industrial	$13,972	18%	$11,855	(6)%	$12,551
Immersion Medical	9,966	4%	9,574	19%	8,030
Intersegment eliminations	(175)		(1,206)		(346)

Total	$23,763	18%	$20,223	—%	$20,235

Net Income (loss):
Immersion Computing, Entertainment, and Industrial	$(17,805)	4%	$(17,100)	16%	$(14,789)
Immersion Medical	(2,949)	(3,020)%	101	(106)%	(1,619)
Intersegment eliminations	16		25		(122)

Total	$(20,738)	22%	$(16,974)	3%	$(16,530)

Fiscal 2004 Compared to Fiscal 2003
      Immersion Computing, Entertainment, and Industrial segment. Revenues from the Immersion Computing, Entertainment, and Industrial segment increased $2.1 million, or 18% for the year ended December 31,

2004 compared to the year ended December 31, 2003. The increase was mainly due to increased royalty and license revenue of $2.8 million, primarily from existing and new gaming licensees who increased their market share of the game console controllers aftermarket as well as growth in the game console controller market, offset in part by decreased product sales of $491,000 and decreased development contract revenue of $232,000, due to decreased intercompany sales and intercompany development work for Immersion Medical. Net loss for the year ended December 31, 2004 increased by $705,000 or 4% as compared to the year ended December 31, 2003. The increase was primarily attributable to increased general and administrative expense of $3.7 million, increased sales and marketing expense of $1.8 million, increased research and development expense of $731,000, offset in part by increased gross margin of $2.9 million, a decrease in other expense of $1.5 million, a decrease in amortization of intangibles and deferred stock compensation of $882,000, and increased interest and other income of $60,000. The increase in gross margin was mainly due to the increase in revenue. Increased general and administrative costs were primarily related to the litigation against Sony Computer Entertainment. Although we expect our litigation costs to decrease in 2005, we expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses as we incur continued costs related to ongoing court motions and the expected appeal of Sony Computer Entertainment litigation, costs to protect and defend our intellectual property, and compliance costs associated with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements. Increased sales and marketing expense was due primarily to our expansion of our sales and marketing team including better worldwide geographical sales coverage, and investment in mobility market opportunities. This investment in sales and marketing is expected to increase in 2005 as we continue to execute our sales and marketing plans in our established businesses. Other expense lessened due to a decrease in noncash impairment loss from the write-off of a cost-method investment in 2003, decreased accretion of amounts that may be due to Microsoft, and decreased dividend expense on Series A Preferred Stock.
      Immersion Medical segment. Revenues from Immersion Medical increased $391,000 or 4% for the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase was due to a $1.8 million increase in product sales offset in part by a decrease in development contract revenues of $1.2 million and a decrease in royalty and licensing revenue of $150,000. The increase in the product sales was primarily due to increased sales of our endovascular and laparoscopic simulator platforms as a result of new and focused sales force management and the timing of purchases from significant customers. In an effort to increase product sales, we have transitioned medical engineering resources away from government grants and certain commercial development contract efforts to focus on product development to leverage existing sales and channel distribution capabilities, in which resulted in decreased development contract revenue in 2004. Net loss for the year ended December 31, 2004 was $2.9 million, a change of $3.0 million from the net income of $101,000 for the year ended December 31, 2003. Net loss for the year ended December 31, 2004 increased mainly due increased sales and marketing expenses of $1.7 million, increased general and administrative costs of $906,000 and decreased gross margin of $469,000. The increase in sales and marketing expense was primarily due to the expansion of our sales and marketing team. General and administrative expenses increased due to increased compensation and benefits expense and additional professional and outside services expenses. The decrease in gross margin was mainly due to the change in revenue mix from higher margin development contract revenue to product sales.

Fiscal 2003 Compared to Fiscal 2002
      Immersion Computing, Entertainment, and Industrial segment. Revenues from the Immersion Computing, Entertainment, and Industrial segment decreased $696,000, or 6% for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease was mainly due to decreased royalty and license revenue from our gaming licensees due to a general weakness in PC gaming market. Net loss for the year ended December 31, 2003 increased by $2.3 million or 16% as compared to the year ended December 31, 2002. The increase was primarily attributable to decreased gross margin of $763,000, increased legal and professional fees of $4.9 million, increased other expense of $1.1 million, offset in part by decreased impairment of goodwill of $3.8 million and decreased amortization of intangibles and deferred stock compensation of $595,000. The decrease in gross margin was mainly due to the decrease in revenue. Increased legal and professional fees were primarily related to the litigation against both Sony Computer Entertainment and Microsoft. Other expense increased due to the accretion of amounts that may be due to Microsoft of $867,000 and dividend expense on our Series A Preferred Stock of $183,000. We did not incur an impairment loss on goodwill during fiscal 2003.
      Immersion Medical segment. Revenues from Immersion Medical increased $1.5 million or 19% for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase was primarily due to a $1.7 million increase in royalty revenue attributable to $1.9 million of license revenue recognized on the Medtronic licensing and development agreement and a $444,000 increase in development contract revenue, primarily government related and due to securing new government contracts, offset in part by a $560,000 decrease in product sales. Net income for the year ended December 31, 2003 increased by $1.7 million compared to the net loss for the year ended December 31, 2002. Net income for the year ended December 31, 2003 increased mainly due to increased gross margin of $1.3 million, a decrease in general and administrative expenses of $570,000 and a decrease in interest expense of $529,000, offset by an increase in research and development costs of $604,000. The increase in gross margin was mainly due to the increase in royalty and license revenue offset by lower product sales and the resulting product margin. General and administrative expenses decreased due to decreased compensation and benefits. Interest expense decreased due to the repayment of notes payable in 2002 and 2003. Research and development costs increased to further our technology development and in support of our development contracts.
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
      At December 31, 2004 our cash and cash equivalents totaled $25.5 million, up $3.8 million from $21.7 million at December 31, 2003.
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
      On December 23, 2004, we issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common shares or previously paid in cash. Commencing on the date the 5% Convertible Debentures were issued, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into shares of our common shares at a price of $7.0265 per common share (“Conversion Price”).
      Net cash used in operating activities during the fiscal year 2004 was $15.6 million, a change of $3.0 million from the $12.6 million used during the comparable period during fiscal year 2003. Cash used in operations during the year ended December 31, 2004 was comprised primarily of a $20.7 million net loss offset by noncash charges and credits of $3.1 million, including $874,000 in depreciation, $1.6 million in amortization of intangibles and deferred stock compensation, and $598,000 in dividend and accretion expenses on our Series A Preferred Stock. Cash used in operations during fiscal 2004 was also impacted by a decrease of $500,000 due to a change in accounts receivable and a decrease of $154,000 due to a change in prepaid expenses and other current assets. These decreases were offset by an increase of $1.2 million due to a change in deferred revenue and customer advances, mainly due to extending a prepayment arrangement with a licensee, an increase of $805,000 due to a change in accounts payable due to the timing of payments to vendors, an increase of $432,000 due to a change in accrued compensation and other current liabilities, and an increase of $293,000 due to a change in inventories. Net cash used in operating activities during the fiscal year 2003 was $12.6 million, a change of $14.1 million from the $1.5 million provided during the comparable period during fiscal year 2002. Cash used in operations during the year ended December 31, 2003 was comprised primarily of a $17.0 million net loss offset by noncash charges and credits of $5.6 million, including $1.0 million in depreciation, $2.5 million in amortization of intangibles and deferred stock compensation, $1.1 million in dividend expense and accretion on our Series A Preferred Stock and $1.0 million related to the write down of a cost-method investment in There, Inc. Cash used in operations during fiscal 2003 was also impacted by a decrease of $1.3 million due to a change in accounts receivable mainly due to $1.0 million that became due from Medtronic near year end, a decrease of $722,000 due to a change in deferred revenue and customer advances, mainly due to amortization of prepaid royalties, a decrease of $207,000 due to a change in accounts payable, offset in part by an increase of $933,000 due to a change in accrued compensation and other current liabilities due to the timing of certain payments and increased litigation expenses related to our litigation against Sony Computer Entertainment.
      Net cash used in investing activities during the fiscal year 2004 was $2.5 million, compared to the $2.0 million used in investing activities during fiscal year 2003, a change of $527,000. Net cash used in investing activities during the period consisted of a $1.9 million increase in other assets, primarily due to capitalization of external patent filing and application costs and $623,000 used to purchase capital equipment. Net cash used in investing activities during the fiscal year 2003 was $2.0 million, as opposed to the $1.5 million provided by investing activities during fiscal year 2002, a change of $3.5 million. Net cash used in investing activities during 2003 consisted of a $1.6 million increase in other assets, primarily due to capitalization of external patent filing and application costs and $441,000 used to purchase capital equipment.
      Net cash provided by financing activities during fiscal year 2004 was $21.4 million compared to $26.8 million provided during fiscal year 2003, or a $5.4 million change from prior year. Net cash provided by financing activities for the period consisted of the issuance of $20.0 million of our 5% Convertible Debentures as discussed in Note 7 to the consolidated financial statements, and issuances of common stock and exercises of stock options in the amount of $1.8 million, offset by the payment of dividends on Series A Preferred Stock of $281,000 as discussed in Note 8 to the consolidated financial statements. Net cash provided by financing activities during fiscal year 2003 was $26.8 million compared to $4.7 million used during fiscal year 2002, or a $31.5 million change from prior year. The increase was primarily due to $26.0 million received from Microsoft, as discussed further in Note 8 to the consolidated financial statements, and issuances of common stock and exercise of stock options in the amount of $893,000.
      We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. We have taken measures to control our costs and will continue to monitor these efforts. Although we will incur additional expenses associated with post-trial motions and an appeal process regarding our litigation against Sony Computer Entertainment, we expect our legal costs to decrease during 2005 as a result of completing the trial phase of the litigation. We anticipate that capital expenditures for the year ended December 31, 2005 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. If we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. This could result in substantial dilution to our stockholders. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
      Our 5% Convertible Debentures accrue interest at 5% per annum. Accordingly, we will be required to make interest payments in the amount of $1.0 million during 2005, and $1.0 million for each of the four succeeding years, or until such time as the 5% Convertible Debentures are either converted in common stock or mature. In addition, commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
      On December 22, 2004, in connection with the issuance of the 5% Convertible Debentures, we entered into a Registration Rights Agreement. As required by the agreement, we filed a registration statement relating to the resale of any shares (the “Registered Securities”) issued upon conversion of the 5% Convertible Debentures. If the registration statement covering the Registered Securities is not declared effective by the 120th day after the closing, we will be obligated to make pro rata payments to each investor, as liquidated damages, in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof following the date the registration statement would have been effective.
Summary Disclosures About Contractual Obligations and Commercial Commitments
      The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004 (in thousands):

			2006 and	2008 and	2010 and
Contractual Obligations	Total	2005	2007	2009	Later

Long-term debt and interest	$25,000	$1,025	$2,000	$21,975	$—
Capital lease obligations	1	1	—	—	—
Operating leases	4,092	881	1,548	1,423	240

Total contractual cash obligations	$29,093	$1,907	$3,548	$23,398	$240

      The above table reflects the renegotiation of our San Jose facilities lease effective March 1, 2004, which reduced the lease rate and extended the term of the lease from June 2005 to June 2010.
      In connection with our series of agreements with Microsoft executed in July 2003, we are obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation (see Note 16 to the consolidated financial statements).
      With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (“Put Option”). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5%

Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.
Recent Accounting Pronouncements
      In March 2004, the EITF reached consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment that should be considered other-than-temporary. The adoption of this issue will not have an effect on our operating results or financial condition.
      We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
      We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 of the consolidated financial statements. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.
      SFAS No. 123R will be effective for our fiscal quarter beginning July 1, 2005 and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, we may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. Our foreign operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations.
      As of December 31, 2004, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture, the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. Commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
      We have equity investments in several privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review of the fair value of these investments, we recorded an impairment loss of $1.0 million in the fourth quarter of 2003 and we recorded an impairment loss of $1.2 million in the third quarter of 2002. The remaining cost basis of these investments on our Consolidated Balance Sheet is zero. As of December 31, 2004, management determined that the carrying value of these investments at zero is appropriate.

Item 8.	Financial Statements and Supplementary Data
IMMERSION CORPORATION

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$25,538	$21,738
Accounts receivable (net of allowances for doubtful accounts of:
2004, $159; and 2003, $147)	5,435	4,927
Inventories	1,805	2,099
Prepaid expenses and other current assets	1,280	1,099

Total current assets	34,058	29,863
Property and equipment, net	1,174	1,454
Intangibles and other assets, net	7,018	6,596

Total assets	$42,250	$37,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,038	$1,752
Accrued compensation	1,499	864
Other current liabilities	2,002	2,066
Deferred revenue and customer advances	3,420	3,116
Current portion of long-term debt	10	10
Current portion of capital lease obligation	1	23

Total current liabilities	10,970	7,831
Long-term debt, less current portion	16,917	16
Long-term deferred revenue, less current portion	5,154	4,235
Long-term customer advance from Microsoft (Note 8)	15,000	27,050
Other long-term liabilities	176	—

Total liabilities	48,217	39,132

Commitments and contingencies (Notes 8, 9, and 16)
Stockholders’ deficit:
Common stock — $0001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2004, 23,526,067; 2003, 20,670,541	104,027	89,903
Warrants	3,686	1,974
Deferred stock compensation	(2)	(130)
Accumulated other comprehensive income	59	33
Accumulated deficit	(113,737)	(92,999)

Total stockholders’ deficit	(5,967)	(1,219)

Total liabilities and stockholders’ deficit	$42,250	$37,913

See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues:
Royalty and license	$8,778	$6,088	$5,231
Product sales	11,644	9,455	10,723
Development contracts and other	3,341	4,680	4,281

Total revenues	23,763	20,223	20,235
Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles)	6,255	5,276	5,881
Sales and marketing (exclusive of amortization of deferred stock compensation)	11,311	7,764	7,566
Research and development (exclusive of amortization of intangibles and deferred stock compensation)	7,858	7,045	6,496
General and administrative (exclusive of amortization of deferred stock compensation)	17,133	12,508	8,064
Amortization of intangibles and deferred stock compensation(*)	1,598	2,480	3,108
Impairment of goodwill	—	—	3,758
Other charges	—	—	397

Total costs and expenses	44,155	35,073	35,270

Operating loss	(20,392)	(14,850)	(15,035)
Interest and other income	168	126	306
Interest expense	(41)	(50)	(582)
Other expense	(624)	(2,046)	(1,219)

Loss before provision for income taxes	(20,889)	(16,820)	(16,530)
Benefit (provision) for income taxes	151	(154)	—

Net loss	$(20,738)	$(16,974)	$(16,530)

Basic and diluted net loss per share	$(0.91)	$(0.83)	$(0.83)

Shares used in calculating basic and diluted net loss per share	22,698	20,334	19,906

(*) Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$1,470	$1,619	$1,830
Deferred stock compensation — sales and marketing	1	4	12
Deferred stock compensation — research and development	127	854	1,248
Deferred stock compensation — general and administrative	—	3	18

Total	$1,598	$2,480	$3,108

See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

					Accumulated
					Other
	Common Stock			Deferred	Comprehensive			Total
				Stock	Income	Accumulated		Comprehensive
	Shares	Amount	Warrants	Compensation	(Loss)	Deficit	Total	Loss

Balances at January 1, 2002	18,973,108	$89,294	$1,990	$(2,956)	$(19)	$(59,495)	$28,814
Net loss						(16,530)	(16,530)	$(16,530)
Foreign currency translation adjustment					3		3	3

Comprehensive loss								$(16,527)

Exercise of common stock warrants	11,972	66	(16)				50
Issuance of stock for ESPP purchase	41,957	95					95
Exercise of stock options	1,110,003	224					224
Stock based compensation		14					14
Reversal of deferred stock compensation due to cancellation of stock options		(632)		632			—
Amortization of deferred stock compensation				1,278			1,278

Balances at December 31, 2002	20,137,040	$89,061	$1,974	$(1,046)	$(16)	$(76,025)	$13,948
Net loss						(16,974)	(16,974)	$(16,974)
Foreign currency translation adjustment					49		49	49

Comprehensive loss								$(16,925)

Issuance of stock for ESPP purchase	31,367	35					35
Exercise of stock options	502,134	858					858
Stock based compensation		4					4
Reversal of deferred stock compensation due to cancellation of stock options		(55)		55			—
Amortization of deferred stock compensation				861			861

Balances at December 31, 2003	20,670,541	$89,903	$1,974	$(130)	$33	$(92,999)	$(1,219)
Net loss						(20,738)	(20,738)	$(20,738)
Foreign currency translation adjustment					26		26	26

Comprehensive loss								$(20,712)

Conversion of series A redeemable preferred stock to common stock	2,185,792	12,367					12,367
Issuance of stock for ESPP purchase	49,524	170					170
Exercise of stock options	620,210	1,587					1,587
Issuance of common stock warrants			1,712				1,712
Amortization of deferred stock compensation				128			128

Balances at December 31, 2004	23,526,067	$104,027	$3,686	$(2)	$59	$(113,737)	$(5,967)

See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(20,738)	$(16,974)	$(16,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	874	1,040	1,294
Amortization of intangibles	1,470	1,619	1,830
Amortization of deferred stock compensation	128	861	1,278
Interest and other expense — Microsoft (Note 8)	598	1,050	—
Amortization of discount on notes payable	—	1	293
Fair value adjustment for warrant liability	—	(2)	(118)
Noncash interest expense	15	16	212
Noncash compensation expense	—	4	14
Impairment of goodwill	—	—	3,758
Loss on disposal of equipment	4	3	22
Loss on writedown of investments	—	1,000	1,200
Changes in operating assets and liabilities:
Accounts receivable	(500)	(1,257)	135
Inventories	293	29	(163)
Prepaid expenses and other current assets	(154)	26	450
Accounts payable	805	(207)	421
Accrued compensation and other current liabilities	432	933	237
Deferred revenue and customer advances	1,223	(722)	7,121

Net cash provided by (used in) operating activities	(15,550)	(12,580)	1,454

Cash flows from investing activities:
Other assets	(1,918)	(1,573)	(566)
Purchase of property and equipment	(623)	(441)	(442)
Sales and maturities of short-term investments	—	—	2,550
Purchases of short-term investments	—	—	(5)

Net cash provided by (used in) investing activities	(2,541)	(2,014)	1,537

Cash flows from financing activities:
Issuance of 5% Convertible Debenture	20,000	—	—
Issuance of common stock	170	35	95
Exercise of stock options	1,587	858	224
Exercise of warrants	—	—	50
Long-term customer advance from Microsoft (Note 8)	—	26,000	—
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 8)	(281)	—	—
Payment on notes payable and capital leases	(32)	(102)	(5,042)

Net cash provided by (used in) financing activities	21,444	26,791	(4,673)

Effect of exchange rates on cash and cash equivalents	447	824	18

Net increase (decrease) in cash and cash equivalents	3,800	13,021	(1,664)
Cash and cash equivalents:
Beginning of year	21,738	8,717	10,381

End of year	$25,538	$21,738	$8,717

Supplemental disclosure of cash flow information:
Cash paid for taxes	$160	$—	$—

Cash paid for interest	$3	$32	$1,003

Supplemental disclosure of noncash investing and financing activities:
Transfer to common stock of long-term customer advance from Microsoft (Note 8)	$12,367	$—	$—

Issuance of common stock warrants in connection with the issuance of the 5% Convertible Debentures	$1,712	$—	$—

Costs related to debt issuance	$1,392	$—	$—

See notes to consolidated financial statements.

IMMERSION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003, and 2002

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
      Intangible Assets — In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and discontinued the amortization of goodwill.
      In addition to purchased intangible assets the Company capitalizes the external legal and filing fees associated with its patents and trademarks. These costs are amortized once the patent or trademark is issued.
      For intangibles with definite useful lives, amortization is recorded utilizing the straight-line method, which approximates the pattern of consumption, over the estimated useful lives of the respective assets, generally two to ten years.
      Long-Lived Assets — The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. As of December 31, 2004, management believes that no impairment losses are required.
      Product Warranty — The Company sells the majority of its products with warranties ranging from three to twenty-four months. Historically, warranty-related costs have not been significant.
      Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including SAB No. 104, “Revenue Recognition,” EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. Examples of the Company’s typical license models are as follows:

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted	Based on straight-line amortization of annual an minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.
      The Company generally licenses and recognizes revenue from its licensees under the above license models or a combination thereof. Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF 00-21 and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, it could adversely affect revenue in future periods. To date, none of the information the Company has received from the Company’s licensees has caused any material adjustment to period revenues. The Company recognizes revenues from product sales when the product is shipped provided collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to twenty-four months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. No other general right of return is offered on its products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. The Company’s revenue recognition policies are significant because its revenue is a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.
      At December 31, 2004, the Company has no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.
      Advertising — Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $166,000, $166,000, and $388,000 in 2004, 2003, and 2002 respectively.
      Research and Development — Research and development costs are expensed as incurred. The Company has generated revenues from development contracts with the United States government and other commercial customers that have enabled it to accelerate its own product development efforts. Such development revenues have only partially funded the Company’s product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses.
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
      Stock-Based Compensation — The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123. Pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss — as reported	$(20,738)	$(16,974)	$(16,530)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	128	861	1,278
Less: Stock-based compensation expense determined using fair value method, net of tax	(6,663)	(4,134)	(6,792)

Net loss — pro forma	$(27,273)	$(20,247)	$(22,044)

Basic and diluted loss per common share — as reported	$(0.91)	$(0.83)	$(0.83)
Basic and diluted loss per common share — pro forma	$(1.20)	$(1.00)	$(1.11)

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
      Concentration of Credit Risks — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests primarily in money market accounts, commercial paper, and debt securities of U.S. government agencies. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company sells products primarily to companies in North America, Europe, and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.
      Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: its ability to obtain additional financing; the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s products; market acceptance of the Company’s and its licensees’ products under development; the availability of contract manufacturing capacity; development of sales channels; litigation or other claims against the Company; the ability to successfully assert its patent rights against others; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.
      The Company has incurred net losses each year since 1997 including losses of $20.7 million in 2004, $17.0 million in 2003, and $16.5 million in 2002. As of December 31, 2004, the Company had an accumulated deficit of $113.7 million. The Company believes its cash and cash equivalents of $25.5 million are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2005. If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts.
      Supplier Concentrations — The Company depends on a single supplier to produce some of its medical simulators. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with this supplier to guard against interruptions or cessation of supply, any disruption in the manufacturing process from its sole supplier could adversely affect the Company’s ability to deliver its products and ensure quality workmanship and could result in a reduction of the Company’s product sales.
      Fair Value of Financial Instruments — Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. The recorded cost of accounts receivable, accounts payable, and long-term debt approximate the fair value of the respective assets and liabilities.
      Foreign Currency Translation — The functional currency of the Company’s foreign subsidiary is its local currency. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiary are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in earnings.
      Recent Accounting Pronouncements — In March 2004, the EITF reached consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment that should be considered other-than-temporary. The adoption of this issue will not have an effect on the Company’s operating results or financial condition.
      The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
      The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.
      SFAS No. 123R will be effective for the Company’s fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

2.	Cash and Cash Equivalents
      Cash and cash equivalents consist of the following (in thousands):

	December 31,

	2004	2003

Cash	$1,053	$916
Cash equivalents:
Certificate of deposit	26	25
Money market funds	24,459	20,797

Total cash equivalents	24,485	20,822

Total cash and cash equivalents	$25,538	$21,738

      The Company realized no gains or losses on the sales of available-for-sale securities in 2004, 2003, and 2002.

3.	Inventories
      Inventories consist of the following (in thousands):

	December 31,

	2004	2003

Raw materials and subassemblies	$1,555	$1,539
Work in process	8	247
Finished goods	242	313

Total	$1,805	$2,099

4.	Properties and Equipment
      Property and equipment consist of the following (in thousands):

	December 31,

	2004	2003

Computer equipment and purchased software	$2,395	$2,251
Machinery and equipment	2,132	2,010
Furniture and fixtures	1,337	1,320
Leasehold improvements	692	692

Total	6,556	6,273
Less accumulated depreciation	(5,382)	(4,819)

Property and equipment, net	$1,174	$1,454

5.	Intangibles and Other Assets
      The components of intangibles and other assets are as follows (in thousands):

	December 31,

	2004	2003

Patents and technology	$10,453	$8,535
Other intangibles	5,748	5,748
Other assets	83	110

Gross intangibles and other assets	16,284	14,393
Accumulated amortization of patents and technology	(3,973)	(3,226)
Accumulated amortization of other intangibles	(5,293)	(4,571)

Intangibles and other assets, net	$7,018	$6,596

      Amortization of intangibles during the years ended December 31, 2004, 2003, and 2002 was $1.5 million, $1.6 million, and $1.8 million respectively. The estimated annual amortization expense for intangible assets as of December 31, 2004 is $1.6 million in 2005, $1.1 million in 2006, $1.0 million in 2007, $623,000 in 2008, $526,000 in 2009, and $2.1 million in 2010 through 2014.
      The Immersion Computing, Entertainment, and Industrial reporting unit was tested for impairment in the fourth quarter of 2002, after the annual forecasting process. The continued economic slowdown during 2002 caused delayed purchasing decisions by the Company’s customers for its high-end products as well as reduced royalties from gaming licensees due to a reduction in the general personal computing and PC gaming peripheral device sales. These factors contributed to the operating profits and cash flows for this unit during the third and fourth quarter of 2002 to be lower than expected. Based on that trend the earnings forecast for the next six years was revised. In December 2002, a goodwill impairment loss of $3.8 million was recognized in the Immersion Computing, Entertainment, and Industrial unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.
      The changes in the carrying amount of goodwill were as follows (in thousands):

Year Ended
December 31,
2002

Balance as of December 31, 2001	$3,676
Acquired workforce reclass	82
Impairment loss	(3,758)

Balance as of December 31, 2002	$—

6.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances
      Other current liabilities consist of (in thousands):

	December 31,

	2004	2003

Accrued legal	$489	$945
Other current liabilities	1,513	1,121

Total other current liabilities	$2,002	$2,066

Deferred revenue	$3,381	$3,032
Customer advances	39	84

Total deferred revenue and customer advances	$3,420	$3,116

7.	Long-term Debt
      The components of long-term debt are as follows (in thousands):

	December 31,

	2004	2003

5% Senior Subordinated Convertible Debenture	$16,911	$—
Other	16	26

Total	16,927	26
Current portion	(10)	(10)

Total long-term debt	$16,917	$16

      5% Senior Subordinated Convertible Debenture. On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Commencing on the date the 5% Convertible Debentures were issued, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest is payable on the last day of each calendar quarter, commencing on March 31, 2005. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of their 5% Convertible Debenture, Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.
      Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option. Commencing on December 23, 2005, if the daily volume-weighted average price of the Company’s common shares has been at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, the Company has the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of the Company’s common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If the Company makes either of the foregoing elections with respect to any 5% Convertible Debenture, the Company must make the same election with respect to all 5% Convertible Debentures.

      Warrants. On December 23, 2004, in connection with the 5% Convertible Debentures, the Company issued warrants to purchase an aggregate of 426,951 shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire. The exercise price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable exercise price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for option or convertible securities. The exercise price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock.
      Registration Rights. On December 22, 2004, the Company entered into a Registration Rights Agreement. The agreement stipulates that the Company will promptly, following the closing but no later than 30 days after the closing date of the Purchase Agreement regarding the 5% Convertible Debentures and warrants, prepare and file with the SEC a registration statement on Form S-3 covering the resale of the securities covered in the Purchase Agreement, the Registered Securities. In the event the Company does not meet the aforementioned deadline, the Company will be obligated to make pro rata payments to each investor, as liquidated damages, in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed with respect to the Registered Securities. Additionally, if the registration statement covering the Registered Securities is not declared effective by the SEC by the earlier of (i) five (5) business days after the SEC shall have informed the Company that no review of the registration statement will be made or (ii) the 90th day after the closing date (or 120th day if the SEC reviews the registration statement), the Company will be obligated to make pro rata payments to each investor, as liquidated damages, in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof following the date the registration statement would have been effective.
      The Company incurred approximately $1.2 million in issuance costs and other expenses in connection with the offering. This amount has been deferred and is being amortized to interest expense over the term of the 5% Convertible Debenture. Additionally, the Company evaluated the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.2 million, 5% Convertible Debenture — $16.9 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures have been recorded as long-term debt.
      Annual maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	10
2006	6
2007	—
2008	—
2009	20,000

Total	$20,016

8.	Long-term Customer Advance from Microsoft
      On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America, Inc. and Sony Computer Entertainment, Inc. (collectively, “Sony Computer Entertainment,” the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock for a payment of $6.0 million, and (5) granted the Company the right to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48-month period.
      Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, and (ii) any funds received from Microsoft under the 7% Debentures. As discussed in Note 16, regarding the Sony Computer Entertainment litigation, the jury returned a verdict favorable to the Company and awarded the Company $82.0 million in damages. The Company expects that the judgment entered based upon the jury verdict to be appealed; the Company intends to continue pursuit of the litigation.
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
      Under the terms of the Senior Redeemable Convertible Debentures agreement, the Company can sell up to $3.0 million of the 7% Debentures the first year and $2.0 million per year for the following three years. Debenture proceeds may only be used to finance the Sony Computer Entertainment litigation. The 7% Debentures are callable by Microsoft after three years at 110%. They are also callable by Microsoft upon settlement of the Sony Computer Entertainment litigation at 125% of par. The 7% Debentures are convertible into common stock at 364 shares/$1,000 face value (based on $2.745 per share). Under certain specified circumstances, including the acquisition of the Company, any outstanding 7% Debentures would become immediately due and payable. The Company did not sell any 7% Debentures within the first year.
      The $26.0 million received from Microsoft, as described above, plus an additional $1.4 million related to accretion and cumulative dividends had been reflected as a liability in the financial statements as of March 31, 2004. Upon Microsoft’s election to convert its shares of the Company’s Series A Preferred Stock into common stock in April 2004, the Company reduced the long-term customer advance from Microsoft to the minimum $15.0 million obligation the Company would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration of $12.4 million was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

9.	Commitments
      The Company leases several of its facilities under operating leases. In addition, the Company has several operating leases for vehicles and various computer and office equipment that expire during fiscal years 2005 through 2007.

      Minimum future lease payments are as follows (in thousands):

	Capital Lease	Operating Lease

2005	1	881
2006	—	762
2007	—	786
2008	—	804
2009	—	619
Thereafter	—	240

Total future minimum lease payments	$1	$4,092

      Rent expense was $1.0 million, $1.3 million, and $1.3 million in 2004, 2003, and 2002 respectively.

10.	Stockholders’ Deficit

Stock Options
      Under the Company’s stock option plans, the Company may grant options to purchase up to 13,943,771 shares of common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire 10 years from the date of grant. The Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to five years.
      As part of the business combination with Immersion Medical in fiscal 2000, the Company assumed Immersion Medical’s 1995B and 1998 stock option plans. Under the plans, a total of 310,560 shares of common stock are reserved for issuance. The majority of the options cliff vest on each anniversary date over a five-year period. The 1998 Plan provides for certain provisions for accelerated vesting upon a change of control. All of the options expire 10 years from the date of the grant.
      As part of the business combination with Virtual Technologies, Inc. (“VTI”) in fiscal 2000, the Company assumed VTI’s 1997 stock option plan. Under VTI’s 1997 stock option plan, a total of 700,000 shares of common stock are reserved for issuance to employees (Incentive Stock Options) and non-employees (Nonstatutory Stock Options). The options expire 10 years from the date of the grant. The majority of the options cliff vest on each anniversary date over a five-year period. The plan provided that in the event of a merger of the Company with or into another corporation, each outstanding option or stock purchase right under the plan must be assumed or an equivalent option or right substituted by the successor corporation or an affiliate.

      Details of activity under the option plans are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, January 1, 2002 (3,700,069 exercisable at a weighted average price of $6.64 per share)	7,761,386	$8.61
Granted (weighted average fair value of $1.67 per share)	2,958,500	1.99
Exercised	(1,110,003)	0.20
Canceled	(2,060,158)	7.50

Balances, December 31, 2002 (3,989,165 exercisable at a weighted average price of $9.66 per share)	7,549,725	7.56
Granted (weighted average fair value of $2.56 per share)	2,250,750	3.37
Exercised	(502,134)	1.71
Canceled	(1,961,433)	8.56

Balances, December 31, 2003 (3,470,621 exercisable at a weighted average price of $9.61 per share)	7,336,908	6.40
Granted (weighted average fair value of $4.91 per share)	2,124,310	6.81
Exercised	(620,210)	2.56
Canceled	(1,246,381)	6.31

Balances, December 31, 2004 (4,126,485 exercisable at a weighted average price of $8.33 per share)	7,594,627	$6.84

      Additional information regarding options outstanding as of December 31, 2004 is as follows:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Price

$0.12	-	$1.28	1,088,147	7.10	$1.14	580,338	$1.03
1.35	-	1.76	863,738	7.82	1.68	434,487	1.70
1.77	-	4.03	829,068	7.38	2.91	503,802	2.75
4.16	-	6.06	879,661	8.54	5.72	379,729	5.81
6.06	-	6.26	764,000	8.41	6.18	294,436	6.20
6.42	-	7.50	808,969	9.09	7.06	4,509	6.72
7.60	-	8.98	964,567	5.56	8.63	800,550	8.74
9.24	-	15.50	911,945	6.56	11.13	644,106	11.87
17.13	-	34.75	459,646	5.38	25.81	459,642	25.81
43.25	-	43.25	24,886	5.28	43.25	24,886	43.25

$0.12	-	$43.25	7,594,627	7.35	$6.84	4,126,485	$8.33

      At December 31, 2004, the Company had 1,239,352 shares available for future grants under the option plans.

Additional Stock Plan Information
      As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The Company’s calculations were made using the following weighted average assumptions:

				Employee Stock
	Options			Purchase Plan

	2004	2003	2002	2004	2003	2002

Expected life (in years)	2.5	2.5	2.5	0.5	0.5	0.5
Interest rate	2.8%	2.8%	3.6%	1.4%	1.2%	2.4%
Volatility	107%	124%	144%	92%	132%	144%
Dividend yield	—	—	—	—	—	—

Employee Stock Purchase Plan
      The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2004, 190,837 shares had been purchased under the plan.

Deferred Stock Compensation
      In January 2000, Immersion Medical’s board of directors approved a repricing of all outstanding stock options relating to Immersion Medical that had been granted on or after June 1, 1998 from $15.46 per share to $7.73 per share. A total of 30,797 options were repriced. The repricing requires that compensation associated with these options be remeasured until they are exercised, forfeited, or expire. During the years ended December 31, 2004, 2003, and 2002, the Company did not record any deferred stock compensation in connection with these repriced options, as the price of Immersion’s stock was not higher than the repriced amount at any quarter-end during those periods. Future expense related to vested and unvested stock option shares is dependent on the market value of the shares at the end of each quarter until the repriced stock options are exercised, forfeited, or expire and is therefore unknown at this time.
      In fiscal 2000, in connection with two business combinations accounted for under the purchase method, the Company recorded $5.8 million of deferred stock compensation which represented the intrinsic value of unvested assumed stock options, and is being amortized over the respective remaining service periods on a straight-line basis.

Warrants
      On December 23, 2004, the Company, in conjunction with the 5% Convertible Debentures, issued an aggregate of 426,951 warrants to purchase shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire. The Company allocated $1.7 million of the 5% Convertible Debenture proceeds to the warrant and will amortize the amount to interest expense over the five-year term of the 5% Convertible Debentures. See Note 7.

11.	Net Loss Per Share
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Numerator:
Net loss	$(20,738)	$(16,974)	$(16,530)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	22,698	20,334	19,906

Net loss per share, basic and diluted	$(0.91)	$(0.83)	$(0.83)

      For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Years Ended December 31,

	2004	2003	2002

Outstanding stock options	7,594,627	7,336,908	7,549,725
Warrants	778,494	480,943	511,999
Series A Redeemable Convertible Preferred Stock	—	2,185,792	—
5% Senior Subordinated Convertible Debentures	2,846,363	—	—

12.	Income Taxes
      For the year ended December 31, 2004, the Company reversed the tax provision that had been recorded in 2003 due to the non-recognition of deferred revenues for 2003 tax return purposes. No tax provision was required for the years ended December 31, 2004, 2003, and 2002 due to net losses in those periods.
      Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$28,576	$18,859
Deferred revenue	2,100	2,961
Deferred rent	35	71
Research and development credits	1,391	1,243
Reserves and accruals recognized in different periods	387	261
Long-term customer advance from Microsoft.	8,184	8,225
Basis difference in investment	1,328	1,328
Capitalized R & D Expenses	638	613

Total deferred tax assets	42,639	33,561
Deferred tax liabilities:
Depreciation and amortization	(1,787)	(1,131)
Difference in tax basis of purchased technology	(704)	(1,162)
Valuation allowance	(40,148)	(31,268)

Net deferred tax assets	$—	$—

      The Company’s effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

	2004	2003

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.0)	(3.0)
Deferred stock compensation	0.2	1.8
Other	(0.2)	5.3
Valuation allowance	37.3	31.8

Effective tax rate	(0.7)%	0.9%

      Substantially all of the Company’s loss from operations for all periods presented is generated from domestic operations.
      At December 31, 2004, the Company has federal and state net operating loss carryforwards of $77.0 million and $28.6 million, respectively, expiring from 2011 through 2024 and from 2007 through 2014, respectively.
      Amongst the net operating loss carryforwards, approximately $4.0 million and $2.0 million of federal and state net operating loss carryforwards were generated prior to 1999. These losses can be used to offset future taxable income. Usage is limited to approximately $16.4 million annually, due to an ownership change which occurred during 1999. The extent to which the net operating loss and tax credit carryforwards since 1999 that can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any subsequent three-year period. The Company is currently evaluating ownership changes after 1999 and whether there are any limitations on the Company’s net operating loss carryforwards. Approximately $10.6 million of federal and state net operating loss carryforwards related to pre-acquisition losses from acquired subsidiaries can be used to offset future taxable income. Usage will be limited to approximately $1.1 million annually.

13.	Employee Benefit Plan
      The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The Company did not make any contributions during the years ended December 31, 2004, 2003, or 2002.

14.	Government Audits
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
      As of December 31, 2004, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 2004, 2003, and 2002. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

15.	Related Parties
      In July 2003 the Company entered into a consulting agreement with a member of its board of directors to assist with certain marketing initiatives of its wholly owned subsidiary, Immersion Medical. Under the terms of the consulting agreement the board member will receive $15,000 per month compensation and reimbursement of out-of-pocket travel expenses. The initial term of the consulting agreement was six months and is renewable for subsequent three-month terms unless either party notifies the other of its election to terminate the agreement. During the years ended December 31, 2004 and December 31, 2003 the board member earned compensation of $50,000 and $90,000, respectively. As of April 2004 the consulting agreement was terminated.

16.	Contingencies

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
      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving Immersion, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to Immersion, on the basis that the complaint alleged that Immersion had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.
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

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.
      On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants are also seeking damages for attorneys’ fees. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.
      On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft.
      On August 16, 2004, the trial against the Sony Computer Entertainment Defendants commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On December 10, 2004, the Court held a hearing on post-trial motions relating to the jury’s decision, and Immersion’s request for a permanent injunction and other relief that may be appropriate. On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. The Court has taken the matter under submission. On January 10, 2005, the Court issued a written order ruling on the motions heard December 10, 2004. The Court denied the parties’ requests for judgment as a matter of law on various issues. The Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. The Court’s January 10, 2005 order required the fee to be paid forthwith for the period July 1, 2004 through September 30, 2004, and 10 days after the end of each calendar quarter for as long as the compulsory license remains in effect. The Court’s order also states that when the Court enters judgment it will enter a permanent injunction, which the Court noted it may stay pending appeal, in which case the compulsory license will remain in effect. The Court denied the parties’ requests for attorneys’ fees. Sony Computer Entertainment moved the Court to reconsider the Court’s ruling that the compulsory license payments be paid directly to Immersion, as opposed to an escrow account, as well as the Court’s ruling that the payment be made within 10 days of the end of the applicable quarter. On February 9, 2005, the Court ruled on Sony Computer Entertainment’s motion for reconsideration, ordering that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. The Court denied Sony Computer Entertainment’s request that payment be made to an escrow instead of directly to Immersion. On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. On February 14, 2005, Sony Computer Entertainment made a payment to Immersion pursuant to the Court’s orders. Although Immersion has received the payment, the Company may be required to return this and any future payments based on the outcome of an appeals process.
      The Company expects that Sony Computer Entertainment will appeal any judgment that is entered based on the jury verdict to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, the Company cannot accurately predict how the Court of Appeals would decide an appeal. The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs we incur in connection with the litigation. The Company expenses litigation costs as incurred and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.
      In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 8. If Sony Computer Entertainment ultimately were successful on further post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
      On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contain similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. The hearing on Immersion’s motion is presently set for March 18, 2005. Immersion intends to vigorously defend against ISLLC’s claims.

Immersion Corporation vs. Electro Source LLC
      On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in the Company’s litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorney’s fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the Asserted Patents are invalid, unenforceable, and not infringed.
      A Case Management Conference was held January 28, 2005. On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled trial to begin June 5, 2006. The parties are in the process of making initial disclosures pursuant to the Court’s local rules and conducting discovery. The Court also directed the parties to conduct a private mediation by March 31, 2005 in an effort to explore settlement. The Company intends to vigorously pursue its claims against Electro Source.

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

      As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company currently has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

17.	Segment Reporting
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
      Immersion Computing, Entertainment, and Industrial develops and markets force feedback technologies that enable software and hardware developers to bring realism into their computing and entertainment experience and industrial applications. Immersion Medical develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

      Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table (in thousands):

	Immersion
	Computing,
	Entertainment,	Immersion	Intersegment
	and Industrial	Medical	Eliminations(4)	Total

2004
Revenues
Royalty and license	$6,997	$1,781	$—	$8,778
Product sales	5,503	6,244	(103)	11,644
Development contracts and other	1,472	1,941	(72)	3,341

Total revenues	$13,972	$9,966	$(175)	$23,763

Income (loss) from operations	$(17,482)	$(2,926)	$16	$(20,392)
Interest and other income	168	—	—	168
Interest expense(1)	(39)	(2)	—	(41)
Depreciation and amortization	2,188	284	—	2,472
Net income (loss)	(17,805)	(2,949)	16	(20,738)
Long-lived assets: capital expenditures and capitalized patent fees	2,187	354	—	2,541
Total assets	55,145	5,989	(18,884)	42,250

2003
Revenues
Royalty and license	$4,157	$1,931	$—	$6,088
Product sales	5,994	4,460	(999)	9,455
Development contracts and other	1,704	3,183	(207)	4,680

Total revenues	$11,855	$9,574	$(1,206)	$20,223

Income (loss) from operations	$(14,995)	$120	$25	$(14,850)
Interest and other income(2)	109	17	—	126
Interest expense(1)	(2)	(48)	—	(50)
Depreciation and amortization	3,244	276	—	3,520
Other expense — write down of investments(3)	(1,000)	—	—	(1,000)
Net income (loss)	(17,100)	101	25	(16,974)
Long-lived assets: capital expenditures and capitalized patent fees	1,782	232	—	2,014
Total assets	47,543	5,136	(14,766)	37,913

2002
Revenues
Royalty and license	$4,960	$271	$—	$5,231
Product sales	5,952	5,020	(249)	10,723
Development contracts and other	1,639	2,739	(97)	4,281

Total revenues	$12,551	$8,030	$(346)	$20,235

Loss from operations	$(13,759)	$(1,154)	$(122)	$(15,035)
Interest and other income(1)(2)	188	118	—	306
Interest expense(1)	(4)	(578)	—	(582)
Depreciation and amortization	4,051	351	—	4,402
Impairment of goodwill	3,758	—	—	3,758
Other expense — write down of investments(3)	(1,200)	—	—	(1,200)
Net loss	(14,789)	(1,619)	(122)	(16,530)
Long-lived assets: capital expenditures and capitalized patent fees	810	198	—	1,008
Total assets	36,389	2,919	(14,007)	25,301

(1)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable recorded as interest expense.

(2)	Includes a noncash fair value adjustment of $2,000 and $118,000 in 2003 and 2002 respectively, related to the warrants issued in connection with the SECA VII debt for Immersion Medical in 2001.

(3)	Includes amounts written off of investments held by Immersion Computing, Entertainment, and Industrial.

(4)	Intersegment eliminations consist of eliminations for intercompany sales and cost of sales and intercompany receivable and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.
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

Revenue by Product Lines
      Information regarding revenue from external customers by product lines is as follows (in thousands):

	Years Ended
	December 31,

	2004	2003	2002

Revenues from external customers:
Consumer	$6,181	$3,571	$4,324
3D and Professional Products	5,433	5,026	6,029
Automotive	1,802	1,284	1,157
Other	451	792	695

Subtotal Immersion Computing, Entertainment, and Industrial	13,867	10,673	12,205
Immersion Medical	9,896	9,550	8,030

Total	$23,763	$20,223	$20,235

Revenue by Region
      The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended
	December 31,

	2004	2003	2002

North America	71%	69%	65%
Europe	18%	18%	21%
Far East	9%	10%	13%
Rest of the world	2%	3%	1%

Total	100%	100%	100%

      During the years ended 2004, 2003, and 2002 we derived 69%, 68%, and 64%, respectively of our revenues from the United States. Revenues from other countries represented less than 10% individually for the periods presented.

Significant Customers
      Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended
	December 31,

	2004	2003	2002

Customer A	10%	*	*
Customer B	17%	18%	10%

Total	27%	18%	10%

*	Revenue derived from customer represented less than 10% for the period.
      Of the significant customers noted above, Customer B had a balance of 27% and 23% of the outstanding accounts receivable at December 31, 2004 and December 31, 2003, respectively. Customer A had a balance of 11% of the outstanding accounts receivable at December 31, 2002.
      The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at December 31, 2004 and 2003.

18.	Quarterly Results of Operations — (Unaudited)
      The following table presents certain unaudited consolidated statement of operations data for our eight most recent quarters.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2004(1)	2004	2004	2004	2003(2)	2003	2003	2003

	(In thousands, except per share data)
Revenues	$7,443	$5,451	$5,514	$5,355	$8,284	$4,061	$4,142	$3,736
Gross profit	5,771	3,629	3,974	4,134	6,737	2,900	2,680	2,630
Operating loss	(3,009)	(6,899)	(4,876)	(5,608)	(1,932)	(4,848)	(4,415)	(3,655)
Net loss	(2,861)	(6,863)	(4,846)	(6,168)	(3,656)	(5,217)	(4,444)	(3,657)
Basic and diluted net loss per share	$(0.12)	$(0.29)	$(0.21)	$(0.30)	$(0.18)	$(0.26)	$(0.22)	$(0.18)
Shares used in calculating basic and diluted net loss per share	23,428	23,329	23,198	20,791	20,619	20,384	20,179	20,144

(1)	During the fourth quarter of 2004, net loss and basic and diluted net loss per share included a reversal of the 2003 provision for income taxes of $151,000.

(2)	During the fourth quarter of 2003, operating loss, net loss and basic and diluted net loss per share included an impairment loss on a cost-method investment in a privately held company of $1.0 million. Additionally net loss and basic and diluted net loss per share included a provision for income taxes of $154,000 related to federal alternative minimum tax.

19.	Subsequent Event
      On January 10, 2005, the Court issued a ruling imposing a compulsory license on Sony Computer Entertainment on the sales of infringing products from July 1, 2004 until judgment is entered, in lieu of entering an injunction at that time. The order directed Sony Computer Entertainment to provide sales data and pay license fees directly to Immersion 10 days after the close of each quarter. Sony Computer

Entertainment filed motions requesting reconsideration of the 10-day deadlines and the payment of fees directly to Immersion.
      On February 9, 2005, the Court ruled that Sony Computer Entertainment must provide sales data to Immersion 15 days after the end of each quarter and pay compulsory license fees directly to Immersion within 45 days after the end of each quarter. On February 14, 2005 Sony Computer Entertainment made a payment of approximately $7.0 million to Immersion pursuant to the Court’s January 10 and February 9, 2005 orders for the period of July 1, 2004 through December 31, 2004; however, Sony Computer Entertainment has filed a Notice of Appeal of these rulings to the United States Court of Appeals for the Federal Circuit.
      Due to the contingent nature of the court-order payment made by Sony Computer Entertainment, the Company will not record any revenue associated with this payment or future payments until such time as the contingency lapses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation:
      We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
San Jose, California
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Immersion Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
San Jose, California
March 10, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Controls and Procedures
      Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
      There were no changes to internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Item 9B.	Other Information
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
      The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information required by this Item 10 with respect to directors is incorporated by reference from the section entitled “Election of Directors” in Immersion’s definitive Proxy Statement for its 2005 annual stockholders’ meeting.

Item 11.	Executive Compensation
      The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation and Related Information” in Immersion’s definitive Proxy Statement for its 2005 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2005 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in Immersion’s definitive Proxy Statement for its 2005 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services
      The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Public Accountants” in Immersion’s definitive Proxy Statement for its 2005 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules
      The following financial statement schedule of Immersion Corporation for the years ended December 31, 2004, 2003, and 2002 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 89
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:
      The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)

Exhibit
Number	Description

2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative, and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.6	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.8	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number	Description

10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)##

Exhibit
Number	Description

10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)

Exhibit
Number	Description

10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.44	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
10.45	Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.46	Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.47	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)#
10.48	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.49	Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.50	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10.51	Employment Agreement dated November 13, 2003 by and between Tim Tight and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on February 17, 2004.)
10.52	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.53	First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.54	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.55	New form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.56	Agreement to Terminated dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10.57	Voluntary Severance Agreement and General Release dated April 16, 2004 by and between Richard Stacey and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 13, 2004.)
10.58	Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)

Exhibit
Number	Description

10.59	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10.60	Employment Agreement between Immersion Corporation and Mike Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 26, 2004.
10.61	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler.
21.1	Subsidiaries of Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ Stephen Ambler

Stephen Ambler
Chief Financial Officer and
Vice President, Finance
Date: March 11, 2005
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

Name	Title	Date

/s/ Victor Viegas Victor Viegas	President, Chief Executive Officer, and Director	March 11, 2005

/s/ Stephen Ambler Stephen Ambler	Chief Financial Officer and Vice President, Finance	March 11, 2005

/s/ John Hodgman John Hodgman	Director	March 11, 2005

/s/ Steven Blank Steven Blank	Director	March 11, 2005

/s/ Jonathan Rubinstein Jonathan Rubinstein	Director	March 11, 2005

/s/ Jack Saltich Jack Saltich	Director	March 11, 2005

/s/ Robert Van Naarden Robert Van Naarden	Director	March 11, 2005

SCHEDULE II
VALUATION AND QUALIFIYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period

	(In thousands)
Year ended December 31, 2004
Allowance for doubtful accounts	$147	$27	$15	$159
Year ended December 31, 2003
Allowance for doubtful accounts	$334	$(129)	$58	$147
Year ended December 31, 2002
Allowance for doubtful accounts	$356	$38	$60	$334

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative, and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.6	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)

Exhibit
Number	Description

4.7	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.8	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registration’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)

Exhibit
Number	Description

10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.)##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)

Exhibit
Number	Description

10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38	Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)#
10.40	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.41	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.42	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.43	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.44	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
10.45	Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.46	Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.47	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)#
10.48	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.49	Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.50	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10.51	Employment Agreement dated November 13, 2003 by and between Tim Tight and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on February 17, 2004.)
10.52	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.53	First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)

Exhibit
Number	Description

10.54	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.55	New form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.56	Agreement to Terminated dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10.57	Voluntary Severance Agreement and General Release dated April 16, 2004 by and between Richard Stacey and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 13, 2004.)
10.58	Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10.59	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10.60	Employment Agreement between Immersion Corporation and Mike Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 26, 2004.
10.61	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler.
21.1	Subsidiaries of Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.