Form 10-Q
period 2005-03-31
IMMERSION CORP
filed 2005-05-12
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Number of shares of Common Stock outstanding at May 9, 2005: 24,038,826

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,913	$25,538
Accounts receivable, (net of allowances for doubtful accounts of: March 31, 2005, $295; and December 31, 2004, $159)	5,426	5,435
Inventories	1,935	1,805
Prepaid expenses and other current assets	1,667	1,280

Total current assets	35,941	34,058
Property and equipment, net	1,062	1,174
Intangibles and other assets, net	6,896	7,018

Total assets	$43,899	$42,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,209	$4,038
Accrued compensation	1,528	1,499
Other current liabilities	1,770	2,002
Deferred revenue and customer advances	4,287	3,420
Current portion of long-term debt	11	10
Current portion of capital lease obligation	—	1

Total current liabilities	8,805	10,970
Long-term debt, less current portion	16,980	16,917
Long-term deferred revenue, less current portion	10,999	5,154
Long-term customer advance from Microsoft (Note 8)	15,000	15,000
Other long-term liabilities	—	176

Total liabilities	51,784	48,217

Contingencies (Note 14)
Stockholders’ deficit:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: March 31, 2005, 23,930,342 and December 31, 2004, 23,526,067	105,241	104,027
Warrants	3,686	3,686
Deferred stock compensation	—	(2)
Accumulated other comprehensive income	58	59
Accumulated deficit	(116,870)	(113,737)

Total stockholders’ deficit	(7,885)	(5,967)

Total liabilities and stockholders’ deficit	$43,899	$42,250

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Royalty and license	$2,471	$1,831
Product sales	2,695	2,444
Development contracts and other	606	1,080

Total revenues	5,772	5,355

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,389	1,221
Sales and marketing (exclusive of amortization of deferred stock compensation)	2,819	2,462
Research and development (exclusive of amortization of deferred stock compensation)	1,507	1,889
General and administrative (exclusive of amortization of deferred stock compensation)	2,286	4,878
Amortization of intangibles and deferred stock compensation *	369	513
Restructuring costs	185	—

Total costs and expenses	8,555	10,963

Operating loss	(2,783)	(5,608)

Interest and other income	116	46
Interest expense	(399)	(1)
Other expense	(2)	(605)

Loss before provision for income taxes	(3,068)	(6,168)

Provision for income taxes	(65)	—

Net loss	$(3,133)	$(6,168)

Basic and diluted net loss per share	$(0.13)	$(0.30)

Shares used in calculating basic and diluted net loss per share	23,663	20,791

* Amortization of intangibles and deferred stock compensation
Amortization of intangibles	$367	$392
Deferred stock compensation — research and development	2	121

Total	$369	$513

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,133)	$(6,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	215
Amortization of intangibles	367	392
Amortization of deferred stock compensation	2	121
Interest expense — Accretion on 5% Convertible Debenture (Note 6)	160	—
Interest and other expense — Microsoft (Note 8)	—	599
Fair value adjustment of put option	(11)	—
Loss on disposal of equipment	2	2
Changes in operating assets and liabilities:
Accounts receivable	9	1,954
Inventories	(130)	(295)
Prepaid expenses and other current assets	(387)	136
Accounts payable	(2,806)	241
Accrued compensation and other current liabilities	(202)	926
Deferred revenue and customer advances	6,547	(1,274)

Net cash provided by (used in) operating activities	635	(3,151)

Cash flows used in investing activities:
Intangibles and other assets	(246)	(490)
Purchases of property and equipment	(106)	(134)

Net cash used in investing activities	(352)	(624)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	116	66
Exercise of stock options	1,098	1,042
Increase in issuance cost of 5% Convertible Debenture (Note 6)	(94)	—
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 8)	—	(212)
Payments on notes payable and capital leases	(3)	(8)

Net cash provided by financing activities	1,117	888

Effect of exchange rates on cash and cash equivalents	(25)	(63)

Net increase (decrease) in cash and cash equivalents	1,375	(2,950)
Cash and cash equivalents:
Beginning of the period	25,538	21,738

End of the period	$26,913	$18,788

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$160

Cash paid for interest	$275	$1

Supplemental disclosure of non-cash investing and financing activities:
Costs related to debt issuance	$94	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and provides technologies that let users interact with digital devices using their sense of touch.

     Principles of Consolidation and Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operation for the interim periods have been included.

     The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

     Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” and AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist.

     The Company generally licenses and recognizes revenue from its licensees under one or a combination of the following models:

License revenue model	Revenue recognition
Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary.	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.

     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF 00-21 and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from the Company’s licensees has caused any material adjustment to period revenues. The Company recognizes revenues from product sales when the product is shipped, provided that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to twenty-four months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe ® product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. No other general right of return is offered on its products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. The Company’s revenue recognition policies are significant because the Company’s revenues are a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.

     At March 31, 2005, the Company had no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.

     Stock-Based Compensation - The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123. Pro forma disclosures required under SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss — as reported	$(3,133)	$(6,168)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	2	121
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,207)	(1,773)

Net loss — pro forma	$(4,338)	$(7,820)

Basic and diluted loss per common share — as reported	$(0.13)	$(0.30)

Basic and diluted loss per common share — pro forma	$(0.18)	$(0.38)

     Recent Accounting Pronouncements - In March 2004, the EITF reached consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment that should be considered other-than-temporary. The adoption of this issue will not have an effect on the Company’s operating results or financial condition.

     The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

     SFAS No. 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

     The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting

SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described above) chosen for adopting SFAS No. 123R.

2. INVENTORIES

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw materials and subassemblies	$1,730	$1,555
Work in process	18	8
Finished goods	187	242

Total	$1,935	$1,805

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2005	2004
	(In thousands)
Computer equipment and purchased software	$2,472	$2,395
Machinery and equipment	2,156	2,132
Furniture and fixtures	1,338	1,337
Leasehold improvements	692	692

Total	6,658	6,556
Less accumulated depreciation	(5,596)	(5,382)

Property and equipment, net	$1,062	$1,174

4. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2005	2004
	(In thousands)
Patents and technology	$10,698	$10,453
Other intangibles ..	5,748	5,748
Other assets	83	83

Gross intangibles and other assets	16,529	16,284

Accumulated amortization of patents and technology	(4,170)	(3,973)

Accumulated amortization of other intangibles	(5,463)	(5,293)

Intangibles and other assets, net	$6,896	$7,018

     The estimated annual amortization expense for intangible assets as of March 31, 2005 is $1.6 million in 2005, $1.1 million in 2006, $1.1 million in 2007, $647,000 in 2008, $550,000 in 2009, and $2.2 million thereafter.

5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2005	2004
	(In thousands)
Accrued legal	$393	$489

Other current liabilities	1,377	1,513

Total other current liabilities	$1,770	$2,002

Deferred revenue	$4,248	$3,381

Customer advances	39	39

Total current deferred revenue and customer advances	$4,287	$3,420

6. LONG-TERM DEBT

     The components of long-term debt are as follows (in thousands):

	March 31,	December 31,
	2005	2004
5% Senior Subordinated Convertible Debenture	$16,977	$16,911
Other	14	16

Total	16,991	16,927
Current portion	(11)	(10)

Total long-term debt	$16,980	$16,917

     5% Senior Subordinated Convertible Debenture. On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Commencing on December 23, 2004, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest is payable on the last day of each calendar quarter, commencing on March 31, 2005. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.

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

     Warrants. On December 23, 2004, in connection with the issuance of the 5% Convertible Debentures, the Company issued warrants to purchase an aggregate of 426,951 shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire. The exercise price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable exercise price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for option or convertible securities. The exercise price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock.

     Registration Rights. On December 22, 2004, the Company entered into a Registration Rights Agreement. The agreement stipulates that the Company will promptly, following the closing but no later than 30 days after the closing date of the Purchase Agreement regarding the 5% Convertible Debentures and warrants, prepare and file with the SEC a registration statement on Form S-3 covering the resale of the securities covered in the Purchase Agreement, the Registered Securities. In the event the Company does not meet the aforementioned deadline, the Company will be obligated to make pro rata payments to each investor, as liquidated damages, in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof following the filing deadline for which no registration statement is filed with respect to the Registered Securities. Additionally, if the registration statement covering the Registered Securities is not declared effective by the SEC by the earlier of (i) five (5) business days after the SEC shall have informed the Company that no review of the registration statement will be made or (ii) the 90th day after the closing date (or 120th day if the SEC reviews the registration statement), the Company will be obligated to make pro rata payments to each investor, as liquidated damages, in the amount equal to 1.5% of the aggregate amount invested by such investor for each 30-day period or pro rata for any portion thereof following the date the registration statement would have been effective. The registration statement went effective on April 18, 2005, within the 120th day after the closing date, having been reviewed by the SEC, and accordingly no liquidated damage payments are due.

     The Company incurred approximately $1.3 million in issuance costs and other expenses in connection with the offering. This amount has been deferred and is being amortized to interest expense over the term of the 5% Convertible Debenture. Additionally, the Company evaluated the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures have been recorded as long-term debt.

     Annual maturities of long-term debt at March 31, 2005 are as follows (in thousands):

2005	$7
2006	6
2007	—
2008	—
2009	20,000

Total	$20,013

7. LONG-TERM DEFERRED REVENUE

     At March 31, 2005 long-term deferred revenue included a payment of approximately $7.0 million of compulsory license fees from Sony Computer Entertainment pursuant to Court rulings on January 10 and February 9, 2005. Due to the contingent nature of the court-order payment made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with this payment as revenue or income until such time as the contingency lapses.

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

     Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, and (ii) any funds received from Microsoft under the 7% Debentures. As discussed in Note 14, regarding the Sony Computer Entertainment litigation, the Court entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages and pre judgment interest in the amount of $8.7 million. The Company expects that the judgment entered based upon the jury verdict to be appealed; the Company intends to continue pursuit of the litigation.

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

     Under the terms of the Senior Redeemable Convertible Debentures agreement, the Company can sell up to $3.0 million of the 7% Debentures the first year and $2.0 million per year for the following three years. Debenture proceeds may only be used to finance the Sony Computer Entertainment litigation. The 7% Debentures are callable by Microsoft after three years at 110%. They are also callable by Microsoft upon settlement of the Sony Computer Entertainment litigation at 125% of par. The 7% Debentures are convertible into common stock at 364 shares/$1,000 face value (based on $2.745 per share). Under certain specified circumstances, including the acquisition of the Company, any outstanding 7% Debentures would become immediately due and payable. The Company has, to date, not sold any 7% Debentures.

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

9. RESTRUCTURING COSTS

     The Company accounts for restructuring costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit of Disposal Activities.” Restructuring costs of $185,000 incurred in the three months ended March 31, 2005 consisted of severance benefits paid as a result of a reduction in workforce. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to the aforementioned reduction in force and do not anticipate any further costs in future periods related to this reduction in force.

     Restructuring costs for the three months ended March 31, 2005 were as follows (in thousands):

Three Months Ended
March 31, 2005
Restructuring
	Restructuring	costs expensed	Restructuring	Restructuring
	costs unpaid as	in the three	costs paid	costs unpaid as
	of December	months ended	through	of
	31, 2004	March 31, 2005	March 31, 2005	March 31, 2005
Nature of Restructuring Costs:
Reduction in Force	$—	$185,000	$185,000	$—

10. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Numerator:

Net loss	$(3,133)	$(6,168)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	23,663	20,791

Net loss per share, basic and diluted	$(0.13)	$(0.30)

For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,
	2005	2004
Outstanding stock options	7,911,063	8,329,906
Warrants	778,494	480,943
Series A Redeemable Convertible Preferred Stock	—	2,185,792
5% Senior Subordinated Convertible Debentures	2,846,363	—

11. INCOME TAXES

     For the three months ended March 31, 2005, the Company recorded a provision for income taxes of $65,000, yielding an effective tax rate of (2.1)%. The provision for income tax was based on federal alternative minimum income tax payable on taxable income. Although the Company incurred a pre-tax loss, sums received from Sony Computer Entertainment included in long term deferred revenue, approximating $7 million in the first three months of 2005, created alternative minimum taxable income.

     At December 31, 2004, the Company had federal and state net operating loss carryforwards of $77.0 million and $28.6 million, respectively, expiring from 2011 through 2024 and from 2007 through 2014, respectively.

     Among the net operating loss carryforwards, approximately $4.0 million and $2.0 million of federal and state net operating loss carryforwards were generated prior to 1999. These losses can be used to offset future taxable income. Usage is limited to approximately $16.4 million annually, due to an ownership change which occurred during 1999. The extent to which the net operating loss and tax credit carryforwards since 1999 that can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any subsequent three-year period. In the three months ended March 31, 2005, the Company evaluated ownership changes after 1999 and determined that there were no further limitations on the Company’s net operating loss carryforwards. Approximately $10.6 million of federal and state net operating loss carryforwards related to pre-acquisition losses from acquired subsidiaries can be used to offset future taxable income. Usage will be limited to approximately $1.1 million annually.

12. COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(3,133)	$(6,168)
Foreign currency translation adjustment	(1)	(4)

Total comprehensive loss	$(3,134)	$(6,172)

13. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA, AND SIGNIFICANT CUSTOMERS

     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. The Company focuses on four application areas – mobility, gaming, industrial, and medical. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.

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

     The following tables display information about our reportable segments:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,650	$3,403
Immersion Medical	2,218	1,995
Intersegment eliminations	(96)	(43)

Total	$5,772	$5,355

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(2,384)	$(5,478)
Immersion Medical	(707)	(713)
Intersegment eliminations	(42)	23

Total	$(3,133)	$(6,168)

Included in net loss for the three months ended March 31, 2005 are restructuring costs of $59,000 for the Immersion Computing, Entertainment, and Industrial segment and $126,000 for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

	March 31,	December 31,
	2005	2004
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$57,754	$55,145
Immersion Medical	6,915	5,989
Intersegment eliminations	(20,770)	(18,884)

Total	$43,899	$42,250

     Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.

     The Company operates primarily in the United States, and in Canada where it operates through its wholly owned subsidiary, Immersion Canada. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

REVENUE BY PRODUCT LINES

     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$1,825	$1,218
3D and Professional Products	1,298	1,473
Automotive	332	519
Other	126	164

Subtotal Immersion Computing, Entertainment, and Industrial	3,581	3,374
Immersion Medical	2,191	1,981

Total
	$5,772	$5,355

REVENUE BY REGION

     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2005	2004
North America	78%	69%
Europe	14%	19%
Far East	5%	11%
Rest of the world	3%	1%

Total
	100%	100%

     The Company derived 74% and 69% of its total revenues from the United States for the three months ended March 31, 2005 and 2004 respectively. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2005 and December 31, 2004.

SIGNIFICANT CUSTOMERS

     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Customer A	15%	*
Customer B	19%	17%

Total	34%	17%

*	Revenue derived from customer represented less than 10% for the period.

     Of the significant customers noted above, Customer B accounted for 40% and 27% of the Company’s accounts receivable at March 31, 2005 and December 31, 2004, respectively.

14. CONTINGENCIES

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

     The Company and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company believes is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006, to consider final approval of the settlement.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.

     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft.

     On August 16, 2004, the trial against the Sony Computer Entertainment Defendants commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On January 10, 2005, the Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. The Court denied Sony Computer Entertainment’s request that payment be made to an escrow instead of directly to Immersion.

     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. Thereafter, Sony filed a motion with the Federal Circuit to stay payment of the compulsory license until the appeal is decided. On April 7, 2005, the Federal Circuit denied Sony’s motion to stay on procedural grounds. Immersion also moved to dismiss Sony’s appeal on the grounds that a separate appeal from the January 10, 2005 and February 10, 2005 orders after entry of judgment was not proper. The Federal Circuit has not yet decided this motion, and no date has been set yet for a hearing on Sony’s appeal of the January 10, 2005 and February 10, 2005 orders should it proceed. On February 14, 2005, Sony Computer Entertainment made a payment to Immersion pursuant to the Court’s orders. Although Immersion has received the payment, the Company may be required to return this and any future payments based on the outcome of an appeals process.

     On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of Immersion. On March 24, 2005, Judge Wilken also entered judgment in Immersion’s favor and awarded Immersion $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Immersion was also awarded its court costs. Court costs do not include attorney’s fees.

     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony also encompassed Sony’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

     Sony Computer Entertainment also has filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. These motions are currently set for hearing on May 13, 2005. The Company expects that when these motions are resolved, Sony will appeal the judgment to the United States Court of Appeals for the Federal Circuit. On April 27, 2005, the Court granted Sony’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. Sony’s motion for a stay pending appeal of the judgment without any security, or with an alternate form of security, remains pending.

     The Company expects that Sony Computer Entertainment will appeal the judgment that is entered based on the jury verdict to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, the Company cannot accurately predict how the Court of Appeals would decide an appeal. The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs we incur in connection with the litigation. The Company expenses litigation costs as incurred and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.

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

     On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims. ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005.

     Immersion Corporation vs. Electro Source LLC

     On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican Accessories brand. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in the Company’s litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorney’s fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.

     On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled trial to begin June 5, 2006. The parties are in the process of conducting discovery. The Company intends to vigorously pursue its claims against Electro Source.

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

     See also Note 6 regarding contingencies relating to the 5% Senior Subordinated Convertible Debenture.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, patents and intangible assets, inventories, contingencies, and litigation. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     We recognize revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the American Institute of Certified Public Accountants’ (the “AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts. We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. We generally license and recognize revenue from our licensees under one or a combination of the following license models:

License revenue model	Revenue recognition
Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary.	Up-front revenue recognition based on SOP 97-2 criteria or EITF 00-21, as applicable.

     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues. We recognize revenues from product sales when the product is shipped, provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe system and provide an accrual for potential returns based on historical experience. No other general right of return is offered on our products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Our revenue recognition policies are significant because our revenues are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in greater or future operating losses.

     In 2003 we executed a series of agreements with Microsoft Corporation as described in Note 8 to our unaudited condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) into common stock in April 2004, we reduced the long-term customer advance from Microsoft to the minimum obligation we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

     In December 2004 we issued convertible debt and warrants to purchase common stock. We executed a series of agreements as described in Note 6 to our unaudited condensed consolidated financials statements that provide for the issuance of 5% Senior Subordinated Convertible Debentures (“5% Convertible Debenture”), and warrants, and that grant certain registration rights to the holders of the 5% Convertible Debentures (“Registration Rights”). We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures have been recorded as long-term debt.

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

     We have acquired patents and other intangibles. Our business acquisitions typically result in goodwill and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our goodwill and other intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2005, we capitalized external costs associated with patents and trademarks of $245,000, and our amortization expense for the same period, for those capitalized costs, was $52,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Overview

     We achieved an 8% increase in revenue during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Increased royalty and license revenue, and increased product sales, most notably gaming royalty and license revenue and medical product revenues, contributed to the three-month year-over-year growth. Investments made in the sales and marketing area continue to contribute to our ability to penetrate new and existing markets and build greater market acceptance for our touch technologies. We incurred a net loss for the three months ended March 31, 2005 of $3.1 million, a decrease of 49% from our $6.2 million net loss for the three months ended March 31, 2004. The decrease in the net loss was primarily due to a decrease in litigation expenses incurred during the first three months of 2005 compared to the first three months of 2004, primarily related to our patent infringement litigation against Sony Computer Entertainment.

     As of March 31, 2005, our cash and cash equivalents were $26.9 million. During the fourth quarter of 2004, we raised $20 million to fund longer-term growth opportunities and protect and defend our intellectual property. In addition, in February 2005, Sony Computer Entertainment made a payment of approximately $7.0 million to us pursuant to Court’s orders of January 10, 2005 and February 9, 2005.

     During the remainder of 2005, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We have taken measures to control our operating expenses including a reduction in force of approximately 10% in early 2005 and we expect litigation expenses to continue to decrease in 2005 as compared to 2004.

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

	March 31,
REVENUES	2005	2004	Change
	($ In thousands)
Three months ended:

Royalty and license	$2,471	$1,831	35%
Product sales	2,695	2,444	10%
Development contracts and other	606	1,080	(44)%

Total Revenue	$5,772	$5,355	8%

Three Months ended March 31, 2005 compared to three months ended March 31, 2004

     Total Revenue. Our total revenue for the first three months of fiscal 2005 increased by $417,000 or 8% from the first three months of fiscal 2004.

     Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2005 was $2.5 million, an increase of $640,000 or 35% from the three months ended March 31, 2004. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $674,000, offset by a decrease in medical license fees of $28,000, and a decrease in automotive royalties of $16,000. The increase in gaming royalties was mainly due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, and the addition of new licensees. In the console peripheral business, many of our third-party licensees from whom we earn per unit royalties enjoyed the benefits of new premium product introductions and significant market share growth in the first three months of 2005 at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. Next-generation consoles are expected to be introduced in late 2005 and early 2006 and hence, we expect, third-party royalties will likely decline once new consoles are introduced and market share shifts back to first-party peripheral makers. In the PC gaming peripheral business, the overall industry again declined but this decline was more than offset by the aforementioned gains in the console peripheral business. The decrease in royalty and license revenue from our medical licensees was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic.

     Product sales. Product sales for the three months ended March 31, 2005 were $2.7 million, an increase of $251,000 or 10% as compared to the three months ended March 31, 2004. The increase in product sales was primarily due to increased medical product sales of $591,000, mainly due to increased sales of our endovascular and CathSim simulator platforms. This was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions. Additionally, as the market acceptance of medical simulation has increased, we have transformed our model for our medical business into one that emphasizes product development and product sales as opposed to development contracts. Offsetting this was a decrease in product sales from 3D and professional products for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 by $289,000, primarily due to decreased sales of our CyberGlove® and CyberTouch™, force feedback electronics for arcade gaming, and SoftMouse products.

     Development contract and other revenue. Development contract and other revenue is comprised of revenue on commercial and government contracts. Development contract and other revenue was $606,000, a decrease of $474,000 or 44% during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. Both government and commercial contract revenues decreased. The decrease in government contract revenue was primarily due to a reduced number of government grants awarded, as well as a decrease in the work performed against our current government contracts. Commercial contracts decreased in both the medical and automotive markets due to a focus on medical product shipments and the timing of signing new automotive contracts. In an effort to increase medical product sales, we have transitioned our medical engineering resources away from government grants and certain commercial development contract efforts to focus on product development to leverage existing sales and channel distribution capabilities.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of fiscal 2005, revenue generated in North America, Europe, Far East, and Rest of the World represented 78%, 14%, 5%, and 3%, respectively, compared to 69%, 19%, 11%, and 1%, respectively, for the first three months of fiscal 2004. The shift in revenues among regions was mainly due to an increase in medical product sales as well as gaming royalties from customers in North America offset by decreased medical development contract revenue from customers, the timing of signing new automotive contracts in the Far East, and decreased product and royalty revenue in Europe.

	March 31,
COST OF PRODUCT SALES	2005	2004	Change
	($ In thousands)
Three months ended:
Cost of product sales	$1,389	$1,221	14%
% of total product revenue	52%	50%

     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales were $1.4 million, an increase of $168,000 or 14% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This increase was primarily due to increased product sales, increased cost of freight to customers, and increased write offs for excess and obsolete inventory offset by decreased price and cost variances and decreased overhead costs. Product sales increased by 10% during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 which resulted in an increase in direct material and labor costs of $182,000 for the period. Increased freight to customers and increased write offs for excess and obsolete inventory offset by decreased price and cost variances and decreased overhead costs made up the remainder of the difference.

	March 31,
OPERATING EXPENSES AND OTHER	2005	2004	Change
	($ In thousands)
Three months ended:

Sales and marketing	$2,819	$2,462	15%
% of total revenue	49%	46%

Research and development	$1,507	$1,889	(20)%
% of total revenue	26%	35%

General and administrative	$2,286	$4,878	(53)%
% of total revenue	40%	91%

Amortization of intangibles and deferred stock compensation	$369	$513	(28)%
% of total revenue	6%	10%

Restructuring Costs	$185	$—	—
% of total revenue	3%	—%

     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $2.8 million, an increase of $357,000 or 15% in the first three months of fiscal 2005 compared to the comparable period in 2004. The increase was primarily due to the expansion of our sales and marketing team and investment in initiatives focusing on medical and mobile phone market opportunities and increased bad debt expense in sales offset by decreased professional consulting. The increase included additional headcount and related compensation, benefits, and overhead of $378,000, increased travel of $67,000 to support the sales and marketing efforts noted above, an increase in bad debt expense of $133,000, an increase in office expenses of $52,000, and an increase in advertising expenses of $28,000 offset by a reduction in consulting and license fees of $295,000. We continue to invest in our sales and marketing teams to capitalize on our leading technology and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technologies. We hired a number of new sales and marketing employees and anticipate increased compensation expense related to these recent hires in the future. We anticipate increased and continued investment in sales and marketing in future periods to exploit market opportunities for our technology.

     Research and Development. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $1.5 million, a decrease of $382,000 or 20% in the first three months of fiscal 2005 compared to the same period in 2004. The decrease was mainly due to reduced focus on performing development contract work, leading to a reduction in headcount and related compensation, benefits, and overhead of $308,000, a reduction in professional consulting expense of $39,000, decreased travel of $20,000 and a decrease in prototyping expenses of $12,000. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.

     General and Administrative. Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $2.3 million, a decrease of $2.6 million or 53% in the first three months of fiscal 2005 compared to the same period in 2004. The decrease was primarily attributable to a decrease in legal, professional, and license fee expense of $2.5 million, mostly related to the litigation against Sony Computer Entertainment, and decreased compensation, benefits, and overhead of $73,000 . Although we expect our litigation costs to continue to decrease in 2005, we expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with an expected appeal and other motions made by Sony Computer Entertainment, and costs related to litigation against other parties as we defend our intellectual property. Costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.

     Amortization of Intangibles and Deferred Stock Compensation. Our amortization of intangibles and deferred stock compensation is comprised primarily of patent amortization, other intangible amortization, and deferred stock compensation. Amortization of intangibles and deferred stock compensation was $369,000 a decrease of $144,000 or 28% in the first three months of fiscal 2005 compared to the same period in 2004. The decrease was attributable to a decrease in deferred stock compensation expense of $119,000 due to the expiration of certain option vesting periods and a decrease in intangible amortization of $25,000 as some intangible assets reached full amortization. Beginning January 2006, we will be accounting for share based payments, including stock issued under our employee stock option plans and employee share purchase plans as compensation expense under SFAS 123R.

     Restructuring Costs. Restructuring costs were $185,000 for the three months ended March 31, 2005. No costs were incurred in the three months ended March 31, 2004. The costs consisted of severance benefits paid as a result of a reduction in force in the first three months of 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.

     Interest and Other Income. Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income increased by $70,000 in the first three months of fiscal 2005 compared to the same period in 2004 as a result of increased cash and cash equivalents for the period compared to the comparable period of 2004, primarily due to $20.0 million received in December 2004 from the sale of 5% Convertible Debentures. Interest income earned on the payment of approximately $7.0 million from Sony Computer Entertainment in February 2005 has been included in deferred revenue.

     Interest Expense. Interest expense consists primarily of interest and accretion expense on notes payable, capital leases, and convertible debentures. Interest expense increased by $397,000 in the first three months of fiscal 2005 compared to the same period in 2004 primarily due to interest and accretion expense on our 5% Convertible Debentures sold in December 2004. We expect interest expense to continue to increase in 2005 due to interest expense and accretion related to our 5% Convertible Debentures.

     Other Expense. Other expense consists primarily of accretion and dividend expense on preferred stock. Interest and other expense decreased by $602,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The reduction in other expense was mainly attributable to elimination of accretion of $500,000 in payments which may be due to Microsoft and dividend expense on our Series A Preferred Stock of $99,000, as further discussed in Note 8 to the unaudited condensed consolidated financial statements.

     Provision for Income Taxes. For the three months ended March 31, 2005, we recorded a provision for income taxes of $65,000 on a pre-tax loss of $3.1 million, yielding an effective tax rate of (2.1)%. The provision for income tax was based on federal alternative minimum income tax payable on taxable income. Although we incurred a pre-tax loss of $3.1 million, sums received from Sony Computer Entertainment included in long term deferred revenue, approximating $7 million in the first three months of 2005, are taxable, thus giving rise to an overall taxable profit. For the three months ended March 31, 2004, we recorded no provision for income taxes on a pre-tax loss of $6.2 million yielding an effective tax rate of 0%.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$3,650	$3,403
Immersion Medical	2,218	1,995
Intersegment eliminations	(96)	(43)

Total	$5,772	$5,355

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(2,384)	$(5,478)
Immersion Medical	(707)	(713)
Intersegment eliminations	(42)	23

Total	$(3,133)	$(6,168)

     Immersion Computing, Entertainment, and Industrial segment. Revenues from the Immersion Computing, Entertainment, and Industrial segment were $3.7 million, an increase of $247,000 or 7% in the first three months of fiscal 2005 compared to the same period in 2004. Royalty and license revenues increased by $667,000, mainly due to increased royalties from our licensees that sell console and PC gaming peripheral products; product sales decreased by $298,000, mainly due to decreased sales of our CyberGlove and CyberTouch, force feedback electronics for arcade gaming, and SoftMouse products; and development contract revenues decreased by $122,000, primarily due to reduced government contracts and the timing of signing new automotive contracts. Net loss for the three months ended March 31, 2005 was $2.4 million, a decrease of $3.1 million or 56% compared to the same period in 2004. The decrease was primarily due to reduced operating expenses of $2.5 million, increased gross margins of $350,000 primarily due to increased revenues, and reduced non-operating expenses of $205,000. The decreases in operating expenses were mainly due to decreased general and administrative expenses, primarily decreased litigation costs associated with our litigation against Sony Computer Entertainment, and decreased amortization of intangibles and deferred stock compensation offset by increased sales and marketing expenses.

     Immersion Medical segment. Revenues from Immersion Medical were $2.2 million, an increase of $223,000, or 11%, for the first three months of fiscal 2005 compared to the same period in 2004. The increase was primarily due to an increase of $591,000 in product sales offset by a decrease of $353,000 in development contract revenue. Product sales increased primarily due to increased sales in our endovascular and CathSim simulator platforms. Net loss for the three months ended March 31, 2005 was $707,000, a decrease of $6,000 or 1% compared to the same period in 2004. The decrease was mainly due to decreased research and development expenses of $329,000, offset by increased sales and marketing expenses of $142,000 and increased restructuring costs of $126,000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value with unrealized gains and losses reported as a component of accumulated other comprehensive loss within stockholders’ deficit.

     At March 31, 2005 our cash and cash equivalents totaled $26.9 million, up $1.4 million from $25.5 million at December 31, 2004.

     During 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit, and an investment in our new Series A Preferred Stock. As a result of these agreements, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for approximately $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of preferred stock for $2.745 per share, or an aggregate purchase price of $6.0 million. The preferred stock accrued cumulative dividends at a rate of 7% per year, payable in cash or additional shares of preferred stock and could have been redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. On April 2, 2004, Microsoft Corporation elected to convert all 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock. In addition, and at our discretion, we may require Microsoft to buy up to $6.0 million of our 7% Senior Redeemable Convertible Debentures, at a rate of $2.0 million per annum for the three years ending July 2007. No debentures have been sold to date.

     In December 2004, we issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common shares or previously paid in cash. Commencing on the date the 5% Convertible Debentures were issued, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into shares of our common shares at a price of $7.0265 per common share.

     Net cash provided by operating activities during the three months ended March 31, 2005 was $635,000, a change of $3.8 million from the $3.2 million used during the three months ended March 31, 2004. Cash used in operations during the three months ended March 31, 2005 was comprised primarily of a $3.1 million net loss offset by noncash charges and credits of $737,000, including $217,000 in depreciation, $369,000 in amortization of intangibles and deferred stock compensation, and $160,000 in accreted interest expense on our 5% Convertible Debenture. Cash used in operations during the three months ended March 31, 2005 was also impacted by a decrease of $129,000 due to a change in inventories, a decrease of $388,000 due to a change in prepaid expenses and other current assets, a decrease of $2.8 million due to a change in accounts payable mainly due to the timing of payments to vendors, and a decrease of $202,000 due to a change in accrued compensation and other current liabilities. These decreases were offset by an increase in deferred revenue and customer advances of $6.5 million, mainly due to the payment of approximately $7.0 million from Sony Computer Entertainment.

     Net cash used in investing activities during the three months ended March 31, 2005 was $352,000, compared to the $624,000 used in investing activities during three months ended March 31, 2004, a decrease of $272,000. Net cash used in investing activities during the period consisted of a $246,000 increase in other assets, primarily due to capitalization of external patent filing and application costs and $106,000 used to purchase capital equipment.

     Net cash provided by financing activities during three months ended March 31, 2005 was $1.1 million compared to $888,000 provided during three months ended March 31, 2004, or a $229,000 increase from the prior year. Net cash provided by financing activities for the period consisted of issuances of common stock and exercises of stock options in the amount of $1.2 million, offset by an increase in issuance costs of the 5% Convertible Debentures of $94,000.

     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. We have taken measures to control our costs and will continue to monitor these efforts. Although we will incur additional expenses associated with post-trial motions and an appeal process regarding our litigation against Sony Computer Entertainment, we expect our legal costs to continue to decrease during 2005 as a result of completion of the trial phase of the litigation. We anticipate that capital expenditures for the year ended December 31, 2005 will total approximately $500,000 in connection with anticipated upgrades to operations and infrastructure. If we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. This could result in substantial dilution to our stockholders. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

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

     In connection with our series of agreements with Microsoft executed in July 2003, we are obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation (see Note 8 to the unaudited condensed consolidated financial statements).

     With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (“Put Option”). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The conversion price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable conversion price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The conversion price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.

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

     SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006 and requires the use of the Modified Prospective Application Method. Under this method SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, we may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123.

     We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 of the consolidated financial statements. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described above) chosen for adopting SFAS No. 123R.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAD AN ACCUMULATED DEFICIT OF $117 MILLION AS OF MARCH 31, 2005, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

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

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,899,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft.

     On August 16, 2004, the trial against the Sony Computer Entertainment Defendants commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On January 10, 2005, the Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. The Court denied Sony Computer Entertainment’s request that payment be made to an escrow instead of directly to Immersion.

     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. Thereafter, Sony filed a motion with the Federal Circuit to stay payment of the compulsory license until the appeal is decided. On April 7, 2005, the Federal Circuit denied Sony’s motion to stay on procedural grounds. Immersion also moved to dismiss Sony’s appeal on the grounds that a separate appeal from the January 10, 2005 and February 10, 2005 orders after entry of judgment was not proper. The Federal Circuit has not yet decided this motion, and no date has been set yet for a hearing on Sony’s appeal of the January 10, 2005 and February 10, 2005 orders should it proceed. On February 14, 2005, Sony Computer Entertainment made a payment to Immersion pursuant to the Court’s orders. Although Immersion has received the payment, we may be required to return this and any future payments based on the outcome of an appeals process.

     On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of Immersion. On March 24, 2005, Judge Wilken also entered judgment in Immersion’s favor and awarded Immersion $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Immersion was also awarded its court costs. Court costs do not include attorney’s fees.

     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony also encompassed Sony’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

     Sony Computer Entertainment also has filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. These motions are currently set for hearing on May 13, 2005. We expect that when these motions are resolved, Sony will appeal the judgment to the United

States Court of Appeals for the Federal Circuit. On April 27, 2005 the Court granted Sony’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. Sony’s motion for a stay pending appeal of the judgment without any security, or with an alternate form of security, remains pending.

     We expect that Sony Computer Entertainment will appeal the judgment that is entered based on the jury verdict to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals would decide an appeal. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

     In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8 to our unaudited condensed consolidated financial statements. If Sony Computer Entertainment ultimately were successful on further post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.

     On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims. ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005.

     Immersion Corporation vs. Electro Source LLC

     On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican Accessories brand. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorney’s fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.

     On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled trial to begin June 5, 2006. The parties are in the process of conducting discovery. We intend to vigorously pursue our claims against Electro Source.

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

     These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock based awards, acquisitions of technologies, or businesses;

•	the timing of introductions of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.

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

     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulty in signing up new gaming licensees, as well as losing our existing gaming licensees, if we are not successful in the litigation with Sony Computer Entertainment;

•	difficulties in convincing car companies to sign a license agreement with us when they will need to purchase components from one of their vendors who may or may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products; and

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and automobiles.

     A majority of our current royalty revenue has been derived from the licensing of our portfolio of touch-enabling technologies for video game console and personal computer gaming peripherals, such as gamepads, joysticks, and steering wheels. Though substantially smaller than the market for dedicated gaming console peripherals, the market for gamepads, joysticks, and steering wheels for use with personal computers is declining and is characterized by declining average selling prices. If the console peripheral market also experiences declines in sales and selling prices, we may not achieve royalty revenue growth.

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

     For the three months ended March 31, 2005 and 2004, we derived 19% and 17%, respectively, of our total revenue from Medtronic. If our royalty and license revenue from or our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our recent agreements with Medtronic, we are required to refund monies that Medtronic has advanced to us under certain circumstances. If we are required to refund monies to Medtronic, our business and operations may suffer.

LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.

     Logitech has in the past and may in the future account for a significant portion of our revenue. For the three months ended March 31, 2005 and 2004, we derived from Logitech 15% and 9%, respectively, of our total revenue. We expect that Logitech will continue to account for a significant portion of our total revenue. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.

IF WE FAIL TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES, OUR FINANCIAL CONDITION AND OPERATIONS MAY SUFFER.

     Our medical simulation products, such as our Endovascular AccuTouch ® System, our Hysteorscopy AccuTouch System, and our Laparoscopy AccuTouch System, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. Any failure to increase sales of our medical simulation products will harm our business.

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

     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2005 and 2004, 43% and 34%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.

     Peak demand for products that incorporate our technologies, especially in the computer and console gaming peripherals market, typically occurs in the third and fourth calendar quarters as a result of increased demand during the year-end holiday season. If our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.

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

COMPETITION IN THE MOBILITY MARKET MAY INCREASE OUR COSTS AND REDUCE OUR REVENUE.

     If the mobility market develops as we anticipate, we believe that we will face a greater number of competitors. These potential competitors may have significantly greater financial and technical resources than we do, and the costs associated with competing with such potential competitors could be significant. Additionally, increased competition may result in the reduction of our market share and/or cause us to reduce our prices, which may result in a decline in our revenue.

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

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

     If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business and stock price.

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

     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006, to consider final approval of the settlement.

IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.

     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of March 31, 2005, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

     As of March 31, 2005, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into our common shares at a price of $7.0265 per common share, the conversion price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture, the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. Commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the conversion price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

     Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for 10-Q.

     There were no changes to internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006, to consider final approval of the settlement.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,899,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.

     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft.

     On August 16, 2004, the trial against the Sony Computer Entertainment Defendants commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On January 10, 2005, the Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. The Court denied Sony Computer Entertainment’s request that payment be made to an escrow instead of directly to Immersion.

     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. Thereafter, Sony filed a motion with the Federal Circuit to stay payment of the compulsory license until the appeal is decided. On April 7, 2005, the Federal Circuit denied Sony’s motion to stay on procedural grounds. Immersion also moved to dismiss Sony’s appeal on the grounds that a separate appeal from the January 10, 2005 and February 10, 2005 orders after entry of judgment was not proper. The Federal Circuit has not yet decided this motion, and no date has been set yet for a hearing on Sony’s appeal of the January 10, 2005 and February 10, 2005 orders should it proceed. On February 14, 2005, Sony Computer Entertainment made a payment to Immersion pursuant to the Court’s orders. Although Immersion has received the payment, we may be required to return this and any future payments based on the outcome of an appeals process.

     On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of Immersion. On March 24, 2005, Judge Wilken also entered judgment in Immersion’s favor and awarded Immersion $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Immersion was also awarded its court costs. Court costs do not include attorney’s fees.

     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony also encompassed Sony’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

     Sony Computer Entertainment also has filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. These motions are currently set for hearing on May 13, 2005. We expect that when these motions are resolved, Sony will appeal the judgment to the United States Court of Appeals for the Federal Circuit. On April 27, 2005 the Court granted Sony’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. Sony’s motion for a stay pending appeal of the judgment without any security, or with an alternate form of security, remains pending.

     We expect that Sony Computer Entertainment will appeal the judgment that is entered based on the jury verdict to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals would decide an appeal. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

     In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8 to our unaudited condensed consolidated financial statements. If Sony Computer Entertainment ultimately were successful on further post-trial motions or on appeal, the assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees. We currently believe it is unlikely that our patents will be deemed invalid and/or unenforceable in connection with the post-trial motions or appeal by Sony Computer Entertainment. We cannot at this time estimate the amount of a possible loss associated with the possible impairment, if any, of these assets nor can we forecast the amount of any future revenue streams that may be affected.

     On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contain similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims. ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005.

     Immersion Corporation vs. Electro Source LLC

     On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican Accessories brand. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorney’s fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.

     On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled trial to begin June 5, 2006. The parties are in the process of conducting discovery. We intend to vigorously pursue our claims against Electro Source.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005

IMMERSION CORPORATION

By	/s/	STEPHEN AMBLER

Stephen Ambler
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description	.
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.