Form 10-Q
period 2005-06-30
IMMERSION CORP
filed 2005-08-11
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Number of shares of common stock outstanding at August 5, 2005: 24,136,289

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,422	$25,538
Accounts receivable (net of allowances for doubtful accounts of: June 30, 2005, $264 and December 31, 2004, $159)	5,291	5,435
Inventories	2,608	1,805
Prepaid expenses and other current assets	1,312	1,280

Total current assets	38,633	34,058
Property and equipment, net	1,088	1,174
Intangibles and other assets, net	6,743	7,018

Total assets	$46,464	$42,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,049	$4,038
Accrued compensation	1,200	1,499
Other current liabilities	2,246	2,002
Deferred revenue and customer advances	4,475	3,420
Current portion of long-term debt	10	10
Current portion of capital lease obligation	—	1

Total current liabilities	8,980	10,970
Long-term debt, less current portion	17,161	16,917
Long-term deferred revenue, less current portion	15,889	5,154
Long-term customer advance from Microsoft (Note 8)	15,000	15,000
Other long-term liabilities	—	176

Total liabilities	57,030	48,217

Contingencies (Note 14)
Stockholders’ deficit:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: June 30, 2005, 24,106,802 and December 31, 2004, 23,526,067	105,393	104,027
Warrants	3,686	3,686
Deferred stock compensation	—	(2)
Accumulated other comprehensive income	54	59
Accumulated deficit	(119,699)	(113,737)

Total stockholders’ deficit	(10,566)	(5,967)

Total liabilities and stockholders’ deficit	$46,464	$42,250

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Royalty and license	$2,329	$1,899	$4,800	$3,730
Product sales	3,257	2,879	5,952	5,323
Development contracts and other	660	736	1,266	1,816

Total revenues	6,246	5,514	12,018	10,869

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,663	1,540	3,052	2,761
Sales and marketing	3,078	2,826	5,897	5,288
Research and development	1,528	2,079	3,037	4,089
General and administrative	2,198	3,589	4,484	8,467
Amortization of intangibles	369	356	736	748
Restructuring costs	—	—	185	—

Total costs and expenses	8,836	10,390	17,391	21,353

Operating loss	(2,590)	(4,876)	(5,373)	(10,484)

Interest and other income	126	39	242	85
Interest expense	(332)	(1)	(730)	(2)
Other expense	—	(8)	(3)	(613)

Loss before provision for income taxes	(2,796)	(4,846)	(5,864)	(11,014)
Provision for income taxes	(33)	—	(98)	—

Net loss	$(2,829)	$(4,846)	$(5,962)	$(11,014)

Basic and diluted net loss per share	$(0.12)	$(0.21)	$(0.25)	$(0.50)

Shares used in calculating basic and diluted net loss per share	24,050	23,198	23,858	21,994

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,962)	$(11,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	414	426
Amortization of intangibles	736	748
Amortization of deferred stock compensation	2	123
Interest expense — accretion on 5% Convertible Debenture (Note 6)	318	—
Interest and other expense — Microsoft (Note 8)	—	598
Fair value adjustment of Put Option and Registration Rights	(87)	—
Loss on disposal of equipment	2	3
Changes in operating assets and liabilities:
Accounts receivable	143	2,194
Inventories	(803)	(143)
Prepaid expenses and other current assets	(33)	408
Accounts payable	(2,892)	1,088
Accrued compensation and other current liabilities	(54)	(235)
Deferred revenue and customer advances	11,701	2,705

Net cash provided by (used in) operating activities	3,485	(3,099)

Cash flows used in investing activities:
Intangibles and other assets	(461)	(1,019)
Purchases of property and equipment	(331)	(276)

Net cash used in investing activities	(792)	(1,295)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	116	66
Exercise of stock options	1,250	1,202
Increase in issuance cost of 5% Convertible Debenture (Note 6)	(68)	—
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 8)	—	(212)
Payments on notes payable and capital leases	(6)	(18)

Net cash provided by financing activities	1,292	1,038

Effect of exchange rates on cash and cash equivalents	(101)	(168)

Net increase (decrease) in cash and cash equivalents	3,884	(3,524)
Cash and cash equivalents:
Beginning of the period	25,538	21,738

End of the period	$29,422	$18,214

Supplemental disclosure of cash flow information:
Cash paid for taxes	$35	$160

Cash paid for interest	$526	$2

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
     Description of Business - Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that let users interact with digital devices using their sense of touch.
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
     The results of operations for the interim periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     Reclassifications - Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders’ deficit.
     Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist.
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

     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from the Company’s licensees has caused any material adjustment to period revenues. The Company recognizes revenues from product sales when the product is shipped, provided that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to twenty-four months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe ® product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. No other general right of return is offered on its products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. The Company’s revenue recognition policies are significant because the Company’s revenues are a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.
     At June 30, 2005, the Company had no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.
     Stock-Based Compensation - The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 ‘‘Accounting for Stock-Based Compensation.’’ Pro forma disclosures required under SFAS No. 123 as if the Company had adopted the fair value based method of accounting for stock options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss — as reported	$(2,829)	$(4,846)	$(5,962)	$(11,014)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	2	2	123
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,413)	(1,882)	(2,621)	(3,655)

Net loss — pro forma	$(4,242)	$(6,726)	$(8,581)	$(14,546)

Basic and diluted loss per share — as reported	$(0.12)	$(0.21)	$(0.25)	$(0.50)

Basic and diluted loss per share — pro forma	$(0.18)	$(0.29)	$(0.36)	$(0.66)

     Recent Accounting Pronouncements - The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
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
2. INVENTORIES

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and subassemblies	$2,259	$1,555

Work in process	18	8

Finished goods	331	242

Total	$2,608	$1,805

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2005	2004
	(In thousands)
Computer equipment and purchased software	$2,504	$2,395
Machinery and equipment	2,307	2,132
Furniture and fixtures	1,363	1,337
Leasehold improvements	693	692

Total	6,867	6,556
Less accumulated depreciation	(5,779)	(5,382)

Property and equipment, net	$1,088	$1,174

4. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2005	2004
	(In thousands)
Patents and technology	$10,914	$10,453
Other intangibles	5,748	5,748
Other assets	83	83

Gross intangibles and other assets	16,745	16,284
Accumulated amortization of patents and technology	(4,368)	(3,973)
Accumulated amortization of other intangibles	(5,634)	(5,293)

Intangibles and other assets, net	$6,743	$7,018

     The estimated annual amortization expense for intangible assets as of June 30, 2005 is $1.6 million in 2005, $1.2 million in 2006, $1.1 million in 2007, $669,000 in 2008, $572,000 in 2009, and $2.3 million in total for all years thereafter.
5.	COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2005	2004
	(In thousands)
Accrued legal	$423	$489
Other current liabilities	1,823	1,513

Total other current liabilities	$2,246	$2,002

Deferred revenue	$4,436	$3,381
Customer advances	39	39

Total current deferred revenue and customer advances	$4,475	$3,420

6. LONG-TERM DEBT
     The components of long-term debt are as follows:

	June 30,	December 31,
	2005	2004
	(In thousands)
5% Senior Subordinated Convertible Debenture	$17,161	$16,911
Other	10	16

Total	17,171	16,927
Current portion	(10)	(10)

Total long-term debt	$17,161	$16,917

     5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”). On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Commencing on December 23, 2004, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest is payable on the last day of each calendar quarter, commencing on March 31, 2005. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the “Put Option.” The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.
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
     Registration Rights. On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures, and the shares of common stock issuable upon conversion of the debentures, was declared effective by the SEC. The Company expects to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
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
     Annual maturities of long-term debt at June 30, 2005 are as follows (in thousands):

2005	$5
2006	5
2007	—
2008	—
2009	20,000

Total	$20,010

7. LONG-TERM DEFERRED REVENUE
     At June 30, 2005, long-term deferred revenue included payments of approximately $10.8 million of compulsory license fees and interest from Sony Computer Entertainment Inc. and Sony Computer Entertainment of America Inc. (collectively, “Sony Computer Entertainment”), pursuant to Court rulings on January 10 and February 9, 2005. Due to the contingent nature of the court-order payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses.
8. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT
     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell debentures of $9.0 million to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48-month period.
     Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, and (ii) any funds received from Microsoft under the 7% Debentures. As discussed in Note 14, regarding the Sony Computer Entertainment litigation, the Court entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages and pre-judgment interest in the amount of $8.7 million. On June 16, 2005, Sony Computer Entertainment filed its notice of appeal of the judgment based upon the jury verdict; the Company intends to vigorously pursue its claims against Sony Computer Entertainment.
     On April 2, 2004, Microsoft elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock pursuant to Section 5 (c) of the Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. This conversion eliminated certain obligations, such as the mandatory redemption buy-back provision, the obligation to make dividend payments, and certain operational limitations.
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
     The $26.0 million received from Microsoft, as described above, plus an additional $1.4 million related to accretion and cumulative dividends, had been reflected as a liability in the financial statements as of March 31, 2004. Upon Microsoft’s election to convert its shares of the Company’s Series A Preferred Stock into common stock in April 2004, the Company reduced the long-term customer advance from Microsoft to the minimum $15.0 million obligation the Company would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration of $12.4 million was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.
9. RESTRUCTURING COSTS
     The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” Restructuring costs of $185,000 incurred in the six months ended June 30, 2005 consisted of severance benefits paid as a result of a reduction in workforce. There were no restructuring costs incurred in the three months ended June 30, 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.
     Restructuring costs for the six months ended June 30, 2005 were as follows (in thousands):

Six Months Ended
June 30, 2005
Restructuring
	Restructuring	costs expensed	Restructuring	Restructuring
	costs unpaid as	in the six	costs paid	costs unpaid as
	of December	months ended	through	of
	31, 2004	June 30, 2005	June 30, 2005	June 30, 2005
Nature of Restructuring Costs:
Reduction in Force	$—	$185,000	$185,000	$—

10. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,829)	$(4,846)	$(5,962)	$(11,014)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,050	23,198	23,858	21,994

Net loss per share, basic and diluted	$(0.12)	$(0.21)	$(0.25)	$(0.50)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,
	2005	2004
Outstanding stock options	7,648,175	8,141,049
Warrants	778,494	351,543
5% Senior Subordinated Convertible Debentures	2,846,363	—
11. INCOME TAXES
     For the three months and six months ended June 30, 2005, the Company recorded provisions for income taxes of $33,000 and $98,000, respectively, yielding effective tax rates of (1.2)% and (1.7)%, respectively. The provision for income tax was based on federal alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although the Company incurred a pre-tax loss, sums received from Sony Computer Entertainment included in long term deferred revenue, approximating $10.8 million in the first six months of 2005, created alternative minimum taxable income.
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
12. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(2,829)	$(4,846)	$(5,962)	$(11,014)
Foreign currency translation adjustment	(4)	(7)	(5)	(11)

Total comprehensive loss	$(2,833)	$(4,853)	$(5,967)	$(11,025)

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
     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$3,776	$3,161	$7,426	$6,564
Immersion Medical	2,536	2,374	4,754	4,369
Intersegment eliminations	(66)	(21)	(162)	(64)

Total	$6,246	$5,514	$12,018	$10,869

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(2,088)	$(3,901)	$(4,472)	$(9,379)
Immersion Medical	(855)	(966)	(1,562)	(1,679)
Intersegment eliminations	114	21	72	44

Total	$(2,829)	$(4,846)	$(5,962)	$(11,014)

     Included in net loss for the three months and six months ended June 30, 2005 are restructuring costs of $0 and $59,000, respectively for the Immersion Computing, Entertainment, and Industrial segment and $0 and $126,000, respectively for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

	June 30,	December 31,
	2005	2004
	(In thousands)
Total Assets:
Immersion Computing, Entertainment, and Industrial	$60,126	$55,145
Immersion Medical	7,446	5,989
Intersegment eliminations	(21,108)	(18,884)

Total	$46,464	$42,250

     Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.
     The Company operates primarily in the United States and in Canada where it operates through its wholly owned subsidiary, Immersion Canada Inc. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.
REVENUE BY PRODUCT LINES
     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:
Consumer, Computing, and Entertainment	$1,844	$1,243	$3,669	$2,461
3D and Professional Products	1,140	1,476	2,438	2,950
Automotive	576	336	908	854
Other	192	103	318	267

Subtotal Immersion Computing, Entertainment, and Industrial	3,752	3,158	7,333	6,532
Immersion Medical	2,494	2,356	4,685	4,337

Total	$6,246	$5,514	$12,018	$10,869

REVENUE BY REGION
     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
North America	65%	75%	71%	72%
Europe	23%	20%	19%	19%
Far East	3%	5%	4%	8%
Rest of the world	9%	0%	6%	1%

Total	100%	100%	100%	100%

     The Company derived 64% and 73% of its total revenues from the United States for the three months ended June 30, 2005 and 2004, respectively. The Company derived 13% and 9% of its total revenues from Germany for the three months ended June 30, 2005 and 2004, respectively. The Company derived 69% and 71% of its total revenues from the United States for the six months ended June 30, 2005 and 2004, respectively. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at June 30, 2005 and December 31, 2004.

SIGNIFICANT CUSTOMERS
     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Customer A	11%	10%	13%	*
Customer B	*	23%	12%	20%
Customer C	13%	*	*	*

Total	24%	33%	25%	20%

*	Revenue derived from customer represented less than 10% for the period.
     Of the significant customers noted above, Customer B accounted for 39% and 27% of the Company’s accounts receivable at June 30, 2005 and December 31, 2004, respectively.
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

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc., and Sony Computer Entertainment of America Inc.
     On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment Inc., and Sony Computer Entertainment of America Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.
     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and Immersion and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between Immersion and Microsoft.
     On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On January 10, 2005, the Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarified that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter.
     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. Thereafter, Sony Computer Entertainment filed a motion with the Federal Circuit to stay payment of the compulsory license until the appeal is decided. On April 7, 2005, the Federal Circuit denied Sony Computer Entertainment’s motion to stay on procedural grounds. Immersion also moved to dismiss Sony Computer Entertainment’s appeal on the grounds that a separate appeal from the January 10, 2005 and February 9, 2005 orders after entry of judgment was not proper. The Federal Circuit denied this motion on May 16, 2005 and stayed the appeal pending an appeal from a final judgment. On February 14, 2005 and May 16, 2005, Sony Computer Entertainment made payments to Immersion pursuant to the Court’s orders. Although Immersion has received the payments, the Company may be required to return them and any future payments based on the outcome of an appeals process.
     On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of Immersion. On March 24, 2005, Judge Wilken also entered judgment in Immersion’s favor and awarded Immersion $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Immersion was also awarded its court costs. Court costs do not include attorneys’ fees.
     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
     Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar request for reexamination of the ‘213 Patent. On July 6, 2005, Immersion filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. On July 29, 2005, Sony Computer Entertainment filed its opposition to the petition; Immersion filed a reply on August 5, 2005.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the United States Court of Appeals for the Federal Circuit. Sony Computer Entertainment’s Opening Brief is currently due August 22, 2005. The appeals of the January and February orders regarding the compulsory license have been consolidated with this appeal of the judgment. On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends Immersion concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. Immersion’s response is currently due on October 12, 2005. Immersion disputes and intends to vigorously defend itself against these allegations.
     Due to the inherent uncertainties of litigation, the Company cannot accurately predict how the Court of Appeals will decide the appeal. The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs incurred in connection with the litigation. The Company expenses litigation costs as incurred and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.
     In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 8. If Sony Computer Entertainment ultimately were successful on appeal or in the reexamination process, the judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
     On October 20, 2004, Internet Services LLC (“ISLLC”), an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims. ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC’s Opening Brief is also currently due August 22, 2005.
     Immersion Corporation vs. Electro Source LLC
     On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source LLC

(“Electro Source”) is a leading seller of video game peripherals under the Pelican name. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in the Company’s litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorneys’ fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.
     On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled the trial date. On April 7, 2005, the parties engaged in mediation but did not reach a settlement. On June 15, 2005, the Court rescheduled the trial date to October 10, 2006. The parties are in the process of conducting discovery. The Company intends to vigorously pursue its claims against Electro Source.
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
     See also Note 6 regarding contingencies relating to the 5% Convertible Debenture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Factors That May Affect Future Results, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.
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
     Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as common as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 500 issued or pending patents in the United States and other countries, covering various aspects of hardware and software technologies.
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
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:
     We recognize revenues in accordance with applicable accounting standards including SAB No. 104, “Revenue Recognition,” EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts. We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor specific objective evidence related to the value of the services does not exist. We generally license and recognize revenue from our licensees under one or a combination of the following license models:

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
     In 2003 we executed a series of agreements with Microsoft as described in Note 8 to our unaudited condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Preferred Stock into common stock in April 2004, we reduced the long-term customer advance from Microsoft to the minimum obligation we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration was transferred to common stock.
     In December 2004, we executed a series of agreements as described in Note 6 to our unaudited condensed consolidated financials statements that provide for the issuance of 5% Convertible Debenture, and warrants, and that grant certain registration rights to the holders of the 5% Convertible Debentures (“Registration Rights”). We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option - $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures have been recorded as long-term debt.
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
     We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our unaudited condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and six months ended June 30, 2005, we capitalized external costs associated with patents and trademarks of $216,000 and $461,000, respectively. Our amortization expense for the same periods for external legal and filing fees associated with patent and trademarks was $54,000 and $106,000, respectively.
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Overview
     We achieved a 13% increase in revenue during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 and an 11% increase in revenue for the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Increased gaming royalty and license revenue, and increased medical product sales contributed to the three-month and six-month year-over-year growth. Strong product sales by our current gaming licensees and signing new licensees have contributed to the increase in royalty and license revenues. The execution of our product sales strategy for medical training simulators resulted in a 53% increase in medical simulation product revenue during the second quarter of 2005 over the second quarter 2004. We continue to make progress in the mobility marketplace with the launch of the first three Samsung phones with our VibeTonz™ technology and the signing of license agreements with a major Korean operator and a major Korean handset maker.
     We incurred a net loss for the three months ended June 30, 2005 of $2.8 million, a decrease of 42% from our $4.8 million net loss for the three months ended June 30, 2004. The decrease in the net loss was primarily due to a decrease in litigation expenses, mainly related to our patent infringement litigation against Sony Computer Entertainment, an increase in gross margin due to increased revenue, and decreased research and development spending, offset in part by an increase in interest expense on our 5% Convertible Debentures. During 2004, we incurred significant expenses leading up to the trial phase of the litigation. On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the United States Court of Appeals for the Federal Circuit.
     As of June 30, 2005, our cash and cash equivalents were $29.4 million. During the fourth quarter of 2004, we raised $20.0 million to fund longer-term growth opportunities and protect and defend our intellectual property. In addition, during the six months ended June 30, 2005, Sony Computer Entertainment made payments of approximately $10.8 million to us pursuant to the Court’s orders of January 10, 2005 and February 9, 2005 for a compulsory license.
     During the remainder of 2005, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We have taken measures to control our operating expenses including a reduction in force of approximately 10% in the first quarter of fiscal 2005 and we expect litigation expenses to continue to decrease in 2005 as compared to 2004. Although we will focus on reducing operating expenses, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

	June 30,		Change
REVENUES	2005	2004
	($ In thousands)
Three months ended:

Royalty and license	$2,329	$1,899	23%
Product sales	3,257	2,879	13%
Development contracts and other	660	736	(10)%

Total Revenue	$6,246	$5,514	13%

Six months ended:

Royalty and license	$4,800	$3,730	29%
Product sales	5,952	5,323	12%
Development contracts and other	1,266	1,816	(30)%

Total Revenue	$12,018	$10,869	11%

  Three Months ended June 30, 2005 and 2004
     Total Revenue. Our total revenue for the second quarter of fiscal 2005 increased by $732,000 or 13% from the second quarter of fiscal 2004.
     Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended June 30, 2005 was $2.3 million, an increase of $430,000 or 23% from the three months ended June 30, 2004. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $646,000 and an increase in automotive royalties of $211,000, offset by a decrease in medical license fees of $440,000. The increase in gaming royalties was mainly due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, and royalties from recently signed licensees. In the console peripheral business, many of our third-party licensees from whom we earn per unit royalties enjoyed the benefits of strong sales of premium products and significant market share growth in the second quarter of 2005 at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. Next-generation consoles are expected to be introduced in late 2005 and early 2006 and hence, we expect third-party royalties will likely decline once new consoles are introduced and market share shifts back to first-party peripheral makers. In the PC gaming peripheral business, the overall industry again declined but this decline was more than offset by the aforementioned gains in the console peripheral business. Automotive royalties increased due to an increase in the number of vehicles manufactured with our technology incorporated in them. The decrease in royalty and license revenue from our medical licensees was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic as a result of reduced work during the period on a development agreement.

     Product sales. Product sales for the three months ended June 30, 2005 were $3.3 million, an increase of $378,000 or 13% as compared to the three months ended June 30, 2004. The increase in product sales was primarily due to increased medical product sales of $782,000, in particular, increased sales of our laparoscopic, endovascular, and vascular access simulator platforms. This increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions. Additionally, as the market acceptance of medical simulation has increased, we have transformed our model for our medical business into one that emphasizes product development and product sales as opposed to development contracts. Offsetting this increase was a decrease in product sales from 3D and professional products of $404,000. This decrease was primarily due to lower sales of our 3D products such as our CyberGlove® and CyberTouch™ devices due to the delay in upgrades to this product line and increased competition, and decreased sales of our force feedback electronics for arcade gaming due to the timing of product introductions by our customers.
     Development contract and other revenue. Development contract and other revenue is comprised of revenue from commercial and government contracts. Development contract and other revenue was $660,000, a decrease of $76,000 or 10% during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. Both government and commercial contract revenues decreased. The decrease in government contract revenue was primarily due to a reduced number of government grants awarded, as well as a decrease in the work performed under our current government contracts. Commercial contract revenue decreased in the medical market due to a focus on medical product sales, but was partially offset by an increase in development contracts in the industrial and automotive markets. In an effort to increase medical product sales, we have transitioned our medical engineering resources from government grants and certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four regions: North America, Europe, Far East, and Rest of the World. In the second quarter of fiscal 2005, revenue generated in North America, Europe, Far East, and Rest of the World represented 65%, 23%, 3%, and 9%, respectively, compared to 75%, 20%, 5%, and 0%, respectively, for the second quarter of fiscal 2004. The shift in revenues among regions was mainly due to a decrease in medical revenue from Medtronic as well as decreased product revenue from 3D and professional and industrial customers in North America offset by increased automotive royalties from Europe and medical product revenue from the Rest of the World.
  Six Months ended June 30, 2005 and 2004
     Total Revenue. Our total revenue for the first six months of fiscal 2005 increased by $1.1 million or 11% from the first six months of fiscal 2004.
     Royalty and license revenue. Royalty and license revenue for the six months ended June 30, 2005 increased by $1.1 million or 29% from the six months ended June 30, 2004. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $1.3 million and an increase in automotive royalties of $195,000, offset by a decrease in medical license fees of $467,000. Gaming royalties increased due to the strong console gaming peripheral sales of our licensees as well as signing new licensees during the period. Automotive royalties increased due to the increased number of vehicles manufactured with our technology incorporated in them. Medical licensee fees decreased due to decrease license revenue recognized on our license and development agreements with Medtronic as a result of reduced work performed on a development contract during the period.
     Product sales. Product sales for the six months ended June 30, 2005 increased by $629,000 or 12% as compared to the six months ended June 30, 2004. The increase in product sales was primarily due to increased medical product sales of $1.4 million, mainly due to increased sales of our laparoscopic, endovascular, and vascular access simulator platforms. Offsetting this was a decrease of $693,000 in product sales from 3D and professional products, primarily due to decreased sales of our 3D products such as our CyberGlove and CyberTouch devices due to the delay in upgrades to this product line and increased competition, and decreased sales of our force feedback electronics for arcade gaming due to the timing of product introductions by our customers.
     Development contract and other revenue. Development contract and other revenue decreased by $550,000 or 30% during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily due to decreases in both medical government and commercial development contract revenues. The decrease in medical development contract revenue was due to the transition of our medical engineering resources from government grants and certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.

     In the first six months of fiscal 2005, revenue generated in North America, Europe, Far East, and Rest of the World represented 71%, 19%, 4%, and 6%, respectively, compared to 72%, 19%, 8%, and 1%, respectively, for the first six months of fiscal 2004. The shift in revenues among regions was mainly due to the decrease of automotive contracts in the Far East offset by an increase in medical product revenue from the Rest of the World.

	June 30,		Change
COST OF PRODUCT SALES	2005	2004
	($ In thousands)
Three months ended:

Cost of product sales	$1,663	$1,540	8%
% of total product revenue	51%	53%

Six months ended:

Cost of product sales	$3,052	$2,761	11%
% of total product revenue	51%	52%
     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales were $1.7 million, an increase of $123,000 or 8% for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. This increase was primarily due to increased product sales, increased cost of freight to customers, and increased write offs for physical inventory adjustments, scrap, and obsolescence. Product sales increased by 13% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 which resulted in an increase in direct material and labor costs of $29,000 and contributed to increased freight to customers of $41,000 for the period. The increase also included increased write offs for physical inventory adjustments, scrap, and obsolescence of $49,000.
     Cost of product sales increased by $291,000 or 11% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This increase was primarily due to increased product sales, increased cost of freight to customers, and increased write offs for excess and obsolete inventory and physical inventory adjustments offset in part by decreased price and cost variances and lower overhead costs. Product sales increased by 12% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 which resulted in an increase in direct material and labor costs of $210,000 and contributed to increased freight to customers of $73,000 for the period. The remainder of the increase in cost of product sales was attributable to increased write offs for excess and obsolete inventory and increased physical inventory adjustments offset in part by decreased price and cost variances and lower overhead costs.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2005	2004
	($ In thousands)
Three months ended:

Sales and marketing	$3,078	$2,826	9%
% of total revenue	49%	51%

Research and development	$1,528	$2,079	(27)%
% of total revenue	24%	38%

General and administrative	$2,198	$3,589	(39)%
% of total revenue	35%	65%

Amortization of intangibles	$369	$356	4%
% of total revenue	6%	6%

Six months ended:

Sales and marketing	$5,897	$5,288	12%
% of total revenue	49%	49%

Research and development	$3,037	$4,089	(26)%
% of total revenue	25%	38%

General and administrative	$4,484	$8,467	(47)%
% of total revenue	37%	78%

Amortization of intangibles	$736	$748	(2)%
% of total revenue	6%	7%

Restructuring Costs	$185	$—	—
% of total revenue	2%	—%
     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $3.1 million, an increase of $252,000 or 9% in the second quarter of fiscal 2005 compared to the comparable period in 2004. The increase was primarily due to investment in initiatives focusing on medical and mobile phone market opportunities including increased travel of $131,000, increased shows and exhibit costs of $92,000, and increased consulting fees of $34,000. We continue to invest in sales and marketing efforts to capitalize on our leading technology and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technologies. We anticipate sales and marketing costs will increase in absolute dollars in future periods as we increase our investment in sales and marketing to exploit market opportunities for our technology.
     Sales and marketing expenses increased by $609,000 or 12% in the first six months of fiscal 2005 compared to the comparable period in 2004. The increase was mainly the result of increased compensation, benefits, and overhead of $340,000, increased travel of $198,000, an increase in bad debt expense of $136,000, an increase in office expenses of $94,000, and an increase in shows and exhibit costs of $89,000, offset in part by a reduction in consulting and license fees of $261,000.

     Research and Development. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $1.5 million, a decrease of $551,000 or 27% in the second quarter of fiscal 2005 compared to the same period in 2004. The decrease was mainly due to a reduced focus on performing development contract work, which led to a reduction in headcount and related compensation, benefits, and overhead of $471,000, and a decrease in lab and prototyping expenses of $76,000. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     Research and development expenses decreased by $1.1 million or 26% in the first six months of fiscal 2005 compared to the same period in 2004. The decrease was mainly due to a decrease in compensation, benefits, and overhead of $900,000, a reduction in lab and prototyping expenses of $68,000, a decrease in demonstration units and units needed for engineering and technical support of $66,000, and decreased travel of $31,000.
     General and Administrative. Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $2.2 million, a decrease of $1.4 million or 39% in the second quarter of fiscal 2005 compared to the same period in 2004. The decrease was primarily attributable to a decrease in legal and professional fees of $1.4 million, mostly related to the litigation against Sony Computer Entertainment. Although we expect our litigation costs to continue to decrease in 2005 as compared to 2004, we expect that the dollar amount of general and administrative expenses to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with the appeal and other motions that Sony Computer Entertainment has made and we expect will continue to make, and costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.
     General and administrative expenses decreased by $4.0 million or 47% in the first six months of fiscal 2005 compared to the same period in 2004. The decrease was primarily attributable to a decrease in legal and professional fees of $3.9 million, mostly related to the litigation against Sony Computer Entertainment, and decreased compensation, benefits, and overhead of $42,000.
     Amortization of Intangibles. Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles was $369,000, an increase of $13,000 or 4% in the second quarter of fiscal 2005 compared to the same period in 2004. The increase was attributable to amortization on additional patents. Amortization of intangibles decreased by $12,000 or 2% in the first six months of fiscal 2005 compared to the same period in 2004.
     Restructuring Costs. We did not incur any restructuring costs in the second quarter of fiscal 2005 or the second quarter of fiscal 2004. Restructuring costs were $185,000 for the six months ended June 30, 2005. No restructuring costs were incurred in the six months ended June 30, 2004. The costs consisted of severance benefits paid as a result of our reduction in force in the first quarter of 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.
     Interest and Other Income. Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income increased by $87,000 in the second quarter of fiscal 2005 compared to the same period in 2004 as a result of increased cash and cash equivalents for the period compared to the comparable period of 2004, primarily due to the $20.0 million we received in December 2004 from the sale of our 5% Convertible Debentures.
     Interest and other income increased by $157,000 in the first six months of fiscal 2005 compared to the same period in 2004 as a result of increased cash and cash equivalents for the period compared to the comparable period of 2004, primarily due to the $20.0 million received in December 2004 from the sale of our 5% Convertible Debentures.
     Interest Expense. Interest expense consists primarily of interest and accretion expense on notes payable and the 5% Convertible Debentures. Interest expense increased by $331,000 in the second quarter of fiscal 2005 compared to the same period in 2004, and by $728,000 in the first six months of fiscal 2005 compared to the same period in 2004. The increase in both periods was primarily due to interest and accretion expense on our 5% Convertible Debentures. We expect interest expense to continue to increase in 2005 compared to 2004 due to interest expense and accretion related to our 5% Convertible Debentures.
     Other Expense. For the three months ended June 30, 2005 and 2004, other expense consisted primarily of losses on foreign currency transactions. Other expense decreased by $8,000 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. The reduction in other expense was mainly attributable to a reduction of losses on foreign currency transactions.
     Other expense decreased by $611,000 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In the six months ended June 30, 2004, other expense included accretion and dividend expense on Series A Preferred Stock and losses on foreign currency transactions. The reduction in other expense was mainly attributable to the elimination of accretion of $500,000 in payments as a result of Microsoft electing to convert its shares of our Series A Preferred Stock to common stock in April 2004. There was no accretion or dividend expense in 2005.
     Provision for Income Taxes. For the second quarter of fiscal 2005, we recorded a provision for income taxes of $33,000, comprised of foreign withholding tax expense, on a pre-tax loss of $2.8 million, yielding an effective tax rate of (1.2)%. For the three months ended June 30, 2004, we recorded no provision for income taxes on a pre-tax loss of $4.8 million.
     For the six months ended June 30, 2005, we recorded an estimated provision for income taxes of $98,000 on a pre-tax loss of $5.9 million, yielding an effective tax rate of (1.7)%. The provision for income tax was based on federal alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $5.9 million, sums received from Sony Computer Entertainment included in long term deferred revenue, approximating $10.8 million in the first six months of 2005, are taxable, thus giving rise to an overall taxable profit. For the six months ended June 30, 2004, we recorded no provision for income taxes on a pre-tax loss of $11.0 million.
SEGMENT RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$3,776	$3,161	$7,426	$6,564
Immersion Medical	2,536	2,374	4,754	4,369
Intersegment eliminations	(66)	(21)	(162)	(64)

Total	$6,246	$5,514	$12,018	$10,869

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(2,088)	$(3,901)	$(4,472)	$(9,379)
Immersion Medical	(855)	(966)	(1,562)	(1,679)
Intersegment eliminations	114	21	72	44

Total	$(2,829)	$(4,846)	$(5,962)	$(11,014)

     Immersion Computing, Entertainment, and Industrial Segment. Revenues from the Immersion Computing, Entertainment, and Industrial segment were $3.8 million, an increase of $615,000 or 19% in the second quarter of fiscal 2005 compared to the same period in 2004. Royalty and license revenues increased by $869,000, mainly due to increased royalties from our licensees that sell console and PC gaming peripheral products and an increase in development contract revenues of $129,000, due primarily to the signing of new professional and industrial development contracts and performance against existing government contracts. These increases were offset in part by a decrease of $383,000 in product sales, mainly due to decreased sales of our 3D products such as our CyberGlove and CyberTouch devices, and decreased sales of our force feedback electronics for arcade gaming. Net loss for the three months ended June 30, 2005 was $2.1 million, a decrease of $1.8 million or 46% compared to the same period in 2004. The decrease was primarily due to reduced operating expenses of $1.3 million, mainly a result of reduced litigation costs associated with our litigation against Sony Computer Entertainment, increased gross margins of $757,000, primarily due to increased revenues, offset in part by increased non-operating expenses of $277,000, mainly due to increased interest expense.
     Revenues for the first six months of fiscal 2005 increased by $862,000 or 13% as compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. The increase in revenue was primarily attributable to increased royalties of $1.5 million primarily from our licensees that sell console and PC gaming peripheral products as well as royalties from our automotive licensees, offset by a decrease in product sales of $681,000, primarily due to decreased sales of our 3D and professional products. Net loss for the six months ended June 30, 2005 decreased by $4.9 million or 52% compared to the same period in 2004. The decreased net loss was primarily due to reduced operating expenses of $3.9 million, mainly due to decreased litigation costs associated with our litigation against Sony Computer Entertainment and increased gross margin of $1.1 million, primarily due to increased revenue and higher margin royalty and license revenues accounting for a larger percentage of the revenue mix.
     Immersion Medical Segment. Revenues from Immersion Medical were $2.5 million, an increase of $162,000 or 7% for the second quarter of fiscal 2005 compared to the same period in 2004. The increase was due to an increase of $782,000 in product sales offset in part by a decrease of $439,000 in royalty and license revenue, and a decrease in development contract revenue of $181,000. Product sales increased primarily due to increased sales in our laparoscopic, endovascular, and vascular access simulator platforms. Royalty and license revenue and development contract revenue decreased primarily due to a reduction in revenue recognized on our license and development agreements with Medtronic as a result of reduced work during the period on a development agreement. Net loss for the three months ended June 30, 2005 decreased by $111,000 or 11% compared to the same period in 2004. The decreased net loss was mainly due to decreased research and development expenses of $317,000, and increased gross margin of $217,000 due to increased sales.
     Revenues from Immersion Medical increased by $385,000, or 9%, for the first six months of fiscal 2005 compared to the same period in 2004. The increase was due to an increase of $1.4 million in product sales primarily of the aforementioned simulator platforms offset in part by a decrease of $467,000 in royalty and license revenue, and a decrease in development contract revenue of $521,000. Royalty and license revenue and development contract revenue decreased primarily due to a reduction in revenue recognized on our license and development agreements with Medtronic as a result of reduced work during the period on a development agreement. Decreased work performed on government contracts also contributed to the decrease in development contract revenue. Net loss for the six months ended June 30, 2005 decreased by $117,000 or 7% compared to the same period in 2004. The decrease was mainly due to decreased research and development expenses of $647,000, offset by decreased gross margin of $241,000 due to change in revenue mix, increased restructuring costs of $126,000, increased general and administrative costs of $105,000, and increased sales and marketing costs of $73,000.
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
     At June 30, 2005, our cash and cash equivalents totaled $29.4 million, up $3.9 million from $25.5 million at December 31, 2004.
     During 2003, we entered into agreements with Microsoft providing for certain license rights under our patents, the settling of our lawsuit, and an investment in our Series A Preferred Stock. As a result of these agreements, our cash position increased by $26.0 million. Pursuant to the license agreement, we granted Microsoft a worldwide royalty-free, irrevocable license in exchange for approximately $20.0 million. Under the terms of the Series A Redeemable Convertible Preferred Stock purchase agreement, Microsoft purchased 2,185,792 shares of preferred stock for $2.745 per share, or an aggregate purchase price of $6.0 million. The preferred stock accrued cumulative dividends at a rate of 7% per year, payable in cash or additional shares of preferred stock and could have been redeemed at the request of Microsoft for twice the original purchase price plus any dividends in the form of additional shares that remain unpaid and any accrued but unpaid cash dividends per share on or after July 25, 2006. On April 2, 2004, Microsoft elected to convert all 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock. In addition, and at our discretion, we may require Microsoft to buy up to $6.0 million of our 7% Senior Redeemable Convertible Debentures, at a rate of $2.0 million per annum for the three years ending July 2007. As of June 30, 2005, we had not sold any of these 7% Debentures to Microsoft.
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
     Net cash provided by operating activities during the first six months ended June 30, 2005 was $3.5 million, a change of $6.6 million from the $3.1 million used during the six months ended June 30, 2004. Cash provided by operations during the six months ended June 30, 2005 was comprised primarily of an increase in deferred revenue and customer advances of $11.7 million, mainly due to the payment of approximately $10.8 million from Sony Computer Entertainment and an increase of $143,000 due to a change in accounts receivable. Cash provided by operations during the six months ended June 30, 2005 was reduced by our $6.0 million net loss which was offset in part by noncash charges and credits of $1.4 million, including $414,000 in depreciation, $736,000 in amortization of intangibles, and $318,000 in accreted interest expense on our 5% Convertible Debentures. Cash provided by operations during the six months ended June 30, 2005 was further impacted by a decrease of $803,000 due to a change in inventories and a decrease of $2.9 million due to a change in accounts payable mainly due to the timing of payments to vendors.
     Net cash used in investing activities during the six months ended June 30, 2005 was $792,000, compared to the $1.3 million used in investing activities during the six months ended June 30, 2004, a decrease of $503,000. Net cash used in investing activities during the period consisted of a $461,000 increase in other assets, primarily due to capitalization of external patent filing and application costs, and $331,000 used to purchase capital equipment.
     Net cash provided by financing activities during the six months ended June 30, 2005 was $1.3 million compared to $1.0 million provided during the six months ended June 30, 2004, or a $254,000 increase from the prior year. Net cash provided by financing activities for the period consisted of issuances of common stock and exercises of stock options in the amount of $1.4 million offset by an increase in issuance costs of our 5% Convertible Debentures of $68,000.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. We have taken measures to control our costs and will continue to monitor these efforts. Although we will incur additional expenses associated with post-judgment motions and an appeal process regarding our litigation against Sony Computer Entertainment, we expect our legal costs to continue to decrease during 2005 compared to 2004 as a result of completion of the trial phase of the litigation. We anticipate that capital expenditures for the year ended December 31, 2005 will total approximately $750,000 in connection with anticipated upgrades to operations and infrastructure. If we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. This could result in substantial dilution to our stockholders. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
     Our 5% Convertible Debentures accrue interest at 5% per annum. Accordingly, we are required to make interest payments in the amount of $1.0 million per annum until such time as the 5% Convertible Debentures are either converted to common stock or mature. Commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.

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
     With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (Put Option). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The conversion price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable conversion price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The conversion price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.
RECENT ACCOUNTING PRONOUNCEMENTS
     We account for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Opinion 25. Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
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
     We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 of the unaudited condensed consolidated financial statements. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described above) chosen for adopting SFAS No. 123R.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $120 MILLION AS OF JUNE 30, 2005, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
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
          On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment Inc., and Sony Computer Entertainment of America Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.
          On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft.
          On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On January 10, 2005, the Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarified that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter.
     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. Thereafter, Sony Computer Entertainment filed a motion with the Federal Circuit to stay payment of the compulsory license until the appeal is decided. On April 7, 2005, the Federal Circuit denied Sony Computer Entertainment’s motion to stay on procedural grounds. Immersion also moved to dismiss Sony Computer Entertainment’s appeal on the grounds that a separate appeal from the January 10, 2005 and February 9, 2005 orders after entry of judgment was not proper. The Federal Circuit denied this motion on May 16, 2005 and stayed the appeal pending an appeal from a final judgment. On February 14, 2005 and May 16, 2005, Sony Computer Entertainment made payments to Immersion pursuant to the Court’s orders. Although Immersion has received the payments, we may be required to return them and any future payments based on the outcome of an appeals process.
     On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of Immersion. On March 24, 2005, Judge Wilken also entered judgment in Immersion’s favor and awarded Immersion $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Immersion was also awarded its court costs. Court costs do not include attorneys’ fees.
     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
     Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar request for reexamination of the ‘213 Patent. On July 6, 2005, Immersion filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. On July 29, 2005, Sony Computer Entertainment filed its opposition to the petition; Immersion filed a reply on October 5, 2005.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the United States Court of Appeals for the Federal Circuit. Sony Computer Entertainment’s Opening Brief is currently due August 22, 2005. The appeals of the January and February orders regarding the compulsory license have been consolidated with this appeal of the judgment. On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends Immersion concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. Immersion’s response is currently due on October 12, 2005. Immersion disputes and intends to vigorously defend itself against these allegations.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals will decide the appeal. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs incurred in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.
     In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8. If Sony Computer Entertainment ultimately were successful on appeal or in the reexamination process, the judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
     On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims. ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC’s Opening Brief is also currently due August 22, 2005.

  Immersion Corporation vs. Electro Source LLC
          On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican name. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorneys’ fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.
          On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled the trial date. On April 7, 2005, the parties engaged in mediation but did not reach a settlement. On June 15, 2005, the Court rescheduled the trial date to October 10, 2006. The parties are in the process of conducting discovery. We intend to vigorously pursue our claims against Electro Source.
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
IF THE SETTLEMENT ON OUR CURRENT CLASS ACTION LAWSUIT FALLS THROUGH, THE CONTINUING LAWSUIT COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING TO DEFEND AGAINST, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are us and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
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
Industry and Technology Risks
WE HAVE LITTLE OR NO CONTROL OR INFLUENCE ON OUR LICENSEES’ DESIGN, MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE ARE DEPENDENT TO GENERATE ROYALTY REVENUE.
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended June 30, 2005 and 2004, 37% and 34%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2005 and 2004, 40% and 34%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
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
     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technologies, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third party customers of Microsoft’s or Microsoft’s subsidiaries’ operating systems (other than Sony Corporation, Sony Computer Entertainment Inc., Sony Computer Entertainment of America Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.
LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Logitech has in the past accounted for, and may in the future account for a significant portion of our revenue. For the three months ended June 30, 2005 and 2004, we derived from Logitech 11% and 10%, respectively, of our total revenue. For the six months ended June 30, 2005 and 2004, Logitech accounted for 13% and 9%, respectively, of our total revenue. We expect that Logitech will continue to account for a significant portion of our total revenue. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.
MAD CATZ ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF MAD CATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Mad Catz accounts for a significant portion of our total revenue. For the three months ended June 30, 2005 and 2004, we derived 13% and 7%, respectively, of our total revenue from Mad Catz. For the six months ended June 30, 2005 and 2004, Mad Catz accounted for 9% and 6%, respectively, of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Mad Catz. If Mad Catz fails to achieve anticipated sales volumes for its gaming peripheral products that incorporate our technologies, our total revenue may decline.
MEDTRONIC ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, A REDUCTION IN DEVELOPMENT WORK, OR A DECISION NOT TO RENEW EXISTING LICENSES BY MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.
     For the three months ended June 30, 2005 and 2004, we derived 5% and 23%, respectively, of our total revenue from Medtronic. For the six months ended June 30, 2005 and 2004, Medtronic accounted for 12% and 20%, respectively, of our total revenue. If our royalty and license revenue from or our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our agreements with Medtronic, we are required to refund monies that Medtronic has advanced to us under certain circumstances. If we are required to refund monies to Medtronic, our business and operations may suffer.
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
REDUCED SPENDING BY CORPORATE RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL AND PROFESSIONAL PRODUCTS.
     Any economic downturn could lead to a reduction in corporations’ budgets for research and development in sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of three-dimensional digitizers, could be adversely affected by cuts in corporate research and development budgets.
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
IF WE ARE UNABLE TO ENTER INTO NEW LICENSING ARRANGEMENTS WITH OUR EXISTING LICENSEES, AND WITH ADDITIONAL THIRD-PARTY MANUFACTURERS FOR OUR TOUCH-ENABLING TECHNOLOGIES, OUR ROYALTY REVENUE MAY NOT GROW.
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in signing up new automotive licensees for not-yet-commercialized technology, when their components suppliers may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulty in signing up new gaming licensees, as well as losing our existing gaming licensees, if we are not successful in the litigation with Sony Computer Entertainment; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry having a license or without enough phones in the market that incorporate our technologies.
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
     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or the patent office were to limit the scope of, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments or they may choose to challenge one or more of our patents. It is also possible that:
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
We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:
•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, particularly overseas.
CERTAIN TERMS OR RIGHTS GRANTED IN OUR LICENSE AGREEMENTS OR OUR DEVELOPMENT CONTRACTS MAY LIMIT OUR FUTURE REVENUE OPPORTUNITIES.
     While it is not our general practice to sign license agreements that provide exclusive rights for a period of time with respect to a technology, field of use, and/or geography, or to accept similar limitations in product development contracts, we have entered into such agreements and may in the future. Although additional compensation or other benefits may be part of the agreement, the compensation or benefits may not adequately compensate us for the limitations or restrictions we have agreed to as that particular market develops. Over the life of the exclusivity period, especially in markets that grow larger or faster than anticipated, our revenue may be limited and less than what we could have achieved in the market with several licensees or additional products available to sell to a specific set of customers.
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
     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:
•	we fail to develop new technologies or products;

•	the technologies we develop infringe on third-party patents;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THEIR WIDESPREAD ADOPTION.
     Personal computer and console gaming peripherals, mobile phones, touch panels and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as Logitech, Microsoft, ALPS Electric Co., Ltd., Samsung, and BMW have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.
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
IF WE FAIL TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES, OUR FINANCIAL CONDITION AND OPERATIONS MAY SUFFER.
     Our medical simulation products, such as our Endovascular AccuTouch ® System, our Hysteorscopy AccuTouch System, and our Laparascopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. Any failure to increase sales of our medical simulation products will harm our business.
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
     We have limited resources for marketing and selling medical simulation or three-dimensional simulation and digitizing products either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small-specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There can be no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, that we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our simulation products could have a material adverse effect on our product revenues.
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
Investment Risks
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
     These factors include:
•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock based awards, acquisitions of technologies, or businesses;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.

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
WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.
     We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations and litigation costs. We have taken measures to control our costs and will continue to monitor these efforts. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past four years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to take on more debt or issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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
IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.
     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of June 30, 2005, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.
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
     There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. These changes and other legal changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, the FASB recently enacted SFAS No. 123R which will require us, beginning on January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R may have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.
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
     As of June 30, 2005, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holders of our 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into our common shares at a price of $7.0265 per common share, the conversion price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. We refer to this as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. Commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the conversion price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
     Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.
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

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In re Immersion Corporation
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are us and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
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
Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc., and Sony Computer Entertainment of America Inc.
     On February 11, 2002, we filed a complaint against Microsoft Corporation, Sony Computer Entertainment Inc., and Sony Computer Entertainment of America Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.
     On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and we and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for our respective legal costs with respect to the lawsuit between Immersion and Microsoft.
     On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of Immersion. The jury found all the asserted claims of the patents valid and infringed. The jury awarded Immersion damages in the amount of $82.0 million. On January 10, 2005, the Court awarded Immersion prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay Immersion a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide Immersion with sales data 15 days after the end of each quarter and clarified that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter.
     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order. Thereafter, Sony Computer Entertainment filed a motion with the Federal Circuit to stay payment of the compulsory license until the appeal is decided. On April 7, 2005, the Federal Circuit denied Sony Computer Entertainment’s motion to stay on procedural grounds. Immersion also moved to dismiss Sony Computer Entertainment’s appeal on the grounds that a separate appeal from the January 10, 2005 and February 9, 2005 orders after entry of judgment was not proper. The Federal Circuit denied this motion on May 16, 2005 and stayed the appeal pending an appeal from a final judgment. On February 14, 2005 and May 16, 2005, Sony Computer Entertainment made payments to Immersion pursuant to the Court’s orders. Although Immersion has received the payments, we may be required to return them and any future payments based on the outcome of an appeals process.
     On January 5 and 6, 2005, the Court also held a bench trial on Defendants’ remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of Immersion. On March 24, 2005, Judge Wilken also entered judgment in Immersion’s favor and awarded Immersion $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Immersion was also awarded its court costs. Court costs do not include attorneys’ fees.
     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
     Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar request for reexamination of the ‘213 Patent. On July 6, 2005, Immersion filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. On July 29, 2005, Sony Computer Entertainment filed its opposition to the petition; Immersion filed a reply on August 5, 2005.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the United States Court of Appeals for the Federal Circuit. Sony Computer Entertainment’s Opening Brief is currently due August 22, 2005. The appeals of the January and February orders regarding the compulsory license have been consolidated with this appeal of the judgment. On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends Immersion concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. Immersion’s response is currently due on October 12, 2005. Immersion disputes and intends to vigorously defend itself against these allegations.

     Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals will decide the appeal. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs incurred in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.
     In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8. If Sony Computer Entertainment ultimately were successful on appeal or in the reexamination process, the judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees. We currently believe it is unlikely that our patents will be deemed invalid and/or unenforceable in connection with the post-judgment motions or appeal by Sony Computer Entertainment. We cannot at this time estimate the amount of a possible loss associated with the possible impairment, if any, of these assets nor can we forecast the amount of any future revenue streams that may be affected.
     On October 20, 2004, Internet Services LLC, an Immersion licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against Immersion alleging that Immersion breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age restricted, for judicial apportionment of damages awarded by the jury between ISLLC and Immersion, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with Immersion. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against Immersion without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.” On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against Immersion that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, Immersion filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims. ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC’s Opening Brief is also currently due August 22, 2005.
  Immersion Corporation vs. Electro Source LLC
     On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican name. Immersion’s Complaint alleges that Electro Source has willfully infringed, and continues to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint seeks injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorneys’ fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against Immersion counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.
     On February 3, 2005, the Court entered a Case Management Order that set pretrial dates relating to discovery and other matters and scheduled the trial date. On April 7, 2005, the parties engaged in mediation but did not reach a settlement. On June 15, 2005, the Court rescheduled the trial date to October 10, 2006. The parties are in the process of conducting discovery. We intend to vigorously pursue our claims against Electro Source.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders (the “Annual Meeting”) on June 1, 2005, to consider and vote on the following proposals to: (i) elect one (1) member of the Board of Directors to serve for a three-year term as a Class III Director (Proposal 1); and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 (Proposal 2).

     Proposal 1: The stockholders elected the one (1) nominee for Class III director to our Board of Directors. The votes were as follows:

	Number of	Withheld
Nominees	Votes For	Authority
John Hodgman	21,165,820	137,913
     Mr. Hodgman’s term will expire at the 2008 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Steven Blank, Jack Saltich, and Victor Viegas (Class I term expires at the 2006 annual meeting) and Jonathan Rubinstein and Robert Van Naarden (Class II term expires at the 2007 annual meeting).
     Proposal 2: The ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained
20,668,950	626,778	8,005
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2005

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