Form 10-Q
period 2005-09-30
IMMERSION CORP
filed 2005-11-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐                    No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Number of shares of common stock outstanding at November 1, 2005: 24,160,271

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$28,683	$25,538
Accounts receivable (net of allowances for doubtful accounts of:
September 30, 2005, $196 and December 31, 2004, $159)	5,533	5,435
Inventories	3,019	1,805
Prepaid expenses and other current assets	865	1,280

Total current assets	38,100	34,058
Property and equipment, net	1,142	1,174
Intangibles and other assets, net	6,735	7,018

Total assets	$45,977	$42,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,717	$4,038
Accrued compensation	1,148	1,499
Other current liabilities	2,492	2,002
Deferred revenue and customer advances	3,647	3,420
Current portion of long-term debt	8	10
Current portion of capital lease obligation	—	1

Total current liabilities	9,012	10,970
Long-term debt, less current portion	17,332	16,917
Long-term deferred revenue, less current portion	19,103	5,154
Long-term customer advance from Microsoft (Note 8)	15,000	15,000
Other long-term liabilities	79	176

Total liabilities	60,526	48,217

Contingencies (Note 14)
Stockholders’ deficit:
Common stock — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: September 30, 2005, 24,155,480 and December 31, 2004, 23,526,067	105,551	104,027
Warrants	3,686	3,686
Deferred stock compensation	—	(2)
Accumulated other comprehensive income	71	59
Accumulated deficit	(123,857)	(113,737)

Total stockholders’ deficit	(14,549)	(5,967)

Total liabilities and stockholders’ deficit	$45,977	$42,250

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Royalty and license	$1,473	$1,543	$6,273	$5,273
Product sales	3,376	3,255	9,328	8,578
Development contracts and other	538	653	1,804	2,469

Total revenues	5,387	5,451	17,405	16,320

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,756	1,822	4,808	4,583
Sales and marketing	2,679	2,731	8,576	8,019
Research and development	1,446	1,883	4,483	5,972
General and administrative	3,073	5,555	7,557	14,022
Amortization of intangibles	314	359	1,050	1,107
Restructuring costs	—	—	185	—

Total costs and expenses	9,268	12,350	26,659	33,703

Operating loss	(3,881)	(6,899)	(9,254)	(17,383)

Interest income	131	45	373	130
Interest expense	(398)	2	(1,128)	(1)
Other income (expense)	2	(11)	(1)	(623)

Loss before provision for income taxes	(4,146)	(6,863)	(10,010)	(17,877)

Provision for income taxes	(12)	—	(110)	—

Net loss	$(4,158)	$(6,863)	$(10,120)	$(17,877)

Basic and diluted net loss per share	$(0.17)	$(0.29)	$(0.42)	$(0.80)

Shares used in calculating basic and diluted net loss per share	24,132	23,329	23,950	22,443

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,120)	$(17,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	575	653
Amortization of intangibles	1,050	1,107
Amortization of deferred stock compensation	2	126
Interest expense — accretion on 5% Convertible Debenture (Note 6)	476	—
Interest and other expense — Microsoft (Note 8)	—	598
Fair value adjustment of Put Option and Registration Rights	(97)	—
Loss on disposal of equipment	—	9
Changes in operating assets and liabilities:
Accounts receivable	(89)	1,275
Inventories	(1,214)	210
Prepaid expenses and other current assets	416	580
Accounts payable	(2,571)	1,775
Accrued compensation and other current liabilities	133	132
Deferred revenue and customer advances	14,176	2,252

Net cash provided by (used in) operating activities	2,737	(9,160)

Cash flows used in investing activities:
Intangibles and other assets	(768)	(1,496)
Purchases of property and equipment	(542)	(442)
Proceeds from the sale of property and equipment	5	—

Net cash used in investing activities	(1,305)	(1,938)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	234	170
Exercise of stock options	1,291	1,278
Increase in issuance cost of 5% Convertible Debenture (Note 6)	(55)	—
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 8)	—	(281)
Payments on notes payable and capital leases	(9)	(27)

Net cash provided by financing activities	1,461	1,140

Effect of exchange rates on cash and cash equivalents	252	163

Net increase (decrease) in cash and cash equivalents	3,145	(9,795)
Cash and cash equivalents:
Beginning of the period	25,538	21,738

End of the period	$28,683	$11,943

Supplemental disclosure of cash flow information:
Cash paid for taxes	$47	$160

Cash paid for interest	$776	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
     Description of Business — Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that enhances users interaction with digital devices using their sense of touch.
     Principles of Consolidation and Basis of Presentation — The unaudited condensed consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
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
     The results of operations for the interim periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
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

     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from the Company’s licensees has caused any material adjustment to period revenues. The Company recognizes revenues from product sales when the product is shipped, provided that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to twenty-four months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe® product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. No other general right of return is offered on its products. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. The Company’s revenue recognition policies are significant because the Company’s revenues are a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.
     At September 30, 2005, the Company had no obligation to repay amounts received under development contracts with the U.S. government or other commercial customers.
     Stock-Based Compensation — The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 ‘‘Accounting for Stock-Based Compensation.’’ Pro forma disclosures required under SFAS No. 123, as if the Company had adopted the fair value based method of accounting for stock options, are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss — as reported	$(4,158)	$(6,863)	$(10,120)	$(17,877)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	3	2	126
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,282)	(2,060)	(3,903)	(5,715)

Net loss — pro forma	$(5,440)	$(8,920)	$(14,021)	$(23,466)

Basic and diluted loss per share — as reported	$(0.17)	$(0.29)	$(0.42)	$(0.80)
Basic and diluted loss per share — pro forma	$(0.23)	$(0.40)	$(0.59)	$(1.05)

     Recent Accounting Pronouncements — The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”). Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).
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
     The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share, if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25), are disclosed above. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described above) chosen for adopting SFAS No. 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact this statement will have on its financial position, results of operation, or cash flows.
2. INVENTORIES

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw materials and subassemblies	$2,552	$1,555
Work in process	211	8
Finished goods	256	242

Total	$3,019	$1,805

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2005	2004
	(In thousands)
Computer equipment and purchased software	$3,017	$2,395
Machinery and equipment	1,961	2,132
Furniture and fixtures	1,286	1,337
Leasehold improvements	808	692

Total	7,072	6,556
Less accumulated depreciation	(5,930)	(5,382)

Property and equipment, net	$1,142	$1,174

4. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2005	2004
	(In thousands)
Patents and technology	$11,221	$10,453
Other intangibles	5,748	5,748
Other assets	83	83

Gross intangibles and other assets	17,052	16,284
Accumulated amortization of patents and technology	(4,569)	(3,973)
Accumulated amortization of other intangibles	(5,748)	(5,293)

Intangibles and other assets, net	$6,735	$7,018

     The estimated annual amortization expense for intangible assets as of September 30, 2005 is $1.2 million in 2005, $771,000 in 2006, $1.1 million in 2007, $699,000 in 2008, $603,000 in 2009, and $3.3 million in total for all years thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2005	2004
	(In thousands)
Accrued legal	$1,002	$489
Other current liabilities	1,490	1,513

Total other current liabilities	$2,492	$2,002

Deferred revenue	$3,608	$3,381
Customer advances	39	39

Total current deferred revenue and customer advances	$3,647	$3,420

6. LONG-TERM DEBT
     The components of long-term debt are as follows:

	September 30,	December 31,
	2005	2004
	(In thousands)
5% Senior Subordinated Convertible Debenture	$17,332	$16,911
Other	8	16

Total	17,340	16,927
Current portion	(8)	(10)

Total long-term debt	$17,332	$16,917

     5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”). On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest have not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Commencing on December 23, 2004, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest is payable on the last day of each calendar quarter, commencing on March 31, 2005. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the “Put Option.” The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to directly or indirectly incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.
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
     Registration Rights. On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures, and the shares of common stock issuable upon conversion of the debentures, was declared effective by the Securities and Exchange Commission (“SEC”). The Company expects to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
     The Company incurred approximately $1.3 million in issuance costs and other expenses in connection with the offering. This amount has been deferred and is being amortized to interest expense over the term of the 5% Convertible Debenture. Additionally, the Company evaluated the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures has been recorded as long-term debt.
     Annual maturities of long-term debt at September 30, 2005 are as follows (in thousands):

2005	$3
2006	5
2007	—
2008	—
2009	20,000

Total	$20,008

7. LONG-TERM DEFERRED REVENUE
     At September 30, 2005, long-term deferred revenue included payments of approximately $14.3 million of compulsory license fees and interest from Sony Computer Entertainment Inc. and Sony Computer Entertainment of America Inc. (collectively, “Sony Computer Entertainment”), pursuant to Court rulings on January 10 and February 9, 2005. Due to the contingent nature of the court-order payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses.
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
9. RESTRUCTURING COSTS
     The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” Restructuring costs of $185,000 incurred in the nine months ended September 30, 2005 consisted of severance benefits paid as a result of a reduction in workforce. There were no restructuring costs incurred in the three months ended September 30, 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.

     Restructuring costs for the nine months ended September 30, 2005 were as follows (in thousands):

Nine Months Ended
September 30, 2005
Restructuring
	Restructuring	costs expensed	Restructuring	Restructuring
	costs unpaid as	in the nine	costs paid	costs unpaid as
	of December	months ended	through	of
	31, 2004	September 30, 2005	September 30, 2005	September 30, 2005
Nature of Restructuring Costs:
Reduction in Force	$—	$185	$185	$—

10. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:

Net loss	$(4,158)	$(6,863)	$(10,120)	$(17,877)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,132	23,329	23,950	22,443

Net loss per share, basic and diluted	$(0.17)	$(0.29)	$(0.42)	$(0.80)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,
	2005	2004
Outstanding stock options	7,546,126	8,262,190
Warrants	778,494	351,543
5% Senior Subordinated Convertible Debentures	2,846,363	—
11. INCOME TAXES
     For the three months and nine months ended September 30, 2005, the Company recorded provisions for income taxes of $12,000 and $110,000, respectively, yielding effective tax rates of (0.3)% and (1.1)%, respectively. The provision for income tax was based on federal alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although the Company incurred a pre-tax loss, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $14.3 million in the first nine months of 2005, created alternative minimum taxable income.

     At December 31, 2004, the Company had federal and state net operating loss carryforwards of $78.5 million and $27.4 million, respectively, expiring from 2011 through 2024 and from 2007 through 2014, respectively.
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
12. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net loss	$(4,158)	$(6,863)	$(10,120)	$(17,877)
Foreign currency translation adjustment	16	20	11	9

Total comprehensive loss	$(4,142)	$(6,843)	$(10,109)	$(17,868)

13. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA, AND SIGNIFICANT CUSTOMERS
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. The Company focuses on four application areas — mobility, gaming, industrial, and medical. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.
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

     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,094	$2,773	$10,520	$9,337
Immersion Medical	2,322	2,712	7,076	7,081
Intersegment eliminations	(29)	(34)	(191)	(98)

Total	$5,387	$5,451	$17,405	$16,320

Net Loss:

Immersion Computing, Entertainment, and Industrial	$(3,433)	$(6,385)	$(7,905)	$(15,764)
Immersion Medical	(731)	(459)	(2,293)	(2,138)
Intersegment eliminations	6	(19)	78	25

Total	$(4,158)	$(6,863)	$(10,120)	$(17,877)

     Included in net loss for the three months and nine months ended September 30, 2005 are restructuring costs of $0 and $59,000, respectively, for the Immersion Computing, Entertainment, and Industrial segment and $0 and $126,000, respectively, for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

	September 30,	December 31,
	2005	2004
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$60,872	$55,145
Immersion Medical	7,225	5,989
Intersegment eliminations	(22,120)	(18,884)

Total	$45,977	$42,250

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

REVENUE BY PRODUCT LINES
     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$1,133	$1,034	$4,801	$3,495
3D and Professional Products	1,312	1,258	3,750	4,208
Automotive	540	387	1,448	1,241
Other	108	73	426	340

Subtotal Immersion Computing, Entertainment, and Industrial	3,093	2,752	10,425	9,284
Immersion Medical	2,294	2,699	6,980	7,036

Total	$5,387	$5,451	$17,405	$16,320

REVENUE BY REGION
     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
North America	72%	63%	71%	69%
Europe	12%	21%	17%	20%
Far East	8%	12%	5%	9%
Rest of the world	8%	4%	7%	2%

Total	100%	100%	100%	100%

     The Company derived 70% and 59% of its total revenues from the United States for the three months ended September 30, 2005 and 2004, respectively. The Company derived 10% of its total revenues from Germany for the nine months ended September 30, 2005. The Company derived 69% and 67% of its total revenues from the United States for the nine months ended September 30, 2005 and 2004, respectively. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at September 30, 2005 and December 31, 2004.

SIGNIFICANT CUSTOMERS
     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A	*	*	11%	*
Customer B	*	18%	*	19%

Total	*	18%	11%	19%

*	Revenue derived from customer represented less than 10% for the period.
     Of the significant customers noted above, Customer B accounted for 29% and 27% of the Company’s accounts receivable at September 30, 2005 and December 31, 2004, respectively.
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
     The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of the Company from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.
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
     The Company and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company believes is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006 to consider final approval of the settlement.

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
     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the “United States Court of Appeals for the Federal Circuit” (Federal Circuit) to appeal the Court’s January 10, 2005 Order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 Order. On May 16, 2005, the Federal Circuit ordered a stay of the appeal pending an appeal from a final judgment. Sony Computer Entertainment has made payments to Immersion pursuant to the Court’s orders. Although Immersion has received the payments, the Company may be required to return them and any future payments based on the outcome of an appeals process.
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
     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or importation into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement. The District Court also awarded Immersion court costs of approximately $515,000 as part of the final judgment. Court costs do not include attorneys’ fees. Sony Computer Entertainment filed a motion requesting that the Court review the cost award and award a lower amount. Sony Computer Entertainment’s motion was referred to a Special Master. The parties currently are awaiting the decision of the Special Master.
     Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute Order stating that in lieu of the supersedeas bond, the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions.

     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar request for reexamination of the ‘213 Patent. On July 6, 2005, Immersion filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied this petition. After the PTO ordered the reexaminations on August 17, 2005, Immersion filed a subsequent petition with the PTO on September 12, 2005 requesting that the PTO suspend the reexaminations pending the outcome of Sony Computer Entertainment’s appeal to the Federal Circuit. Sony Computer Entertainment opposed Immersion’s petition on September 26, 2005. The PTO has not yet issued a decision on this second petition.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art that Sony Computer Entertainment contends Immersion concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. On August 9, 2005, the Court reopened discovery until October 1, 2005, limited to the issues raised in Sony Computer Entertainment’s motion. The Court’s August 9, 2005 Order also states that the Court will notify the parties if it decides to hear oral argument on the motion; otherwise the matter will be taken under submission on the papers. During the months of September and October 2005, the parties engaged in discovery, including depositions of Mr. Thorner and other witnesses. On October 12, 2005, Immersion filed its opposition to Sony Computer Entertainment’s motion, along with supporting evidence, to rebut Sony Computer Entertainment’s allegations and articulate Immersion’s position regarding why Sony Computer Entertainment is not entitled to relief under Rule 60(b). Sony Computer Entertainment filed its reply papers on October 26, 2005. Immersion disputes and intends to vigorously defend itself against these allegations.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the Federal Circuit. Sony Computer Entertainment filed its Opening Brief on October 21, 2005 appealing the District Court’s judgment concerning validity of the ‘333 patent, Sony Computer Entertainment’s infringement of the ‘213 patent, the March 24, 2005 Order in Immersion’s favor regarding Sony Computer Entertainment’s allegations of inequitable conduct, and the District Court’s permanent injunction. Immersion’s Opposition Brief is currently due December 7, 2005. On September 26, 2005, Sony Computer Entertainment filed a motion to stay its appeal pending the outcome of its motion seeking relief pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. On October 13, 2005, Immersion filed its opposition, and on October 24, 2005 Sony Computer Entertainment filed its reply in support of its motion to stay the appeal. The Federal Circuit has denied Sony Computer Entertainment’s motion to stay the appeal.
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
     As part of Immersion’s settlement with Microsoft on July 25, 2003, Immersion provided Microsoft with sublicense rights to pursue certain license arrangements directly with game platform vendors including Sony Computer Entertainment which, if consummated, would result in payments to Immersion. Microsoft’s sublicense rights under that agreement expired on July 25, 2005, without any grant being given by Microsoft to any game platform vendors, including Sony Computer Entertainment. However, in the event the Company settles its lawsuit with Sony Computer Entertainment, the Company still will be obligated to pay certain sums to Microsoft as described in Note 8. If Sony Computer Entertainment ultimately was successful on appeal or in the reexamination process, the judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
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
OVERVIEW
     We are a leading provider of haptic technology that enhances touch sensations for products in a wide variety of markets. We develop, manufacture, license, and support a wide range of hardware and software technologies that enhance touch interaction with digital devices. We focus on four application areas — mobility, gaming, industrial, and medical. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.
     In markets where our touch technology is a small piece of a larger system (such as mobile phones, consumer gaming peripherals, and automotive interfaces), we license our technologies to third-party manufacturers who integrate our technology into their products and resell it under their own brand names. In other markets, where our touch technology is a complete system (like medical simulation systems and three-dimensional and professional products) or electronic components, we manufacture and sell products under our own Immersion brand name, through direct sales, distributors, and value added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.
     Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as necessary as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 500 issued or pending patents in the United States and other countries, covering various aspects of hardware and software technologies.
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
Revenue Recognition
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
Long-term Liabilities
     In 2003 we executed a series of agreements with Microsoft as described in Note 8 to our unaudited condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Preferred Stock into common stock in April 2004, we reduced the long-term customer advance from Microsoft to the minimum obligation we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of the consideration was transferred to common stock.
     In December 2004, we executed a series of agreements as described in Note 6 to our unaudited condensed consolidated financials statements that provide for the issuance of 5% Convertible Debenture, and warrants, and that grant certain registration rights to the holders of the 5% Convertible Debentures (“Registration Rights”). We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit, the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments, and the value of the 5% Convertible Debentures has been recorded as long-term debt.
Recovery of Accounts Receivable
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
Inventory Reserves
     We reduce our inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Product Return and Warranty Reserves
     We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized, and we defer warranty-related revenue over the related warranty term.
Intangible Assets
     We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our unaudited condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and nine months ended September 30, 2005, we capitalized external costs associated with patents and trademarks of $306,000 and $768,000, respectively. Our amortization expense for the same periods for external legal and filing fees associated with patents and trademarks was $56,000 and $161,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Overview
     Our revenue decreased by 1% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, but increased 7% for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The decrease in revenues for the quarter was primarily due to decreased royalty and commercial contract revenue in the medical market offset, in part, by increased medical product sales. The increase in revenues for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 was mainly due to increased gaming royalty and license revenue, and increased medical product sales offset by decreased development contract revenue.
     We incurred a net loss for the three months ended September 30, 2005 of $4.2 million, a decrease of 39% from our $6.9 million net loss for the three months ended September 30, 2004. The decrease in the net loss was primarily due to a decrease in litigation expenses, mainly related to our patent infringement litigation against Sony Computer Entertainment and decreased research and development spending, offset in part, by an increase in interest expense on our 5% Convertible Debentures. During 2004, we incurred significant expenses leading up to the trial phase of our litigation with Sony Computer Entertainment.
     As of September 30, 2005, our cash and cash equivalents were $28.7 million. During the fourth quarter of 2004, we raised $20.0 million to fund longer-term growth opportunities and protect and defend our intellectual property. In addition, during the nine months ended September 30, 2005, Sony Computer Entertainment made payments to us pursuant to the Court’s Orders of January 10, 2005 and February 9, 2005 for a compulsory license. The total of these payments and interest thereon has been approximately $14.3 million.
     During the period, we introduced two new software modules for our endovascular training simulator as part of our medical product sales strategy. We signed 3M Touch Systems to enable them to integrate our TouchSense® technology and sell touchscreens with tactile feedback to the casino gaming and bar top amusement markets. The new Mercedes S Class sedan was launched in Europe with a haptic rotary controller made by an Immersion licensee, and there are now six wireless operators worldwide that offer mobile phones with our VibeTonz™ technology.
     During the remainder of 2005, we intend to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We have taken measures to control our operating expenses, including a reduction in force of approximately 10% in the first quarter of fiscal 2005, and we expect litigation expenses to continue to be significant, but to decrease in total for the year ended 2005 as compared to the total for the year ended 2004. Although we will focus on reducing operating expenses, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Factors That May Affect Future Results.”

	September 30,		Change
REVENUES	2005	2004
	($ In thousands)
Three months ended:

Royalty and license	$1,473	$1,543	(5)%
Product sales	3,376	3,255	4%
Development contracts and other	538	653	(18)%

Total Revenue	$5,387	$5,451	(1)%

Nine months ended:

Royalty and license	$6,273	$5,273	19%
Product sales	9,328	8,578	9%
Development contracts and other	1,804	2,469	(27)%

Total Revenue	$17,405	$16,320	7%

  Three Months ended September 30, 2005 and 2004
     Total Revenue. Our total revenue for the third quarter of fiscal 2005 decreased by $64,000 or 1% from the third quarter of fiscal 2004.
     Royalty and license revenue. Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended September 30, 2005 was $1.5 million, a decrease of $70,000 or 5% from the three months ended September 30, 2004.

The decrease in royalty and license revenue was primarily due to a decrease in medical license fees of $374,000, offset by an increase in gaming royalties of $244,000 and an increase in automotive royalties of $60,000. The decrease in royalty and license revenue from our medical licensees was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic as a result of reduced work during the period on a development agreement. The increase in gaming royalties was mainly due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, and royalties from recently signed licensees. In the console peripheral business, many of our third-party licensees from whom we earn per unit royalties enjoyed the benefits of strong sales of premium products and significant market share growth in the third quarter of 2005 at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. We expect next-generation consoles to be introduced in late 2005 and early 2006 and hence, we anticipate that third-party royalties will likely decline once new consoles are introduced and market share shifts back to first-party peripheral makers. For the upcoming Microsoft Xbox 360 next generation video console system, which is expected to be available to consumers late 2005, Microsoft has, to date, not licensed the rights to produce wireless controllers to any third party peripheral makers. Wireless game controllers account for a significant and growing portion of all game controller sales. Therefore, by retaining the market for wireless Xbox 360 game controllers exclusively for itself, Microsoft will likely significantly increase its market share of all aftermarket game controller sales, the effect of which is likely to reduce our gaming royalty revenue. In the PC gaming peripheral business, the overall industry again declined but this decline was more than offset by the aforementioned gains in the console peripheral business. Automotive royalties increased due to an increase in the number of vehicles manufactured with our technology incorporated in them.
     Product sales. Product sales for the three months ended September 30, 2005 were $3.4 million, an increase of $121,000 or 4% as compared to the three months ended September 30, 2004. The increase in product sales was primarily due to increased medical product sales of $294,000, in particular, increased sales of our laparoscopy and vascular access simulator platforms. This increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions. Additionally, as market acceptance of medical simulation has increased, we have transformed our model for our medical business into one that emphasizes product development and product sales as opposed to development contracts. Offsetting this increase was a decrease in product sales of microprocessors and 3D and professional products of $173,000. This decrease was primarily due to reduced sales of microprocessors based on a decision to decrease the sales effort related to this lower margin product line.
     Development contract and other revenue. Development contract and other revenue is comprised of revenue from commercial and government contracts. Development contract and other revenue was $538,000, a decrease of $115,000 or 18% during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. Both government and commercial contract revenues decreased in the three months ended September 30, 2005. The decrease in government contract revenue was primarily due to a reduced number of government grants awarded, as well as a decrease in the work performed under our current government contracts. Commercial contract revenue decreased in the medical market due to a focus on medical product sales, but was partially offset by an increase in development contracts in the industrial and automotive markets. In an effort to increase medical product sales, we have transitioned our medical engineering resources from government grants and certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four regions: North America, Europe, Far East, and Rest of the World. In the third quarter of fiscal 2005, revenue generated in North America, Europe, Far East, and Rest of the World represented 72%, 12%, 8%, and 8%, respectively, compared to 63%, 21%, 12%, and 4%, respectively, for the third quarter of fiscal 2004. The shift in revenues among regions was mainly due to an increase in medical product sales revenue and an increase in gaming royalty and license revenue from customers in North America, offset by a decrease in medical revenue from customers in Europe and the Far East.
  Nine Months ended September 30, 2005 and 2004
     Total Revenue. Our total revenue for the first nine months of fiscal 2005 increased by $1.1 million or 7% from the first nine months of fiscal 2004.
     Royalty and license revenue. Royalty and license revenue for the nine months ended September 30, 2005 increased by $1.0 million or 19% from the nine months ended September 30, 2004. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $1.6 million and an increase in automotive royalties of $255,000, offset by a decrease in medical license fees of $842,000. Gaming royalties increased due to the strong console gaming peripheral sales of our licensees as well as signing new licensees during the period. Automotive royalties increased due to the increased number of vehicles manufactured with our technology incorporated in them. Medical licensee fees decreased due to decreased license revenue recognized on our license and development agreements with Medtronic as a result of reduced work performed on a development contract during the period.
     Product sales. Product sales for the nine months ended September 30, 2005 increased by $750,000 or 9% as compared to the nine months ended September 30, 2004. The increase in product sales was primarily due to increased medical product sales of $1.7 million, mainly due to increased sales of our laparoscopic and vascular access simulator platforms. Offsetting this was a decrease of $917,000 in product sales from 3D and professional products and microprocessors. This decrease was primarily due to reduced sales of our 3D products such as our CyberGlove® and CyberTouchTM devices caused by the delay in upgrades to this product line and increased competition, decreased sales of our force feedback electronics for arcade gaming due to the timing of product introductions by our customers, and reduced sales of microprocessors based on a decision to eliminate the sales effort related to this lower margin product line.
     Development contract and other revenue. Development contract and other revenue decreased by $665,000 or 27% during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily due to decreases in both medical government and commercial development contract revenues. The decrease in medical development contract revenue was due to the transition of our medical engineering resources from government grants and certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     In the first nine months of fiscal 2005, revenue generated in North America, Europe, Far East, and Rest of the World represented 71%, 17%, 5%, and 7%, respectively, compared to 69%, 20%, 9%, and 2%, respectively, for the first nine months of fiscal 2004. The shift in revenues among regions was mainly due to increased gaming royalty and license revenue from customers in North America and an increase in medical product revenue from customers in the Rest of the World offset by a decrease of automotive contracts in the Far East and a decrease in medical product revenue from customers in Europe.

	September 30,		Change
COST OF PRODUCT SALES	2005	2004
	($ In thousands)
Three months ended:

Cost of product sales	$1,756	$1,822	(4)%
% of total product revenue	52%	56%

Nine months ended:

Cost of product sales	$4,808	$4,583	5%
% of total product revenue	52%	53%
     Cost of Product Sales. Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales were $1.8 million, a decrease of $66,000 or 4% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. This decrease was primarily due to a decrease of $135,000 in direct material and labor costs and a decrease of $30,000 in write offs for excess and obsolete inventory, offset in part by an increase in physical inventory write offs of $59,000 and an increase in royalties of $32,000. The decrease in direct material and labor costs was mainly the result of a favorable product sales mix due to increased sales of higher margin products such as our vascular access training simulators and reduced sales of our lower margin microprocessors.

     Cost of product sales increased by $225,000 or 5% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This increase was mainly due to increased product sales, increased cost of freight to customers, increased physical inventory write offs, and increased royalties, offset in part by reduced price and cost variances. Product sales increased by 9% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, which resulted in an increase in direct material and labor costs of $75,000 and contributed to increased freight costs to customers of $84,000 for the period. In addition, there were increased physical inventory write offs of $103,000 and increased royalties of $31,000. Price and cost variances declined by $59,000 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

	September 30,		Change
OPERATING EXPENSES AND OTHER	2005	2004
	($ In thousands)
Three months ended:

Sales and marketing	$2,679	$2,731	(2)%
% of total revenue	50%	50%

Research and development	$1,446	$1,883	(23)%
% of total revenue	27%	35%

General and administrative	$3,073	$5,555	(45)%
% of total revenue	57%	102%

Amortization of intangibles	$314	$359	(13)%
% of total revenue	6%	7%

Nine months ended:

Sales and marketing	$8,576	$8,019	7%
% of total revenue	49%	49%

Research and development	$4,483	$5,972	(25)%
% of total revenue	26%	37%

General and administrative	$7,557	$14,022	(46)%
% of total revenue	43%	86%

Amortization of intangibles	$1,050	$1,107	(5)%
% of total revenue	6%	7%

Restructuring Costs	$185	$—	—
% of total revenue	1%	—%
     Sales and Marketing. Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $2.7 million, a decrease of $52,000 or 2% in the third quarter of fiscal 2005 compared to the comparable period in 2004. The decrease was mainly due to decreased market research of $73,000, a decrease in public relations costs of $69,000, and a decrease in bad debt expense of $64,000, offset in part by increased travel of $115,000 and increased compensation, benefits, and overhead of $39,000. We continue to focus our sales and marketing efforts on medical and mobile phone market opportunities to capitalize on our leading technologies and progress with strategic customers in order to better execute our sales strategy and build greater market acceptance for our touch technologies. We anticipate sales and marketing costs will increase in absolute dollars in future periods as we increase our investment to exploit market opportunities for our technologies.

     Sales and marketing expenses increased by $557,000 or 7% in the first nine months of fiscal 2005 compared to the comparable period in 2004. The increase was primarily the result of increased compensation, benefits, and overhead of $379,000, increased travel of $313,000, an increase in office expenses of $134,000, an increase in bad debt expense of $72,000, and an increase in shows and exhibit costs of $51,000, offset in part by a reduction in consulting fees of $286,000 and a reduction in market research expense of $107,000.
     Research and Development. Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $1.4 million, a decrease of $437,000 or 23% in the third quarter of fiscal 2005 compared to the same period in 2004. The decrease was mainly due to a reduced focus on performing development contract work, which led to a reduction in headcount and related compensation, benefits, overhead, and travel of $322,000, a decrease in consulting expense of $73,000, and a decrease in demonstration unit expenses of $23,000. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     Research and development expenses decreased by $1.5 million or 25% in the first nine months of fiscal 2005 compared to the same period in 2004. The decrease was primarily due to a decrease in compensation, benefits, and overhead of $1.2 million, a decrease in demonstration units and units needed for engineering and technical support of $84,000, decreased consulting fees of $61,000, a reduction in supplies and materials of $49,000, and decreased travel of $39,000.
     General and Administrative. Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $3.1 million, a decrease of $2.5 million or 45% in the third quarter of fiscal 2005 compared to the same period in 2004. The decrease was primarily attributable to a decrease in legal and professional fees of $2.5 million, mostly related to the litigation against Sony Computer Entertainment. Although we expect our total litigation costs to decrease in 2005 as compared to 2004, we expect that the dollar amount of general and administrative expenses to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with the appeal and other motions that Sony Computer Entertainment has made, and we expect will continue to make, and costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.
     General and administrative expenses decreased by $6.5 million or 46% in the first nine months of fiscal 2005 compared to the same period in 2004. The decrease was primarily attributable to a decrease in legal and professional fees of $6.5 million, mostly related to the litigation against Sony Computer Entertainment.
     Amortization of Intangibles. Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles was $314,000, a decrease of $45,000 or 13% in the third quarter of fiscal 2005 compared to the same period in 2004. The decrease was mainly due to certain intangible assets reaching full amortization. Amortization of intangibles decreased by $57,000 or 5% in the first nine months of fiscal 2005 compared to the same period in 2004.
     Restructuring Costs. We did not incur any restructuring costs in the third quarter of fiscal 2005 or the third quarter of fiscal 2004. Restructuring costs were $185,000 for the nine months ended September 30, 2005. No restructuring costs were incurred in the nine months ended September 30, 2004. The costs consisted of severance benefits paid as a result of our reduction in force in the first quarter of 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.
     Interest Income. Interest income consists primarily of interest income and dividend income from cash and cash equivalents. Interest income increased by $86,000 in the third quarter of fiscal 2005 compared to the same period in 2004 as a result of higher interest rates and increased cash and cash equivalents for the period compared to the comparable period of 2004, primarily due to the $20.0 million we received in December 2004 from the sale of our 5% Convertible Debentures.

     Interest income increased by $243,000 in the first nine months of fiscal 2005 compared to the same period in 2004 as a result of higher interest rates and increased cash and cash equivalents for the period compared to the comparable period of 2004, primarily due to the $20.0 million we received in December 2004 from the sale of our 5% Convertible Debentures.
     Interest Expense. Interest expense consists primarily of interest and accretion expense on our 5% Convertible Debentures and notes payable. Interest expense increased by $400,000 in the third quarter of fiscal 2005 compared to the same period in 2004, and by $1.1 million in the first nine months of fiscal 2005 compared to the same period in 2004. The increase in both periods was primarily due to interest and accretion expense on our 5% Convertible Debentures. We expect interest expense to continue to increase in 2005 compared to 2004 due to interest expense and accretion related to our 5% Convertible Debentures.
     Other Income (Expense). Other income (expense) decreased by $13,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Other income (expense) decreased by $622,000 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In the nine months ended September 30, 2004, other income (expense) included mainly accretion and dividend expense on our Series A Preferred Stock. The reduction in other income (expense) was mainly attributable to the elimination of accretion of $500,000 in payments as a result of Microsoft electing to convert its shares of our Series A Preferred Stock to common stock in April 2004. There was no accretion or dividend expense in 2005.
     Provision for Income Taxes. For the third quarter of fiscal 2005, we recorded a provision for income taxes of $12,000, comprised primarily of foreign withholding tax expense, on a pre-tax loss of $4.1 million, yielding an effective tax rate of (0.3)%. For the three months ended September 30, 2004, we recorded no provision for income taxes on a pre-tax loss of $6.9 million.
     For the nine months ended September 30, 2005, we recorded a provision for income taxes of $110,000 on a pre-tax loss of $10.0 million, yielding an effective tax rate of (1.1)%. The provision for income tax was based on federal alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $10.0 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $14.3 million in the first nine months of 2005, are taxable, thus giving rise to an overall taxable profit. For the nine months ended September 30, 2004, we recorded no provision for income taxes on a pre-tax loss of $17.9 million.
SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,094	$2,773	$10,520	$9,337
Immersion Medical	2,322	2,712	7,076	7,081
Intersegment eliminations	(29)	(34)	(191)	(98)

Total	$5,387	$5,451	$17,405	$16,320

Net Loss:

Immersion Computing, Entertainment, and Industrial	$(3,433)	$(6,385)	$(7,905)	$(15,764)
Immersion Medical	(731)	(459)	(2,293)	(2,138)
Intersegment eliminations	6	(19)	78	25

Total	$(4,158)	$(6,863)	$(10,120)	$(17,877)

     Immersion Computing, Entertainment, and Industrial Segment. Revenues from the Immersion Computing, Entertainment, and Industrial segment were $3.1 million, an increase of $321,000 or 12% in the third quarter of fiscal 2005 compared to the same period in 2004. Royalty and license revenues increased by $304,000, mainly due to increased royalties from our licensees that sell console and PC gaming peripheral products, and an increase in development contract revenues of $208,000, due primarily to the signing of new professional and industrial development contracts and performance against existing government contracts. These increases were offset in part by a decrease of $191,000 in product sales, mainly due to decreased sales of microprocessors and decreased sales of our force feedback electronics for arcade gaming. Net loss for the three months ended September 30, 2005 was $3.4 million, a decrease of $3.0 million or 46% compared to the same period in 2004. The decrease was primarily due to reduced operating expenses of $2.9 million, mainly a result of reduced litigation costs associated with our litigation against Sony Computer Entertainment, increased gross margins of $421,000, primarily due to increased revenues, offset in part by increased non-operating expenses of $325,000, mainly due to increased interest expense.
     Revenues for the first nine months of fiscal 2005 increased by $1.2 million or 13% as compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. The increase in revenue was primarily attributable to increased royalties of $1.8 million, mainly from our licensees that sell console and PC gaming peripheral products as well as royalties from our automotive licensees, and increased development contract revenue of $215,000 in the industrial, automotive and government markets, offset by a reduction in product sales of $872,000, primarily due to decreased sales of our 3D products, decreased sales of our force feedback electronics for arcade gaming, and lower sales of microprocessors . Net loss for the nine months ended September 30, 2005 decreased by $7.9 million or 50% compared to the same period in 2004. The decrease was primarily due to reduced operating expenses of $6.7 million, mainly due to lower litigation costs associated with our litigation against Sony Computer Entertainment and increased gross margin of $1.5 million, primarily due to increased revenue and higher margin royalty and license revenues accounting for a larger percentage of the revenue mix, offset in part by increased non-operating expenses of $399,000, mainly due to increased interest expense.
     Immersion Medical Segment. Revenues from Immersion Medical were $2.3 million, a decrease of $390,000 or 14% for the third quarter of fiscal 2005 compared to the same period in 2004. The decrease was due to a decrease of $374,000 in royalty and license revenue, and a decrease of $310,000 in development contract revenue, offset by an increase of $294,000 in product sales. Royalty and license revenue and development contract revenue decreased primarily due to a reduction in revenue recognized on our license and development agreements with Medtronic as a result of reduced work during the period on a development agreement. Product sales increased primarily due to increased sales in our laparoscopy and vascular access simulator platforms. Net loss for the three months ended September 30, 2005 increased by $272,000 or 59% compared to the same period in 2004. The increased net loss was mainly the result of decreased gross margin of $431,000 mainly due to decreased revenues, offset in part by decreased research and development expenses of $147,000.
     Revenues from Immersion Medical were flat for the first nine months of fiscal 2005 compared to the same period in 2004. There were, however, significant changes to revenue mix during the period. Product sales increased by $1.7 million due to increased sales of the aforementioned simulator platforms, while royalty and license revenue decreased by $842,000 and development contract revenue decreased by $831,000. Royalty and license revenue and development contract revenue decreased primarily due to a reduction in revenue recognized on our license and development agreements with Medtronic as a result of reduced work during the period on a development agreement. Decreased work performed on government contracts also contributed to the decrease in development contract revenue. Net loss for the nine months ended September 30, 2005 increased by $155,000 or 7% compared to the same period in 2004. The increase in net loss was mainly due to decreased gross margin of $671,000 due to a change in revenue mix, including the reduction of higher margin license and development contract revenue, offset in part by decreased operating expenses of $490,000 mainly due to reduced research and development spending.
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
     At September 30, 2005, our cash and cash equivalents totaled $28.7 million, up $3.2 million from $25.5 million at December 31, 2004.

     During 2003, we entered into a series of agreements with Microsoft in connection with the settling of our lawsuit against Microsoft. As part of these agreements, we may require Microsoft, at our discretion, to buy up to $6.0 million of our 7% Senior Redeemable Convertible Debentures, at a rate of $2.0 million per annum plus any amounts not purchased in the prior 12 months, for the two years ending July 2007. As of September 30, 2005, we had not sold any of these 7% Debentures to Microsoft.
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
     Net cash provided by operating activities during the nine months ended September 30, 2005 was $2.7 million, a change of $11.9 million from the $9.2 million used during the nine months ended September 30, 2004. Cash provided by operations during the nine months ended September 30, 2005 was comprised primarily of an increase in deferred revenue and customer advances of $14.2 million, mainly due to the payments and interest thereon of approximately $14.3 million from Sony Computer Entertainment and an increase of $416,000 due to a change in prepaid expenses and other current assets. Cash provided by operations during the nine months ended September 30, 2005 was reduced by our $10.1 million net loss which was offset in part by noncash charges and credits of $2.0 million, including $1.1 million in amortization of intangibles, $575,000 in depreciation, and $476,000 in accreted interest expense on our 5% Convertible Debentures. Cash provided by operations during the nine months ended September 30, 2005 was further impacted by a decrease of $2.6 million due to a change in accounts payable mainly due to the timing of payments to vendors and a decrease of $1.2 million due to a change in inventories.
     Net cash used in investing activities during the nine months ended September 30, 2005 was $1.3 million, compared to $1.9 million used in investing activities during the nine months ended September 30, 2004, a decrease of $633,000. Net cash used in investing activities during the period consisted of a $768,000 increase in other assets, primarily due to capitalization of external patent filing and application costs, and $542,000 used to purchase capital equipment.
     Net cash provided by financing activities during the nine months ended September 30, 2005 was $1.5 million compared to $1.1 million provided during the nine months ended September 30, 2004. Net cash provided by financing activities for the period consisted of issuances of common stock and exercises of stock options in the amount of $1.5 million offset by issuance costs of our 5% Convertible Debentures of $55,000.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. Although our legal costs decreased during 2005 compared to 2004 as a result of completion of the trial phase of the litigation, we will continue to incur significant additional expenses associated with post-judgment motions and an appeal process related to our litigation against Sony Computer Entertainment. We anticipate that capital expenditures for the year ended December 31, 2005 will total approximately $750,000 in connection with anticipated upgrades to operations and infrastructure. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation, or have to repay the compulsory license previously received, or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. This could result in substantial dilution to our stockholders Although we expect to be able to raise additional capital, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
     Our 5% Convertible Debentures accrue interest at 5% per annum. Accordingly, we are required to make interest payments in the amount of $1.0 million per annum until such time as the 5% Convertible Debentures are either converted to common stock or mature. Commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the Conversion Price for at least 20 consecutive trading days, and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004 (in thousands):

			2006 and	2008 and	2010 and
Contractual Obligations	Total	2005	2007	2009	later
Long-term debt and interest	$25,000	$1,025	$2,000	$21,975	$—
Capital lease obligations	1	1	—	—	—
Operating leases	4,092	881	1,548	1,423	240

Total contractual obligations	$29,093	$1,907	$3,548	$23,398	$240

     In addition to the amounts included in the above table, effective November 1, 2005, we leased approximately 6400 square feet of facility space to replace expiring leases at our Montreal location. Monthly rent is approximately $8,000 per month and the lease expires in October 2010.
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
     We have not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share, if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25), are disclosed in Note 1 of the unaudited condensed consolidated financial statements. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described above) chosen for adopting SFAS No. 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements of the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. The provisions of this statement are applicable for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We are currently evaluating the impact this statement will have on our financial position, results of operation, or cash flows.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $124 MILLION AS OF SEPTEMBER 30, 2005, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
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
     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the Federal Circuit to appeal the Court’s January 10, 2005 Order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 Order. On May 16, 2005, the Federal Circuit ordered a stay of the appeal pending an appeal from a final judgment. Sony Computer Entertainment has made payments to Immersion pursuant to the Court’s orders. Although Immersion has received the payments, we may be required to return them and any future payments based on the outcome of an appeals process.
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
     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or importation into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement. The District Court also awarded Immersion court costs of approximately $515,000 as part of the final judgment. Court costs do not include attorneys’ fees. Sony Computer Entertainment filed a motion requesting that the Court review the cost award and award a lower amount. Sony Computer Entertainment’s motion was referred to a Special Master. The parties currently are awaiting the decision of the Special Master.
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
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar request for reexamination of the ‘213 Patent. On July 6, 2005, Immersion filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied this petition. After the PTO ordered the reexaminations on August 17, 2005, Immersion filed a subsequent petition with the PTO on September 12, 2005 requesting that the PTO suspend the reexaminations pending the outcome of Sony Computer Entertainment’s appeal to the Federal Circuit. Sony Computer Entertainment opposed Immersion’s petition on September 26, 2005. The PTO has not yet issued a decision on this second petition.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art that Sony Computer Entertainment contends Immersion concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. On August 9, 2005, the Court reopened discovery until October 1, 2005, limited to the issues raised in Sony Computer Entertainment’s motion. The Court’s August 9, 2005 Order also states that the Court will notify the parties if it decides to hear oral argument on the motion; otherwise the matter will be taken under submission on the papers. During the months of September and October 2005, the parties engaged in discovery, including depositions of Mr. Thorner and other witnesses. On October 12, 2005, Immersion filed its opposition to Sony Computer Entertainment’s motion, along with supporting evidence, to rebut Sony Computer Entertainment’s allegations and articulate Immersion’s position regarding why Sony Computer Entertainment is not entitled to relief under Rule 60(b). Sony Computer Entertainment filed its reply papers on October 26, 2005. Immersion disputes and intends to vigorously defend itself against these allegations.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the Federal Circuit. Sony Computer Entertainment filed its Opening Brief on October 21, 2005 appealing the District Court’s judgment concerning validity of the ‘333 patent, Sony Computer Entertainment’s infringement of the ‘213 patent, the March 24, 2005 Order in Immersion’s favor regarding Sony Computer Entertainment’s allegations of inequitable conduct, and the District Court’s permanent injunction. Immersion’s Opposition Brief is currently due December 7, 2005. On September 26, 2005, Sony Computer Entertainment filed a motion to stay its appeal pending the outcome of its motion seeking relief pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. On October 13, 2005, Immersion filed its opposition, and on October 24, 2005 Sony Computer Entertainment filed its reply in support of its motion to stay the appeal. The Federal Circuit has denied Sony Computer Entertainment’s motion to stay the appeal.
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
     As part of Immersion’s settlement with Microsoft on July 25, 2003, Immersion provided Microsoft with sublicense rights to pursue certain license arrangements directly with game platform vendors including Sony Computer Entertainment which, if consummated, would result in payments to Immersion. Microsoft’s sublicense rights under that agreement expired on July 25, 2005, without any grant being given by Microsoft to any game platform vendors, including Sony Computer Entertainment. However, in the event we settle our lawsuit with Sony Computer Entertainment, we still will be obligated to pay certain sums to

Microsoft as described in Note 8. If Sony Computer Entertainment ultimately was successful on appeal or in the reexamination process, the judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
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
     In addition, after we enter into an agreement, it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in a manner that we did not foresee or was not foreseeable at the time we entered into the agreement. As a result, in the agreement, we may have granted rights that will preclude or restrict our exploitation of potentially lucrative new opportunities that arise after the execution of the agreement.
PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND AND COULD EXPOSE US TO LOSS.
     Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations.

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
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are us and three of our current or former officers or directors (the “Immersion Defendants”) and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
     The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of Immersion from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.
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
     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006 to consider final approval of the settlement.
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

Industry and Technology Risks
WE HAVE LITTLE OR NO CONTROL OR INFLUENCE ON OUR LICENSEES’ DESIGN, MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE GENERATE ROYALTY REVENUE.
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended September 30, 2005 and 2004, 27% and 28%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2005 and 2004, 36% and 32%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
     Peak demand for products that incorporate our technologies, especially in the video console gaming and computer gaming peripherals market, typically occurs in the fourth calendar quarter as a result of increased demand during the year-end holiday season. If our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.
     Most of our current gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Should a significant video game console maker choose to omit touch-enabling capabilities from a video game console system, this may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues.
     Microsoft, Sony, and Nintendo are all launching new video game console systems in the coming months. Historically, according to data from the NPD Group, sales of console peripherals by third-party suppliers grow to about 65% or more of total market share near the end of the life cycle of a console system. When next-generation console systems are released third-party peripheral product sales initially account for 30% or less of total market share. This percentage increases as the console model ages. As mentioned already, most of our current gaming royalty revenue is from third-party peripheral makers. Consequently, when new console introductions take place over the next year, our gaming royalty revenue will likely decrease from current levels. Microsoft has announced release dates for its new Xbox 360 system of November 22nd in North America, December 2nd in Europe, and December 10th in Japan. The Sony PlayStation 3 and Nintendo Revolution are expected to launch sometime in 2006.
BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING IN THE GAMING MARKET AND OTHER CONSUMER MARKETS MIGHT DECLINE IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.
     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to Immersion’s worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by Immersion’s patents. Immersion also granted to Microsoft a limited right, under Immersion’s patents relating to touch technologies, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third-party customers of Microsoft’s or Microsoft’s subsidiaries’ products (other than Sony Corporation, Sony Computer Entertainment Inc., Sony Computer Entertainment of America Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid Immersion a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.
     For the upcoming Microsoft Xbox 360 next-generation video console system, which is expected to be available to consumers late 2005, Microsoft has to date, not licensed the rights to produce wireless controllers to any third party peripheral makers. Wireless game controllers account for a significant and growing portion of our royalty revenue, including revenue from Logitech and Mad Catz. Therefore, by retaining the market for wireless Xbox 360 game controllers exclusively for itself, Microsoft will likely significantly increase its market share of all aftermarket game controller sales, the effect of which is likely to reduce our gaming royalty revenue.
LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Logitech accounts for a significant portion of our revenue. For the three months ended September 30, 2005 and 2004, we derived from Logitech 8% and 7%, respectively, of our total revenue. For the nine months ended September 30, 2005 and 2004, Logitech accounted for 11% and 9%, respectively, of our total revenue. We expect that Logitech will continue to account for a significant portion of our total revenue. If Logitech fails to achieve anticipated sales volumes for its computer and console gaming peripheral products that incorporate our technologies, our total revenue may decline.
MAD CATZ HAS ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF MAD CATZ TO ACHIEVE SALES VOLUMES FOR ITS GAMING PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Mad Catz has in the past accounted for, and may in the future account for a significant portion of our total revenue. For the three months ended September 30, 2005 and 2004, we derived 7% and 6%, respectively, of our total revenue from Mad Catz. For the nine months ended September 30, 2005 and 2004, Mad Catz accounted for 9% and 6%, respectively, of our total revenue. We expect that a significant portion of our total revenue will continue to be derived from Mad Catz. If Mad Catz fails to achieve anticipated sales volumes for its gaming peripheral products that incorporate our technologies, our total revenue may decline.
MEDTRONIC HAS ACCOUNTED FOR A LARGE PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, OR A REDUCTION IN DEVELOPMENT WORK BY MEDTRONIC MAY REDUCE OUR TOTAL REVENUE.
     For the three months ended September 30, 2005 and 2004, we derived 3% and 18%, respectively, of our total revenue from Medtronic. For the nine months ended September 30, 2005 and 2004, Medtronic accounted for 9% and 19%, respectively, of our total revenue. If our royalty and license revenue from or our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline. In addition, under our agreements with Medtronic, we are required to refund monies that Medtronic has advanced to us under certain circumstances. If we are required to refund monies to Medtronic, our business and operations may suffer.
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
WE DEPEND ON A NUMBER OF SINGLE SUPPLIERS TO PRODUCE SOME OF OUR MEDICAL SIMULATORS AND MAY LOSE CUSTOMERS IF THESE SUPPLIERS DO NOT MEET OUR REQUIREMENTS.
     We have one supplier for some of our custom medical simulators. Any disruption in the manufacturing process from this sole supplier could adversely affect our ability to deliver our products and ensure quality workmanship and could result in a reduction of our product sales. Additionally, the single supplier could increase prices and thereby erode our margins before we are able to find an alternative source.

BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.
     Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies is currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface. Modifications and new versions of Microsoft’s operating system (including DirectX and the upcoming Windows Vista anticipated to launch in late 2006) may require that Immersion and/or Immersion’s licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
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
COMPLIANCE WITH THE RESTRICTION OF HAZARDOUS SUBSTANCES (RoHS) DIRECTIVE IN THE EUROPEAN UNION MAY INCREASE OUR COSTS AND LIMIT OUR REVENUE OPPORTUNITIES.
     The RoHS directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury, and certain fire retardants in electronics placed on the market after July 1, 2006. We have not yet quantified the potential effect of this new directive on our products, but the directive may require changes to our products that may be costly and this may have a negative impact on our net income. We are currently in discussions with our suppliers and working with them so that we will be in compliance as of the effective date of the RoHS directive. If we are unable to make our products compliant by the effective date, we will not be able to ship them in the European Union and/or any other region that adopts the directive until such time that they are compliant, and this may limit our revenue opportunities.
THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THEIR WIDESPREAD ADOPTION.
     Personal computer and console gaming peripherals, mobile phones, touch panels, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., Ltd., BMW, Logitech, Microsoft, and Samsung have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.
OUR RELATIONSHIP WITH MEDTRONIC, A MEDICAL DEVICE COMPANY, MAY INTERFERE WITH OUR ABILITY TO ENTER INTO DEVELOPMENT AND LICENSING RELATIONSHIPS WITH MEDTRONIC’S COMPETITORS.
     In February 2003, we entered into an agreement with Medtronic, a medical device company, in which we granted Medtronic a right of first negotiation. This right of first negotiation applies to any agreement, which we refer to as a “Proposed Agreement,” under which we would grant a third-party rights to use specified Immersion intellectual property in specified fields of use. Under the terms of the right of first negotiation, we must notify Medtronic if we have received a written offer from a third party to enter into a Proposed Agreement, or if we are seeking to find a third party to enter into a Proposed Agreement. Medtronic has the exclusive right, for a period of forty days, to negotiate with us regarding the material terms of the Proposed Agreement. If, during such forty-day period, we fail to reach agreement in principle with Medtronic upon the material terms of the Proposed Agreement, then we will have twelve months after the expiration of such forty-day period to enter into an agreement with the applicable third party, provided that the terms of such agreement are, in the aggregate, more favorable to us than the offer that Medtronic presented or the terms under which we initially sought to find a third party to enter into the Proposed Agreement. The right of first negotiation ceases to apply to any Proposed Agreement for which we and Medtronic reach agreement in principle upon the material terms during the applicable forty-day period, but thereafter do not execute a definitive agreement within 145 days after the expiration of such forty-day period. In addition, Medtronic’s right of first negotiation terminates upon the second anniversary of the completion of a development project to be undertaken by us for Medtronic. This right of first negotiation or our relationship with Medtronic may impede, restrict, or delay our ability to enter into development or license agreements with large medical device companies that compete with Medtronic. Any restriction in our ability to enter into development or license agreements with other medical device companies would adversely affect our revenues.
IF WE FAIL TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES, OUR FINANCIAL CONDITION AND OPERATIONS MAY SUFFER.
     Our medical simulation products, such as our Endovascular AccuTouch® System, our Hysteorscopy AccuTouch System, and our Laparascopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the utility of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase sales of medical simulators at a satisfactory rate. Any failure to increase sales of our medical simulation products will harm our business.
THIRD-PARTY VALIDATION STUDIES MAY NOT DEMONSTRATE ALL THE BENEFITS OF OUR MEDICAL TRAINING SIMULATORS, WHICH COULD AFFECT CUSTOMER MOTIVATION TO BUY.
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
     Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”) and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products as a training and/or testing vehicle, market penetration for our products could be significantly and adversely affected.
WE HAVE LIMITED DISTRIBUTION CHANNELS AND RESOURCES TO MARKET AND SELL OUR MEDICAL SIMULATION AND THREE-DIMENSIONAL SIMULATION AND DIGITIZING PRODUCTS, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS, WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.
     We have limited resources for marketing and selling medical simulation or three-dimensional simulation and digitizing products either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our simulation products. A number of our distributors represent small, specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting simulation products. There can be no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, that we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our simulation products could have a material adverse effect on our product revenues.
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
     The product development process for automobiles is very lengthy, sometimes longer than four years. We do not earn per unit royalty revenue on our automotive technologies unless and until automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer or a supplier to an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the per unit automotive royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle or the option packages if our technology is an option (for example, a navigation unit), which is likely to be determined by many factors beyond our control.
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
WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.
     We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations and litigation costs. We have taken measures to control our costs and will continue to monitor these efforts. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past five years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to take on more debt or issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.
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
IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.
     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of September 30, 2005, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to effect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.
FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE
SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.
     If we fail to maintain the adequacy of our internal controls, as standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business and stock price.
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
     As of September 30, 2005, we had outstanding $20.0 million of fixed-rate long-term convertible debentures. The holders of our 5% Convertible Debenture have the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into our common shares at a price of $7.0265 per common share, the conversion price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. We refer to this as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. Commencing on December 23, 2005, if the daily volume-weighted average price of our common shares has been at or above 200% of the conversion price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
     Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective at a reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In re Immersion Corporation
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are us and three of our current or former officers or directors (the “Immersion Defendants”) and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
     The operative amended complaint is brought on purported behalf of all persons who purchased the common stock of Immersion from the date of the IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.
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
     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006 to consider final approval of the settlement.
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
     On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the Federal Circuit to appeal the Court’s January 10, 2005 Order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of

Appeal to include an appeal from the Court’s February 9, 2005 Order. On May 16, 2005, the Federal Circuit ordered a stay of the appeal pending an appeal from a final judgment. Sony Computer Entertainment has made payments to Immersion pursuant to the Court’s orders. Although Immersion has received the payments, we may be required to return them and any future payments based on the outcome of an appeals process.
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
     Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or importation into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe Immersion’s patents. The Court stayed the permanent injunction pending appeal to the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of Immersion and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement. The District Court also awarded Immersion court costs of approximately $515,000 as part of the final judgment. Court costs do not include attorneys’ fees. Sony Computer Entertainment filed a motion requesting that the Court review the cost award and award a lower amount. Sony Computer Entertainment’s motion was referred to a Special Master. The parties currently are awaiting the decision of the Special Master.
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
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar request for reexamination of the ‘213 Patent. On July 6, 2005, Immersion filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied this petition. After the PTO ordered the reexaminations on August 17, 2005, Immersion filed a subsequent petition with the PTO on September 12, 2005 requesting that the PTO suspend the reexaminations pending the outcome of Sony Computer Entertainment’s appeal to the Federal Circuit. Sony Computer Entertainment opposed Immersion’s petition on September 26, 2005. The PTO has not yet issued a decision on this second petition.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art that Sony Computer Entertainment contends Immersion concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. On August 9, 2005, the Court reopened discovery until October 1, 2005, limited to the issues raised in Sony Computer Entertainment’s motion. The Court’s August 9, 2005 Order also states that the Court will notify the parties if it decides to hear oral argument on the motion; otherwise the matter will be taken under submission on the papers. During the months of September and October 2005, the parties engaged in discovery, including depositions of Mr. Thorner and other witnesses. On October 12, 2005, Immersion filed its opposition to Sony Computer Entertainment’s motion, along with supporting evidence, to rebut Sony Computer Entertainment’s allegations and articulate Immersion’s position regarding why Sony Computer Entertainment is not entitled to relief under Rule 60(b). Sony Computer Entertainment filed its reply papers on October 26, 2005. Immersion disputes and intends to vigorously defend itself against these allegations.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court judgment to the Federal Circuit. Sony Computer Entertainment filed its Opening Brief on October 21, 2005 appealing the District Court’s judgment concerning validity of the ‘333 patent, Sony Computer Entertainment’s infringement of the ‘213 patent, the March 24, 2005 Order in Immersion’s favor regarding Sony Computer Entertainment’s allegations of inequitable conduct, and the District

Court’s permanent injunction. Immersion’s Opposition Brief is currently due December 7, 2005. On September 26, 2005, Sony Computer Entertainment filed a motion to stay its appeal pending the outcome of its motion seeking relief pursuant to Rule 60(b) of the Federal Rules of Civil Procedure. On October 13, 2005, Immersion filed its opposition, and on October 24, 2005 Sony Computer Entertainment filed its reply in support of its motion to stay the appeal. The Federal Circuit has denied Sony Computer Entertainment’s motion to stay the appeal.
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
     As part of Immersion’s settlement with Microsoft on July 25, 2003, Immersion provided Microsoft with sublicense rights to pursue certain license arrangements directly with game platform vendors including Sony Computer Entertainment which, if consummated, would result in payments to Immersion. Microsoft’s sublicense rights under that agreement expired on July 25, 2005, without any grant being given by Microsoft to any game platform vendors, including Sony Computer Entertainment. However, in the event we settle our lawsuit with Sony Computer Entertainment, we still will be obligated to pay certain sums to Microsoft as described in Note 8. If Sony Computer Entertainment ultimately was successful on appeal or in the reexamination process, the judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees. We currently believe it is unlikely that our patents will be deemed invalid and/or unenforceable in connection with the post-judgment motions or appeal by Sony Computer Entertainment. We cannot at this time estimate the amount of a possible loss associated with the possible impairment, if any, of these assets nor can we forecast the amount of any future revenue streams that may be affected.
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
Date: November 7, 2005

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