Form 10-K
period 2005-12-31
IMMERSION CORP
filed 2006-03-10
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $89,325,651 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 24, 2006: 24,404,338

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statements for the 2006 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2005 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve many risks and uncertainties, including those identified in the section of this report entitled “Risk Factors,” which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Our forward-looking statements include our projections about our business under Item 1, “Business,” and our statements regarding our future financial performance, which are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

Immersion Corporation was founded in 1993, and we consummated our initial public offering on November 12, 1999. Our common stock trades on the Nasdaq Stock Market under the symbol IMMR. Immersion Corporation is a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer, entertainment, industrial, medical simulation, mobile communications, and three-dimensional design and simulation. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial and 2) Immersion Medical.

In markets where our touch technologies are a small piece of a larger system, such as mobile phones and controls for automotive interfaces, we license our technologies or software products to manufacturers who integrate them into their products and sell the end product(s) under their own brand names. In some markets, we have brand visibility on consumer packaging, end-user documentation, and in software applications. In other markets, such as medical simulation, touchscreen input devices, and three-dimensional computer-aided design, we manufacture and sell products under our own Immersion brand name, through direct sales, distributors, and value-added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.

Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 500 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

Haptics and Its Benefits

The science of haptics refers to tactile and kinesthetic information that supplies a tangible representation of the environment to the human sensory system. The term “force feedback” has often been used to mean haptics in general, though haptics is actually comprised of two types of sensing and two types of technologies. Tactile sensing refers to an awareness through stimulation of the skin, which can be accessed through vibro-tactile technologies.

Kinesthetic sensing refers to an awareness through the position of body parts and their movement, which can be accessed using force feedback technologies. Without our perception of haptic information, it would be hard to believe that something is tangible. Unlike sight and hearing, which are mainly input systems, touch is bi-directional, allowing us to both feel (take in information) and manipulate (have an effect on something).

All human senses are complementary, contributing to our perception of the environment. Without one of them, our perception would change — and without touch, any motor action, such as typing, peeling an orange, or opening a door would be extremely difficult. A person’s sense of touch and the haptic information it interprets is a critical part of our interactions with the world.

In the world of computers and digital devices and controls, haptic feedback is often lost. To replace the lost sensation of touch, input/output devices can create the physical forces, known as haptic feedback, force feedback, touch feedback, or tactile feedback. These forces are exerted by actuators, usually motors, which are built into consumer devices such as joysticks, steering wheels, gamepads, and mobile phones. Actuators can also be designed into more sophisticated devices used in automotive, industrial, medical, or retail kiosk and point-of-sale systems, such as digital switches, rotary controls, and touchscreens. Our programmable haptic technologies embedded in touch-enabled devices can give users the physical sensations of interacting with rough textures, smooth surfaces, viscous liquids, compliant springs, solid barriers, deep or shallow detents, jarring vibrations, heavy masses, and rumbling engines.

As a user operates a touch-enabled device, such as a joystick, motors within the device apply computer-modulated forces that resist, assist, and enhance the manipulations. These forces are generated based on software algorithms and mathematical models built to produce appropriate sensations. For example, when simulating the feel of interacting with a solid wall or barrier, a computer program can signal motors within a force feedback joystick to apply forces that emulate the impenetrability of the wall. The harder the user pushes, the harder the motors push back. When simulating the placement of cardiac pacing leads, a computer program can signal actuators to apply forces that would be encountered when navigating coronary pacing leads through a beating heart. These forces can be synchronized with appropriate simulations of an electrocardiogram, blood pressure, heart rate, and fluoroscopy displays. When simulating the feel of pressing a button, a computer program can signal actuators attached to a touchscreen to apply forces that emulate the button’s particular press and release characteristics. Even though the user touches a screen that is flat, our technology delivers the perception that the button is pushed inward.

For mobile phones, our software can control the motor used in substantially all phone models, thereby enhancing the output — from a simple on-off buzz to a rich palette of tactile communications. Our programmable haptic system can be used, for example, to advise users of the identity of an incoming caller, supply vibrations signifying an emotion in a text message, provide a tactile alert, and aid in general navigation and operation. Ringtones can also be haptically enhanced, allowing users to feel the beat of a particular song. Mobile games are made more engaging and enjoyable by adding vibro-tactile effects to particular events such as explosions, car crashes, and bowling strikes.

The mathematical models that control motors may be simple modulating forces based on a function of time. These forces can produce jolts and vibrations for example. More complex forces can emulate surfaces, textures, springs, and damping. All forces can be synchronized with audio, video, or application program logic. For example, a series of individual simulated forces can be combined to give the seamless feel of a complex interaction, like driving a sports car, which might include the centrifugal forces in the steering wheel, the vibration of the road surface, the revving of the engine, and the bass beat of a song.

We believe the programmability of our haptic products is a key differentiator over purely electro-mechanical systems and can drive the further adoption of digital devices. A programmable device can supply a tactile response appropriate to the context of operation for systems and devices of many types. These tactile cues can help users operate more intuitively or realize a more enjoyable or natural experience. Used in combination with sight and sound cues, touch feedback adds a compelling, engaging, multimodal aspect to the user interface. Our haptic products and technologies can also add a tactile quality to interactions that have been devoid of tactile confirmation, such as when using a touchpad or touchscreen. The confirmation and navigational cues obtained by programmable haptics can aid in performance and accuracy and increase user satisfaction. The addition of programmable haptics can help in the conversion from purely mechanical rotary controls to digital devices or from a mechanical keyboard, switch, or button interface to an electronic touchscreen.

Programmability also supplies more flexibility in terms of the types of responses that are possible (such as nonlinear or dynamic qualities), in upgradeability, in consistent performance that will not degrade over time, and in the potential for personalized settings.

Multiple mechanical controls can be consolidated into one versatile programmable control, which can save space and improve ergonomics. Conversely, one programmable control device can be implemented as many different types of controls with context-appropriate touch feedback, which can simplify inventory.

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

The multimedia revolution also made the medical simulation business possible. By the 1990s, high-end workstations enabled renderings of the human anatomy to be displayed with never before possible realism. Companies were founded to harness this new technology and turn it into safer and more effective teaching aides for medical personnel.

However, the multimedia revolution also highlighted a shortcoming in simulation products. Even though medical graphics and animations looked incredibly realistic, they could not possibly convey what it actually feels like to break through a venal wall with a needle or cut through the tissue surrounding the gall bladder. In the case of flight simulation, graphics and sound could not possibly convey what it actually feels like to fight the flight yoke or flight stick out of a steep dive or through a sharply banked turn. Only hands-on experience provided this critical component of learning.

So by the mid 1990s, these new industrial and consumer multimedia products were in need of enhanced haptic technology that could provide the sensations similar to an actual hands-on experience. We were founded in 1993 to bring the critical sense of touch back into the user’s experience. By combining 1) the basic concepts used in the military flight simulators of the 1960s, 2) state-of-the-art advancements in robotic controls, 3) advancements in the understanding of how the human sense of touch works, and 4) advancements in computing power, we were able to significantly reduce the cost and size of haptic solutions while increasing the quality of the simulated forces. Some of our early technology was used in the world’s first consumer force feedback peripherals for computer video games, such as flight sticks and steering wheels. These products not only looked and sounded more realistic, they allowed users to feel haptic effects that simulated, for example, textures, bouncing and hitting a ball, and vibrations from gun fire. In addition, with our technology, sophisticated medical simulators offered medical professionals the ability to practice and enhance their surgical and other procedural skills in a way not previously possible.

Continued advancements in size, power, and cost reductions have pushed the adoption of haptics technology even further into those industries, as well as into new ones. Our TouchSense® technology is now incorporated into computer and console gaming systems, and in products such as gamepads, joysticks, and steering wheels for Sony’s PlayStation and PlayStation 2, Microsoft’s Xbox and Xbox 360, Nintendo’s GameCube, and the PC and Apple Macintosh computer. Furthermore, more than 1,300 Immersion Medical simulators have been deployed at hospitals and medical schools throughout the United States and abroad, including Beth Israel Deaconess Medical Center, Mayo Clinic (Rochester, MN), Northwestern University, Rush University Medical Center, St. Mary’s Hospital (London), and Stanford University.

Over the past few years, the ever-increasing demands of connectivity, interactivity, and functionality have driven advancements in mobile phone capabilities. Improvements focused on processing power, data communications bandwidth, operating system sophistication, and memory, as well as user interface design, high-resolution color displays, stereo speakers, and motor and case design. As a result, our TouchSense software and technology used in the gaming market is now being deployed as VibeTonz® software products for mobile phone handsets.

Although the first touchscreens were introduced in the early 1970s, their broad acceptance and proliferation didn’t occur until the mid to late 1990s. Since their introduction, advancements in computing power, operating systems, graphical user interfaces, and multimedia software, combined with gradual cost reductions, have today made the touchscreen the user interface device of choice for many applications. In 2005, we announced a TouchSense technology solution to enable enhanced tactile cues for providing a more intuitive, personal, and natural experience for the user. Instead of just feeling the passive touchscreen surface, users perceive that buttons press and release, just as physical buttons and switches do, creating a class of products we call active touchscreens.

Our haptic technologies are also now used by corporate industrial designers and by researchers from the National Aeronautics and Space Administration (NASA), Stanford University, and the Massachusetts Institute of Technology (MIT). Automobiles manufactured by BMW, Mercedes-Benz, Rolls Royce, and Volkswagen use programmable haptic controls powered by Immersion technology. In addition, we offer 3D capture and interaction products to help game developers, mechanical designers, animators, and other professionals reduce production time and streamline the workflow process. Today, we believe that as computing power increases and pushes multimedia capabilities into new areas, even more opportunities will be created for our programmable haptic technologies.

Our Solutions

Our goal is to change the way people interact with digital devices by engaging their sense of touch. Core competencies include our understanding of how interactions should feel and our knowledge of how to use technology to achieve that feeling. Our strength in both of these areas has resulted in many novel applications.

We believe that our touch-enabled products and technologies give users a more complete, intuitive, enjoyable, and realistic experience. Our patented designs include software elements such as real-time software algorithms and authoring tools, and specialized hardware elements, such as motors, sensors, transmissions, and control electronics. Together, these software and hardware elements enable tactile sensations that are context-appropriate within the application.

We have developed haptic systems for many types of hardware input/output devices such as computer mice, joysticks, mobile phones, rotary devices, touchscreens, and flexible and rigid endoscopy devices for medical simulations.

We have developed many mechanisms to convey forces to the user’s hands or body. These include vibro-tactile actuators, direct drive or cable driven mechanisms, and other proprietary devices that supply textures and vibration, resistance, and damping forces to the user.

To develop our real-time electronic actuator controllers, we had to address challenges such as size, accuracy, resolution, frequency, latency requirements, power consumption, and cost. Our control solutions include both closed-loop and open-loop control schemes. In closed-loop control, the firmware reads inputs from the input/output devices, and then calculates and applies the output forces in real time based upon the input data. In open-loop control, a triggering event will activate the firmware to calculate and send the output signal to the actuator in real time.

We have developed many software solutions for various operating systems and computing platforms including mobile handset operating systems. Our inventions include many generations of authoring tools for creating, visualizing, modifying, archiving, and experiencing haptic feedback.

Licensed Solutions

In markets where our touch technology is a small piece of a larger system (such as mobile phones and controls for automotive interfaces), we license our technologies or software products to manufacturers who integrate them into their products sold under their own brand names.

We offer our expertise to our licensees to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards.

Turn-key Engineering and Integration Services.  We offer engineering assistance including technical and design assistance and integration services that allows our licensees to incorporate our touch-enabling products and technologies into their products at a reasonable cost and in a shortened time frame. This allows them to get to market quickly by using our years of haptic development expertise. We offer product development solutions including product software libraries, design, prototype creation, technology transfer, component sourcing, development/integration kits, sample source code, comprehensive documentation, and other engineering services. In addition, we ensure a quality end-user experience by offering testing and certification services to a number of licensees.

Authoring Tools.  We license authoring tools that enable software developers to quickly design and incorporate custom touch feedback into their own applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptic device. The tools are the equivalent of a computer-aided design application for haptics. Our authoring tools support vibro-tactile haptic devices (such as mobile phones and vibro-tactile gaming peripherals), as well as kinesthetic haptic devices (such as rotary devices, joysticks, and medical training systems). Various haptic effect parameters can be defined and modified and the result immediately experienced. Our authoring tools run on mainstream operating systems such as Microsoft Windows.

Application Programming Interfaces (“APIs”).  Our APIs provide haptic-effect generation capability. This allows designers and programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, and other devices) to allow flexibility and reusability. Others are crafted to meet the needs of a particular customer or industry.

Compatible with Industry Standards.  We have designed our hardware and software technologies for our licensees to be compatible with industry hardware and software standards. Our consumer technologies operate across multiple platforms and comply with such standards as Microsoft’s entertainment application programming interface DirectX and a standard communications interface, Universal Serial Bus (“USB”). Our APIs are supported on Windows and Macintosh platforms and are capable of being ported onto other operating systems such as for mobile phones, automobiles, and industrial controls. Software plug-ins and API extensions are available for several platforms so that programmers can add our touch technology into their applications. Most of our software technology has been designed to be platform independent. Our software supports many operating systems including Windows, Windows CE, BREW/REX (from QUALCOMM), Java (J2SE), VxWorks, and Linux, and many communication protocols including USB, CAN Bus, and serial.

Manufactured Product Solutions

We produce our products using both contracted and in-house manufacturing capabilities. In some markets, we manufacture and sell products under the Immersion brand name through a combination of direct sales, distributors, and value-added resellers. These products include:

•	medical simulation systems used for training medical professionals in minimally invasive medical procedures including vascular access, endoscopy, hysteroscopy, laparoscopy, and endovascular;

•	components used in our touchscreen solution;

•	programmable rotary control modules for operating a wide range of devices;

•	digitizers used to construct detailed 3D computer models and to perform accurate part inspections;

•	a 3D interaction product line consisting of hand-centric hardware and software solutions for animating hand movements and allowing users to manipulate virtual objects with their hands; and

•	electronics and force feedback devices for arcade games, university research, and other industrial applications.

Our Strategy

We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:

Pursue Royalty-based Licensing Model for High Volume Applications of Our Technologies.  We believe that the most effective way to proliferate our touch-enabling technologies, where touch is a small part of a larger system, is to license and embed it in high volume applications. We have licensed our intellectual property to numerous manufacturers of joysticks, gamepads, and steering wheels, and to a manufacturer of video console gaming systems, all of which are targeted at consumers. In addition, our technologies have been licensed to automotive manufacturers and automotive parts suppliers for use in automotive controls. We have licensed our software products that create touch feedback effects in mobile handsets to manufacturers of mobile phones, wireless operators, and content developers. We intend to expand the number and scope of our licensing relationships in the future.

In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. Our licensing model includes an up-front license fee and/or a per-unit royalty paid by the manufacturer that may be a fixed fee or a percentage of the selling price of the final touch-enabled product. In addition, our consumer-products’ licensees generally have branding obligations. The prominent display of our TouchSense or VibeTonz technology logo on retail packaging generates customer awareness for our technologies.

Pursue Product Sales in Lower-volume Applications through Multiple Channels.  For lower-volume emerging applications of our technologies, such as medical simulation systems, active touchscreens, and three-dimensional and design products, our strategy is to manufacture and sell products through direct sales, distributors, and value-added resellers. The Immersion Computing, Entertainment, and Industrial segment sells products that consist primarily of digitizers, such as the MicroScribe® line, specialized whole-hand sensing gloves and software, such as the CyberGlove® II wireless glove, CyberGrasp® system, and CyberForce® armature that permit simulated interaction with three-dimensional environments, and TouchSense components and software for our touchscreen and rotary control solutions. Our Immersion Medical segment currently sells medical simulation devices that simulate intravenous catheterization, endovascular interventions, and laparoscopic, hysteroscopic, and endoscopic procedures.

Secure Licensees and Customers in New Markets for Touch-enabling Technology and Software Products.  We believe that our touch-enabling technologies can be used in virtually all areas of computing and communication. We initially focused on computer gaming applications for personal computers and dedicated game consoles, an area in which key companies have accepted our technologies. We have broadened our focus in additional applications including automotive controls, industrial equipment controls, touchscreens, and mobile phones, and secured several new licensees in these areas. We intend to pursue additional applications for our technologies.

Facilitate Development of Touch-enabled Products.  Our success depends on the development of touch-enabled products by our licensees and customers. To enable that development, we offer design packages that include sample hardware, software, firmware, and related documentation, and offer our technical expertise on a consulting basis. We will continue to devote significant resources to facilitate the development of touch-enabled products by our licensees and customers.

Expand Software Support for Our Touch-enabling Technologies.  In addition to licensing our intellectual property or software products and supporting licensee product development efforts, we have focused on expanding software support for our touch-enabling technologies. For example, we license authoring and programming tools to customers in support of vibro-tactile haptic devices (such as mobile phones, vibro-tactile gaming peripherals, and touchscreens) as well as kinesthetic haptic devices (such as rotary devices, joysticks, and steering wheels). Using our authoring tools, various haptic-effect parameters can be defined and modified, and the result can be immediately experienced on the target device.

Our APIs provide an extensive haptic-generation capability and allow designers and programmers to focus on enabling their target applications with haptic effects instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. One focus of our marketing efforts is to promote the adoption of our touch-enabling technologies by software developers in certain markets. We have developed the VibeTonz Studio Software Development Kit (“SDK”) and TouchSense SDK that contain items such as programming or authoring tools, documentation, tutorials, and software files containing sample touch effects. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications. We also worked closely with Microsoft on the Microsoft DirectX Software Development Kit, contributing to the API specification and offering our own authoring tools, documentation, tutorials, and sample program to supplement the DirectX SDK.

Expand Market Awareness.  We promote adoption of our touch-enabling technologies by increasing market awareness as appropriate in our various market segments. We believe that it is important to increase awareness among potential customers and, in some markets, end users. As a part of many of our consumer-product license agreements, we require our licensees to use our trademarks and logos to create brand awareness among consumers. To generate awareness of our technologies and our licensees’ products, we participate in industry tradeshows, maintain ongoing contact with industry press, and provide product information on our Web site. To generate increased awareness and sales leads, we execute marketing campaigns specific to each market. These campaigns for a specific market may include public relations, direct mail, Internet marketing, advertising, tradeshows, and/or public speaking at industry events.

Develop and Protect Touch-enabling Technology.  Our success depends in part on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies with particular emphasis on mobile-phone, tactile-touchscreen, and medical-simulation product offerings. We have also secured technology by acquisition and may do so again in the future. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights across all of our businesses.

Immersion Computing, Entertainment, and Industrial Segment

Products and Markets

We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996 under the I-FORCE trademark. We have transitioned our branding to the TouchSense trademark, which extends beyond gaming to other applications of our haptics-related products and services.

Gaming

We have licensed our TouchSense intellectual property to Microsoft for use in its products and to Apple Computer for use in its Macintosh operating system. We have also licensed our TouchSense intellectual property to over 20 gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, to bring haptic technology to PC platforms including both Microsoft Windows and Macintosh operating systems, as well as to video game consoles, such as the Microsoft Xbox. For the years ended December 31, 2005, 2004, and 2003, 11%, 10%, and 5%, respectively, of total revenues were from Logitech.

Currently, there are consumer PC joysticks sold using TouchSense technology, including the Wingman Force 3D Pro from Logitech; the Cyborg evo Force from Saitek; and the Top Gun Afterburner Force Feedback Joystick from ThrustMaster. There are also PC steering wheel gaming peripherals licensed under the TouchSense brand, including the MOMO Racing, NASCAR Racing, and Formula Force GP from Logitech; the FGT 2-in-1 Force

Feedback from Guillemot; and the R440 Force Feedback Wheel from Saitek. There are PC gamepads that use TouchSense technology, including the Cordless Rumblepad 2 and Rumblepad 2 from Logitech; the Dual Trigger 2-in-1 Rumble Force from ThrustMaster; and the P2500 from Saitek.

In the video game console peripheral market, we have licensed our patents for use in hundreds of spinning-mass tactile feedback devices from various manufacturers including Logitech, Mad Catz, Intec, Joytech, Radica, NYKO, Saitek, Hori, Gemini, and Griffin. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation and PlayStation 2 from Sony; and the GameCube and N64 from Nintendo.

For the years ended December 31, 2005, 2004, and 2003, 27%, 24%, and 16%, respectively, of our total revenues were PC and console gaming revenues.

In the arcade entertainment market, our products include steering wheel control electronics that provide industrial strength and quality force feedback that enable very realistic simulations. Our commercial-quality joystick provides a similar user experience and has been used in theme-park attractions and flight-training applications.

In the casino and bar-top amusement market, in 2005 we signed an agreement with 3M Touch Systems that allows manufacture and distribution of its MicroTouch touch screens with our TouchSense technology.

Mobility

We have developed the VibeTonz System, an integrated, programmable vibro-tactile application development and runtime environment for handset OEMs, mobile operators, and application developers. The VibeTonz System enables mobile handset users to send and receive a wide range of vibro-tactile haptic effects independently from or in synchronicity with audio, video, and application program content. The VibeTonz System consists of VibeTonz Mobile Player, a lightweight and powerful vibration playback system that is embedded in the phone, and VibeTonz Studio SDK, including a PC-based composition tool for creating VibeTonz effects for inclusion in content and applications such as ringtones, games, and user interface enhancements.

In 2005, our Mobility business achieved many milestones towards greater market acceptance of our products:

•	Samsung launched four VibeTonz-enabled phones in 2005. By the end of 2005, six wireless operators that serve a total of approximately 140 million subscribers worldwide offered a VibeTonz-enabled phone. These included SK Telecom and Korea Telecom Freetel, the number one and two operators in Korea, and Verizon Wireless, MetroPCS, Sprint Nextel, and Alltel in the U.S. The phones ranged from models targeted at the youth and mobile gaming segments to a mid-market phone supplying VibeTonz-enhanced usability features such as ringers, alerts, and a call dropped cue.

•	We signed license agreements with mobile content providers AG Interactive, Pulse Interactive, Indiagames, I-play, and Superscape. Several companies including Verizon, Samsung, SK Telecom, and Alltel, began selling VibeTonz-enhanced downloadable games.

•	SKY Teletech in South Korea became the second handset manufacturer to sign a multiyear, worldwide license agreement for the VibeTonz System.

•	We joined the Symbian Platinum Partner Program to help simplify and speed the integration of the VibeTonz System on mobile phones that use the Symbian OS.

Automotive

In recent years there has been a proliferation of automotive sub-systems, which are directly accessed by drivers and passengers. These include telephone, navigation, climate controls, personal comfort, and audio, video, and satellite radio entertainment systems. As a result, there has been an increase in the number of physical control devices in the automotive center console, creating space and driver distraction problems.

We have developed TouchSense technology for both rotary controls and touchscreens appropriate for use in automobiles. TouchSense rotary technology can consolidate the control of multiple systems into a single module that provides the appropriate feel for each function. This allows the driver convenient access to many systems and supplies context-sensitive cues for operation. TouchSense touchscreen technology provides tactile feedback for an otherwise unresponsive surface. Programmable haptic touchscreen, touch surface, and rotary controls of many types can be used to provide a space-saving, aesthetic look and a confirming response for the driver that can help reduce glance time.

We are also conducting various funded development efforts and providing tools and evaluation licenses to several major automobile manufacturers and suppliers who have expressed interest in touch-enabled automobile controls.

BMW was the first automobile manufacturer to license our TouchSense rotary technology for use in controls starting with its 2002 7 Series sedan model. BMW has also included our technology in the Rolls Royce and in some models of its 5 Series and 6 Series starting in 2003. Siemens VDO Automotive has licensed our technology for use in the high-end Volkswagen Phaeton sedan. ALPS Electric, also a licensee, has produced a haptic rotary control that has been included in the new Mercedes-Benz S class sedan currently being sold.

In 2005, Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices, licensed a broad range of TouchSense technology for use in products sold to automotive OEMs and their suppliers. Europe’s largest automaker, Volkswagen, also licensed TouchSense technology for use in its vehicles.

For the years ended December 31, 2005, 2004, and 2003, 8%, 8%, and 6%, respectively, of our total revenues were Automotive revenues.

3D and Mechanical CAD Design

Our three-dimensional and mechanical computer-aided design products allow users to create three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. These products include the MicroScribe product line, which contains sensor and microprocessor technologies that allow users to measure or digitize physical objects simply by tracing their contours with a stylus. Third-party software records the three-dimensional measurements or geometry of the object and reproduces it on the screen as a three-dimensional computer model. In another application, third-party software compares the desired dimensions to three-dimensional measurements of an actual part to determine if it is within tolerance. Taken together, these capabilities support high-accuracy parts inspection, reverse engineering, game development, animation, and filmmaking applications.

We manufacture and sell the CyberGlove system, a fully instrumented glove that accurately measures the movement of a user’s hand and, used in conjunction with our software, maps the movement to a graphical hand on the computer screen. In 2005, we released a new wireless version of the CyberGlove system. Users can “reach in and manipulate” digital objects similar to physical objects. The CyberTouchtm system is a CyberGlove product with a vibro-tactile feedback option that provides users with appropriate feedback when individual fingers contact digital objects. The CyberGrasp system is an option for the CyberGlove product that adds kinesthetic force feedback to the fingertips. With a CyberGrasp system, users can actually feel the shape and malleability of 3D graphical objects being held in the fingertips and manipulated on the screen. The CyberForce product is an enhanced, grounded, force feedback product. Incorporating our TouchSense technologies, a CyberForce system allows users to experience sensations similar to the CyberGrasp, but with whole-arm, whole-hand, as well as fingertip interactions.

Our software products for our whole-hand interfaces include VirtualHand® SDK, VirtualHand for MotionBuilder, and VirtualHand for V5. VirtualHand SDK is a software toolkit that helps users integrate our whole-hand glove-based interface products into specific applications. VirtualHand for MotionBuilder lets users acquire, edit, and blend motion animation in Alias’ MotionBuilder real-time capture software. VirtualHand for V5 leverages our relationship with Dassault Systemes by bringing our glove-based products directly into the CATIA V5 and ENOVIA V5 environments, allowing for real-time interaction with digital prototypes for the evaluation of ergonomics, assembly, and maintainability of products. Users may develop multiple digital-design iterations to replace the need for physical prototypes, thereby reducing costs and time to market.

In addition to these 3D products, we manufacture and sell specialized products such as computer peripherals that are not touch-enabled, but incorporate related advanced computer peripheral technologies. These specialized peripherals include the SoftMouse®, a high performance, nonhaptic mouse optimized for use in geographic information systems and mapmaking.

For the years ended December 31, 2005, 2004, and 2003, 17%, 19%, and 25%, respectively, of our total revenues were 3D and mechanical CAD design revenues.

Sales and Distribution

Sales of these products generally do not experience seasonal fluctuations, except for royalties from gaming peripherals, which tend to be significantly higher during the year-end holiday shopping season. However, there may be variations in the timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Our products incorporate readily available commercial components. There are no unusual working capital requirements in the Computing, Entertainment, and Industrial segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for revenue information for the past three years.

In the PC and video console gaming, mobility, and automotive markets, we establish licensing relationships through our business development efforts.

In mobility, sales relationships must be established with operators, handset manufacturers, and content developers worldwide. We have signed license agreements with mobile handset manufacturers for the incorporation of the VibeTonz System into certain mobile phone handsets. We have established relationships with CDMA platform developer QUALCOMM, Incorporated and with smartphone operating system developer Symbian, Ltd. Discussions are ongoing with other handset manufacturers, operators, and content developers in the United States, Europe, and Asia.

We employ a direct sales force in the United States, Europe, and Asia to license our VibeTonz software products. In gaming, our sales force is also augmented through co-marketing arrangements. As part of our strategy to increase our visibility and promote our touch-enabling technology, our consumer-products license agreements generally require our licensees to display the TouchSense or VibeTonz technology logo on their end products.

We sell our touchscreen products to OEMs and system integrators, such as 3M Touch Systems, Advanced Input Systems, and StacoSwitch, using a worldwide direct sales force. In addition, the technology is licensed to large customers in automotive and other markets.

In the automotive market, we use a worldwide direct sales force to work with vehicle manufacturers and component suppliers. We have also licensed our technology to Methode and ALPS Electric, leading automotive component suppliers, as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry.

The MicroScribe product line, along with first- and third-party hardware accessories and companion software, is sold through an international network of over 75 resellers. In addition to direct sales, our 3D whole-hand interaction products are distributed, sold, and supported by a growing worldwide network of over 20 international and domestic resellers. We have marketing relationships or contracts with leading 3D CAD/CAM and interaction companies, including Dassault Systemes, a worldwide leader in product lifecycle management software.

Competition

With respect to touch-enabled consumer products, we are aware of several companies that claim to possess touch feedback technology applicable to the consumer market, but we do not consider these products to be significant competition. In addition, we are aware of several companies that currently market unlicensed touch feedback products in consumer markets. We are engaged in litigation with two of these companies, Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc., regarding infringement of our patents.

Several companies also currently market touch feedback products that are competitive to ours in nonconsumer markets. These companies could also shift their focus to the consumer market. In addition, our licensees or other companies may develop products that compete with products employing our touch-enabling technologies, but are based on alternative technologies, or develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. Many of our licensees, including Microsoft, Logitech, Samsung, and others have greater financial and technical resources upon which to draw in attempting to develop computer peripheral or mobile phone technologies that do not make use of our touch-enabling technologies.

With respect to our MicroScribe product line, we believe the G2 model, aimed primarily at the design, animation, and reverse engineering markets, competes favorably with other digitizing technologies, such as laser scanning and sonic systems, and with other articulated arm models, which are all of higher accuracy and higher price than these markets generally require. The MicroScribe MX model, aimed at high-accuracy manufactured parts inspection and reverse engineering markets, competes favorably on price to other coordinated measurement machine (CMM) models manufactured by Faro Technologies and Romer CimCore which is a part of Hexagon AB. It also competes favorably with these competitors for many types of projects where accuracy measurement tolerances are greater than 0.004-inch.

SensAble Technologies currently sells high-end 3D sculpting and design products that employ haptics. We believe that SensAble’s products compete on some level with our 3D interaction products. Competitors to our CyberGlove data glove include Fifth Dimension Technologies, Phoenix Technologies, and Measurand.

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

Immersion Medical

Products and Markets

We have developed numerous simulation technologies that can be used for medical training and testing. By enabling a medical simulator to more fully engage users’ sense of touch, our technologies can support realistic simulations that are effective in teaching medical students, doctors, and other health professionals what it feels like to perform a given procedure. The use of our simulators allows these professionals to perfect their practice in an environment that poses no risks to patients, where mistakes have no dire consequences, and where animal or cadaver use is minimized. We partner with leading medical technology companies, such as Medtronic Inc. and Terumo Cardiovascular Systems Corporation, to develop products that closely simulate not only the look, but also the feel, of performing actual medical procedures.

We have five medical simulation product lines: the CathSim® AccuTouch® System, which simulates vascular access procedures such as intravenous catheterization and phlebotomy; the Endoscopy AccuTouch System, which simulates endoscopy procedures, including bronchoscopy and lower and upper GI endoscopic procedures; the Endovascular AccuTouch System, which simulates endovascular interventions, including cardiac pacing, angiography, angioplasty, and carotid and coronary stent placement; the Laparoscopy AccuTouch System, consisting of simulation hardware that can be integrated with third-party software for laparoscopic surgical procedure simulation; and the Hysteroscopy AccuTouch System, which simulates hysteroscopy procedures. These systems are used for training and educational purposes to enable health professionals to feel simulated forces that they would experience during actual medical procedures, such as encountering an unexpected obstruction in an artery. The systems provide a realistic training environment augmented by real-time graphics that include anatomic models developed from actual patient data and high-fidelity sound that includes simulated patient responses.

All our AccuTouch products, except for the laparoscopic system, are comprised of a hardware system, an interface device, and software modules that include several cases of increasing difficulty, allowing users to develop their skills by experiencing a broad range of pathologies in differing anatomical conditions.

We design each product line to maximize the number of procedures that can be simulated with minimal additional customer hardware investment. These systems then enable potential additional sales of software to the installed base of hardware systems. We believe the relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 25 various software modules available that replicate such medical procedures as intravenous catheterization, peripherally inserted central catheters (PICC), bronchoscopy, colonoscopy, cardiac pacing, carotid and coronary angioplasty, and hysteroscopy.

For the years ended December 31, 2005, 2004, and 2003, 11%, 17%, and 18%, respectively, of our total revenues were from Medtronic.

Sales and Distribution

Sales of these products may experience seasonal fluctuations related to teaching hospitals’ summer residency programs. In addition, there may be variations in timing of revenue recognition from the sale of systems with upgrade rights and from development contracts. The latter may depend on numerous factors including contract milestones and timing of work performed against the contract. Most raw materials used in the manufacturing of our products are readily available commercial components. There are no unusual working capital requirements in the Medical segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for revenue information for the past three years.

With respect to medical simulation products, we employ a direct sales force in the U.S. that markets simulation systems to hospitals, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military, medical device companies, and other organizations involved in procedural medicine. We have eight regional medical sales representatives in the United States. We also have one independent sales representative in Europe and 28 resellers outside the U.S.

For the years ended December 31, 2005, 2004, and 2003, 40%, 42%, and 47%, respectively, of our total revenues were Medical revenues.

Competition

There are several companies that currently sell simulation products to medical customers. Some simulators target the same minimally invasive procedures as do ours, while others sell mannequin-based systems for emergency response training. All simulators compete at some level for the same funding in medical institutions. Competitors include Simbionix USA Corporation, Mentice Corporation, Laerdal Medical AS, Medical Education Technologies, Inc., and Medical Simulation Corporation. The principal competitive factors are the type of medical procedure being simulated, technological sophistication, and price. We believe we compete favorably on all three.

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

Licensee Interaction.  In order to increase the successful design and adoption of our technology or software products in a licensee’s product, we make efforts to ensure clear communication between us and our customers. Typically, collaborative development efforts are structured using a four-phase approach including Product Definition, Concept Development, Detail Design, and Production Design phases. At the conclusion of each phase, a review meeting is held with team members from both companies to examine what was discovered and the conclusions that were reached during that portion of the project. These reviews provide an excellent opportunity to reassess the project direction and product viability prior to entering subsequent phases. The continuation of our development effort is contingent upon successful completion of prior phases. This method ensures that the customer’s financial risk is minimized and that project deliverables remain consistent with the goals established in the Product Definition phase.

The four-phase design process is typically used for designing new systems when the solution is not known beforehand. For software product solutions, the integration of our products (for example, firmware for mobile phones) requires a straightforward approach, providing integration kits that include comprehensive documentation, libraries, and source code. We work with the customer to guarantee conformance to a standard and to ensure that third-party developers can expect a consistent set of haptically enabled devices in the field.

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

For the years ended December 31, 2005, 2004, and 2003, our research and development expenses were $6.0 million, $8.0 million, and $7.9 million, respectively.

Intellectual Property

We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third-parties, licensing arrangements, and other contractual agreements with third parties to protect our intellectual property.

We and our wholly owned subsidiaries hold more than 500 issued or pending patents in the U.S. and other countries covering various aspects of our hardware and software technologies. Some of our current U.S. patents begin to expire starting in 2007.

Where we feel it is appropriate, we will engage the legal system to protect our intellectual property rights. For example, we filed a complaint against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. (collectively “Sony Computer Entertainment”) on February 11, 2002 in the U.S. District Court for the Northern District Court of California. On September 21, 2004, a jury returned a verdict favorable to us in our patent infringement suit against Sony Computer Entertainment. Judgment was entered in our favor and we were awarded $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. Additionally, the Court issued a permanent injunction (stayed pending appeal) against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system. Sony Computer Entertainment has appealed the judgment to the United States Court of Appeals for the Federal Circuit. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation. See Item 3. “Legal Proceedings” for further details and discussion.

Investor Information

You can access financial and other information in the Investor Relations section of our Web site at www.immersion.com. We make available, on our Web site, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

The charters of our audit committee, our compensation committee, and our nominating committee, and our code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) are also available at our Web site under “Corporate Governance.” These items are also available to any stockholder who requests them by calling +1 408.467.1900.

The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

As of December 31, 2005, we had 127 full-time and 6 part-time employees, including 42 in research and development, 46 in sales and marketing, and 45 in legal, finance, administration, and operations. As of that date, we also had 6 independent contractors. None of our employees is represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2006.

Name	Position with the Company	Age

Victor Viegas	President, Chief Executive Officer, and Director	48
Stephen Ambler	Chief Financial Officer and Vice President, Finance	46
Richard Vogel	Senior Vice President and General Manager, Immersion Medical	52
Michael Zuckerman	Senior Vice President and General Manager, Industrial Business Group	49

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

Mr. Michael Zuckerman was appointed Senior Vice President and General Manager for the Industrial business unit in October 2004. He joined Immersion as Senior Vice President of Marketing in October 2003. From June 2000 to October 2003, he held various positions including Vice President of Marketing at Verity Inc., a provider of intellectual capital management solutions. From November 1998 to June 2000, he served as Director of Sales, then Vice President of Marketing, and then Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products. Before Sensar, Mr. Zuckerman worked for S.C. Bernstein & Co., an investment management firm, from December 1997 to November 1998. From January 1997 to December 1997 Mr. Zuckerman held the position of Chief Operating Officer for LocalEyes Corporation, an Internet search and directory service company. Prior to joining LocalEyes Corporation, Mr. Zuckerman served as Vice President, Development Operations for File Tek, Inc., a software company, from January 1995 to December 1996. Mr. Zuckerman also held other positions with File Tek, including Vice President, Sales and Marketing. Mr. Zuckerman holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland.

Item 1A.  Risk Factors

You should carefully consider the following risks and uncertainties, as well as other information in this report and our SEC filings, before you invest in our common stock. Investing in our common stock involves risk. If any of the following risks or uncertainties actually occur, our business, financial condition, or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently believe are immaterial could also materially adversely affect our business, financial condition, or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also the Forward-looking Statements discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Factors That May Affect Future Results

Company Risks

We had an accumulated deficit of $127 million as of December 31, 2005, have a history of losses, will experience losses in the future, and may not achieve or maintain profitability.

Since 1997, we have incurred losses in every fiscal quarter. We will need to generate significant ongoing revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	protect and enforce our intellectual property, including the costs of our continuing litigation against Sony Computer Entertainment;

•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled technologies and products;

•	increase our sales and marketing efforts; and

•	pursue strategic relationships.

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

Our convertible debentures provide for various events of default, such as the termination of trading of our common stock on the Nasdaq Stock Market and specified change of control transactions. If an event of default or change of control occurs prior to maturity, we may be required to redeem all or part of the convertible debentures, including payment of applicable interest and penalties. Some of the events of default include matters over which we may have some, little, or no control. Many other events of default are described in the agreements we executed when we issued the convertible debentures. If an event of default or a change of control occurs, we may be required to repay the entire amount, plus liquidated damages, in cash. Any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible debentures, nor do we anticipate doing so.

Our current litigation against Sony Computer Entertainment and others is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

On February 11, 2002, we filed a complaint against Microsoft Corporation (“Microsoft”), Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. (collectively “Sony Computer Entertainment”) in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, we filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.

On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and both parties agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between us and Microsoft.

On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of us. The jury found all the asserted claims of the patents valid and infringed. The jury awarded us damages in the amount of $82.0 million. On January 10, 2005, the Court awarded us prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay us a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of Judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide us with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. Sony Computer Entertainment has made quarterly payments to us pursuant to the Court’s orders. Although we have received payments, we may be required to return them and any future payments based on the outcome of the appeals process.

On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order.

On January 5 and 6, 2005, the Court held a bench trial on Sony Computer Entertainment’s remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of us. On March 24, 2005, Judge Wilken also entered judgment in our favor and awarded us $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. We were also awarded certain court costs. Court costs do not include attorneys’ fees.

Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of us and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties have negotiated an agreement pursuant to which the funds on deposit with the Court may be deposited in an escrow account at JP Morgan Chase.

On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, we filed a Petition to dismiss, stay or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and we filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted our petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination; we have opposed this petition. The PTO has not yet issued a decision on Sony Computer Entertainment’s third petition. Sony Computer Entertainment also filed ex parte reexamination requests on the claims of the ‘333 and ‘213 Patents on December 13, 2005.

On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with this appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; we filed an Opposition Brief on December 5, 2005. Due to the cross appeal by Internet Services LLC (“ISLLC”) (see below), the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. We expect the briefing for the appeal to be concluded by all parties by the end of March 2006.

On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends we concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. We dispute and intend to vigorously defend ourselves against these allegations. Briefing is complete, and a hearing was held before Judge Wilken on

January 20, 2006. On March 8, 2006, the Court denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety.

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

In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 9 to the consolidated financial statements. If Sony Computer Entertainment ultimately were successful on appeal or in the reexamination process, the Judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.

Internet Services LLC Litigation

On October 20, 2004, ISLLC, a Company licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against us alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and us, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against us that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, we filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ’213 and ’333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims.

ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC; we expect the briefing for the appeal to be concluded by all parties by the end of March 2006.

On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of our Judgment and recovery against Sony Computer Entertainment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated in District Court. Our response to the complaint is due on March 16, 2006.

Litigation regarding intellectual property rights could be expensive, disruptive, and time consuming; could result in the impairment or loss of portions of our intellectual property; and could adversely affect our business.

Intellectual property litigation, whether brought by us or by others against us, has been in the past, and could result in the future, in the expenditure of significant financial resources and the diversion of management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we could not develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.

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

We have entered into, and we expect to continue to enter into, agreements pursuant to which our licensees are granted rights under our technology and intellectual property. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories, and may include exclusive rights or sublicensing rights. We refer to the license terms and restrictions in our agreements, including, but not limited to, field of use definitions, market sector, and product category definitions, collectively as “License Provisions.”

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

We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are Immersion and three of our current or former officers or directors (the “Immersion Defendants”) and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

The operative amended complaint is brought on purported behalf of all persons who purchased our common stock from the date of our IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving us, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to us, on the basis that the complaint alleged that we had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2005, 2004, and 2003, 37%, 37%, and 30%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.

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

Most of our current gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. These requirements and restrictions could be in the form of hardware technical specifications, software technical specifications, security specifications, component vendor specifications, licensing terms and conditions, or other forms. If third-party peripheral makers can not or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. The recently launched Microsoft Xbox 360 ships with touch-enabling capabilities built-in, and the upcoming next generation Nintendo Revolution has been reported by Nintendo to have touch-enabling capabilities. However, no announcements have been made regarding the touch-enabling capabilities of the upcoming next-generation Sony console system.

Microsoft launched its next-generation Xbox 360 video game console in November 2005, and it is anticipated that Sony and Nintendo will launch their new next-generation video game console systems in 2006. Historically, according to data from the NPD Group, sales of console peripherals by third-party suppliers grow to about 65% or more of total market share near the end of the life cycle of a console system. When next-generation console systems are released third-party peripheral product sales initially account for 30% or less of total market share. This percentage increases as the console model ages. Most of our current gaming royalty revenue is from third-party peripheral makers. Consequently, with the new console introductions already beginning and continuing to take place over the year, our gaming royalty revenue will likely decrease from current levels, which may hurt our business.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets might decline if Microsoft increases its volume of sales of touch-enabled gaming products and consumer products at the expense of our other licensees.

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We also granted to Microsoft a limited right, under our patents relating to touch technologies, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third-party customers of Microsoft’s or Microsoft’s subsidiaries’ products (other than Sony Corporation, Sony Computer Entertainment Inc., Sony Computer Entertainment of America Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid us a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not licensed the rights to produce wireless controllers to any third-party peripheral makers. Wireless game controllers account for a significant and growing portion of our royalty revenue, including revenue from Logitech and Mad Catz. Therefore, by retaining the market for wireless Xbox 360 game controllers exclusively for itself, Microsoft will likely significantly increase its market share of all aftermarket game controller sales, the effect of which is likely to reduce our gaming royalty revenue.

Logitech accounts for a significant portion of our revenue and the failure of Logitech to achieve sales volumes for its gaming peripheral products that incorporate our touch-enabling technologies may reduce our total revenue.

Logitech accounts for a significant portion of our revenue. For the years ended December 31, 2005, 2004, and 2003, 11%, 10%, and 5%, respectively, of our total revenues were derived from Logitech. We expect that Logitech will continue to account for a significant portion of our total revenue. If Logitech’s sales volumes for its computer and console gaming peripheral products that incorporate our technologies decline, our total revenue may decline.

Medtronic accounts for a significant portion of our revenues and a reduction in sales to Medtronic, or a reduction in development work for Medtronic, may reduce our total revenue.

Medtronic accounts for a significant portion of our revenue. For the years ended December 31, 2005, 2004, and 2003, 11%, 17%, and 18%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.

Automotive royalties will be reduced if BMW were to abandon its iDrive system or remove our technology from the iDrive.

Our largest royalty stream from the automotive industry is currently from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complex user interface, which we did not design. Nevertheless, this negative press may cause BMW to abandon the iDrive controller or to redesign it and/or remove our technology from it. The design cycle time for major automotive systems like iDrive is typically two to five years. One or more of the current BMW product lines may go through replacement or redesign and during that cycle the iDrive controller may be replaced or removed. Historically, BMW has often launched its newest technology in its 7 Series. We also believe that the current 7 series is due for redesign by 2008 and that our technology may, or may not, be part of the redesigned iDrive. A decline in our royalties from BMW will harm our business.

We depend on third-party suppliers, and our revenue and/or results of operations could suffer if we fail to manage supplier issues properly.

Our operations depend on our ability to anticipate our needs for components and products for a wide variety of systems, products, and services, and our suppliers’ ability to deliver sufficient quantities of quality components, products, and services at reasonable prices in time for us to meet critical schedules. We may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers, other problems experienced by suppliers, or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues, or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. We could lose time-sensitive sales, incur additional freight costs, or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

Additionally, our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality, or other considerations. In addition, new products that we introduce may use custom components obtained from only one source initially, until we have evaluated whether there is a need for additional suppliers. The performance of such single source suppliers may affect the quality, quantity, and price of supplies to us. Accordingly, our revenue and/or results of operations could be adversely impacted by such events.

Because personal computer peripheral products that incorporate our touch-enabling technologies currently must work with Microsoft’s operating system software, our costs could increase and our revenues could decline if Microsoft modifies its operating system software.

Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface. Modifications and new versions of Microsoft’s operating system (including DirectX and the upcoming Windows Vista anticipated to launch in late 2006) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

Reduced spending by corporate or university research and development departments may adversely affect sales of our three-dimensional and professional products.

Any economic downturn could lead to a reduction in corporations’ or university budgets for research and development in sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of digitizers, could be adversely affected by cuts in corporate research and development budgets.

Competition between our products and our licensees’ products may reduce our revenue.

Rapid technological change, short product life cycles, cyclical market patterns, declining average selling prices, and increasing foreign and domestic competition characterize the markets in which we and our licensees compete. We believe that competition in these markets will continue to be intense and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline.

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

Any future periods of rapid economic and technological change may place significant strains on our managerial, financial, engineering, and other resources. In particular, because our technologies are complex, if the economy weakens, an unusually high level of managerial effectiveness in anticipating, planning, coordinating, and meeting our operational needs as well as the needs of our licensees may be required.

The market for certain touch-enabling technologies and touch-enabled products is at an early stage and if market demand does not develop, we may not achieve or sustain revenue growth.

The market for certain of our touch-enabling technologies and certain of our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions, or the timing of commercial acceptance of these products.

Even if our touch-enabling technologies and our licensees’ touch-enabled products are ultimately widely adopted, widespread adoption may take a long time to occur. The timing and amount of royalties and product sales that we receive will depend on whether the products marketed achieve widespread adoption and, if so, how rapidly that adoption occurs.

We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees, component customers, and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies. Negative product reviews or publicity about our products, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technologies in the future.

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

Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in signing up new automotive licensees for not-yet-commercialized technology when their components suppliers may not yet be able to meet the car companies’ stringent quality and parts availability standards;

•	difficulty in signing up new gaming licensees, as well as losing our existing gaming licensees, if we are not successful in the litigation with Sony Computer Entertainment; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry having a license or without enough phones in the market that incorporate our technologies.

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

If we fail to protect and enforce our intellectual property rights, our ability to license our technologies and generate revenues would be impaired.

Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or the patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments or they may choose to challenge one or more of our patents. It is also possible that:

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

If we fail to develop new or enhanced technologies for new applications and platforms, we may not be able to create a market for our technologies or our technologies may become obsolete, and our ability to grow and our results of operations might be harmed.

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

The RoHS Directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury, and certain fire retardants in electronics placed on the market after July 1, 2006. We have not yet quantified the potential full effect of this new Directive on our products, but the Directive will require changes to some of our products that may be costly and this may have a negative impact on our revenues and results of operations. We are currently in discussions with our suppliers and working with them so that we can be in compliance as of the effective date of the RoHS Directive. If we are unable to, or decide not to make our products compliant by the effective date, we will not be able to ship them in the European Union and/or any other region that adopts the Directive until such time that they are compliant, and this may limit our revenue opportunities.

The higher cost of products incorporating our touch-enabling technologies may inhibit or prevent their widespread adoption.

Personal computer and console gaming peripherals, mobile phones, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., Ltd., BMW, Logitech, Microsoft, and Samsung have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.

If we fail to increase sales of our medical simulation devices, our financial condition and operations may suffer.

Our medical simulation products, such as our Endovascular AccuTouch System and our Laparascopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to help train healthcare professionals. As a result, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the usefulness of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase or maintain sales of medical simulators at a satisfactory rate. Any failure to increase sales of our medical simulation products will harm our business.

Third-party validation studies may not demonstrate all the benefits of our medical training simulators, which could affect customer motivation to buy.

In medical training, validation studies are generally used to confirm the usefulness of new techniques, devices, and training methods. For medical training simulators, several levels of validation are generally tested: content, concurrent, construct, and predictive. A validation study performed by a third party, such as a hospital, a teaching institution, or even an individual healthcare professional, could result in showing little or no benefit for one or more types of validation for our medical training simulators. Such validation study results published in medical journals could impact the willingness of customers to buy our training simulators, especially new simulators that have not previously been validated. Due to the time generally required to complete and publish additional validation studies (often more than a year), the negative impact on sales revenue could be significant.

Medical licensing and certification authorities may not recommend or require use of our technologies for training and/or testing purposes, significantly slowing or inhibiting the market penetration of our medical simulation technologies.

Several key medical certification bodies, including the American Board of Internal Medicine, or ABIM and the American College of Cardiology, or ACC, have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products as a training and/or testing tool, market penetration for our products could be significantly and adversely affected.

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

If the medical simulation market develops as we anticipate, we believe that we will have a greater number of competitors. This increased competition may result in the decline of our revenue and may cause us to reduce our selling prices.

Competition in the mobility or touchscreen markets may increase our costs and reduce our revenue.

If the mobility or touchscreen markets develop as we anticipate, we believe that we will face a greater number of competitors. These potential competitors may have significantly greater financial and technical resources than we do, and the costs associated with competing with such potential competitors could be significant. Additionally, increased competition may result in the reduction of our market share and/or cause us to reduce our prices, which may result in a decline in our revenue.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.

Our stock price may fluctuate regardless of our performance.

The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, such as the suit currently filed against us.

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

Issuance of the shares of common stock upon conversion of debentures, exercise of stock options, and exercise of warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The issuance of shares of common stock in the following circumstances will dilute the ownership interest of existing stockholders: (i) upon conversion of some or all of the convertible debentures (ii) upon exercise of some or all of the stock options, and (iii) upon exercise of some or all of the warrants. Any sales in the public market of the common stock issuable upon such conversion or upon such exercises, respectively, could adversely affect prevailing market prices of our common stock. In addition, the existence of these convertible debentures, stock options, and warrants may encourage short selling by market participants.

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

We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations and litigation costs. We have taken measures to control our costs and will continue to monitor these efforts. In addition, Sony Computer Entertainment has made payments to us pursuant to the Court’s orders. Although we have received the payments, we may be required to return them and any future payments based on the outcome of an appeals process. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past five years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to take on more debt or issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.

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

To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of December 31, 2005, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq National Market, it would likely be more difficult to affect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. These changes and other legal changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs. In addition, insurers are likely to increase premiums as a result of high claims rates over the past year, which we expect will increase our premiums for our various insurance policies. Further, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires us, as of January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R may have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing, and distribution functions for the Immersion Computing, Entertainment, and Industrial operating segment. Products produced in San Jose include our MicroScribe G2 and MX digitizers, our CyberGlove line of whole-hand sensing gloves and three-dimensional software products, and several of our professional and industrial products, including the SoftMouse, rotary encoders, components to enable tactile feedback in touchscreens, and various arcade products. The lease for this property expires in June 2010.

We lease a facility in Montreal, Quebec, Canada of approximately 6,400 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for administration and research and development functions. The lease for this property expires in October 2010.

We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, for the Immersion Medical operating segment. The facility is used for sales, marketing, administration, research and development, manufacturing, and distribution functions. Products assembled and distributed in Gaithersburg include five medical simulators: the CathSim AccuTouch System, the Endoscopy AccuTouch System, the Endovascular AccuTouch System, the Laparoscopy AccuTouch System, and the Hysteroscopy AccuTouch System. The lease for this property expires in May 2009.

We lease office space in Kangnam-Ku, Seoul, Korea. The facility is used for sales and marketing support and research and development functions. This lease expires in September 2006.

We believe that our existing facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

In re Immersion Corporation

We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are Immersion and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

The operative amended complaint is brought on purported behalf of all persons who purchased our common stock from the date of our IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving us as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to us, on the basis that the complaint alleged that we had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

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

On July 28, 2003, we announced that we had settled our legal differences with Microsoft, and both parties agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between us and Microsoft.

On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of us. The jury found all the asserted claims of the patents valid and infringed. The jury awarded us damages in the amount of $82.0 million. On January 10, 2005, the Court awarded us prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay us a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of Judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide us with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. Sony Computer Entertainment has made quarterly payments to us pursuant to the Court’s orders. Although we have received payments, we may be required to return them and any future payments based on the outcome of the appeals process.

On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order.

On January 5 and 6, 2005, the Court held a bench trial on Sony Computer Entertainment’s remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of us. On March 24, 2005, Judge Wilken also entered judgment in our favor and awarded us $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. We were also awarded certain court costs. Court costs do not include attorneys’ fees.

Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of us and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties have negotiated an agreement pursuant to which the funds on deposit with the Court may be deposited in an escrow account at JP Morgan Chase.

On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, we filed a Petition to dismiss, stay or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and we filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted our petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213

Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination; we have opposed this petition. The PTO has not yet issued a decision on Sony Computer Entertainment’s third petition. Sony Computer Entertainment also filed ex parte reexamination requests on the claims of the ’333 and ’213 Patents on December 13, 2005.

On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with this appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; we filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. We expect the briefing for the appeal to be concluded by all parties by the end of March 2006.

On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends we concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. We dispute and intend to vigorously defend ourselves against these allegations. Briefing is complete, and a hearing was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety.

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

In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 9 to the consolidated financial statements. If Sony Computer Entertainment ultimately were successful on appeal or in the reexamination process, the Judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.

Internet Services LLC Litigation

On October 20, 2004, ISLLC, a Company licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against us alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and us, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against us that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, we filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims.

ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC; we expect the briefing for the appeal to be concluded by all parties by the end of March 2006.

On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of our Judgment and recovery against Sony Computer Entertainment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated in District Court. Our response to the complaint is due on March 16, 2006.

Immersion Corporation vs. Electro Source LLC

On September 24, 2004, we filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”) (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican Accessories brand. Our Complaint alleged that Electro Source had willfully infringed, and was continuing to willfully infringe, the same two patents asserted in our litigation against Sony Computer Entertainment. The Complaint sought injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorneys’ fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against us counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.

On February 28, 2006, we announced that we had settled our legal differences with Electro Source and both parties agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. Electro Source will make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. In March 2006, Electro Source paid us $650,000. We are entitled to be paid a minimum amount of $1.0 million in future periods. Both parties each assumed financial responsibility for their respective legal costs with respect to the lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2005
Fourth Quarter	$7.50	$6.11
Third Quarter	$7.13	$5.23
Second Quarter	$6.34	$4.87
First Quarter	$7.93	$5.45
Fiscal year ended December 31, 2004
Fourth Quarter	$7.64	$4.36
Third Quarter	$7.00	$4.00
Second Quarter	$8.35	$3.85
First Quarter	$10.39	$5.61

On February 24, 2006, the closing price was $6.88 and there were 170 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any earnings to fund future growth, product development, and operations.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues	$24,277	$23,763	$20,223	$20,235	$19,232
Cost and expenses(1)	36,177	44,155	35,073	35,270	36,660
Operating loss(1)	(11,900)	(20,392)	(14,850)	(15,035)	(17,428)
Net loss(1) (2)	(13,085)	(20,738)	(16,974)	(16,530)	(21,746)
Basic and diluted net loss per share	$(0.54)	$(0.91)	$(0.83)	$(0.83)	$(1.16)
Shares used in calculating basic and diluted net loss per share	24,027	22,698	20,334	19,906	18,702

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$28,171	$25,538	$21,738	$8,717	$10,381
Working capital	28,885	23,088	22,032	8,898	11,888
Total assets	44,760	42,250	37,913	25,301	37,025
Long-term debt, less current portion	17,490	16,917	16	51	250
Long-term customer advance from Microsoft.	15,000	15,000	27,050	—	—
Total stockholders’ equity (deficit)	(16,795)	(5,967)	(1,219)	13,948	28,814

(1)	In 2002, includes impairment of goodwill of $3.8 million related to Immersion Computing, Entertainment, and Industrial operating segment.

(2)	Includes amounts written off of cost-method investments of $1.2 million and $4.3 million in 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A,“Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements which could occur after the filing of this report.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.

Royalty and license revenue

We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor-specific objective evidence (“VSOE”) related to the value of the services does not exist.

We generally recognize revenue from our licensees under one or a combination of the following license models:

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or EITF No. 00-21, as applicable.

Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also comments regarding “Multiple element arrangements” below. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues.

Product sales

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

Development contracts and other revenue

Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.

Multiple element arrangements

We enter into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. The price charged when the element is sold separately generally determines the fair value or VSOE. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

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

Long-term Liabilities

In 2003 we executed a series of agreements with Microsoft as described in Note 9 to the consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) into common stock in April 2004, we reduced the long-term customer advance from Microsoft to the minimum amount we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of the consideration was transferred to common stock.

In December 2004, we executed a series of agreements as described in Note 7 to the consolidated financial statements that provided for the issuance of 5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”), and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures (“Registration Rights”). We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures are being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Deficit, the value of the Put Option and Registration Rights are recorded as liabilities and are subject to future value adjustments, and the value of the 5% Convertible Debentures is recorded as long-term debt.

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

Inventory Reserves

We reduce our inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual future demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Product Return and Warranty Reserves

We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized, and we defer warranty-related revenue over the related warranty term.

Intangible Assets

We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2005, we capitalized external costs associated with patents and trademarks of $1.0 million. Our total amortization expense for the same period for all intangible assets was $1.3 million.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements included elsewhere in this Annual Report, which contains accounting policies and other disclosures required by GAAP.

Results of Operations

Overview of 2005

During 2005, we achieved several significant milestones including growth in several of our key market areas. This growth was due, in part, to our continued investment in a strengthened and more focused sales and marketing effort across our business segments during 2005. In addition,

•	As market acceptance of medical simulation has increased, our medical product sales grew 29% in 2005 on a year-over-year basis and accounted for 84% of total Immersion Medical revenue for the year. This growth is also a result of the ongoing transformation of our business model into one emphasizing product development that leads to increased product sales. In 2005 we introduced significant new software modules for our endovascular training simulator.

•	In 2005, an additional handset licensee was signed, SKY Teletech. In addition, the first Samsung mobile phones with our VibeTonz technology launched, and by the end of the year, four VibeTonz-enabled models were being offered by six wireless operators worldwide that serve a total of approximately 140 million subscribers. Content agreements were also signed with several companies.

•	We launched our TouchSense system for touchscreens and signed an agreement with 3M Touch Systems. It is expected that 3M will integrate our components into its touchscreens and market and sell the resulting product to manufacturers of casino gaming and bar-top amusement equipment.

•	In 2005, royalty revenue from automotive market increased 34% as more vehicles shipped with our technology, including the launch in Europe of the new Mercedes-Benz S class sedan. We also signed new license agreements with Volkswagen and automotive supplier Methode.

•	On March 24, 2005, the U.S. District Court for the Northern District of California entered judgment in our favor and awarded us a total of $90.7 million in damages and interest with regard to our litigation with Sony Computer Entertainment. The court issued, and subsequently stayed pending appeal, a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents. The court further ordered Sony Computer Entertainment to pay a compulsory license fee for the duration of the stay of the permanent injunction, pursuant to which Sony Computer Entertainment has made quarterly payments to us. Sony Computer Entertainment has appealed the judgment, including the $90.7 million award, the injunction, and the compulsory license, to the United States Court of Appeals for the Federal Circuit.

In 2006, we expect to continue to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We have taken measures to control our operating expenses including a reduction in force of approximately 10% in early 2005. We expect litigation expenses to decrease in 2006 as compared to 2005. We have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. Our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our statement of operations data as a percentage of total revenues.

	Years Ended December 31,
	2005	2004	2003

Revenues:
Royalty and license	36.6%	36.9%	30.1%
Product sales	52.6	49.0	46.8
Development contracts and other	10.8	14.1	23.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	26.5	26.3	26.1
Sales and marketing	48.0	47.6	38.4
Research and development	24.7	33.6	39.0
General and administrative	43.8	72.1	61.9
Amortization of intangibles	5.2	6.2	8.0
Restructuring costs	0.8	—	—

Total costs and expenses	149.0	185.8	173.4

Operating loss	(49.0)	(85.8)	(73.4)
Interest and other income	2.0	0.7	0.6
Interest expense	(6.2)	(0.2)	(0.3)
Other expense	(0.0)	(2.6)	(10.1)

Loss before benefit (provision) for income taxes	(53.2)	(87.9)	(83.2)
Benefit (provision) for income taxes	(0.7)	0.6	(0.7)

Net loss	(53.9)%	(87.3)%	(83.9)%

Comparison of Years Ended December 31, 2005, 2004, and 2003

Revenues

	2005	% Change	2004	% Change	2003

Royalty and license	$8,888	1%	$8,778	44%	$6,088
Product sales	12,762	10%	11,644	23%	9,455
Development contracts and other	2,627	(21)%	3,341	(29)%	4,680

Total revenue	$24,277	2%	$23,763	18%	$20,223

Fiscal 2005 Compared to Fiscal 2004

Total Revenue.  Our total revenue for the year ended December 31, 2005 increased by $514,000 or 2% to $24.3 million from $23.8 million in 2004.

Royalty and license revenue.  Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue increased by $110,000 or 1% from 2004 to 2005. The increase in royalty and license revenue was primarily a result of an increase in gaming royalties of $678,000 and an increase in automotive royalties and licensee revenue of $399,000, offset by a decrease in medical royalty and license revenue of $1.1 million. The increase in gaming royalties was mainly due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, and royalties from new licensees signed in late 2004 and early 2005. In the console peripheral business, many of our third-party licensees from whom we earn per unit royalties enjoyed the benefits of strong sales of premium products and significant market share growth in 2005 at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo). Third-party peripheral makers’ market share tends to increase as consoles near end of life. Microsoft’s Xbox 360 next-generation video console system was introduced in November 2005, and additional next-generation consoles are expected to be introduced in late 2006 by Sony and Nintendo. Accordingly, we anticipate that third-party royalties will likely decline as these new consoles are introduced and market share shifts back to first-party peripheral makers. For the Xbox 360 next-generation video console system, Microsoft has, to date, not licensed the rights to produce wireless controllers to any third party peripheral makers. Wireless game controllers account for a significant and growing portion of all game controller sales. Therefore, by retaining the market for wireless Xbox 360 game controllers exclusively for itself, Microsoft will likely significantly increase its market share of all aftermarket game controller sales, the effect of which is likely to reduce our gaming royalty revenue. Furthermore, according to NPD Funworld, in the first two months of launch of the Xbox 360, Microsoft had over a 90% market share of wired Xbox 360 game controllers, leaving third parties with less than a 10% market share. While we expect third party market share of wired Xbox 360 game controllers to increase in 2006 from its current level, the dominant market position by Microsoft in wired Xbox 360 game controllers will reduce our gaming royalty revenue compared to 2005. In the PC gaming peripheral business, the overall industry again declined, but this decline was more than offset by the aforementioned gains in the console peripheral business. Automotive royalties increased in 2005 due to increased licensee revenue from signing a new licensee in 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them. We expect increased automotive royalties and license revenue in 2006 based on new licensees signed and additional launches of cars sold incorporating our technology. The decrease in medical royalty and license revenue in 2005 compared to 2004 was primarily due to a decrease in license revenue from our license and development agreements with Medtronic. Revenue recognition on the license and development agreements with Medtronic is based on cost-to-cost percentage-of-completion; a decrease in activity on these contracts results in a decrease in revenue recognized.

Product sales.  Product sales increased by $1.1 million or 10% from 2004 to 2005. The increase in product sales was primarily due to increased medical product sales of $1.8 million, in particular, increased sales of our vascular access, endovascular, and laparoscopic simulator platforms. This increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions as well as targeted marketing programs and improved reseller performance. Additionally, as the market acceptance of medical simulation has increased, we have transformed our business model for Immersion Medical into one that emphasizes product development and product sales as opposed to development contracts. Offsetting this was a decrease of $703,000 in product sales mainly from our 3D and professional products, and microprocessors. This decrease was primarily due to reduced sales of our 3D products such as our CyberGlove® and CyberTouchtm devices caused by the delay in upgrades to this product line and increased competition, decreased sales of our force feedback electronics for arcade gaming due to the timing of product introductions by our customers, and reduced sales of microprocessors based on a decision to eliminate the sales effort related to this lower margin product line.

Development contracts and other revenue.  Development contracts and other revenue decreased by $714,000 or 21% from 2004 to 2005. Development contracts and other revenue is comprised of revenue on commercial and government contracts. The decrease in this category was primarily due to decreases in both medical government and commercial development contract revenues, but was partially offset by an increase in development contracts in the industrial market. The decrease in medical development contract revenue was due to a decrease in revenue recognized on our license and development agreements with Medtronic and the continued transition of our medical engineering resources from government grants and certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.

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

Development contracts and other revenue.  Development contracts and other revenue decreased by $1.3 million or 29% from 2003 to 2004. The decrease in this category was primarily attributable to a decrease of $1.2 million in government contracts. The decrease in revenue from government contracts was due to a reduced number of government grants awarded as well as a decrease in the work performed against our current government contracts. In 2004, Immersion Medical began its transition from government grants and certain commercial development contract efforts to product development efforts thereby reducing revenue in this category.

Cost of Product Sales

	2005	% Change	2004	% Change	2003

Cost of product sales	$6,446	3%	$6,255	19%	$5,276
% of product sales	51%		54%		56%

Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. The cost of product sales increased by $191,000 or 3% from 2004 to 2005. This increase was mainly due to increased product sales of 10% and the corresponding increased direct materials, freight costs to customers, and royalties, as well as increased inventory write offs, offset in part by decreased overhead and decreased price and cost variances. Increased volume related expense such as increased direct materials, increased freight costs, and increased royalties accounted for $130,000 of the increase in cost of product sales from 2004 to 2005. Of the aforementioned amount, direct materials only increased by $22,000 due to favorable product mix shifts resulting from increased sales of higher margin products such as our vascular access training simulators and reduced sales of our lower margin microprocessors. Additionally during 2005, we experienced increased physical inventory write offs, scrap charges, and increased reserves for excess and obsolete inventory of $173,000 due to some product and process transitions during the period. These increases were offset in part by reduced overhead costs and reduced price and cost variances of $112,000. Cost of product sales as percentage of revenue declined to 51% in 2005 as compared to 54% in 2004 due to the aforementioned favorable product mix shifts.

The cost of product sales increased by $1.0 million or 19% from 2003 to 2004. The increase was primarily a combination of increased direct material and labor costs of $1.2 million, associated with increased product sales of 23% and increased price and cost variances of $165,000, offset in part by decreased inventory write offs for excess and obsolete inventory of $136,000, due to revisions made to certain products to improve quality in 2003, decreased warranty costs of $105,000, and decreased royalty costs of $53,000.

Expenses

	2005	% Change	2004	% Change	2003

Sales and marketing	$11,649	3%	$11,312	46%	$7,768
Research and development	6,003	(25)%	7,985	1%	7,899
General and administrative	10,638	(38)%	17,133	37%	12,511
Amortization of intangibles	1,256	(15)%	1,470	(9)%	1,619
Restructuring costs	185	100%	—	—%	—

Sales and Marketing.  Our sales and marketing expenses are comprised primarily of employee compensation and benefits, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $337,000 or 3% in 2005 compared to 2004. The increase was primarily the result of increased travel of $369,000, an increase in bad debt expense of $232,000, and an increase in office expenses of $148,000 resulting from the ongoing execution of sales and marketing plans in our established businesses. These increases were offset by cost savings from a reduction in professional and consulting fees of $309,000 due to reduced employee recruitment fees, and a reduction in market research expense of $115,000. We expect to continue to focus our sales and marketing efforts on medical, mobile phone, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We anticipate sales and marketing costs will increase in absolute dollars in future periods as we increase our investment to exploit market opportunities for our technologies.

Sales and marketing expenses increased by $3.5 million or 46% in 2004 compared to 2003. The increase in expenses was primarily due to the expansion of our sales and marketing team, investment in initiatives focusing on medical and mobile phone market opportunities, and the upgrading of our corporate marketing function. The increase in 2004 included increased headcount and related compensation, benefits, and overhead of $2.3 million, increased travel of $300,000 to support sales and marketing efforts, an increase in advertising and marketing expenses including, market research, product marketing, and shows and exhibits of $457,000, an increase in bad debt expense of $156,000 primarily due to reversals in 2003, and an increase in consulting, recruiting, and license fees of $283,000.

Research and Development.  Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased by $2.0 million or 25% in 2005 compared to 2004. The decrease was mainly due to an increased focus on targeted development work, leading to a reduction in general development contract work, which led to a reduction in headcount and related compensation, benefits, overhead, and travel, totaling $1.5 million, a decrease in consulting expense of $243,000, a reduction in supplies and materials and prototyping expenses of $162,000, and a decrease in demonstration unit expenses of $85,000. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.

Research and development expenses increased by $86,000 or 1% in 2004 compared to 2003. The increase was mainly due to an increase in supplies and materials and prototyping expenses of $256,000, an increase in outside professional services of $240,000 to supplement our engineering staff, and an increase of travel of $58,000, partially offset by a decrease in compensation, benefits, and overhead of $470,000 mainly due to a decrease in deferred stock compensation expense from 2003 to 2004.

General and Administrative.  Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses decreased by $6.5 million or 38% in 2005 compared to 2004. The decrease was primarily attributable to a decrease in legal and professional fees of $6.6 million, mostly related to the litigation against Sony Computer Entertainment. The decrease was partially offset by an increase in supplies and office expense of $91,000. Although we expect our total litigation costs to decrease in 2006 as compared to 2005, we expect that the dollar amount of general and administrative expenses to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with the appeal and other motions that Sony Computer Entertainment has made, and we expect will continue to make, and costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.

General and administrative expenses increased by $4.6 million or 37% in 2004 compared to 2003. The increase was primarily attributable to increased legal and professional fees of $4.2 million, mostly related to the litigation against Sony Computer Entertainment and compliance with the Sarbanes Oxley Act of 2002, and increased compensation, benefits, and overhead costs of $355,000.

Amortization of Intangibles.  Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $214,000 or 15% from 2004 to 2005. Amortization of intangibles decreased by $149,000 or 9% from 2003 to 2004. The decreases were primarily attributable to some intangible assets reaching full amortization.

Restructuring Costs.  Restructuring costs were $185,000 for 2005. No restructuring costs were incurred in 2004 or 2003. The costs consisted of severance benefits paid as a result of our reduction in force in the first quarter of 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.

Interest and Other

	2005	% Change	2004	% Change	2003

Interest and other income	$490	192%	$168	33%	$126
Interest expense	1,506	3,573%	41	(18)%	50
Other expense	11	(98)%	624	(70)%	2,046

Interest and Other Income.  Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income increased by $322,000 from 2004 to 2005 as a result of higher interest rates and increased cash and cash equivalents primarily due to the $20.0 million we received in December 2004 from the sale of our 5% Convertible Debentures. Interest earned on monies received pursuant to the Sony Computer Entertainment compulsory license has not been recorded as interest income but has been recorded as long-term deferred revenue due to the contingent nature of these payments.

Interest and other income increased by $42,000 from 2003 to 2004. The increase was mainly attributable to the $26.0 million received during the third quarter of 2003 from Microsoft for a license to our portfolio of patents and their investment in our Series A Preferred Stock.

Interest Expense.  Interest expense consists primarily of interest expense on notes payable, capital leases, and our 5% Convertible Debenture. The increase in interest expense of $1.5 million from 2004 to 2005 was primarily due to interest and accretion expense on our 5% Convertible Debentures. The decrease in interest expense of $9,000 from 2003 to 2004 related to the maturity and subsequent payment of certain notes payable in 2004, partially offset by interest and accretion expense on our 5% Convertible Debentures. We expect interest expense to continue to be significant while our 5% Convertible Debentures remain outstanding.

Other Expense.  Other expense consists primarily of impairment losses on our investments in privately held companies and accretion and dividend expense on our long-term customer advance from Microsoft. Other expense was $11,000 in 2005, $624,000 in 2004, and $2.0 million in 2003. Other expense in 2004 consisted primarily of accretion of $500,000 on our long-term customer advance from Microsoft and dividend expense on our Series A Preferred Stock of $98,000. Other expense in 2003 consisted primarily of a noncash impairment loss due to the write off of our investment in a technology application developer, There, Inc., in the amount of $1.0 million. We review our cost-method investments on a quarterly basis to determine if there has been an other-than-temporary decline in the investment’s value based on our estimate of their net realizable value taking into account the companies’ respective business prospects, financial condition, and ability to raise third-party financing. The impairment loss was based on There, Inc.’s continued decline in financial condition, uncertain future revenue streams, and inability to raise adequate third-party financing. In addition to the impairment loss, other expense for 2003 included accretion $867,000 on our long-term customer advance from Microsoft and dividend expense on our Series A Preferred Stock of $183,000.

Provision for Taxes

	2005	% Change	2004	% Change	2003

Benefit (provision) for income taxes	$(158)	N/A	$151	N/A	$(154)

Benefit (Provision) for Income Taxes.  For the year ended 2005, we recorded a provision for income taxes of $158,000, yielding an effective tax rate of (1.2%). The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $12.9 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $16.8 million in 2005, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $44.7 million against deferred tax assets. For the year ended 2004, we reversed the tax provision that had been recorded in 2003. No tax provision was required for the years ended December 31, 2004 and 2003 due to net losses in those periods. For the year ended 2003, we had recorded a provision for income taxes of $154,000 on a pre-tax loss of $16.8 million, yielding an effective tax rate of (0.9%). The 2003 provision for income tax was based on federal alternative minimum income tax due on taxable income primarily the result of the $20.0 million license fee paid by Microsoft during 2003. This rate differed from the statutory rate primarily due to the recording of a full valuation allowance of $31.3 million against deferred tax assets. Subsequent to December 31, 2003, in May 2004, Revenue Procedure 2004-34 (“Rev. Proc. 2004-34”) was issued by the Internal Revenue Service. This revenue procedure allows taxpayers a limited deferral beyond the taxable year of receipt for certain advance payments. Qualifying taxpayers generally may defer to the next succeeding year the inclusion in gross income for federal income tax purposes of advance payments to the extent the advance payments are not recognized (or, in certain cases, are not earned) in the taxable year of receipt. Under Rev. Proc. 2004-34 we were able to defer a significant amount of the Microsoft payment during 2003 when calculating our federal taxable income and therefore were not subject to federal alternative minimum income tax for the year ended December 31, 2003.

Segment Results for the Years Ended December 31, 2005, 2004, and 2003 are as follows:

We have two operating and reportable segments. One segment, Immersion Computing, Entertainment, and Industrial, develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability for their computing, entertainment, and industrial applications. The second segment, Immersion Medical, develops, manufactures, and markets medical simulators that recreate realistic healthcare environments.

	2005	% Change	2004	% Change	2003

Revenues:
Immersion Computing, Entertainment, and Industrial	$14,840	6%	$13,972	18%	$11,855
Immersion Medical	9,760	(2)%	9,966	4%	9,574
Intersegment eliminations	(323)		(175)		(1,206)

Total	$24,277	2%	$23,763	18%	$20,223

Net income (loss):
Immersion Computing, Entertainment, and Industrial	$(10,306)	(42)%	$(17,805)	4%	$(17,100)
Immersion Medical	(2,842)	(4)%	(2,949)	(3,020)%	101
Intersegment eliminations	63		16		25

Total	$(13,085)	(37)%	$(20,738)	22%	$(16,974)

Fiscal 2005 Compared to Fiscal 2004

Immersion Computing, Entertainment, and Industrial segment.  Revenues from the Immersion Computing, Entertainment, and Industrial segment increased $868,000, or 6% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase was primarily attributable to increased royalty and license revenue of $1.2 million from our licensees that sell console and PC gaming peripheral products, as well as increased royalties and license fees from our automotive licensees, and increased development contract revenue of $270,000, primarily in the industrial market, offset in part by a reduction in product sales of $609,000, primarily due to decreased sales of our 3D products and lower sales of microprocessors. Our net loss for 2005 decreased by $7.5 million or 42% as compared to 2004. The decrease was primarily due to reduced operating expenses of $7.2 million, mainly due to reduced litigation costs associated with our litigation against Sony Computer Entertainment and increased gross margin of $1.2 million, primarily due to increased revenue and higher margin royalty and license revenues accounting for a larger percentage of the revenue mix, offset in part by increased non-operating expenses of $864,000, mainly due to increased interest expense on our 5% Convertible Debentures. Although we expect our total litigation costs to decrease in 2006 as compared to 2005, we will continue to incur litigation costs, including costs associated with the appeal and other motions that Sony Computer Entertainment has made, and we expect will continue to make, and costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant. Also, we anticipate sales and marketing costs in this segment will increase in absolute dollars in future periods as we increase our investment in the mobile phone, touchscreen, and other markets to exploit opportunities for our technologies.

Immersion Medical segment.  Revenues from Immersion Medical decreased $206,000, or 2% from 2004 to 2005. The decrease was due primarily to a decrease of $1.1 million in royalty and license revenue, and a decrease of $930,000 in development contract revenue, offset in part by an increase of $1.8 million in product sales primarily due to increased sales of our vascular access, endovascular, and laparoscopic simulator platforms. Royalty and license revenue and development contract revenue decreased primarily due to a reduction in revenue recognized on our license and development agreements with Medtronic. Decreased work performed on government contracts also contributed to the decrease in development contract revenue. The product sales increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions as well as targeted marketing programs and improved reseller performance. In an effort to increase product sales, we continue to transition medical engineering resources away from government grants and certain commercial development contract efforts to focus on product development to leverage existing sales and channel distribution capabilities. Our net loss for 2005 was $2.8 million, a decrease of $107,000 from the net loss of $2.9 million for 2004. The decrease in net loss was mainly due to decreased operating expenses of $936,000, primarily the result of reduced research and development spending due to the transition from development contract efforts to product sales, offset in part by decreased gross margin of $855,000 due to a change in revenue mix, including the reduction of higher margin license and development contract revenue.

Fiscal 2004 Compared to Fiscal 2003

Immersion Computing, Entertainment, and Industrial segment.  Revenues from the Immersion Computing, Entertainment, and Industrial segment increased $2.1 million, or 18% for 2004 compared to 2003. The increase was mainly due to increased royalty and license revenue of $2.8 million, primarily from existing and new gaming licensees who increased their market share of the game console controllers aftermarket as well as growth in the game console controller market, offset in part by decreased product sales of $491,000 and decreased development contract revenue of $232,000, due to decreased intercompany sales and intercompany development work for Immersion Medical. Our net loss for 2004 increased by $705,000 or 4% as compared to 2003. The increase was primarily attributable to increased general and administrative expense of $3.7 million and increased sales and marketing expense of $1.8 million, offset in part by increased gross margin of $2.9 million, a decrease in other expense of $1.5 million, a decrease in amortization of intangibles of $149,000, and increased interest and other income of $60,000. The increase in gross margin was mainly due to the increase in revenue. Increased general and administrative costs were primarily related to the litigation against Sony Computer Entertainment. Increased sales and marketing expense was due primarily to our expansion of our sales and marketing team including better worldwide geographical sales coverage and investment in mobile phone market opportunities. Other expense lessened due to a decrease in noncash impairment loss from the write off of a cost-method investment in 2003, decreased accretion of our long-term customer advance from Microsoft, and decreased dividend expense on Series A Preferred Stock.

Immersion Medical segment.  Revenues from Immersion Medical increased $391,000, or 4% for 2004 compared to 2003. The increase was due to a $1.8 million increase in product sales, offset in part by a decrease in development contract revenues of $1.2 million, and a decrease in royalty and licensing revenue of $150,000. The increase in the product sales was primarily due to increased sales of our endovascular and laparoscopic simulator platforms as a result of new and focused sales force management and the timing of purchases from significant customers. In 2004, Immersion Medical began its transition from government grants and certain commercial development contract efforts to product development efforts thereby reducing revenue in development contracts. Our net loss for 2004 was $2.9 million, a change of $3.0 million from the net income of $101,000 for 2003. The net loss for 2004 was mainly the result of increased sales and marketing expenses of $1.7 million, increased general and administrative costs of $906,000, and decreased gross margin of $469,000. The increase in sales and marketing expense was primarily due to the expansion of our sales and marketing team. General and administrative expenses increased due to increased compensation and benefits expense and additional professional and outside service expenses. The decrease in gross margin was mainly due to the change in revenue mix from higher margin development contract revenue to product sales.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), within stockholders’ deficit.

At December 31, 2005, our cash and cash equivalents totaled $28.2 million, up $2.7 million from $25.5 million at December 31, 2004.

During 2003, we entered into a series of agreements with Microsoft in connection with the settling of our lawsuit against Microsoft. As part of these agreements, we may require Microsoft, at our discretion, to buy up to $6.0 million of our 7% Senior Redeemable Convertible Debentures (“7% Debentures”), at a rate of $2.0 million per annum plus any amounts not purchased in the prior 12 months, for the two years ending July 2007. As of December 31, 2005, we had not sold any of these 7% Debentures to Microsoft.

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

Net cash provided by operating activities during 2005 was $2.2 million, a change of $17.8 million from the $15.6 million used during 2004. Cash provided by operations during the year ended December 31, 2005 was primarily the result of a $15.5 million increase due to a change in deferred revenue and customer advances primarily related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $16.8 million and noncash charges and credits of $2.5 million, including $1.3 million in amortization of intangibles, $730,000 in depreciation, and $634,000 in accretion expenses on our 5% Convertible Debenture. Additionally, cash provided by operations during 2005 was also impacted by an increase of $791,000 due to a change in accounts receivable and an increase of $149,000 due to a change in prepaid expenses and other current assets. These increases were offset by our $13.1 million net loss, a decrease of $2.1 million due to a change in accounts payable due to the timing of payments to vendors, a decrease of $814,000 due to a change in inventories, and a decrease of $709,000 due to a change in accrued compensation and other current liabilities. Net cash used in operating activities during 2004 was $15.6 million, a change of $3.0 million from the $12.6 million used during 2003. Cash used in operations during the year ended December 31, 2004 was comprised primarily of our $20.7 million net loss offset by noncash charges and credits of $3.1 million, including $1.6 million in amortization of intangibles and deferred stock compensation, $874,000 in depreciation, and $598,000 in dividend and accretion expenses on our Series A Preferred Stock. Cash used in operations during 2004 was also impacted by a decrease of $500,000 due to a change in accounts receivable and a decrease of $154,000 due to a change in prepaid expenses and other current assets. These decreases were offset by an increase of $1.2 million due to a change in deferred revenue and customer advances, mainly due to extending a prepayment arrangement with a licensee, an increase of $805,000 due to a change in accounts payable due to the timing of payments to vendors, an increase of $432,000 due to a change in accrued compensation and other current liabilities, and an increase of $293,000 due to a change in inventories.

Net cash used in investing activities during 2005 was $2.0 million, compared to $2.5 million used in investing activities during 2004, a change of $554,000. Net cash used in investing activities during 2005 consisted of a $1.0 million increase in other assets, primarily due to capitalization of external patent filing and application costs, and $967,000 used to purchase capital equipment. Net cash used in investing activities during 2004 was $2.5 million, compared to the $2.0 million used in investing activities during 2003, a change of $527,000. Net cash used in investing activities during 2004 consisted of a $1.9 million increase in other assets, primarily due to capitalization of external patent filing and application costs, and $623,000 used to purchase capital equipment.

Net cash provided by financing activities during 2005 was $2.2 million compared to $21.4 million provided during 2004, or a $19.2 million change from the prior year. Net cash provided by financing activities during 2005 consisted primarily of issuances of common stock and exercises of stock options in the amount of $2.2 million. Net cash provided by financing activities during 2004 consisted of the issuance of $20.0 million of our 5% Convertible Debentures as discussed in Note 7 to the consolidated financial statements and issuances of common stock and exercises of stock options in the amount of $1.8 million, offset by the payment of dividends on Series A Preferred Stock of $281,000 as discussed in Note 9 to the consolidated financial statements.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for at least the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. Although we will continue to incur significant additional expenses associated with post-judgment motions and an appeal process related to our litigation against Sony Computer Entertainment, we expect our litigation costs to decrease during 2006 compared to 2005. We anticipate that capital expenditures for the year ended December 31, 2006 will total approximately $1.0 million in connection with anticipated upgrades to operations and infrastructure. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation, or have to repay the compulsory license payments previously received and interest thereon totaling $16.8 million as of December 31, 2005, or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. This could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Our 5% Convertible Debentures accrue interest at 5% per annum. Accordingly, we are required to make interest payments in the amount of $1.0 million per annum until such time as the 5% Convertible Debentures are either converted to common stock or mature. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days, and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2005 (in thousands):

			2007 and	2009 and
Contractual Obligations	Total	2006	2008	2010

Long-term debt and interest	$23,975	$1,000	$2,000	$20,975
Operating leases	3,855	975	1,855	1,025

Total contractual cash obligations	$27,830	$1,975	$3,855	$22,000

In connection with our series of agreements with Microsoft executed in July 2003, we are obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation (see Notes 9 and 18 to the consolidated financial statements).

With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (“Put Option”). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The conversion price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable conversion price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The conversion price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.

Recent Accounting Pronouncements

We have accounted for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R. SFAS No. 123R will be effective for our first quarter of fiscal 2006. We expect that the new standard will result in significant stock-based compensation expense.

The pro forma effects on net income and earnings per share, as if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25), are disclosed in Note 1 to the consolidated financial statements. Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important aspects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method. We plan to use the modified prospective application method upon our adoption of SFAS No. 123R. Accordingly, SFAS No. 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date. The compensation cost for the portion of awards for which the requisite service has not been rendered, (such as unvested options) that are outstanding as of the date of adoption, is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123 as adjusted for the effect of estimated forfeiture rates.

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

As of December 31, 2005, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.

We have equity investments in several privately held companies. We intend to hold our equity investments for the long term and will monitor whether there has been other-than-temporary declines in their values based on management’s estimates of their net realizable value taking into account the companies respective financial condition and ability to raise third-party financing. If the decline in fair value is determined to be other-than-temporary, an impairment loss is recorded and the individual security is written down to a new cost basis. As a result of our review of the fair value of these investments, we recorded an impairment loss of $1.0 million in the fourth quarter of 2003. The remaining cost basis of these investments on our Consolidated Balance Sheet is zero. As of December 31, 2005, management determined that the carrying value of these investments at zero is appropriate.

Item 8.	Financial Statements and Supplementary Data

IMMERSION CORPORATION

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$28,171	$25,538
Accounts receivable (net of allowances for doubtful accounts of: 2005, $383; and 2004, $159)	4,650	5,435
Inventories	2,655	1,805
Prepaid expenses and other current assets	1,131	1,280

Total current assets	36,607	34,058
Property and equipment, net	1,366	1,174
Intangibles and other assets, net	6,787	7,018

Total assets	$44,760	$42,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,179	$4,038
Accrued compensation	1,193	1,499
Other current liabilities	1,604	2,003
Deferred revenue and customer advances	2,741	3,420
Current portion of long-term debt	5	10

Total current liabilities	7,722	10,970
Long-term debt, less current portion	17,490	16,917
Long-term deferred revenue, less current portion	21,294	5,154
Long-term customer advance from Microsoft (Note 9)	15,000	15,000
Other long-term liabilities	49	176

Total liabilities	61,555	48,217

Commitments and contingencies (Notes 9, 11, and 18)
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2005, 24,360,427; 2004, 23,526,067	106,277	104,027
Warrants	3,686	3,686
Deferred stock compensation	—	(2)
Accumulated other comprehensive income	64	59
Accumulated deficit	(126,822)	(113,737)

Total stockholders’ deficit	(16,795)	(5,967)

Total liabilities and stockholders’ deficit	$44,760	$42,250

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenues:
Royalty and license	$8,888	$8,778	$6,088
Product sales	12,762	11,644	9,455
Development contracts and other	2,627	3,341	4,680

Total revenues	24,277	23,763	20,223
Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	6,446	6,255	5,276
Sales and marketing	11,649	11,312	7,768
Research and development	6,003	7,985	7,899
General and administrative	10,638	17,133	12,511
Amortization of intangibles	1,256	1,470	1,619
Restructuring costs	185	—	—

Total costs and expenses	36,177	44,155	35,073

Operating loss	(11,900)	(20,392)	(14,850)
Interest and other income	490	168	126
Interest expense	(1,506)	(41)	(50)
Other expense	(11)	(624)	(2,046)

Loss before benefit (provision) for income taxes	(12,927)	(20,889)	(16,820)
Benefit (provision) for income taxes	(158)	151	(154)

Net loss	$(13,085)	$(20,738)	$(16,974)

Basic and diluted net loss per share	$(0.54)	$(0.91)	$(0.83)

Shares used in calculating basic and diluted net loss per share	24,027	22,698	20,334

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

					Accumulated
				Deferred	Other			Total
	Common Stock			Stock	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Warrants	Compensation	Income (Loss)	Deficit	Total	Loss

Balances at January 1, 2003	20,137,040	$89,061	$1,974	$(1,046)	$(16)	$(76,025)	$13,948
Net loss						(16,974)	(16,974)	$(16,974)
Foreign currency translation adjustment					49		49	49

Comprehensive loss								$(16,925)

Issuance of stock for ESPP purchase	31,367	35					35
Exercise of stock options	502,134	858					858
Stock based compensation		4					4
Reversal of deferred stock compensation due to cancellation of stock options		(55)		55			—
Amortization of deferred stock compensation				861			861

Balances at December 31, 2003	20,670,541	$89,903	$1,974	$(130)	$33	$(92,999)	$(1,219)
Net loss						(20,738)	(20,738)	$(20,738)
Foreign currency translation adjustment					26		26	26

Comprehensive loss								$(20,712)

Conversion of series A redeemable preferred stock to common stock	2,185,792	12,367					12,367
Issuance of stock for ESPP purchase	49,524	170					170
Exercise of stock options	620,210	1,587					1,587
Issuance of common stock warrants			1,712				1,712
Amortization of deferred stock compensation				128			128

Balances at December 31, 2004	23,526,067	$104,027	$3,686	$(2)	$59	$(113,737)	$(5,967)
Net loss						(13,085)	(13,085)	$(13,085)
Foreign currency translation adjustment					5		5	5

Comprehensive loss								$(13,080)

Issuance of stock for ESPP purchase	55,967	233					233
Exercise of stock options	778,393	2,017					2,017
Amortization of deferred stock compensation				2			2

Balances at December 31, 2005	24,360,427	$106,277	$3,686	$—	$64	$(126,822)	$(16,795)

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(13,085)	$(20,738)	$(16,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	730	874	1,040
Amortization of intangibles	1,256	1,470	1,619
Amortization of deferred stock compensation	2	128	861
Interest expense — accretion on 5% Convertible Debenture (Note 7)	634	15	—
Interest and other expense — Microsoft (Note 9)	—	598	1,050
Amortization of discount on notes payable	—	—	1
Fair value adjustment of Put Option and Registration Rights	(128)	—	—
Fair value adjustment for warrant liability	—	—	(2)
Noncash interest expense	—	—	16
Noncash compensation expense	—	—	4
Loss on disposal of equipment	10	4	3
Loss on writedown of investments	—	—	1,000
Changes in operating assets and liabilities:
Accounts receivable	791	(500)	(1,257)
Inventories	(814)	293	29
Prepaid expenses and other current assets	149	(154)	26
Accounts payable	(2,087)	805	(207)
Accrued compensation and other current liabilities	(709)	432	933
Deferred revenue and customer advances	15,461	1,223	(722)

Net cash provided by (used in) operating activities	2,210	(15,550)	(12,580)

Cash flows from investing activities:
Intangibles and other assets	(1,025)	(1,918)	(1,573)
Purchases of property and equipment	(967)	(623)	(441)
Proceeds from the sale of property and equipment	5	—	—

Net cash used in investing activities	(1,987)	(2,541)	(2,014)

Cash flows from financing activities:
Issuance of 5% Convertible Debenture	—	20,000	—
Increase in issuance cost of 5% Convertible Debenture (Note 7)	(55)	—	—
Issuance of common stock under employee stock purchase plan	233	170	35
Exercise of stock options	2,017	1,587	858
Long-term customer advance from Microsoft (Note 9)	—	—	26,000
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 9)	—	(281)	—
Payment on notes payable and capital leases	(11)	(32)	(102)

Net cash provided by financing activities	2,184	21,444	26,791

Effect of exchange rates on cash and cash equivalents	226	447	824

Net increase in cash and cash equivalents	2,633	3,800	13,021
Cash and cash equivalents:
Beginning of year	25,538	21,738	8,717

End of year	$28,171	$25,538	$21,738

Supplemental disclosure of cash flow information:
Cash paid for taxes	$55	$160	$—

Cash paid for interest	$1,026	$3	$32

Supplemental disclosure of noncash investing and financing activities:
Transfer to common stock of long-term customer advance from Microsoft (Note 9)	$—	$12,367	$—

Issuance of common stock warrants in connection with the issuance of the 5% Convertible Debentures	$—	$1,712	$—

Costs related to debt issuance	$—	$1,392	$—

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004, and 2003

1.	Significant Accounting Policies

Description of Business — Immersion Corporation (the “Company”) was incorporated in May 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that enhance users’ interaction with digital devices using their sense of touch.

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

Reclassifications — Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders’ equity (deficit).

Cash Equivalents — The Company considers all highly liquid debt instruments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from its review and assessment of its customers’ ability to make required payments. The Company reviews its trade receivables by aging categories to identify significant customers with known disputes or collection issues. For accounts not specifically identified the Company provides reserves based on historical levels of credit losses and reserves.

Inventories — Inventories are stated at the lower of cost (principally on a standard cost basis which approximates FIFO) or market. The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions.

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

Intangible Assets — The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested at least annually for impairment.

In addition to purchased intangible assets the Company capitalizes the external legal and filing fees associated with its patents and trademarks. These costs are amortized once the patent or trademark is issued.

For intangibles with definite useful lives, amortization is recorded utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally two to ten years.

Long-lived Assets — The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. As of December 31, 2005, management believes that no impairment losses are required.

Product Warranty — The Company sells the majority of its products with warranties ranging from three to twenty-four months. Historically, warranty-related costs have not been significant.

Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.

Royalty and license revenue

The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor-specific objective evidence (“VSOE”) related to the value of the services does not exist.

The Company generally recognizes revenue from its licensees under one or a combination of the following models:

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period. No further obligations to licensee exist.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or EITF No. 00-21, as applicable.

Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also comments regarding “Multiple element arrangements” below. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from the Company’s licensees has caused any material adjustment to period revenues.

Product sales

The Company recognizes revenues from product sales when the product is shipped, provided that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from 3 to 24 months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. No other general right of return is offered on its products.

Development contracts and other revenue

Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.

Multiple element arrangements

The Company enters into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, the Company allocates revenue to each element based on the relative fair value of each of the elements. The price charged when the element is sold separately generally determines the fair value or VSOE. For arrangements where VSOE of fair value exists only for the undelivered elements, the Company defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.

The Company’s revenue recognition policies are significant because the Company’s revenues are a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.

Advertising — Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $179,000, $166,000, and $166,000 in 2005, 2004, and 2003, respectively.

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

Stock-Based Compensation — The Company has accounted for its stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123, ”Accounting for Stock-Based Compensation.” Pro forma disclosures required under SFAS No. 123, as if the Company had adopted the fair value based method of accounting for stock options, are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Net loss — as reported	$(13,085)	$(20,738)	$(16,974)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	2	128	861
Less: Stock-based compensation expense determined using fair value method, net of tax	(5,088)	(6,663)	(4,134)

Net loss — pro forma	$(18,171)	$(27,273)	$(20,247)

Basic and diluted loss per common share — as reported	$(0.54)	$(0.91)	$(0.83)
Basic and diluted loss per common share — pro forma	$(0.76)	$(1.20)	$(1.00)

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. The Company will adopt SFAS No. 123R during the Company’s first quarter of fiscal 2006. See discussion regarding SFAS No. 123R below in the section titled “Recent Accounting Pronouncements.”

Comprehensive Loss — Comprehensive loss includes net loss as well as other items of comprehensive income (loss). The Company’s other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income (loss) are presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit).

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

Concentration of Credit Risks — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments, and accounts receivable. The Company invests primarily in money market accounts, commercial paper, and debt securities of U.S. government agencies. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company sells products primarily to companies in North America, Europe, and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: its ability to obtain additional financing; the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s products; market acceptance of the Company’s and its licensees’ products under development; the availability of contract manufacturing capacity; development of sales channels; litigation or other claims in which the Company is involved; the ability to successfully assert its patent rights against others; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

The Company has incurred net losses each year since 1997 including losses of $13.1 million in 2005, $20.7 million in 2004, and $17.0 million in 2003. As of December 31, 2005, the Company had an accumulated deficit of $126.8 million. The Company believes its cash and cash equivalents of $28.2 million are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2006. If cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may seek to raise additional financing or reduce the scope of its planned product development and marketing efforts.

Supplier Concentrations — The Company depends on a number of single source suppliers to produce some of its medical simulators and certain other components. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with these suppliers to guard against interruptions or cessation of supply, any disruption in the manufacturing process from its sole source suppliers could adversely affect the Company’s ability to deliver its products and ensure quality workmanship and could result in a reduction of the Company’s product sales.

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

Recent Accounting Pronouncements — The Company has accounted for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense was recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R. SFAS No. 123R will be effective for the Company’s first quarter of fiscal 2006. The Company expects that the new standard will result in significant stock-based compensation expense.

The pro forma effects on net income and earnings per share, as if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25), are disclosed above. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important aspects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method. The Company plans to use the modified prospective application method upon its adoption of SFAS No. 123R. Accordingly, SFAS No. 123R will be applied to new awards and to awards modified, repurchased, or cancelled after the effective date. The compensation cost for the portion of awards for which the requisite service has not been rendered, (such as unvested options) that are outstanding as of the date of adoption, is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123 as adjusted for the effect of estimated forfeiture rates.

2.	Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	December 31,
	2005	2004

Cash	$1,847	$1,053
Cash equivalents:
Certificate of deposit	25	26
Money market funds	26,299	24,459

Total cash equivalents	26,324	24,485

Total cash and cash equivalents	$28,171	$25,538

3.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004

Raw materials and subassemblies	$2,369	$1,555
Work in process	55	8
Finished goods	231	242

Total	$2,655	$1,805

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004

Computer equipment and purchased software	$2,974	$2,395
Machinery and equipment	2,235	2,132
Furniture and fixtures	1,229	1,337
Leasehold improvements	798	692

Total	7,236	6,556
Less accumulated depreciation	(5,870)	(5,382)

Property and equipment, net	$1,366	$1,174

5.	Intangibles and Other Assets

The components of intangibles and other assets are as follows (in thousands):

	December 31,
	2005	2004

Patents and technology	$11,478	$10,453
Other intangibles	5,748	5,748
Other assets	83	83

Gross intangibles and other assets	17,309	16,284
Accumulated amortization of patents and technology	(4,774)	(3,973)
Accumulated amortization of other intangibles	(5,748)	(5,293)

Intangibles and other assets, net	$6,787	$7,018

Amortization of intangibles during the years ended December 31, 2005, 2004, and 2003 was $1.3 million, $1.5 million, and $1.6 million, respectively. The estimated annual amortization expense for intangible assets as of December 31, 2005 is $822,000 in 2006, $1.2 million in 2007, $736,000 in 2008, $634,000 in 2009, $578,000 in 2010, and $2.8 million in total for all years thereafter.

6.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

Other current liabilities consist of (in thousands):

	December 31,
	2005	2004

Accrued legal	$307	$489
Other current liabilities	1,297	1,514

Total other current liabilities	$1,604	$2,003

Deferred revenue	$2,702	$3,381
Customer advances	39	39

Total deferred revenue and customer advances	$2,741	$3,420

7.	Long-term Debt

The components of long-term debt are as follows (in thousands):

	December 31,
	2005	2004

5% Senior Subordinated Convertible Debenture	$17,490	$16,911
Other	5	16

Total	17,495	16,927
Current portion	(5)	(10)

Total long-term debt	$17,490	$16,917

5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”).  On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest have not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Interest accrues daily on the principal amount of the 5%

Convertible Debenture at a rate of 5% per year. Interest is payable on the last day of each calendar quarter, and commenced on March 31, 2005. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 110% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December  23, 2005, (b) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2005 and on or prior to December 23, 2006, or (c) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to directly or indirectly incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.

Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.  Commencing on December 23, 2005, if the daily volume-weighted average price of the Company’s common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, the Company has the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of the Company’s common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If the Company makes either of the foregoing elections with respect to any 5% Convertible Debenture, the Company must make the same election with respect to all 5% Convertible Debentures.

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

The Company incurred approximately $1.3 million in issuance costs and other expenses in connection with the offering. This amount has been deferred and is being amortized to interest expense over the term of the 5% Convertible Debenture. Additionally, the Company evaluated the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Deficit; the value of the Put

Option and Registration Rights have been recorded as a liability and are subject to future value adjustments; and the value of the 5% Convertible Debentures has been recorded as long-term debt.

Annual maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$5
2007	—
2008	—
2009	20,000

Total	$20,005

8.	Long-term Deferred Revenue

At December 31, 2005, long-term deferred revenue included payments of approximately $16.8 million of compulsory license fees and interest from Sony Computer Entertainment Inc. and Sony Computer Entertainment of America Inc. (collectively, “Sony Computer Entertainment”), pursuant to Court rulings on January 10 and February 9, 2005. Due to the contingent nature of the court-order payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses.

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

Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation under certain terms, the Company will be required to make a cash payment to Microsoft of (i) an amount to be determined based on the settlement proceeds, and (ii) any funds received from Microsoft under the 7% Debentures. As discussed in Note 18, regarding the Sony Computer Entertainment litigation, the Court entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages and pre-judgment interest in the amount of $8.7 million. On June 16, 2005, Sony Computer Entertainment filed its notice of appeal of the judgment based upon the jury verdict; the Company intends to vigorously pursue its claims against Sony Computer Entertainment.

On April 2, 2004, Microsoft elected to convert 2,185,792 shares of Series A Preferred Stock into 2,185,792 shares of common stock. This conversion eliminated certain obligations, such as the mandatory redemption buy-back provision, the obligation to make dividend payments, and certain operational limitations.

In the event of a settlement of the Sony Computer Entertainment litigation, the Company will realize and retain net cash proceeds received from Sony Computer Entertainment only to the extent that settlement proceeds exceed the amounts due Microsoft for its Participation Rights and any outstanding 7% Debentures and interest as specified above. Under certain circumstances related to a Company initiated settlement with Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $15.0 million. In the event of an unfavorable judicial resolution or a dismissal or withdrawal by the Company of the lawsuit meeting certain conditions, the Company would not be required to make any payments to Microsoft except pursuant to the payment provisions relating to any outstanding 7% Debentures.

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

The $26.0 million received from Microsoft, as described above, plus an additional $1.4 million related to accretion and cumulative dividends, was reflected as a liability in the financial statements as of March 31, 2004. Upon Microsoft’s election to convert its shares of the Company’s Series A Preferred Stock into common stock in April 2004, the Company reduced the long-term customer advance from Microsoft to the minimum $15.0 million obligation the Company would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of consideration of $12.4 million was transferred to common stock when Microsoft elected to convert the Series A Preferred Stock to common stock.

10.	Restructuring Costs

The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” Restructuring costs of $185,000 incurred in the year ended December 31, 2005 consisted of severance benefits paid as a result of a reduction in workforce of approximately 10% in early 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.

Restructuring costs for the year ended December 31, 2005 were as follows (in thousands):

Year Ended December 31, 2005
Restructuring
	Restructuring	Costs Expensed	Restructuring	Restructuring
	Costs Unpaid	in the Year	Costs Paid	Costs Unpaid
	as of	Ended	through	as of
	December 31, 2004	December 31, 2005	December 31, 2005	December 31, 2005

Nature of Restructuring Costs:
Reduction in Force	$—	$185	$185	$—

11.	Commitments

The Company leases several of its facilities, vehicles, and some office equipment under noncancelable operating lease arrangements that expire at various dates through 2010.

Minimum future lease payments are as follows (in thousands):

Operating Leases

2006	$975
2007	933
2008	922
2009	709
2010	316

Total future minimum lease payments	$3,855

Rent expense was $1.1 million, $1.0 million, and $1.3 million in 2005, 2004, and 2003, respectively.

12.	Stockholders’ Deficit

Stock Options.  Under the Company’s stock option plans, the Company may grant options to purchase up to 15,120,074 shares of common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally expire 10 years from the date of grant. The Company has granted immediately exercisable options as well as options that become exercisable over periods ranging from three months to five years.

Details of activity under the option plans are as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding, January 1, 2003 (3,989,165 exercisable at a weighted average price of $9.66 per share)	7,549,725	$7.56
Granted (weighted average fair value of $2.56 per share)	2,250,750	3.37
Exercised	(502,134)	1.71
Canceled	(1,961,433)	8.56

Outstanding, December 31, 2003 (3,470,621 exercisable at a weighted average price of $9.61 per share)	7,336,908	6.40
Granted (weighted average fair value of $4.91 per share)	2,124,310	6.81
Exercised	(620,210)	2.56
Canceled	(1,246,381)	6.31

Outstanding, December 31, 2004 (4,126,485 exercisable at a weighted average price of $8.33 per share)	7,594,627	6.84
Granted (weighted average fair value of $3.43 per share)	1,158,400	6.75
Exercised	(778,393)	2.59
Canceled	(633,838)	7.28

Outstanding, December 31, 2005 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	$7.24

Additional information regarding options outstanding as of December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.12 - $ 1.50	860,839	6.68	$1.27	615,026	$1.25
1.53 - 2.35	890,938	6.59	1.93	738,947	1.96
2.42 - 6.03	890,946	7.42	5.23	471,955	5.24
6.06 - 6.20	740,000	7.84	6.15	393,333	6.16
6.23 - 6.98	1,045,040	8.84	6.77	91,424	6.26
7.00 - 7.68	733,916	8.16	7.09	330,011	7.08
7.69 - 8.98	914,679	4.46	8.66	836,551	8.71
9.24 - 15.50	804,804	5.65	10.84	658,554	11.17
17.13 - 34.75	434,748	4.38	25.62	434,744	25.62
43.25 - 43.25	24,886	4.28	43.25	24,886	43.25

$0.12 - $43.25	7,340,796	6.80	$7.24	4,595,431	$8.03

At December 31, 2005, the Company had 1,891,093 shares available for future grants under the option plans.

Additional Stock Plan Information.  As discussed in Note 1, the Company has accounted for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25 and its related interpretations. SFAS No. 123 requires the disclosure of pro forma net loss had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company used the Black-Scholes option pricing model and based its calculations on a multiple option valuation approach recognizing forfeitures as they occur. The Company’s calculations were made using the following weighted average assumptions:

	Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003

Expected life (in years)	2.5	2.5	2.5	0.5	0.5	0.5
Interest rate	4.1%	2.8%	2.8%	3.7%	1.4%	1.2%
Volatility	63%	107%	124%	33%	92%	132%
Dividend yield	—	—	—	—	—	—

The Company considers a number of factors in determining how to set its volatility rates in these calculations, including historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to the Company’s, if any, and the expected future stock price trends of the Company based on known and anticipated events, including events related to revenues, costs, and litigation. The Company currently considers its historical stock price movement and future stock price trends as the best indicator of future volatility and has set its volatility rates based on these factors.

Employee Stock Purchase Plan.  The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2005, 246,804 shares had been purchased under the plan.

Deferred Stock Compensation.  In January 2000, Immersion Medical’s Board of Directors approved a repricing of all outstanding stock options relating to Immersion Medical that had been granted on or after June 1, 1998 from $15.46 per share to $7.73 per share. A total of 30,797 options were repriced. Under APB 25 the repricing requires that compensation associated with these options be remeasured until they are exercised, forfeited, or expire. During the years ended December 31, 2005, 2004, and 2003, the Company did not record any deferred stock compensation in connection with these repriced options, as the price of the Company’s stock was not higher than the repriced amount at any quarter-end during those periods. Effective January 01, 2006, any future compensation expense related to these options will be accounted for in accordance with SFAS No. 123R.

In fiscal 2000, in connection with two business combinations accounted for under the purchase method, the Company recorded $5.8 million of deferred stock compensation which represented the intrinsic value of unvested assumed stock options, and was being amortized over the respective remaining service periods on a straight-line basis. As of December 31, 2005 all deferred stock compensation was fully amortized.

Warrants.  On December 23, 2004, the Company, in conjunction with the 5% Convertible Debentures, issued an aggregate of 426,951 warrants to purchase shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire. The Company allocated $1.7 million of the 5% Convertible Debenture proceeds to the warrant and will amortize the amount to interest expense over the five-year term of the 5% Convertible Debentures. See Note 7.

13.	Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003

Numerator:
Net loss	$(13,085)	$(20,738)	$(16,974)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,027	22,698	20,334

Net loss per share, basic and diluted	$(0.54)	$(0.91)	$(0.83)

For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Years Ended December 31,
	2005	2004	2003

Outstanding stock options	7,340,796	7,594,627	7,336,908
Warrants	778,494	778,494	480,943
Series A Redeemable Convertible Preferred Stock	—	—	2,185,792
5% Senior Subordinated Convertible Debentures	2,846,363	2,846,363	—

14.	Income Taxes

For the year ended December 31, 2005, the Company recorded a provision for income taxes of $158,000 yielding an effective tax rate of (1.2)%. The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although the Company incurred a pre-tax loss, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $16.8 million for the year ended December 31, 2005, created alternativeminimum taxable income. For the year ended December 31, 2004, the Company reversed the tax provision that had been recorded in 2003 due to the non-recognition of deferred revenues for 2003 tax return purposes.

Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$28,111	$28,576
Deferred revenue	8,922	2,100
Deferred rent	21	35
Research and development credits	1,611	1,391
Reserves and accruals recognized in different periods	560	387
Long-term customer advance from Microsoft	6,112	8,184
Basis difference in investment	1,328	1,328
Capitalized R&D expenses	522	638

Total deferred tax assets	47,187	42,639
Deferred tax liabilities:
Depreciation and amortization	(2,106)	(1,787)
Difference in tax basis of purchased technology	(355)	(704)
Valuation allowance	(44,726)	(40,148)

Net deferred tax assets	$—	$—

The Company’s effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

	2005	2004

Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.1)	(3.0)
Accretion of interest on debentures	1.4	—
Deferred stock compensation	—	0.2
Other	1.4	(0.2)
Valuation allowance	39.5	37.3

Effective tax rate	1.2%	(0.7)%

Substantially all of the Company’s loss from operations for all periods presented is generated from domestic operations.

At December 31, 2005, the Company has federal and state net operating loss carryforwards of $75.9 million and $27.0 million, respectively, expiring from 2011 through 2025 and from 2007 through 2015, respectively.

Amongst the net operating loss carryforwards, approximately $4.0 million and $2.0 million of federal and state net operating loss carryforwards were generated prior to 1999. These losses can be used to offset future taxable income. Usage is limited to approximately $16.4 million annually, due to an ownership change that occurred during 1999. Approximately $10.6 million of federal and state net operating loss carryforwards related to pre-acquisition losses from acquired subsidiaries can be used to offset future taxable income. Usage of pre-acquisition losses will be limited to approximately $1.1 million annually. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

15.	Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The Company did not make any contributions during the years ended December 31, 2005, 2004, or 2003.

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

As of December 31, 2005, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 2005, 2004, and 2003. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

17.	Related Parties

In July 2003 the Company entered into a consulting agreement with a member of its board of directors to assist with certain marketing initiatives of its wholly owned subsidiary, Immersion Medical. Under the terms of the consulting agreement the board member received $15,000 per month compensation and reimbursement of out-of-pocket travel expenses. The initial term of the consulting agreement was six months and was renewable for subsequent three-month terms unless either party notified the other of its election to terminate the agreement. The consulting agreement was terminated in April 2004. During the years ended December 31, 2004 and December 31, 2003 the board member earned compensation of $50,000 and $90,000, respectively.

18.	Contingencies

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

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving Immersion, as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company hadmade acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

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

Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.

On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213. The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony ComputerEntertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333.

On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and the Company and Microsoft agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between the Company and Microsoft.

On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of the Company. The jury found all the asserted claims of the patents valid and infringed. The jury awarded the Company damages in the amount of $82.0 million. On January 10, 2005, the Court awarded the Company prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay the Company a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of Judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide the Company with sales data 15 days after the end of each quarter and clarifying that Sony Computer Entertainment shall make the ordered payment 45 days after the end of the applicable quarter. Sony Computer Entertainment has made quarterly payments to the Company pursuant to the Court’s orders. Although the Company has received payments, the Company may be required to return them and any future payments based on the outcome of the appeals process.

On February 9, 2005, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal the Court’s January 10, 2005 order, and on February 10, 2005 Sony Computer Entertainment filed an Amended Notice of Appeal to include an appeal from the Court’s February 9, 2005 order.

On January 5 and 6, 2005, the Court held a bench trial on Sony Computer Entertainment’s remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in favor of the Company. On March 24, 2005, Judge Wilken also entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. The Company was also awarded its court costs. Court costs do not include attorneys’ fees.

Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. TheCourt further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of the Company and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

Sony Computer Entertainment also filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions. On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties have negotiated an agreement pursuant to which the funds on deposit with the Court may be deposited in an escrow account at JP Morgan Chase.

On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office. On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, the Company filed a Petition to dismiss, stay or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and the Company filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted the Company’s petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ’213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination; the Company has opposed this petition. The PTO has not yet issued a decision on Sony Computer Entertainment’s third petition. Sony Computer Entertainment also filed ex parte reexamination requests on the claims of the ‘333 and ‘213 Patents on December 13, 2005.

On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with this appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; the Company filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed the Company to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. We expect the briefing for the appeal to be concluded by all parties by the end of March 2006.

On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends the Company concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. the Company disputes and intends to vigorously defend itself against these allegations. Briefing is complete, and a hearing was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety.

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

Internet Services LLC Litigation

On October 20, 2004, ISLLC, a Company licensee and cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against the Company alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and the Company, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against the Company that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On

January 28, 2005, the Company filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ’213 and ’333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims.

ISLLC filed a notice of appeal of those orders with the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the Federal Circuit allowed the Company to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC; the Company expects the briefing for the appeal to be concluded by all parties by the end of March 2006.

On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the Company’s Judgment and recovery against Sony Computer Entertainment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated in District Court. The Company’s response to the complaint is due on March 16, 2006.

Immersion Corporation vs. Electro Source LLC

On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”) (Case No. 04-CV-4040 CW). Electro Source is a leading seller of video game peripherals under the Pelican Accessories brand. The Company’s Complaint alleged that Electro Source had willfully infringed, and was continuing to willfully infringe, the same two patents asserted in the Company’s litigation against Sony Computer Entertainment. The Complaint sought injunctive relief, as well as damages in an amount to be proven at trial, trebled due to Electro Source’s willful infringement, and attorneys’ fees and costs. Electro Source filed an answer to the Complaint denying the material allegations and asserting against the Company counterclaims seeking a judicial declaration that the asserted patents are invalid, unenforceable, and not infringed.

On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use. Electro Source will make royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. In March 2006, Electro Source paid the Company $650,000. The Company is entitled to be paid a minimum amount of $1.0 million in future periods. The Company and Electro Source each assumed financial responsibility for their respective legal costs with respect to the lawsuit between the Company and Electro Source.

Other Contingencies

From time to time, the Company receives claims from third parties asserting that the Company’s technologies, or those of its licensees, infringe on the other parties’ intellectual property rights. Management believes that these claims are without merit. Additionally, periodically, the Company is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s intellectual property, technology, or products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations. The Company has received a claim from one of its major licensees requesting indemnification from a patent infringement allegation. The Company has reviewed this demand and believes that it is without merit. The Company has not received communication from this licensee with respect to this claim since June of 2005. Such claim, however, could result in litigation, which could be costly and time-consuming to defend. Further, the Company’s business could be adversely affected if the Company was unsuccessful in defending against the claim.

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

See also Note 7 regarding contingencies relating to the 5% Senior Subordinated Convertible Debenture.

19.	Segment Reporting

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. The Company focuses on four application areas — gaming, mobility, industrial, and medical. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical. The Company determines its reporting segments in accordance with criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The gaming, mobility, and industrial areas do not individually meet the criteria for segment reporting as set out in SFAS No. 131.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about their revenue and operating profit before interest and taxes. A description of the types of products and services provided by each operating segment is as follows:

Immersion Computing, Entertainment, and Industrial develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their computing, entertainment, and industrial applications. Immersion Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table (in thousands):

	Immersion
	Computing,
	Entertainment,	Immersion	Intersegment
	and Industrial	Medical	Eliminations(4)	Total

2005
Revenues
Royalty and license	$8,205	$683	$—	$8,888
Product sales	4,894	8,066	(198)	12,762
Development contracts and other	1,741	1,011	(125)	2,627

Total revenues	$14,840	$9,760	$(323)	$24,277

Income (loss) from operations (2)	$(9,118)	$(2,845)	$63	$(11,900)
Interest and other income	490	—	—	490
Interest expense (1)	(1,506)	—	—	(1,506)
Depreciation and amortization	1,654	334	—	1,988
Net income (loss) (2)	(10,306)	(2,842)	63	(13,085)
Long-lived assets: capital expenditures and capitalized patent fees	1,378	614	—	1,992
Total assets	60,457	6,166	(21,863)	44,760

	Immersion
	Computing,
	Entertainment,	Immersion	Intersegment
	and Industrial	Medical	Eliminations(4)	Total

2004
Revenues
Royalty and license	$6,997	$1,781	$—	$8,778
Product sales	5,503	6,244	(103)	11,644
Development contracts and other	1,472	1,941	(72)	3,341

Total revenues	$13,972	$9,966	$(175)	$23,763

Income (loss) from operations	$(17,482)	$(2,926)	$16	$(20,392)
Interest and other income	168	—	—	168
Interest expense (1)	(39)	(2)	—	(41)
Depreciation and amortization	2,188	284	—	2,472
Net income (loss)	(17,805)	(2,949)	16	(20,738)
Long-lived assets: capital expenditures and capitalized patent fees	2,187	354	—	2,541
Total assets	55,145	5,989	(18,884)	42,250

2003
Revenues
Royalty and license	$4,157	$1,931	$—	$6,088
Product sales	5,994	4,460	(999)	9,455
Development contracts and other	1,704	3,183	(207)	4,680

Total revenues	$11,855	$9,574	$(1,206)	$20,223

Income (loss) from operations	$(14,995)	$120	$25	$(14,850)
Interest and other income	109	17	—	126
Interest expense (1)	(2)	(48)	—	(50)
Depreciation and amortization	3,244	276	—	3,520
Other expense, write down of investments (3)	(1,000)	—	—	(1,000)
Net income (loss)	(17,100)	101	25	(16,974)
Long-lived assets: capital expenditures and capitalized patent fees	1,782	232	—	2,014
Total assets	47,543	5,136	(14,766)	37,913

(1)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable, recorded as interest expense.

(2)	Included in income (loss) from operations and net loss in 2005 are restructuring costs of $59,000 for the Immersion Computing, Entertainment, and Industrial segment and $126,000 for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

(3)	Includes amounts written off of investments held by Immersion Computing, Entertainment, and Industrial segment.

(4)	Intersegment eliminations consist of eliminations for intercompany sales and cost of sales and intercompany receivable and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.

The Company operates primarily in the United States and in Canada where it operates through its wholly owned subsidiary, Immersion Canada, Inc. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

Revenue by Product Lines

Information regarding revenue from external customers by product lines is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenues from external customers:
Immersion Computing, Entertainment, and Industrial
Consumer	$6,743	$6,181	$3,571
3D and Professional Products	5,338	5,433	5,026
Automotive	2,047	1,802	1,284
Other	515	451	792

Total Immersion Computing, Entertainment, and Industrial	14,643	13,867	10,673
Immersion Medical	9,634	9,896	9,550

Total	$24,277	$23,763	$20,223

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended December 31,
	2005	2004	2003

North America	70%	71%	69%
Europe	17%	18%	18%
Far East	6%	9%	10%
Rest of the world	7%	2%	3%

Total	100%	100%	100%

During the years ended 2005, 2004, and 2003, the company derived 68%, 69%, and 68%, respectively, of its revenues from the United States. The company derived 10% of its revenue from Germany for the year ended 2005. Revenues from other countries represented less than 10% individually for the periods presented.

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2005	2004	2003

Customer A	11%	10%	*
Customer B	11%	17%	18%

Total	22%	27%	18%

*	Revenue derived from customer represented less than 10% for the period.

Of the significant customers noted above, Customer B had a balance of 19%, 27%, and 23% of the outstanding accounts receivable at December 31, 2005, 2004, and 2003, respectively.

The majority of our long-lived assets were located in the United States. Long-lived assets included net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at December 31, 2005 and 2004.

20.	Quarterly Results of Operations — (Unaudited)

The following table presents certain unaudited consolidated statement of operations data for our eight most recent quarters.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004
			(In thousands, except per share data)

Revenues	$6,872	$5,387	$6,246	$5,772	$7,443	$5,451	$5,514	$5,355
Gross profit	5,234	3,631	4,583	4,383	5,771	3,629	3,974	4,134
Operating loss	(2,646)	(3,881)	(2,590)	(2,783)	(3,009)	(6,899)	(4,876)	(5,608)
Net loss	(2,965)	(4,158)	(2,829)	(3,133)	(2,861)	(6,863)	(4,846)	(6,168)
Basic and diluted net loss per share	$(0.12)	$(0.17)	$(0.12)	$(0.13)	$(0.12)	$(0.29)	$(0.21)	$(0.30)
Shares used in calculating basic and diluted net loss per share	24,244	24,132	24,050	23,663	23,428	23,329	23,198	20,791

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Jose, California
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Immersion Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Jose, California
March 10, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

There were no changes to internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within Immersion, have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Committees” in Immersion’s definitive Proxy Statement for its 2006 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation and Related Information” in Immersion’s definitive Proxy Statement for its 2006 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2006 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in Immersion’s definitive Proxy Statement for its 2006 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2006 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2005, 2004, and 2003 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 93

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:

The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (‘‘Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (‘‘Haptech”) and 9039-4115 Quebec, Inc. (‘Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (‘‘Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)

Exhibit
Number	Description

2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative, and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361)on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.6	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.8	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number	Description

10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.) ##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)

Exhibit
Number		Description

10.27		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29		Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30		Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31		Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32		Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33		Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34		Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.36		Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37		Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.38		Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39		Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)#
10	.40*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.41*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.42*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.43*	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.44*	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)

Exhibit
Number		Description

10.45		Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.46		Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.47		Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)#
10.48		License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.49		Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10	.50*	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10	.51*	Employment Agreement dated November 13, 2003 by and between Tim Tight and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on February 17, 2004.)
10	.52*	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.53		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.54		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.55		New form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.56		Agreement to Terminated dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10	.57*	Voluntary Severance Agreement and General Release dated April 16, 2004 by and between Richard Stacey and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 13, 2004.)
10.58		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10	.59*	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10	.60*	Employment Agreement between Immersion Corporation and Mike Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 26, 2004.
10	.61*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 11, 2005.)
10	.62*	Variable compensation plan dated March 31, 2005 by and between Immersion Corporation and Michael Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on April 6, 2005.)

Exhibit
Number	Description

21.1	Subsidiaries of Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By:	/s/ STEPHEN AMBLER
Stephen Ambler
Chief Financial Officer and Vice President, Finance

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

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	President, Chief Executive Officer, and Director	March 10, 2006

/s/ STEPHEN AMBLER Stephen Ambler	Chief Financial Officer and Vice President, Finance	March 10, 2006

/s/ JOHN HODGMAN John Hodgman	Director	March 10, 2006

/s/ JONATHAN RUBINSTEIN Jonathan Rubinstein	Director	March 10, 2006

/s/ JACK SALTICH Jack Saltich	Director	March 10, 2006

/s/ EMILY LIGGETT Emily Liggett	Director	March 10, 2006

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 10, 2006

SCHEDULE II

VALUATION AND QUALIFIYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
		(In thousands)

Year ended December 31, 2005
Allowance for doubtful accounts	$159	$259	$35	$383
Year ended December 31, 2004
Allowance for doubtful accounts	$147	$27	$15	$159
Year ended December 31, 2003
Allowance for doubtful accounts	$334	$(129)	$58	$147

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (‘‘Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (‘‘Haptech”) and 9039-4115 Quebec, Inc. (‘‘Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.2	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.3	Escrow Agreement dated as of August 31, 2000, among Immersion Corporation, James F. Kramer and U.S. Trust Company, National Association. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.5	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc. and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.8	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative, and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Grant and Purchase Agreement and Plan with Michael Reich & Associates dated July 6, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361)on September 1, 1999.)
4.5	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.6	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)

Exhibit
Number	Description

4.8	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Immediately Exercisable Nonstatutory Stock Option Agreement with Steven G. Blank dated November 1, 1996. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.7	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 32,280 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.8	Amendment to Warrant to Purchase Shares of Series B Preferred Stock to Bruce Paul amending warrant to purchase 40,350 shares of Series B Preferred Stock dated September 22, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.9	Operating Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.10	Exchange Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.11	Lease with Speiker Properties, L.P. dated October 26, 1998. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.12	Agreement Draft for ASIC Design and Development with Kawasaki LSI, U.S.A., Inc., dated October 16, 1997. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.13	Patent License Agreement with Microsoft Corporation dated July 19, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.14	Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc., dated August 17, 1998. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.15	Amendment No. 1 to Semiconductor Device Component Purchase Agreement with Kawasaki LSI, U.S.A., Inc. dated April 27, 1999. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.) ##
10.16	Intercompany Intellectual Property License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.17	Patent License Agreement with MicroScribe, LLC dated July 1, 1997. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.18	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##

Exhibit
Number	Description

10.19	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.20	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.21	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.22	Common Stock Purchase Warrant issued to Intel Corporation dated June 6, 1997. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
10.23	Marketing Development Fund Letter Agreement with Logitech, Inc. dated November 15, 1999. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.) ##
10.24	HT Medical Systems, Inc. Amended Secured Convertible Promissory Note. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
10.25	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.26	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.27	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.28	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.29	Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.30	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.31	Stock Option Cancellation Agreement between Immersion Corporation and Bruce Schena dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.32	Stock Option Cancellation Agreement between Immersion Corporation and Louis Rosenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.33	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.34	Stock Option Cancellation Agreement between Immersion Corporation and Charles Boesenberg dated October 25, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.35	Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.36	Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.37	Retention Agreement dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)

Exhibit
Number		Description

10.38		Promissory Note dated August 29, 2001, between Immersion Corporation and Rodney G. Hilton (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2001.)
10.39		Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)#
10	.40*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Bob O’Malley. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.41*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.42*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Stuart Mitchell. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.43*	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.44*	Employment Agreement dated June 14, 1996, between Immersion Corporation and Richard L. Stacey. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
10.45		Series A Redeemable Convertible Preferred Stock Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.46		Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.47		Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)#
10.48		License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10.49		Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.)#
10	.50*	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10	.51*	Employment Agreement dated November 13, 2003 by and between Tim Tight and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on February 17, 2004.)
10	.52*	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.53		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.54		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.55		New form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)

Exhibit
Number		Description

10.56		Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10	.57*	Voluntary Severance Agreement and General Release dated April 16, 2004 by and between Richard Stacey and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 13, 2004.)
10.58		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10	.59*	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10	.60*	Employment Agreement between Immersion Corporation and Mike Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 26, 2004.
10	.61*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 11, 2005.)
10	.62*	Variable compensation plan dated March 31, 2005 by and between Immersion Corporation and Michael Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on April 6, 2005.)
21.1		Subsidiaries of Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.