Form 10-Q
period 2006-03-31
IMMERSION CORP
filed 2006-05-10
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Number of shares of common stock outstanding at May 3, 2006: 24,538,069

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$30,945	$28,171
Accounts receivable (net of allowances for doubtful accounts of: March 31, 2006, $357 and December 31, 2005, $383)	3,766	4,650
Inventories	2,661	2,655
Prepaid expenses and other current assets	1,089	1,131

Total current assets	38,461	36,607
Property and equipment, net	1,393	1,366
Intangibles and other assets, net	6,856	6,787

Total assets	$46,710	$44,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$890	$2,179
Accrued compensation	1,219	1,193
Other current liabilities	1,803	1,604
Deferred revenue and customer advances	2,038	2,741
Current portion of long-term debt	3	5

Total current liabilities	5,953	7,722
Long-term debt, less current portion	17,648	17,490
Long-term deferred revenue, less current portion	26,551	21,294
Long-term customer advance from Microsoft (Note 8)	15,000	15,000
Other long-term liabilities	44	49

Total liabilities	65,196	61,555

Contingencies (Note 16)
Stockholders’ deficit:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: March 31, 2006, 24,534,319 and December 31, 2005, 24,360,427	107,492	106,277
Warrants	3,686	3,686
Accumulated other comprehensive income	64	64
Accumulated deficit	(129,728)	(126,822)

Total stockholders’ deficit	(18,486)	(16,795)

Total liabilities and stockholders’ deficit	$46,710	$44,760

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Royalty and license	$1,910	$2,471
Product sales	3,366	2,695
Development contracts and other	756	606

Total revenues	6,032	5,772

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,355	1,389
Sales and marketing	3,077	2,819
Research and development	1,729	1,509
General and administrative	2,811	2,286
Amortization of intangibles	210	367
Litigation settlement	(650)	—
Restructuring costs	—	185

Total costs and expenses	8,532	8,555

Operating loss	(2,500)	(2,783)
Interest and other income	103	116
Interest expense	(407)	(399)
Other expense	—	(2)

Loss before provision for income taxes	(2,804)	(3,068)
Provision for income taxes	(102)	(65)

Net loss	$(2,906)	$(3,133)

Basic and diluted net loss per share	$(0.12)	$(0.13)

Shares used in calculating basic and diluted net loss per share	24,419	23,663

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,906)	$(3,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	168	217
Amortization of intangibles	210	367
Stock-based compensation	723	2
Excess tax benefits from stock-based compensation	(16)	—
Interest expense — accretion on 5% Convertible Debenture (Note 6)	158	160
Fair value adjustment of Put Option and Registration Rights	(5)	(11)
Loss on disposal of equipment	3	2
Changes in operating assets and liabilities:
Accounts receivable	884	9
Inventories	(6)	(130)
Prepaid expenses and other current assets	53	(387)
Accounts payable	(1,277)	(2,806)
Accrued compensation and other current liabilities	231	(202)
Deferred revenue and customer advances	4,555	6,547

Net cash provided by operating activities	2,775	635

Cash flows used in investing activities:
Intangibles and other assets	(280)	(246)
Purchases of property and equipment	(198)	(106)

Net cash used in investing activities	(478)	(352)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	126	116
Exercise of stock options	350	1,098
Excess tax benefits from stock-based compensation	16	—
Increase in issuance cost of 5% Convertible Debenture (Note 6)	—	(94)
Payments on notes payable and capital leases	(3)	(3)

Net cash provided by financing activities	489	1,117

Effect of exchange rates on cash and cash equivalents	(12)	(25)

Net increase in cash and cash equivalents	2,774	1,375
Cash and cash equivalents:
Beginning of the period	28,171	25,538

End of the period	$30,945	$26,913

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6	$—

Cash paid for interest	$254	$275

Supplemental disclosure of noncash investing and financing activities:
Costs related to debt issuance	$—	$94

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
  Description of Business
     Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that enhance touch interaction with digital devices.
  Principles of Consolidation and Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods have been included.
     The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
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
     Royalty and license revenue — The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor-specific objective evidence (“VSOE”) related to the value of the services does not exist.

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
     Product sales — The Company recognizes revenues from product sales when the product is shipped, provided that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from 3 to 24 months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. The Company offers no other general right of return on its products.
     Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.
     Multiple element arrangements — The Company enters into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, the Company allocates revenue to each element based on the relative fair value of each of the elements. The price charged when the element is sold separately generally determines the fair value or VSOE. For arrangements where VSOE of fair value exists only for the undelivered elements, the Company defers the full fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.
     The Company’s revenue recognition policies are significant because the Company’s revenues are a key component of its results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.
  Stock-based Compensation
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting

Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.
     The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows in the quarter ended March 31, 2006. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures as if the Company had recorded stock-based compensation expense for prior periods.
  Recent Accounting Pronouncements
     No significant items.
2. INVENTORIES

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw materials and subassemblies	$2,318	$2,369
Work in process	85	55
Finished goods	258	231

Total	$2,661	$2,655

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2006	2005
	(In thousands)
Computer equipment and purchased software	$3,036	$2,974
Machinery and equipment	2,364	2,235
Furniture and fixtures	1,249	1,229
Leasehold improvements	805	798

Total	7,454	7,236
Less accumulated depreciation	(6,061)	(5,870)

Property and equipment, net	$1,393	$1,366

4. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2006	2005
	(In thousands)
Patents and technology	$11,758	$11,478

Other assets	83	83

Gross intangibles and other assets	11,841	11,561

Accumulated amortization of patents and technology	(4,985)	(4,774)

Intangibles and other assets, net	$6,856	$6,787

     The estimated annual amortization expense for intangible assets as of March 31, 2006 is $822,000 in 2006, $1.1 million in 2007, $762,000 in 2008, $660,000 in 2009, $604,000 in 2010, and $3.2 million thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2006	2005
	(In thousands)
Accrued legal	$308	$307
Other current liabilities	1,495	1,297

Total other current liabilities	$1,803	$1,604

Deferred revenue	$1,999	$2,702
Customer advances	39	39

Total current deferred revenue and customer advances	$2,038	$2,741

6. LONG-TERM DEBT
     The components of long-term debt are as follows (in thousands):

	March 31,	December 31,
	2006	2005
5% Senior Subordinated Convertible Debenture	$17,648	$17,490
Other	3	5

Total	17,651	17,495
Current portion	(3)	(5)

Total long-term debt	$17,648	$17,490

     5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”) — On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest have not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year and is payable on the last day of each calendar quarter. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006 or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to directly or indirectly incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.
     Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option — If the daily volume-weighted average price of the Company’s common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, the Company has the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of the Company’s common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If the Company makes either of the foregoing elections with respect to any 5% Convertible Debenture, the Company must make the same election with respect to all 5% Convertible Debentures.
     Warrants — On December 23, 2004, in connection with the issuance of the 5% Convertible Debentures, the Company issued warrants to purchase an aggregate of 426,951 shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire. The exercise price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable exercise price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for option or convertible securities. The exercise price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock.
     Registration Rights — On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures, and the shares of common stock issuable upon conversion of the debentures, was declared effective by the SEC. The Company expects to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
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
     Annual maturities of long-term debt at March 31, 2006 are as follows (in thousands):

2006	$3
2007	—
2008	—
2009	20,000

Total	$20,003

7. LONG-TERM DEFERRED REVENUE
     At March 31, 2006, long-term deferred revenue included payments of approximately $22.1 million of compulsory license fees and interest from Sony Computer Entertainment Inc. and Sony Computer Entertainment of America Inc. (collectively, “Sony Computer Entertainment”), pursuant to Court rulings on January 10 and February 9, 2005. Due to the contingent nature of the court-order payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses.
8. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT
     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell up to $9.0 million of debentures to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48-month period. The sublicense rights provided to Microsoft to contract directly with Sony Computer Entertainment have now expired. The Company has, to date, not sold any 7% Debentures, of which $6 million remain available for sale.
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
9. STOCK-BASED COMPENSATION
  Stock Options
     The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Under the Company’s stock option plans, the Company may grant options to purchase up to 16,338,095 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At March 31, 2006, 2,577,102 stock options were available for grant and 7,724,588 stock options were outstanding.
  Employee Stock Purchase Plan
     The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than

2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of March 31, 2006, 272,476 shares had been purchased under the plan. Under SFAS 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for grants made under the ESPP.
  General Stock Option Information
     The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2006:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding, December 31, 2005 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	$7.24
Granted (weighted average fair value of $4.32 per share)	814,503	6.92
Exercised	(148,220)	2.36
Canceled	(282,491)	7.71

Outstanding, March 31, 2006 (4,800,763 exercisable at a weighted average price of $7.92 per share)	7,724,588	$7.29

  Stock-based Compensation
     On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. See Note 1 for a description of the Company’s adoption of SFAS No. 123R.
     Valuation and amortization method - The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”), straight-line single-option approach to determine the fair value of stock options and employee stock purchase plan shares. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Prior to the adoption of SFAS 123R, the Company used the Black-Scholes model, multiple-option approach to determine the fair value of stock options and employee stock purchase plan shares and amortization of resulting stock-based compensation amounts included in its pro forma disclosures of SFAS No. 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
     Expected term - The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107. The expected term of employee stock purchase plan shares is the length of the offering period.
     Expected volatility - The Company estimates the volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to it, if any, and its expected future stock price trends based on known or anticipated events.
     Risk-free interest rate - The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
     Expected dividend - The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model.
     Forfeitures - The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

     The assumptions used to value option grants and shares under the employee stock purchase plan are as follows:

	Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Expected term (in years)	6.25	2.5	0.5	0.5
Volatility	62%	67%	34%	70%
Interest rate	4.8%	4.1%	4.6%	2.1%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

Three Months Ended
March 31, 2006
Income Statement Classifications	(In thousands)
Cost of product sales	$19
Sales and marketing	286
Research and development	129
General and administrative	289

Total	$723

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the three months ended March 31, 2006 the Company recorded $16,000 of excess tax benefits from stock-based compensation. Total cash flow under the new accounting rules is the same as under the old accounting rules.
     As of March 31, 2006, there was $4.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     The following table sets forth the pro forma amounts of net income and net income per share, for the three months ended March 31, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123:

Three Months Ended
March 31, 2005
(In thousands)
Net loss — as reported	$(3,133)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	2
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,207)

Net loss — pro forma	$(4,338)

Basic and diluted loss per common share — as reported	$(0.13)
Basic and diluted loss per share — pro forma	$(0.18)

10. LITIGATION SETTLEMENT
     On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”). On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use. Electro Source will make royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. In March 2006, Electro Source paid the Company $650,000. The Company is entitled to be paid a minimum amount of $1.0 million in future periods. The Company and Electro Source each assumed financial responsibility for their respective legal costs with respect to the lawsuit between the Company and Electro Source.
11. RESTRUCTURING COSTS
     The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” There were no restructuring costs incurred in the three months ended March 31, 2006. Restructuring costs of $185,000 incurred in the three months ended March 31, 2005 consisted of severance benefits paid as a result of a reduction in workforce. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the 2005 reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.
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

12. INCOME TAXES
     For the three months ended March 31, 2006 and 2005, the Company recorded provisions for income taxes of $102,000 and $65,000, yielding effective tax rates of (3.6)% and (2.1)%, respectively. Although the Company incurred pre-tax losses, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $5.3 million and $7.0 million for the three months ended March 31, 2006 and 2005, respectively, created federal and state alternative minimum taxable income.
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
13. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net loss	$(2,906)	$(3,133)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,419	23,663

Net loss per share, basic and diluted	$(0.12)	$(0.13)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,
	2006	2005
Outstanding stock options	7,724,588	7,911,063
Warrants	778,494	778,494
5% Senior Subordinated Convertible Debentures	2,846,363	2,846,363
14. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(2,906)	$(3,133)
Foreign currency translation adjustment	—	(1)

Total comprehensive loss	$(2,906)	$(3,134)

15. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA, AND SIGNIFICANT CUSTOMERS
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that let users interact with digital devices using their sense of touch. The Company focuses on five application areas – gaming, mobility, 3D, touch interface, and medical. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical. The Company determines its reporting segments in accordance with criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The gaming, mobility, 3D, and touch interface areas do not individually meet the criteria for segment reporting as set out in SFAS No. 131.
     The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating profit before interest and taxes. A description of the types of products and services provided by each operating segment is as follows:
     Immersion Computing, Entertainment, and Industrial develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their computing, entertainment, and industrial applications. Immersion Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.
     The following tables display information about our reportable segments:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,448	$3,650
Immersion Medical	2,601	2,218
Intersegment eliminations	(17)	(96)

Total	$6,032	$5,772

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(2,638)	$(2,384)
Immersion Medical	(278)	(707)
Intersegment eliminations	10	(42)

Total	$(2,906)	$(3,133)

     Included in net loss for the three months ended March 31, 2005 are restructuring costs of $59,000 for the Immersion Computing, Entertainment, and Industrial segment and $126,000 for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

	March 31,	December 31,
	2006	2005
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$62,817	$60,457
Immersion Medical	5,695	6,166
Intersegment eliminations	(21,802)	(21,863)

Total	$46,710	$44,760

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
  Revenue by Product Lines
     Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$1,408	$1,825
3D	1,177	1,140
Touch Interface	846	616

Subtotal Immersion Computing, Entertainment, and Industrial	3,431	3,581
Immersion Medical	2,601	2,191

Total	$6,032	$5,772

  Revenue by Region
     The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2006	2005
North America	74%	78%
Europe	15%	14%
Far East	10%	5%
Rest of the world	1%	3%

Total	100%	100%

     The Company derived 72% and 74% of its total revenues from the United States for the three months ended March 31, 2006 and 2005, respectively. Revenues from other countries represented less than 10% individually for the periods presented.

     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2006 and December 31, 2005.
  Significant Customers
     Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,
	2006	2005
Customer A	*	15%
Customer B	*	19%

Total	*	34%

*	Revenue derived from customer represented less than 10% for the period.
     Of the significant customers noted above, Customer B accounted for 19% of the Company’s accounts receivable at December 31, 2005. No other customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2006 or December 31, 2005.
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
     The Company and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company believes is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court took the matter under submission of whether the settlement should be approved after a hearing on April 24, 2006.

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
     On July 28, 2003, the Company announced that it had settled its legal differences with Microsoft, and both parties agreed to dismiss all claims and counterclaims relating to this matter as well as assume financial responsibility for their respective legal costs with respect to the lawsuit between the Company and Microsoft.
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
     On March 24, 2005, Judge Wilken also entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. The Company was also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005 pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of the Company and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
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

     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with the appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; the Company filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed the Company to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. On March 15, 2006, the Company filed a further substitute brief in response to a Federal Circuit order clarifying the maximum number of words the Company was allowed given ISLLC’s cross appeal. Sony Computer Entertainment filed its Reply Brief on April 27, 2006, and ISLLC’s Reply Brief is expected to be filed before the end of May 2006.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contends the Company concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, the Company filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and the Company filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted the Company’s petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. The Company filed its opposition to this petition on May 3, 2006, and the PTO has not yet issued a decision.
     On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. The Company moved to intervene in the lawsuit, and on March 31, 2006, the Court granted the Company’s motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. Briefing with regard to the summary judgment motions by all parties is complete, and the hearing before Judge Ellis occurred on April 21, 2006. The Court has not yet ruled on the parties’ motions.
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
     In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 8 to the condensed consolidated financial statements.
     The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs it incurs in connection with the litigation. The Company expenses litigation costs as incurred, and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.

  Internet Services LLC Litigation
     On October 20, 2004, ISLLC, the Company’s licensee and the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against the Company in its lawsuit against Sony Computer Entertainment, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and the Company, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a notice of appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed the Company to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC; the Company expects the briefing for the appeal to be concluded by all parties by the end of May 2006.
     On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was recently assigned to Judge Wilken given its relationship to the previous proceedings involving Sony and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006.
  Immersion Corporation vs. Thorner
     On March 24, 2006, the Company filed a lawsuit against Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which the Company has alleged is in violation of contractual obligations to it. Thorner removed the case to federal court, and filed an answer and cross claims against Immersion on May 1, 2006. Thorner has been served with discovery. The Company intends to vigorously prosecute this lawsuit.
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
     See also Note 6 regarding contingencies relating to the 5% Senior Subordinated Convertible Debenture.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.
OVERVIEW
     We are a leading provider of haptic technology that enhances touch sensations for products in a wide variety of markets. We develop, manufacture, license, and support a wide range of hardware and software technologies that enhance touch interaction with digital devices. We focus on five application areas – gaming, mobility, 3D, touch interface, and medical. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.
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
     Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as necessary as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 600 issued or pending patents in the United States and other countries, covering various aspects of hardware and software technologies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory reserves, warranty obligations, patents and intangible assets, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:
  Revenue Recognition
     We recognize revenues in accordance with applicable accounting standards including SAB No. 104, “Revenue Recognition,” EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
     Royalty and license revenue — We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when vendor-specific objective evidence (VSOE) related to the value of the services does not exist.
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
     Product sales — We recognize revenues from product sales when the product is shipped, provided collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to twenty-four months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe® product line for 14 days after purchase. We recognize revenue at the time of shipment of a

MicroScribe digitizer and provide an accrual for potential returns based on historical experience. We offer no other general right of return on our products.
     Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.
     Multiple element arrangements — We enter into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. Generally, the price charged when the element is sold separately determines the fair value or VSOE. For arrangements where VSOE of fair value exists only for the undelivered elements, we defer the full fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue, assuming all other criteria for revenue recognition have been met.
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
  Stock-based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123R. We adopted the provisions of SFAS No. 123R on January 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     Valuation and amortization method - We use the Black-Scholes option-pricing model, straight-line single-option approach to determine the fair value of stock options and employee stock purchase plan shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
     Expected term - We estimate the expected term of options granted by using the simplified method as prescribed by SAB 107.
     Expected volatility - We estimate the volatility of our common stock taking into consideration our historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses to ours, if any, and our expected future stock price trends based on known or anticipated events.
     Risk-free interest rate - We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
     Expected dividend - We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.
     Forfeitures - We are required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
     If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     The guidance in SFAS No. 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions.
     See Note 9 to our condensed consolidated financial statements for further information regarding the SFAS No. 123R disclosures.
  Long-term Liabilities
     In 2003, we executed a series of agreements with Microsoft as described in Note 8 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Preferred Stock into common stock, we reduced the long-term customer advance from Microsoft to the minimum amount we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of the consideration was transferred to common stock in 2004. Under certain circumstances related to a settlement with Sony Computer Entertainment, we are obliged to pay Microsoft a minimum of $15.0 million. In the event of an unfavorable judicial resolution or a dismissal or withdrawal by us of the lawsuit meeting certain conditions, we would not be obliged to make any payment to Microsoft.
     In December 2004, we executed a series of agreements as described in Note 6 to the condensed consolidated financial statements that provided for the issuance of 5% Convertible Debenture, and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures. We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures are being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Deficit, the value of the Put Option and Registration Rights are recorded as liabilities and are subject to future value adjustments, and the value of the 5% Convertible Debentures is recorded as long-term debt.
  Long-term Deferred Revenue
     In addition to normal items of deferred revenue due after one year, we have included Sony Computer Entertainment compulsory license fees and interest earned thereon in long-term deferred revenue due to the contingent nature of the court-ordered payments (see Note 7 to our condensed consolidated financial statements). We will not record any revenue or interest income associated with these payments until such time as the contingency lapses.
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
  Intangible Assets
     We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2006, we capitalized external costs associated with patents and trademarks of $280,000. Our total amortization expense for the same period for all intangible assets was $210,000.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
Overview
     We achieved a 5% increase in revenues during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to increased product sales and increased development contract revenue, most notably medical product sales. The first quarter revenue growth was impacted by a 23% decrease in gaming revenues, which was consistent with industry performance. We believe the investments made in the sales and marketing area continue to contribute to our ability to penetrate new and existing markets and build greater market acceptance for our touch technologies. We incurred a net loss for the three months ended March 31, 2006 of $2.9 million, a decrease of 7% from our $3.1 million net loss for the three months ended March 31, 2005. The decrease in the net loss was primarily due to increased gross margin mainly due to increased medical product sales. Included in our operating results for the three months ended March 31, 2006 is a $723,000 charge for stock-based compensation due to our adoption of SFAS No. 123R on January 1, 2006. In addition, a $650,000 litigation settlement payment from Electro Source reduced total operating expenses.
     As of March 31, 2006, our cash and cash equivalents were $30.9 million. In February 2006, Sony Computer Entertainment made a payment of approximately $5.1 million to us pursuant to the Court orders of January 10, 2005 and February 9, 2005, which contributed to the cash increase.
     During the remainder of 2006, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We expect expenses related to our current litigation with Sony Computer Entertainment to decrease in 2006 as compared to 2005. Although we will focus on reducing operating expenses, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Risk Factors.”

	March 31,		Change
REVENUES	2006	2005
	($ In thousands)
Three months ended:

Royalty and license	$1,910	$2,471	(23)%
Product sales	3,366	2,695	25%
Development contracts and other	756	606	25%

Total Revenue	$6,032	$5,772	5%

Three Months ended March 31, 2006 compared to three months ended March 31, 2005
     Total Revenue — Our total revenue for the first three months of 2006 increased by $260,000 or 5% from the first three months of 2005.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2006 was $1.9 million, a decrease of $561,000 or 23% from the three months ended March 31, 2005. The decrease in royalty and license revenue was primarily due to a decrease in gaming royalties of $413,000, and a decrease in medical license fees of $391,000, offset in part by an increase in touch interface product royalties of $226,000.
     The decrease in gaming royalties was mainly due to decreased third-party market share of aftermarket game console controllers and significant declines in the game console controller market in general. The overall video console gaming market has declined as console makers transition in 2006 from end-of-life console platforms (Microsoft Xbox, Sony PlayStation 2, and Nintendo GameCube) to next generation console platforms (Microsoft Xbox 360, Sony PlayStation 3, and Nintendo Revolution). Microsoft’s Xbox 360 launched in November 2005, and Sony’s PlayStation 3 and Nintendo Revolution are expected to be introduced in late 2006. As a result of these introductions, we believe consumers are choosing not to purchase current generation consoles and instead are waiting for the release of newer, more advanced, next generation consoles. When the Sony PlayStation 3 and Nintendo Revolution launch in late 2006, we anticipate that third-party royalties will likely decline further as these new consoles are introduced and market share shifts back to first-party peripheral makers, just as we have seen with the Microsoft Xbox 360. Furthermore, Sony announced on May 8, 2006, that their controller for the PlayStation 3 will not include the vibration features that have been available on the controllers for the PlayStation and PlayStation 2. While we do not know what force feedback capabilities will be available in the PlayStation 3 console at launch, if any, or whether or to what extent the PlayStation 3 console will be compatible with third-party peripherals containing force feedback capability, if any, this course of action by Sony may have materially adverse consequences on our future gaming royalty revenues.
     The decrease in medical royalty and license revenue was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic. Revenue recognition on the license and development agreements with Medtronic is based on cost-to-cost percentage-of-completion; a decrease in activity on these contracts results in a decrease in revenue recognized. Touch interface product royalties increased due to increased licensee revenue from signing a new licensee in 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them. We expect increased touch interface product royalties and license revenue in 2006 based on new licensees signed and an increase in the number of cars sold that incorporate our technology.
     Product sales — Product sales for the three months ended March 31, 2006 were $3.4 million, an increase of $671,000 or 25% as compared to the three months ended March 31, 2005. The increase in product sales was primarily due to increased medical product sales of $570,000, mainly due to increased sales of our endoscopy and laparoscopy simulator platforms. This was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions. In addition, our 3D products increased by $188,000 primarily due to increased sales of our MicroScribe, CyberGlove® and CyberForce® products. Partially offsetting this increase was a decrease in product sales from force feedback electronics for arcade gaming of $115,000 due to the timing of product introductions by our customers.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial and government contracts and extended support and warranty contracts. Development contract and other revenue was $756,000 during the three months ended March 31, 2006, an increase of $150,000 or 25% as compared to the three months ended March 31, 2005. Government contract revenue increased by $294,000 primarily due to increased work performed under a medical government contract which we anticipate completing by the third quarter of 2006.

Commercial contract revenue decreased by $154,000 primarily due to a decrease in development contract revenue from Immersion Medical.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of 2006, revenue generated in North America, Europe, Far East, and Rest of the World represented 74%, 15%, 10%, and 1%, respectively, compared to 78%, 14%, 5%, and 3%, respectively, for the first three months of 2005. The shift in revenues among regions was mainly due to a decrease in revenue from North American customers such as Medtronic and gaming licensees offset by increased sales of our 3D products in the Far East.

	March 31,		Change
COST OF PRODUCT SALES	2006	2005
	($ In thousands)
Three months ended:

Cost of product sales	$1,355	$1,389	(2)%
% of total product revenue	40%	52%
     Cost of Product Sales - Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales were $1.4 million, a decrease of $34,000 or 2% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Cost of product sales as a percentage of revenue declined to 40% for the three months ended March 31, 2006 as compared to 52% for the same period in 2005. The decrease in cost of product sales was primarily due to decreased direct material costs of $79,000, offset in part by an increase of overhead costs of $32,000. Despite an increase in product sales by 25% during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, direct material costs decreased and cost of product sales as a percentage of revenue decreased due to a favorable shift in the mix of products sold during the quarter. Increased sales of higher margin products such as our medical training simulators and reduced sales of lower margin products such as our SoftMouse product accounted for the favorable mix shift. Overhead costs increased mainly due to increased salary expense and a stock-based compensation charge of $19,000 due to the adoption of SFAS No. 123R.

	March 31,		Change
OPERATING EXPENSES AND OTHER	2006	2005
	($ In thousands)
Three months ended:

Sales and marketing	$3,077	$2,819	9%
% of total revenue	51%	49%

Research and development	$1,729	$1,509	15%
% of total revenue	29%	26%

General and administrative	$2,811	$2,286	23%
% of total revenue	47%	40%

Amortization of intangibles	$210	$367	(43)%
% of total revenue	3%	6%

Litigation settlement	$(650)	$—	—
% of total revenue	(11)%	—%

Restructuring Costs	$—	$185	—
% of total revenue	—%	3%
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $3.1 million, an increase of $258,000 or 9% in the first three months of 2006 compared to the comparable period in 2005. The increase was primarily due to increased salaries, benefits, and overhead expense of $436,000 and an increase in travel expense to support sales and marketing efforts of $53,000, offset in part by a reduction in bad debt expense of $147,000 and decreased shows and exhibits expense of $69,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $286,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and an increase in variable compensation due to increased sales. We expect to continue to focus our sales and marketing efforts on medical, mobile phone, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We anticipate sales and marketing costs will increase in absolute dollars in 2006 compared to 2005. We expect to continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $1.7 million, an increase of $220,000 or 15% in the first three months of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, overhead and travel of $141,000, an increase in prototyping expenses of $61,000, and an increase in professional consulting expense of $16,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $129,000 due to the adoption of SFAS No. 123R in the first quarter of 2006. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $2.8 million, an increase of $525,000 or 23% in the first three months of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, overhead of $413,000 and increased legal, professional, and license fee expense of $90,000 mostly related to the litigation against Electro Source and Sony Computer Entertainment. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $289,000 due to the adoption of SFAS No. 123R in the first quarter of 2006. Although we expect our litigation costs related to the Sony Computer Entertainment litigation to decrease in 2006, we expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with the appeal and other motions that Sony Computer Entertainment has made, and we expect we will continue to incur costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $157,000 or 43% in the first three months of 2006 compared to the same period in 2005. The decrease was primarily attributable to some intangible assets reaching full amortization.
     Litigation Settlement - Litigation settlement benefits were $650,000 for the three months ended March 31, 2006. No litigation settlement benefits were received in the three months ended March 31, 2005. In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source will make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. In March 2006, Electro Source paid us $650,000. We are entitled to be paid a minimum amount of $1.0 million in future periods.
     Restructuring Costs — No restructuring costs were incurred in the three months ended March 31, 2006. Restructuring costs were $185,000 for the three months ended March 31, 2005. The costs consisted of severance benefits resulting from a reduction in force during the period. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.
     Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income decreased by $13,000 in the first three months of 2006 compared to the same period in 2005. This was the result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment, for the first three months of 2006 compared to the same period in 2005. Interest income earned on the payments from Sony Computer Entertainment has been included in deferred revenue.
     Interest Expense — Interest expense consists primarily of interest and accretion expense on our 5% Convertible Debentures and notes payable. Interest expense increased by $8,000 in the first three months of 2006 compared to the same period in 2005 primarily due to increased accretion expense on our 5% Convertible Debentures and interest due on funds held on a government contract.
     Provision for Income Taxes — For the three months ended March 31, 2006, we recorded a provision for income taxes of $102,000 on a pre-tax loss of $2.8 million, yielding an effective tax rate of (3.6)%. For the three months ended March 31, 2005, we recorded a provision for income taxes of $65,000 on a pre-tax loss of $3.1 million yielding an effective tax rate of (2.1)%. The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income. Although we incurred pre-tax losses, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $5.3 million and $7.0 million for the first three months of 2006 and 2005 respectively, are taxable, giving rise to an overall taxable profit.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,448	$3,650
Immersion Medical	2,601	2,218
Intersegment eliminations	(17)	(96)

Total	$6,032	$5,772

Net Loss:
Immersion Computing, Entertainment, and Industrial	$(2,638)	$(2,384)
Immersion Medical	(278)	(707)
Intersegment eliminations	10	(42)

Total	$(2,906)	$(3,133)

     Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $3.4 million, a decrease of $202,000 or 6% in the first three months of 2006 compared to the same period in 2005. Royalty and license revenues decreased by $170,000, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; product sales increased by $48,000, mainly due to increased sales of our MicroScribe, CyberGlove and CyberForce products; and development contract revenues decreased by $80,000, primarily due to reduced government contracts, partially offset in part by increased revenue on touch interface contracts. Net loss for the three months ended March 31, 2006 was $2.6 million, an increase of $254,000 or 11% compared to the same period in 2005. The increase was primarily due to decreased gross margins of $173,000 primarily due to reduced royalty revenues and increased non-operating expenses of $52,000 mainly due to reduced interest income and increased provision for income taxes.
     Immersion Medical segment — Revenues from Immersion Medical were $2.6 million, an increase of $383,000 or 17%, for the first three months of 2006 compared to the same period in 2005. The increase was primarily due to an increase of $570,000 in product sales and an increase of $204,000 in development contract revenue which were partially offset by a decrease of $391,000 in royalty and license revenues. Product sales increased primarily due to increased sales in our endoscopy and laparoscopy simulator platforms. The product sales increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions as well as targeted marketing programs and improved reseller performance. Development contract revenue increased due to an increase in work performed under a government contract that was partially offset by a reduction in commercial contract revenue. The decrease in medical royalty and license revenue was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic. Net loss for the three months ended March 31, 2006 was $278,000, a decrease of $429,000 or 61% compared to the same period in 2005. The improvement was mainly due to increased gross margin of $388,000 primarily due to increased revenues and reduced operating expenses of $45,000. The reduced operating expenses included reduced restructuring costs and lower sales and marketing expenses partially offset by increased research and development expenses and general and administrative expenses.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ deficit.
     At March 31, 2006 our cash and cash equivalents totaled $30.9 million, an increase of $2.7 million from $28.2 million at December 31, 2005.

     During 2003, we entered into a series of agreements with Microsoft in connection with the settling of our lawsuit against Microsoft. As part of these agreements, we may require Microsoft, at our discretion, to buy up to $6.0 million of our 7% Debentures, at a rate of $2.0 million per annum plus any amounts not purchased in the prior 12 months, for the two years ending July 2007. As of March 31, 2006, we had not sold any of these 7% Debentures to Microsoft.
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
     Net cash provided by operating activities during the three months ended March 31, 2006 was $2.8 million, a change of $2.1 million from the $635,000 provided during the three months ended March 31, 2005. Cash provided by operations during the three months ended March 31, 2006 was primarily the result of a $4.6 million increase due to a change in deferred revenue and customer advances mainly related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $5.3 million. Cash provided by operations during the three months ended March 31, 2006 was also impacted by noncash charges and credits of $1.2 million, including $723,000 of stock-based compensation, $210,000 in amortization of intangibles, $168,000 in depreciation, and $158,000 in accretion expenses on our 5% Convertible Debentures, as well as an increase of $884,000 due to a change in accounts receivable, an increase of $231,000 due to a change in accrued compensation and other current liabilities, and an increase of $53,000 due to a change in prepaid expenses and other current assets. These increases were offset by our $2.9 million net loss and a decrease of $1.3 million due to a change in accounts payable due to the timing of payments to vendors.
     Net cash used in investing activities during the three months ended March 31, 2006 was $478,000, compared to the $352,000 used in investing activities during three months ended March 31, 2005, an increase of $126,000. Net cash used in investing activities during the period consisted of a $280,000 increase in other assets, primarily due to capitalization of external patent filing and application costs and $198,000 used to purchase capital equipment.
     Net cash provided by financing activities during the three months ended March 31, 2006 was $489,000 compared to $1.1 million provided during the three months ended March 31, 2005, or a $628,000 decrease from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options in the amount of $476,000.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for at least the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. Although we will continue to incur significant additional expenses associated with the reexamination proceedings before the United States Patent and Trademark Office and an appeal process related to our litigation against Sony Computer Entertainment, we expect our litigation costs associated with the Sony Computer Entertainment litigation to decrease during 2006 compared to 2005. We anticipate that capital expenditures for the year ended December 31, 2006 will total approximately $1.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation, or have to repay the compulsory license payments previously received and interest thereon totaling $22.1 million as of March 31, 2006, or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may elect to raise additional capital through sale of debt and/or equity securities or through a line of credit. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
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
     With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (“Put Option”). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The conversion price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable conversion price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The conversion price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.
RECENT ACCOUNTING PRONOUNCEMENTS
       No significant items.
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
     As of March 31, 2006, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount, and accrued and unpaid interest, in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105%

of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of March 31, 2006, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court took the matter under submission of whether the settlement should be approved after a hearing on April 24, 2006.
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
     On August 16, 2004, the trial against Sony Computer Entertainment commenced. On September 21, 2004, the jury returned its verdict in favor of us. The jury found all the asserted claims of the patents valid and infringed. The jury awarded us damages in the amount of $82.0 million. On January 10, 2005, the Court awarded us prejudgment interest on the damages the jury awarded at the applicable prime rate. The Court further ordered Sony Computer Entertainment to pay us a compulsory license fee at the rate of 1.37%, the ratio of the verdict amount to the amount of sales of infringing products, effective as of July 1, 2004 and through the date of Judgment. On February 9, 2005, the Court ordered that Sony Computer Entertainment provide us with sales data 15 days after the end of each quarter and clarified that Sony Computer Entertainment will make the ordered payment 45 days after the end of the applicable quarter. Sony Computer Entertainment has made quarterly payments to us pursuant to the Court’s orders. Although we have received payments, we may be required to return them and any future payments based on the outcome of the appeals process.
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
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with the appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; we filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. On March 15, 2006, we filed a further substitute brief in response to a Federal Circuit order clarifying the maximum number of words we were allowed given ISLLC’s cross appeal. Sony Computer Entertainment filed its Reply Brief on April 27, 2006 and ISLLC’s Reply Brief is expected to be filed before the end of May 2006.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art which Sony Computer Entertainment contends we concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, we filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and we filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted our petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. We filed our opposition to this petition on May 3, 2006, and the PTO has not yet issued a decision.
     On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. We moved to intervene in the lawsuit, and on March 31, 2006, the Court granted our motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. Briefing with regard to the summary judgment motions by all parties is complete, and the hearing before Judge Ellis occurred on April 21, 2006. The Court has not yet ruled on the parties’ motions.
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
     In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8 to the condensed consolidated financial statements.
     We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.

  Internet Services LLC Litigation
     On October 20, 2004, ISLLC, our licensee and the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against us in our lawsuit against Sony Computer Entertainment, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and us, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a notice of appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed us to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC; we expect the briefing for the appeal to be concluded by all parties by the end of May 2006.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was recently assigned to Judge Wilken given its relationship to the previous proceedings involving Sony and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006.
       Immersion v. Thorner
     On March 24, 2006, we filed a lawsuit against Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which we have alleged is in violation of contractual obligations to us. Thorner removed the case to federal court, and filed an answer and cross claims against Immersion on May 1, 2006 Thorner has been served with discovery. We intend to vigorously prosecute this lawsuit.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $130 MILLION AS OF MARCH 31, 2006, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
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
     We are involved in litigation with Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. relating to our allegations of their infringement of U.S. Patent Nos. 6,275,213 and 6,424,333. This litigation has been ongoing for more than four years, involves multiple parties, including one of our licensees, and continues to be litigated on multiple fronts including at the U.S. District Court for the Northern District of California, the United States Court of Appeals for the Federal Circuit, the United States Patent and Trademark Office, and the U.S. District Court for the Eastern District of Virginia. For additional background on this litigation, please see Note 16 to the condensed consolidated financial statements and the section above titled PART II, ITEM 1. LEGAL PROCEEDINGS.
     We are also involved in litigation with Internet Services LLC (“ISLLC”), our licensee and a cross-claim defendant in our lawsuit against Sony Computer Entertainment. ISLLC’s appeal from the lawsuit judgment has been consolidated with Sony Computer Entertainment’s appeal of the lawsuit judgment against it at the United States Court of Appeals for the Federal Circuit. We are also litigating a separate lawsuit involving claims for breach of contract and rescission against ISSLLC in the U.S. District Court for the Northern District of California.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how either of these cases will ultimately be resolved. We anticipate that this litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. See also Note 8 to the condensed consolidated financial statements regarding our payment obligations to Microsoft Corporation in the event that we settle our lawsuit with Sony Computer Entertainment.

LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING; COULD RESULT IN THE IMPAIRMENT OR LOSS OF PORTIONS OF OUR INTELLECTUAL PROPERTY; AND COULD ADVERSELY AFFECT OUR BUSINESS.
     Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We and our licensees could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we could not develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses would increase and our revenues could decrease.
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
     In addition, after we enter into an agreement, it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in a manner that we did not foresee or was not foreseeable at the time we entered into the agreement. As a result, in any agreement, we may have granted rights that will preclude or restrict our exploitation of new opportunities that arise after the execution of the agreement.
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
     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court took the matter under submission of whether the settlement should be approved after a hearing on April 24, 2006.

IF OUR FACILITIES WERE TO EXPERIENCE CATASTROPHIC LOSS, OUR OPERATIONS WOULD BE SERIOUSLY HARMED.
     Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. A substantial portion of our research and development activities, manufacturing, our corporate headquarters, and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. An earthquake at or near our facilities could disrupt our operations, delay production and shipments of our products or technologies, and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses. In addition, California has experienced problems with its power supply in recent years. As a result, we have experienced utility cost increases and may experience unexpected interruptions in our power supply that could have a material adverse effect on our sales, results of operations, and financial condition.
Industry and Technology Risks
WE HAVE LITTLE OR NO CONTROL OR INFLUENCE ON OUR LICENSEES’ DESIGN, MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE GENERATE ROYALTY REVENUE.
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2006 and 2005, 32% and 43%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
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
     Most of our current gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. These requirements and restrictions could be in the form of hardware technical specifications, software technical specifications, security specifications or other security mechanisms, component vendor specifications, licensing terms and conditions, or other forms. If third-party peripheral makers can not or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system or choose not to allow third parties to make comparable peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. The recently launched Microsoft Xbox 360 ships with touch-enabling capabilities built-in, and the upcoming next generation Nintendo Revolution has been reported by Nintendo to have touch-enabling capabilities. Sony announced on May 8, 2006, that their controller for the PlayStation 3 will not include vibration features that have been available on the controllers for the PlayStation and PlayStation 2. This course of action by Sony may have materially adverse consequences on our future gaming royalty revenues.
     Microsoft launched its next-generation Xbox 360 video game console in November 2005, and it is anticipated that Sony and Nintendo will launch their new next-generation video game console systems in 2006. Historically, according to data from the NPD Group, third-party supplier market share of sales of console peripherals will normally grow near the end of the life cycle of a console system. When next-generation console systems are released third-party peripheral product sales will normally initially account for a small percentage of total market share. This percentage increases as the console model ages. Most of our current gaming royalty revenue is from third-party peripheral makers. Though Microsoft’s Xbox 360 next-generation video console system was introduced in November 2005, Microsoft has acknowledged that there was a shortage of Xbox 360 console systems in Q4 2005 and Q1 2006. This shortage suppressed sales of Xbox 360 console peripherals in both Q4 2005 and Q1 2006. We have already experienced and expect to continue to experience gaming royalty revenue declines from prior levels, which hurts our business.

BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING IN THE GAMING MARKET AND OTHER CONSUMER MARKETS MIGHT DECLINE IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.
     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We also granted to Microsoft a limited right, under our patents relating to touch technologies, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third-party customers of Microsoft’s or Microsoft’s subsidiaries’ products (other than Sony Corporation, Sony Computer Entertainment Inc., Sony Computer Entertainment of America Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid us a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones and PDAs. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.
     For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not licensed the rights to produce wireless controllers to any third-party peripheral makers. Wireless game controllers account for a significant portion of our royalty revenue, including revenue from Logitech and Mad Catz. Therefore, by retaining the market for wireless Xbox 360 game controllers exclusively for itself, Microsoft will likely significantly increase its market share of all aftermarket game controller sales, the effect of which is likely to reduce our gaming royalty revenue.
WE GENERATE REVENUES FROM TOUCH-ENABLING COMPONENTS THAT ARE SOLD AND INCORPORATED INTO THIRD PARTY PRODUCTS. WE HAVE LITTLE OR NO CONTROL OR INFLUENCE OVER THE DESIGN, MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THOSE THIRD PARTY PRODUCTS.
Part of our business strategy is to sell components that provide touch feedback capability in products that other companies design, manufacture, and sell. Sales of these components generate product revenue. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by those customers that buy these components. In addition, we generally do not have commitments from customers that they will continue to use our components in current or future products. As a result, products incorporating our components may not be brought to market, meet quality control standards, or achieve commercial acceptance. If the customers fail to stimulate and capitalize upon market demand for their products that include our components, or if products are recalled because of quality control problems, our revenues will not grow and could decline.

LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Logitech accounts for a significant portion of our revenue. Logitech is a supplier of aftermarket game console controllers, many of which incorporate our technology. In the past, during transitions to next-generation console systems, sales of aftermarket game console controllers have dropped significantly, reducing licensing royalties we earn. The gaming industry is currently transitioning to the latest next-generation console systems, and we have experienced a significant decline in revenues we earn from Logitech since this transition commenced. For the three months ended March 31, 2006 and 2005, 6% and 15%, respectively, of our total revenues were derived from Logitech. Revenues from Logitech may decline further if its aftermarket game console controller sales decline further, or if it is unable to license rights to sell its controller from Sony or Microsoft. Any decrease in sales of aftermarket game console systems that include our technology by Logitech will reduce our gaming royalty revenues. The announcement by Sony on May 8, 2006, not to include certain vibration features in their controller for the PlayStation 3 may significantly adversely affect Logitech’s ability or desire to include our technologies in products compatible with the PlayStation 3, which in return may materially adversely affect our royalty revenue from Logitech.
MEDTRONIC ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, OR A REDUCTION IN DEVELOPMENT WORK FOR MEDTRONIC, MAY REDUCE OUR TOTAL REVENUE.
     Medtronic accounts for a significant portion of our revenue. For the three months ended March 31, 2006 and 2005, 8% and 19%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
TOUCH INTERFACE PRODUCT ROYALTIES WILL BE REDUCED IF BMW WERE TO ABANDON ITS IDRIVE SYSTEM OR REMOVE OUR TECHNOLOGY FROM THE IDRIVE.
     Our largest royalty stream from touch interface products is currently from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complex user interface, which we did not design. Nevertheless, this negative press may cause BMW to abandon the iDrive controller or to redesign it and/or remove our technology from it. The design cycle time for major automotive systems like iDrive is typically two to five years. One or more of the current BMW product lines may go through replacement or redesign and during that cycle the iDrive controller may be replaced or removed. Historically, BMW has often launched its newest technology in its 7 Series. We also believe that the current 7 series is due for redesign by 2008 and that our technology may or may not be part of the redesigned iDrive. If our technology is not incorporated in the redesigned iDrive our business may suffer.
WE DEPEND ON THIRD-PARTY SUPPLIERS, AND OUR REVENUE AND/OR RESULTS OF OPERATIONS COULD SUFFER IF WE FAIL TO MANAGE SUPPLIER ISSUES PROPERLY.
     Our operations depend on our ability to anticipate our needs for components and products for a wide variety of systems, products, and services, and on our suppliers’ ability to deliver sufficient quantities of quality components, products, and services at reasonable prices in time for us to meet critical schedules. We may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers, other problems experienced by suppliers, or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues, or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. We could lose time-sensitive sales, incur additional freight costs, or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.
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
     The RoHS Directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury, and certain fire retardants in electronics placed on the market after the effective date of July 1, 2006. We have quantified the effect of this new Directive on our products and determined that certain products require changes that may be costly to perform. Making such changes may have a negative impact on our results of operations. If we are unable to, or decide not to make our products compliant by the effective date, we will not be able to ship them in the European Union and/or any other region that adopts the Directive until such time that they are compliant, and this may have a negative impact on our revenue and results of operations.
IF WE FAIL TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES, OUR FINANCIAL CONDITION AND OPERATIONS MAY SUFFER.
     Our medical simulation products, such as our Endovascular AccuTouch System and our Laparoscopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to help train healthcare professionals. Yet, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the usefulness of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase or maintain sales of medical simulators at a satisfactory rate. Any failure to increase sales of our medical simulation products will harm our business.
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
REDUCED SPENDING BY CORPORATE OR UNIVERSITY RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL PRODUCTS.
     Any economic downturn could lead to a reduction in corporate or university budgets for research and development in sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of digitizers, could be adversely affected by cuts in corporate research and development budgets.
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
     Any future periods of rapid economic and technological change may place significant strains on our managerial, financial, engineering, and other resources. Our failure to effectively manage these resources during periods of rapid economic or technological change may harm our business.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;
•	the fact that we may compete with the internal design teams of existing and potential licensees;
•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;
•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and touchscreens;
•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;
•	difficulties in obtaining new automotive licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;
•	difficulty in signing up new gaming licensees, as well as losing our existing gaming licensees, if we are not successful in the litigation with Sony Computer Entertainment;
•	difficulty in signing up new gaming licensees if Sony does not include vibration features in the PlayStation 3 or related products; and
•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry having a license or without enough phones in the market that incorporate our technologies.

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
IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND GENERATE REVENUES WOULD BE IMPAIRED.
     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or the patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:
•	our pending patent applications may not result in the issuance of patents;
•	our patents may not be broad enough to protect our proprietary rights; and
•	effective patent protection may not be available in every country in which we or our licensees do business.
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
•	we fail to develop new technologies or products;

•	the technologies we develop infringe on third-party patents or other third party peripheral rights;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.
THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THEIR WIDESPREAD ADOPTION.
     Personal computer and console gaming peripherals, mobile phones, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as 3M Touch Systems, ALPS Electric Co., BMW, Logitech, Microsoft, and Samsung have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies as compared to non-touch-enabled products may be a significant barrier to the widespread adoption and sale of touch-enabled products.
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
COMPETITION IN THE MEDICAL MARKET MAY REDUCE OUR REVENUE.
     If the medical simulation market develops as we anticipate, we believe that we will have increased competition. This increased competition may result in the decline of our revenue and may cause us to reduce our selling prices.
COMPETITION IN THE MOBILITY OR TOUCHSCREEN MARKETS MAY INCREASE OUR COSTS AND REDUCE OUR REVENUE.
     If the mobility or touchscreen markets develop as we anticipate, we believe that we will face a greater number of competitors, possibly including the internal design teams of existing and potential OEM customers. These potential competitors may have significantly greater financial and technical resources than we do, and the costs associated with competing with such potential competitors could be significant. Additionally, increased competition may result in the reduction of our market share and/or cause us to reduce our prices, which may result in a decline in our revenue.
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
OUR STOCK PRICE MAY FLUCTUATE REGARDLESS OF OUR PERFORMANCE.
     The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, such as the suit currently filed against us.
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
IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK COULD BE DELISTED.
     To maintain the listing of our common stock on the Nasdaq National Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of March 31, 2006, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq National Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq

National Market, it would likely be more difficult to affect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.
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
     There have been regulatory changes and new accounting pronouncements including the Sarbanes-Oxley Act of 2002, and the recently enacted SFAS No. 123R which have had an effect on our financial position and results of operations. There may potentially be new accounting pronouncements or additional regulatory rulings that also have an impact on our future financial position and results of operations. Under SFAS No. 123R, we have been required since January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R has had a significant adverse effect on our reported financial conditions and may impact the way we conduct our business. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.
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
Date: May 10, 2006

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