Form 10-Q
period 2006-06-30
IMMERSION CORP
filed 2006-08-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐           No ☑
     Number of shares of common stock outstanding at August 2, 2006: 24,585,711

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$30,860	$28,171
Accounts receivable (net of allowances for doubtful accounts of: June 30, 2006, $283 and December 31, 2005, $383)	4,325	4,650
Inventories	2,417	2,655
Prepaid expenses and other current assets	1,044	1,131

Total current assets	38,646	36,607
Property and equipment, net	1,733	1,366
Intangibles and other assets, net	7,001	6,787

Total assets	$47,380	$44,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,011	$2,179
Accrued compensation	1,287	1,193
Other current liabilities	2,112	1,604
Deferred revenue and customer advances	2,332	2,741
Current portion of long-term debt	—	5

Total current liabilities	6,742	7,722
Long-term debt, less current portion	17,806	17,490
Long-term deferred revenue, less current portion	27,860	21,294
Long-term customer advance from Microsoft (Note 8)	15,000	15,000
Other long-term liabilities	38	49

Total liabilities	67,446	61,555

Contingencies (Note 16)
Stockholders’ deficit:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: June 30, 2006, 24,564,048 and December 31, 2005, 24,360,427	108,270	106,277
Warrants	3,686	3,686
Accumulated other comprehensive income	85	64
Accumulated deficit	(132,107)	(126,822)

Total stockholders’ deficit	(20,066)	(16,795)

Total liabilities and stockholders’ deficit	$47,380	$44,760

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Royalty and license	$1,702	$2,329	$3,612	$4,800
Product sales	3,917	3,257	7,283	5,952
Development contracts and other	1,034	660	1,790	1,266

Total revenues	6,653	6,246	12,685	12,018

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,802	1,663	3,157	3,052
Sales and marketing	3,009	3,078	6,086	5,897
Research and development	1,802	1,528	3,531	3,037
General and administrative	2,296	2,198	5,107	4,484
Amortization of intangibles	219	369	429	736
Litigation settlement	(400)	—	(1,050)	—
Restructuring costs	—	—	—	185

Total costs and expenses	8,728	8,836	17,260	17,391

Operating loss	(2,075)	(2,590)	(4,575)	(5,373)
Interest and other income	84	126	187	242
Interest and other expense	(403)	(332)	(810)	(733)

Loss before benefit (provision) for income taxes	(2,394)	(2,796)	(5,198)	(5,864)
Benefit (provision) for income taxes	15	(33)	(87)	(98)

Net loss	$(2,379)	$(2,829)	$(5,285)	$(5,962)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.22)	$(0.25)

Shares used in calculating basic and diluted net loss per share	24,546	24,050	24,483	23,858

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,285)	$(5,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	339	414
Amortization of intangibles	429	736
Stock-based compensation	1,417	2
Excess tax benefits from stock-based compensation	(18)	—
Interest expense — accretion on 5% Convertible Debenture (Note 6)	316	318
Fair value adjustment of Put Option and Registration Rights	(10)	(87)
Loss on disposal of equipment	3	2
Changes in operating assets and liabilities:
Accounts receivable	332	143
Inventories	237	(803)
Prepaid expenses and other current assets	102	(33)
Accounts payable	(1,221)	(2,892)
Accrued compensation and other current liabilities	607	(54)
Deferred revenue and customer advances	6,157	11,701

Net cash provided by operating activities	3,405	3,485

Cash flows used in investing activities:
Intangibles and other assets	(643)	(461)
Purchases of property and equipment	(701)	(331)

Net cash used in investing activities	(1,344)	(792)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	125	116
Exercise of stock options	433	1,250
Excess tax benefits from stock-based compensation	18	—
Increase in issuance cost of 5% Convertible Debenture (Note 6)	—	(68)
Payments on notes payable and capital leases	(5)	(6)

Net cash provided by financing activities	571	1,292

Effect of exchange rates on cash and cash equivalents	57	(101)

Net increase in cash and cash equivalents	2,689	3,884
Cash and cash equivalents:
Beginning of the period	28,171	25,538

End of the period	$30,860	$29,422

Supplemental disclosure of cash flow information:
Cash paid for taxes	$27	$35

Cash paid for interest	$504	$526

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
          The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods have been included.
          The results of operations for the interim periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
          Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also comments regarding “Multiple element arrangements” below. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from its licensees has caused any material adjustment to period revenues.
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
          The Company’s revenue recognition policies are significant because the Company’s revenues are a key component of its results of operations. In addition, the Company’s revenue recognition policies determine the timing of certain expenses, such as commissions and royalties.
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
          With respect to its adoption of SFAS No. 123R, the Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows for the three months and six months ended June 30, 2006. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures as if the Company had recorded stock-based compensation expense for prior periods.
     Recent Accounting Pronouncements
          In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. The Company is in the process of determining the impact of FIN 48 on its consolidated financial statements.
2. INVENTORIES

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw materials and subassemblies	$2,056	$2,369
Work in process	112	55
Finished goods	249	231

Total	$2,417	$2,655

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2006	2005
	(In thousands)
Computer equipment and purchased software	$3,119	$2,974
Machinery and equipment	2,797	2,235
Furniture and fixtures	1,251	1,229
Leasehold improvements	811	798

Total	7,978	7,236
Less accumulated depreciation	(6,245)	(5,870)

Property and equipment, net	$1,733	$1,366

4. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2006	2005
	(In thousands)
Patents and technology	$12,121	$11,478

Other assets	83	83

Gross intangibles and other assets	12,204	11,561

Accumulated amortization of patents and technology	(5,203)	(4,774)

Intangibles and other assets, net	$7,001	$6,787

     The estimated annual amortization expense for intangible assets as of June 30, 2006 is $822,000 in 2006, $980,000 in 2007, $800,000 in 2008, $699,000 in 2009, $643,000 in 2010, and $3.5 million in total for all years thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2006	2005
	(In thousands)
Accrued legal	$232	$307
Other current liabilities	1,880	1,297

Total other current liabilities	$2,112	$1,604

Deferred revenue	$2,266	$2,702
Customer advances	66	39

Total current deferred revenue and customer advances	$2,332	$2,741

6. LONG-TERM DEBT
     The components of long-term debt are as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
5% Senior Subordinated Convertible Debenture	$17,806	$17,490
Other	—	5

Total	17,806	17,495
Current portion	—	(5)

Total long-term debt	$17,806	$17,490

          5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”) — On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest have not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year and is payable on the last day of each calendar quarter. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion rights or rights of redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of its 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006 or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The Conversion Price will be reduced in certain instances when the Company sells, or is deemed to have sold shares of common stock at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to directly or indirectly incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.
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
          Registration Rights — On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures, and the shares of common stock issuable upon conversion of the debentures and exercise of the warrants, was declared effective by the Securities and Exchange Commission (“SEC”). The Company expects to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
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
          Annual maturities of long-term debt as of June 30, 2006 are $20.0 million in fiscal year 2009.

7. LONG-TERM DEFERRED REVENUE
          At June 30, 2006, long-term deferred revenue included payments of approximately $23.6 million of compulsory license fees and interest from Sony Computer Entertainment Inc. and Sony Computer Entertainment of America Inc. (collectively, “Sony Computer Entertainment”), pursuant to Court rulings on January 10 and February 9, 2005. Due to the contingent nature of the court-order payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses.
8. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT
          On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell up to $9.0 million of debentures to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48-month period. The sublicense rights provided to Microsoft to contract directly with Sony Computer Entertainment have now expired. The Company has, to date, not sold any 7% Debentures, of which $6.0 million were available for sale at June 30, 2006.
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
9. STOCK-BASED COMPENSATION
     Stock Options
          The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Under the Company’s stock option plans, the Company may grant options to purchase up to 16,338,095 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At June 30, 2006, options to purchase 2,514,579 shares of common stock were available for grant and options to purchase 7,757,382 shares of common stock were outstanding.
     Employee Stock Purchase Plan
          The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of June 30, 2006, 272,476 shares had been purchased under the plan. Under SFAS No. 123R, the

ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for sales made under the ESPP.
     General Stock Option Information
          The following table sets forth the summary of option activity under our stock option program for the six months ended June 30, 2006:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding, December 31, 2005 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	$7.24
Granted (weighted average fair value of $4.35 per share)	1,001,803	6.96
Exercised	(177,949)	2.43
Canceled	(407,268)	7.51

Outstanding, June 30, 2006 (5,030,673 exercisable at a weighted average price of $7.77 per share)	7,757,382	$7.30

     Stock-based Compensation
          On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. See Note 1 for a description of the Company’s adoption of SFAS No. 123R.
          Valuation and amortization method - The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”), straight-line single-option approach to determine the fair value of stock options and employee stock purchase plan shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Prior to the adoption of SFAS No. 123R, the Company used the Black-Scholes model, multiple-option approach to determine the fair value of stock options and employee stock purchase plan shares and amortization of resulting stock-based compensation amounts included in its pro forma disclosures of SFAS No. 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
          Expected term - The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB 107. The expected term of employee stock purchase plan shares is the length of the offering period.
          Expected volatility - The Company estimates the volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses, if any, and its expected future stock price trends based on known or anticipated events.
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
          Forfeitures - The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.
          The assumptions used to value option grants and shares under the employee stock purchase plan are as follows:

Options	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected term (in years)	6.25	4.0	6.25	4.0
Volatility	62%	54%	62%	67%
Interest rate	5.1%	3.7%	4.9%	4.1%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	34%	51%	34%	51%
Interest rate	4.6%	2.8%	4.6%	2.8%
Dividend yield	—	—	—	—
          Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Income Statement Classifications	(In thousands)	(In thousands)
Cost of product sales	$18	$37
Sales and marketing	296	582
Research and development	121	250
General and administrative	259	548

Total	$694	$1,417

          SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the three months and six months ended June 30, 2006, the Company recorded $2,000 and $18,000, respectively, of excess tax benefits from stock-based compensation. Total cash flow under the new accounting rules is the same as under the old accounting rules.
          As of June 30, 2006, there was $4.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     The following table sets forth the pro forma amounts of net loss and net loss per share, for the three months and six months ended June 30, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss — as reported	$(2,829)	$(5,962)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	2
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,413)	(2,621)

Net loss — pro forma	$(4,242)	$(8,581)

Basic and diluted loss per common share — as reported	$(0.12)	$(0.25)
Basic and diluted loss per share — pro forma	$(0.18)	$(0.36)
10. LITIGATION SETTLEMENT
          On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”). On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which Electro Source makes royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. For the three months and six months ended June 30, 2006, Electro Source paid the Company Litigation settlement payments of $400,000 and $1.1 million, respectively. The Company is entitled to be paid a minimum amount of $600,000 in future periods. The Company and Electro Source each assumed financial responsibility for their respective legal costs with respect to the lawsuit between the Company and Electro Source.
11. RESTRUCTURING COSTS
          The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” There were no restructuring costs incurred in the three months or six months ended June 30, 2006. Restructuring costs of $185,000 incurred in the six months ended June 30, 2005 consisted of severance benefits paid as a result of a reduction in workforce. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the 2005 reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.
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

12. INCOME TAXES
          For the three months and six months ended June 30, 2006, the Company recorded (benefits) provisions for income taxes of $(15,000) and $87,000, yielding effective tax rates of 0.6% and (1.7)%, respectively. For the three months and six months ended June 30, 2005, the Company recorded provisions for income taxes of $33,000 and $98,000, yielding effective tax rates of (1.2)% and (1.7)%, respectively. Although the Company incurred pre-tax losses, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $6.9 million and $10.8 million for the six months ended June 30, 2006 and 2005, respectively, created federal and state alternative minimum taxable income.
          At December 31, 2005, the Company had federal and state net operating loss carryforwards of $75.9 million and $27.0 million, respectively, expiring from 2011 through 2025 and from 2007 through 2015, respectively.
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
13. NET LOSS PER SHARE
          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(2,379)	$(2,829)	$(5,285)	$(5,962)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,546	24,050	24,483	23,858

Net loss per share, basic and diluted	$(0.10)	$(0.12)	$(0.22)	$(0.25)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,
	2006	2005
Outstanding stock options	7,757,382	7,648,175
Warrants	778,494	778,494
5% Senior Subordinated Convertible Debentures	2,846,363	2,846,363
14. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss	$(2,379)	$(2,829)	$(5,285)	$(5,962)
Foreign currency translation adjustment	(21)	(4)	(21)	(5)

Total comprehensive loss	$(2,400)	$(2,833)	$(5,306)	$(5,967)

15. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA, AND SIGNIFICANT CUSTOMERS
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engages users’ sense of touch when operating digital devices. The Company focuses on five application areas – gaming, mobility, 3D, touch interface, and medical.

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
          The following tables display information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,229	$3,776	$6,677	$7,426
Immersion Medical	3,475	2,536	6,076	4,754
Intersegment eliminations	(51)	(66)	(68)	(162)

Total	$6,653	$6,246	$12,685	$12,018

Net Profit (Loss):
Immersion Computing, Entertainment, and Industrial	$(2,464)	$(2,088)	$(5,103)	$(4,472)
Immersion Medical	95	(855)	(183)	(1,562)
Intersegment eliminations	(10)	114	1	72

Total	$(2,379)	$(2,829)	$(5,285)	$(5,962)

          Included in net profit (loss) for the three months and six months ended June 30, 2005 are restructuring costs of $0 and $59,000, respectively, for the Immersion Computing, Entertainment, and Industrial segment and $0 and $126,000, respectively, for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

	June 30,	December 31,
	2006	2005
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$62,424	$60,457
Immersion Medical	7,058	6,166
Intersegment eliminations	(22,102)	(21,863)

Total	$47,380	$44,760

          Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.

          The Company operates primarily in the United States of America and in Canada where it operates through its wholly owned subsidiary, Immersion Canada, Inc. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net loss. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.
     Revenue by Product Lines
          Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$1,019	$1,844	$2,427	$3,669
3D	1,182	995	2,359	2,135
Touch Interface	977	913	1,823	1,529

Subtotal Immersion Computing, Entertainment, and Industrial	3,178	3,752	6,609	7,333
Immersion Medical	3,475	2,494	6,076	4,685

Total	$6,653	$6,246	$12,685	$12,018

     Revenue by Region
          The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
North America	73%	65%	72%	71%
Europe	17%	23%	17%	19%
Far East	8%	3%	9%	4%
Rest of the world	2%	9%	2%	6%

Total	100%	100%	100%	100%

          The Company derived 70% and 64% of its total revenues from the United States of America for the three months ended June 30, 2006 and 2005, respectively. The Company derived 11% and 13% of its total revenues from Germany for the three months ended June 30, 2006 and 2005, respectively. The Company derived 70% and 69% of its total revenues from the United States of America for the six months ended June 30, 2006 and 2005, respectively. The Company derived 11% of its total revenues from Germany for the six months ended June 30, 2006. Revenues from other countries represented less than 10% individually for the periods presented.
          The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on June 30, 2006 and December 31, 2005.

     Significant Customers
          Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Customer A	*	11%	*	13%
Customer B	*	*	*	12%
Customer C	*	13%	*	*

Total	*	24%	*	25%

*	Revenue derived from customer represented less than 10% for the period.
          On June 30, 2006, Customer B and another customer accounted for 17% and 11%, respectively, of the Company’s accounts receivable. At December 31, 2005, Customer B accounted for 19% of the Company’s accounts receivable.
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
          The Company and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company believes is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court took the matter under submission of whether the settlement should be approved after a hearing on April 24, 2006. The Court has not yet ruled on this matter.

     Immersion Corporation vs. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment of America, Inc.
          On February 11, 2002, the Company filed a complaint against Microsoft Corporation, Sony Computer Entertainment, Inc., and Sony Computer Entertainment of America, Inc. in the U.S. District Court for the Northern District Court of California alleging infringement of U.S. Patent Nos. 5,889,672 and 6,275,213 (the “’213 patent”). The case was assigned to United States District Judge Claudia Wilken. On April 4, 2002, Sony Computer Entertainment and Microsoft answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. Under the counterclaims, the defendants were also seeking damages for attorneys’ fees. On October 8, 2002, the Company filed an amended complaint, withdrawing the claim under the U.S. Patent No. 5,889,672 and adding claims under a new patent, U.S. Patent No. 6,424,333 (the “’333 patent”).
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
          On March 24, 2005, Judge Wilken also entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. The Company was also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005, pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of the Company and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
          On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties have negotiated an agreement pursuant to which the funds on deposit with the Court may be deposited in an escrow account at JP Morgan Chase. On June 12, 2006, the Court granted the parties’ stipulated request to withdraw the funds from the Court and deposit them with JP Morgan Chase. Sony Computer Entertainment also previously had filed further motions seeking “judgment as a matter of a law” (JMOL)

or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions.
          On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with the appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; the Company filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed the Company to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. On March 15, 2006, the Company filed a further substitute brief in response to a Federal Circuit order clarifying the maximum number of words the Company was allowed given ISLLC’s cross appeal. Sony Computer Entertainment filed its Reply Brief on April 27, 2006, and ISLLC’s Reply Brief was filed on May 15, 2006.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contends the Company concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling and filed its opening brief on June 16, 2006. The Company’s opposition brief is due on August 30, 2006.
          On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, the Company filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and the Company filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted the Company’s petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. The Company filed its opposition to this petition on May 3, 2006, and the PTO denied the fourth petition on July 3, 2006.
          On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. The Company moved to intervene in the lawsuit, and on March 31, 2006, the Court granted the Company’s motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. Briefing with regard to the summary judgment motions by all parties is complete, and the hearing before Judge Ellis occurred on April 21, 2006. The Court granted summary judgment in the Company’s and the PTO’s favor on all grounds on May 22, 2006. Sony has represented that it will not appeal this judgment.
     Due to the inherent uncertainties of litigation, the Company cannot accurately predict how the Court of Appeals will decide the appeals. The Company anticipates that the litigation will continue to be costly, and there can be no assurance that the Company will be able to recover the costs it incurs in connection with the litigation. The Company expenses litigation costs as incurred, and only accrues for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of the Company’s key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect the Company’s business. Further, any unfavorable outcome could adversely affect the Company’s business.

          In the event the Company settles its lawsuit with Sony Computer Entertainment, the Company will be obligated to pay certain sums to Microsoft as described in Note 8 to the condensed consolidated financial statements. If Sony Computer Entertainment ultimately were successful on its appeals or in the reexamination process, the Judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
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
          ISLLC filed a notice of appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed the Company to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006.
          On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was recently assigned to Judge Wilken given its relationship to the previous proceedings involving Sony and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court, and on July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand.
     Immersion Corporation vs. Thorner
          On March 24, 2006, the Company filed a lawsuit against Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which the Company has alleged is in violation of contractual obligations to it. The case was removed to federal court by Mr. Thorner, and has been assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to the Company’s claims and asserted counterclaims against Immersion seeking, among other things, a portion of the proceeds from the Company’s license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, the Company filed a motion to dismiss Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from the Company’s license with Microsoft; the hearing is set for September 1, 2006. The Company disputes the allegations against it and intends to vigorously prosecute this lawsuit.
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
OVERVIEW
          We are a leading provider of haptic technology that enhances tactile interactions for products in a wide variety of markets. We develop, manufacture, license, and support a wide range of hardware and software technologies that enhance touch interaction with digital devices. We focus on five application areas – gaming, mobility, 3D, touch interface, and medical. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.
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
          Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as necessary as color, graphics, and sound in modern user interfaces. Immersion and its wholly owned subsidiaries hold more than 600 issued or pending patents in the United States of America and other countries, covering various aspects of hardware and software technologies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory reserves, warranty obligations, patents and intangible assets, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
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
          Expected volatility - We estimate the volatility of our common stock taking into consideration our historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses, if any, and our expected future stock price trends based on known or anticipated events.
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
          See Note 9 to the condensed consolidated financial statements for further information regarding the SFAS No. 123R disclosures.
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
          In December 2004, we executed a series of agreements as described in Note 6 to the condensed consolidated financial statements that provided for the issuance of 5% Convertible Debentures, and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures. We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debentures — $16.8 million. The 5% Convertible Debentures are being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Deficit, the value of the Put Option and Registration Rights are recorded as liabilities and are subject to future value adjustments, and the value of the 5% Convertible Debentures is recorded as long-term debt.
     Long-term Deferred Revenue
          In addition to normal items of deferred revenue due after one year, we have included Sony Computer Entertainment compulsory license fees and interest earned thereon in long-term deferred revenue due to the contingent nature of the court-ordered payments (see Note 7 to the condensed consolidated financial statements). We will not record any revenue or interest income associated with these payments until such time as the contingency lapses.
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
     Intangible Assets
          We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and six months ended June 30, 2006, we capitalized external costs associated with patents and trademarks of $363,000 and $643,000, respectively. Our total amortization expense for the same periods for all intangible assets was $219,000 and $429,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Overview
          We achieved a 7% increase in revenues during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and a 6% increase in revenues during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Increased product sales, most notably medical product sales and increased development contract revenue contributed to the increased sales for the aforementioned periods. These increases were offset in part by a decline in our gaming revenues, resulting from decreased sales by our licensees of royalty bearing gaming peripherals mainly due to the decline in current generation video console sales (Microsoft Xbox, Sony PlayStation 2, and Nintendo GameCube) as Sony and Nintendo prepare to transition to new, next-generation console models in 2006 and Microsoft continues to ramp up its recently launched next-generation console.
          We incurred a net loss for the three months ended June 30, 2006 of $2.4 million, an improvement of 16% from our $2.8 million net loss for the three months ended June 30, 2005. We incurred a net loss for the six months ended June 30, 2006 of $5.3 million, an improvement of 11% from our $6.0 million net loss for the six months ended June 30, 2005. The decrease in the net loss was primarily due to increased product sales and product margin mainly due to increased medical product sales. Included in our operating results for the three months and six months ended June 30, 2006 is a charge for stock-based compensation due to our adoption of SFAS No. 123R on January 1, 2006 of $694,000 and $1.4 million, respectively. In addition, a litigation settlement payment from Electro Source reduced total operating expenses for the same periods by $400,000 and $1.1 million, respectively.
          As of June 30, 2006, our cash and cash equivalents were $30.9 million. In the six months ended June 30, 2006, Sony Computer Entertainment made payments which totaled approximately $6.4 million to us pursuant to the Court orders of January 10, 2005 and February 9, 2005 for a compulsory license.
          During the remainder of 2006, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We believe these investments will continue to contribute to our ability to penetrate new and existing markets and build greater market acceptance for our touch technologies. We expect expenses related to our current litigation with Sony Computer Entertainment to decrease in 2006 as compared to 2005. Although we will focus on reducing operating expenses, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. However, our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see PART II, ITEM 1A. RISK FACTORS of this Form 10-Q.

	June 30,		Change
REVENUES	2006	2005
	($ In thousands)
Three months ended:

Royalty and license	$1,702	$2,329	(27)%
Product sales	3,917	3,257	20%
Development contracts and other	1,034	660	57%

Total Revenue	$6,653	$6,246	7%

Six months ended:

Royalty and license	$3,612	$4,800	(25)%
Product sales	7,283	5,952	22%
Development contracts and other	1,790	1,266	41%

Total Revenue	$12,685	$12,018	6%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
          Total Revenue — Our total revenue for the second quarter of 2006 increased by $407,000 or 7% from the second quarter of 2005.
          Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended June 30, 2006 was $1.7 million, a decrease of $627,000 or 27% from the three months ended June 30, 2005. The decrease in royalty and license revenue was primarily due to a decrease in gaming royalties of $847,000, offset in part by an increase in touch interface product royalties of $113,000, and an increase in medical license fees of $82,000.
          The decrease in gaming royalties was mainly due to decreased sales by our licensees of royalty bearing gaming peripherals mainly due to the decline in current generation video console sales as Sony and Nintendo prepare to transition to new, next-generation console models in 2006 and Microsoft continues to ramp up its recently launched next-

generation console as well as decreased third-party market share of aftermarket game console controllers. The overall video console gaming market has been impacted as console makers transition in 2006 from end-of-life console platforms (Microsoft Xbox, Sony PlayStation 2, and Nintendo GameCube) to next-generation console platforms (Microsoft Xbox 360, Sony PlayStation 3, and Nintendo Wii). Microsoft’s Xbox 360 launched in November 2005, and Sony’s PlayStation 3 and Nintendo Wii are expected to be introduced in late 2006. As a result of these introductions, we believe some consumers are choosing not to purchase current generation consoles and peripherals and instead are waiting for the release of newer, more advanced, next-generation consoles and peripherals. If the Sony PlayStation 3 and Nintendo Wii launch in late 2006, we anticipate that third-party royalties will likely decline further as market share shifts back to first-party peripheral makers, just as we have seen with the Microsoft Xbox 360.
          Sony announced on May 8, 2006, that the vibration feature that is currently available on controllers for PlayStation and PlayStation 2 will be removed from the new PlayStation 3 controller. While we do not know what force feedback capabilities will be available in the PlayStation 3 console at launch, if any, or whether or to what extent the PlayStation 3 console will be compatible with third-party peripherals containing force feedback capability, this course of action by Sony may have material adverse consequences on our future gaming royalty revenues since our royalties depend to some degree on force feedback support or compatibility in the video console system.
          For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, denied or restricted the rights to produce wireless controllers to any third-party peripheral makers. To the extent Microsoft does not license these rights to third parties, Microsoft’s share of all aftermarket game controller sales will likely increase, which we expect will result in a decrease in our gaming royalty revenue.
          Touch interface product royalties increased due to increased licensee revenue from signing a new licensee in 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them. We expect increased touch interface product royalties and license revenue in 2006 based on new licensees signed and an increase in the number of cars sold that incorporate our technology. The increase in royalty and license revenue from our medical licensees was primarily due to license revenue from our license and development agreements with Medtronic. Revenue recognition on the license and development agreements with Medtronic is based on cost-to-cost percentage-of-completion; an increase in activity on these contracts resulted in an increase in revenue recognized.
          Product sales — Product sales for the three months ended June 30, 2006 were $3.9 million, an increase of $660,000 or 20% as compared to the three months ended June 30, 2005. The increase in product sales was primarily due to increased medical product sales of $379,000, mainly due to increased sales of our needle-based and endoscopy simulator platforms. This was a result of pursuing a product growth strategy for our medical business which includes expanding international sales, developing new products, and establishing alliances in the industry. In addition, sales of our 3D products increased by $389,000 primarily due to increased sales of our MicroScribe, CyberGrasp®, and SoftMouse® products. Partially offsetting this increase was a decrease in product sales from touch interface products of $108,000 including decreased sales from force feedback electronics for arcade gaming customers due to the timing and cyclical nature of customer product introductions and product sales. Touch interface products include touchscreens, touch panels, rotary modules, and commercial gaming products.
          Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial and government contracts and extended support and warranty contracts. Development contract and other revenue was $1.0 million during the three months ended June 30, 2006, an increase of $374,000 or 57% as compared to the three months ended June 30, 2005. Government contract revenue increased by $453,000 primarily due to increased work performed under medical government contracts, which we anticipate completing during the third quarter of 2006. Commercial contract revenue decreased by $70,000 primarily due to a decrease in commercial development contract revenue from our medical business.
          We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of 2006, revenue generated in North America, Europe, Far East, and Rest of the World represented 73%, 17%, 8%, and 2%, respectively, compared to 65%, 23%, 3%, and 9%, respectively, for the second quarter of 2005. The shift in revenues among regions was mainly due to an increase in medical product and government contract revenue from customers in North America offset in part by a reduction in revenue from North American gaming licensees, a decrease in medical product revenue from customers in Europe, an increase in touch interface product group contract revenue and 3D product revenue from the Far East, and a decrease in medical product revenue from Rest of the World.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
          Total Revenue — Our total revenue for the first six months of 2006 increased by $667,000 or 6% from the first six months of 2005.

          Royalty and license revenue — Royalty and license revenue for the six months ended June 30, 2006 decreased by $1.2 million or 25% from the six months ended June 30, 2005. The decrease in royalty and license revenue was primarily due to a decrease in gaming royalties of $1.3 million and a decrease in medical license fees of $310,000, offset in part by an increase in touch interface product royalties of $356,000. The decrease in gaming royalties was mainly due to decreased sales by our licensees of royalty bearing gaming peripherals mainly due to the decline in current generation video console sales as Sony and Nintendo prepare to transition to new, next-generation console models in 2006 and Microsoft continues to ramp up its recently launched next-generation console as well as decreased third-party market share of aftermarket game console controllers. The decrease in medical royalty and license revenue was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic as a result of reduced work performed on a development contract during the period. Touch interface product royalties increased due to increased licensee revenue from signing a new licensee in 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them.
          Product sales — Product sales for the six months ended June 30, 2006 increased by $1.3 million or 22% as compared to the six months ended June 30, 2005. The increase in product sales was primarily due to increased medical product sales of $949,000, mainly due to increased sales of our needle-based, endoscopy, and laparoscopy simulator platforms. In addition, our 3D products increased by $577,000 primarily due to increased sales of our MicroScribe, CyberGlove®, CyberGrasp, and CyberForce® products. Partially offsetting this increase was a decrease in product sales from touch interface products of $195,000 including decreased sales of force feedback electronics for arcade gaming customers due to the timing and cyclical nature of customer product introductions and product sales.
          Development contract and other revenue — Development contract and other revenue for the six months ended June 30, 2006 increased by $524,000 or 41% as compared to the six months ended June 30, 2005. Government contract revenue increased by $747,000 primarily due to increased work performed under medical government contracts which we anticipate completing during the third quarter of 2006. Commercial contract revenue decreased by $224,000 primarily due to a decrease in development contract revenue from our medical business.
          In the first six month of 2006, revenue generated in North America, Europe, Far East, and Rest of the World represented 72%, 17%, 9%, and 2%, respectively, compared to 71%, 19%, 4%, and 6%, respectively, for the first six months of 2005. The shift in revenues among regions was mainly due to an increase in touch interface product group contract revenue and 3D product revenue from customers in the Far East and a decrease in medical product revenue from customers in the Rest of the World.

	June 30,		Change
COST OF PRODUCT SALES	2006	2005
	($ In thousands)
Three months ended:

Cost of product sales	$1,802	$1,663	8%
% of total product revenue	46%	51%

Six months ended:

Cost of product sales	$3,157	$3,052	3%
% of total product revenue	43%	51%
Cost of Product Sales - Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $1.8 million, an increase of $139,000 or 8% for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The increase in cost of product sales was primarily due to increased direct material costs of $129,000, increased price and cost variances of $49,000, and an increase of overhead costs of $25,000, offset in part by decreased freight of $42,000, and decreased physical inventory adjustments of $31,000. Product sales increased by 20% during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, yet cost of product sales as a percentage of revenue decreased for the similar period mainly due to a favorable shift in the mix of products sold during the quarter. The increase in sales of our higher margin medical training simulator products accounted for most of the favorable mix shift. Overhead costs increased mainly due to stock-based compensation expense of $18,000 due to the adoption of SFAS No. 123R.
          Cost of product sales increased by $105,000 or 3% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase in cost of product sales was primarily due to an increase of overhead costs of $57,000, increased direct material costs of $50,000, and increased price and cost variances of $48,000, offset in part by decreased freight of $40,000. Product sales increased by 22% during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, yet cost of product sales as a percentage of revenue decreased for the similar period, mainly due to a favorable shift in the mix of products sold during the period. Increased sales of higher margin products such as our medical training simulators and 3D products accounted for the favorable mix shift. Overhead costs increased mainly due to increased salary expense and a stock-based compensation charge of $37,000 due to the adoption of SFAS No. 123R.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2006	2005
	($ In thousands)
Three months ended:

Sales and marketing	$3,009	$3,078	(2)%
% of total revenue	45%	49%

Research and development	$1,802	$1,528	18%
% of total revenue	27%	24%

General and administrative	$2,296	$2,198	4%
% of total revenue	35%	35%

Amortization of intangibles	$219	$369	(41)%
% of total revenue	3%	6%

Litigation settlement	$(400)	$—	—
% of total revenue	(6)%	—%

Six months ended:

Sales and marketing	$6,086	$5,897	3%
% of total revenue	48%	49%

Research and development	$3,531	$3,037	16%
% of total revenue	28%	25%

General and administrative	$5,107	$4,484	14%
% of total revenue	40%	37%

Amortization of intangibles	$429	$736	(42)%
% of total revenue	3%	6%

Litigation settlement	$(1,050)	$—	—
% of total revenue	(8)%	—%

Restructuring costs	$—	$185	—
% of total revenue	—%	2%
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $3.0 million, a decrease of $69,000 or 2% in the second quarter of 2006 compared to the comparable period in 2005. The decrease was primarily due to decreased shows and exhibits expense of $117,000 and a reduction in travel expense of $61,000, offset in part by increased compensation, benefits, and overhead expense of $106,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $296,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 partially offset by decreased sales and marketing headcount. We expect to continue to focus our sales and marketing efforts on medical, mobility, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We expect to continue to invest in sales and marketing in future periods to exploit market opportunities for our technology, and as a result, we anticipate sales and marketing costs will increase in absolute dollars in 2006 compared to 2005.

     Sales and marketing expenses increased by $189,000 or 3% in the first six months of 2006 compared to the comparable period in 2005. The increase was mainly the result of increased compensation, benefits, and overhead expense of $541,000, offset in part by decreased shows and exhibits expense of $186,000, a reduction in bad debt expense of $147,000, and decreased office expenses of $39,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $582,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and an increase in variable compensation due to increased sales, offset in part by a reduction in headcount.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $1.8 million, an increase of $274,000 or 18% in the second quarter of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, and overhead of $242,000 and an increase in prototyping expenses of $24,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $121,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and increased research and development headcount. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     Research and development expenses increased by $494,000 or 16% in the first six months of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, and overhead of $379,000, an increase in prototyping expenses of $86,000, and an increase in materials needed for technical support of $35,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $250,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and increased research and development headcount.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $2.3 million, an increase of $98,000 or 4% in the second quarter of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, and overhead of $405,000 partially offset by reduced legal, professional, and license fee expense of $281,000 mainly due to a reduction in litigation expenses attributable to the Sony Computer Entertainment litigation. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $259,000 due to the adoption of SFAS No. 123R in the first quarter of 2006. Although we expect our litigation costs related to the Sony Computer Entertainment litigation to decrease in 2006, we expect that the absolute dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with the appeals and other legal proceedings with respect to Sony Computer Entertainment, and we expect we will continue to incur costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.
     General and administrative increased by $623,000 or 14% in the first six months of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, and overhead of $818,000 partially offset by reduced legal, professional, and license fee expense of $191,000 mainly due to a reduction in litigation expenses attributable to the Sony Computer Entertainment litigation. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $548,000 due to the adoption of SFAS No. 123R in the first quarter of 2006.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $150,000 or 41% in the second quarter of 2006 compared to the same period in 2005. Amortization of intangibles decreased by $307,000 or 42% in the first six months of 2006 compared to the same period in 2005. The decreases were primarily attributable to some intangible assets reaching full amortization.
     Litigation Settlement — Litigation settlement benefits from Electro Source were $400,000 and $1.1 million for the three months and six months ended June 30, 2006, respectively. No litigation settlement benefits were received in the three months or six months ended June 30, 2005. In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source is required to make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and

Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. We are entitled to be paid a minimum amount of $600,000 in future periods.
     Restructuring Costs — We did not incur any restructuring costs in the three months or six months ended June 30, 2006. Restructuring costs for the three months and six months ended June 30, 2005 were $0 and $185,000, respectively. The costs consisted of severance benefits resulting from a reduction in force during the period. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.
     Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income decreased by $42,000 in the second quarter of 2006 compared to the same period in 2005. This was the result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment, for the second quarter of 2006 compared to the same period in 2005. Interest income earned on the payments from Sony Computer Entertainment has been included in deferred revenue.
     Interest and other income decreased by $55,000 in the first six months of 2006 compared to the same period in 2005. This was the result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment, for the first six months of 2006 compared to the same period in 2005.
     Interest and Other Expense — Interest and other expense consists primarily of interest and accretion expense on our 5% Convertible Debentures and notes payable. Interest and other expense increased by $71,000 in the second quarter of 2006 compared to the same period in 2005 primarily due to increased accretion expense on our 5% Convertible Debentures.
     Interest and other expense increased by $77,000 in the first six months of 2006 compared to the same period in 2005. The increase was mainly due to increased accretion expense on our 5% Convertible Debentures.
     Benefit (Provision) for Income Taxes — For the second quarter of 2006, we recorded a benefit for income taxes of $(15,000) on a pre-tax loss of $2.4 million, yielding an effective tax rate of 0.6%. For the three months ended June 30, 2005, we recorded a provision for income taxes of $33,000 on a pre-tax loss of $2.8 million, yielding an effective tax rate of (1.2)%. The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Reductions in estimated taxable income caused a reduction to the tax provision calculation for the quarter ended June 30, 2006.
     For the six months ended June 30, 2006, we recorded a provision for income taxes of $87,000 on a pre-tax loss of $5.2 million, yielding an effective tax rate of (1.7)%. For the six months ended June 30, 2005, we recorded a provision for income taxes of $98,000 on a pre-tax loss of $5.9 million, yielding an effective tax rate of (1.7)%. The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income. Although we incurred pre-tax losses, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $6.9 million and $10.8 million for the first six months of 2006 and 2005, respectively, are taxable, giving rise to an overall taxable profit.

SEGMENT RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$3,229	$3,776	$6,677	$7,426
Immersion Medical	3,475	2,536	6,076	4,754
Intersegment eliminations	(51)	(66)	(68)	(162)

Total	$6,653	$6,246	$12,685	$12,018

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(2,464)	$(2,088)	$(5,103)	$(4,472)
Immersion Medical	95	(855)	(183)	(1,562)
Intersegment eliminations	(10)	114	1	72

Total	$(2,379)	$(2,829)	$(5,285)	$(5,962)

     Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $3.2 million, a decrease of $547,000 or 14% for the second quarter of 2006 compared to the same period in 2005. Royalty and license revenue decreased by $708,000, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; development contract revenue decreased by $147,000, primarily due to reduced government contracts, partially offset by increased revenue on touch interface contracts; and product sales increased by $308,000, mainly due to increased sales of our MicroScribe, CyberGrasp, and SoftMouse products. Net loss for the three months ended June 30, 2006 was $2.5 million, an increase of $376,000 or 18% compared to the same period in 2005. The increase was primarily due to decreased gross margins of $644,000 mainly due to reduced royalty and development contract revenue, and increased non-operating expenses of $65,000, offset by reduced operating expenses of $333,000, primarily the result of the litigation settlement received from Electro Source.
     Revenues for the first six months of fiscal 2006 decreased by $749,000, or 10% as compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. Royalty and license revenue decreased by $878,000, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; development contract revenue decreased by $227,000, primarily due to reduced government contracts, offset in part by increased revenue on touch interface contracts; and product sales increased by $356,000, mainly due to increased sales of our 3D products partially offset by a decrease in touch interface product sales. Net loss for the six months ended June 30, 2006 increased by $631,000 or 14% compared to the same period in 2005. The increase was primarily due to decreased gross margins of $817,000 mainly due to reduced royalty and development contract revenue, and increased non-operating expenses of $118,000, offset by reduced operating expenses of $304,000. The reduced operating expenses are comprised of the litigation settlement received from Electro Source and reduced amortization of intangibles offset in part by increased sales and marketing, research and development, and general and administrative expenses for the period.
     Immersion Medical segment — Revenues from Immersion Medical were $3.5 million, an increase of $939,000 or 37% for the second quarter of 2006 compared to the same period in 2005. The increase was primarily due to an increase of $479,000 in development contract revenue, a $379,000 increase in product sales, and an increase of $81,000 in royalty and license revenue. Development contract revenue increased due to an increase in work performed under a government contract that was partially offset by a reduction in commercial contract revenue. Product sales increased primarily due to increased sales of our needle-based and endoscopy simulator platforms. We have been pursuing and intend to continue to pursue a product growth strategy for our medical business which includes expanding international sales, developing new products, and establishing alliances in the industry. The increase in royalty and license revenue from our medical licensees was primarily due to license revenue from our license and development agreements with Medtronic. Net income for the three months ended June 30, 2006 was $95,000, compared to a loss of $855,000 for the same period in 2005. The improvement was mainly due to increased gross margin of $995,000 offset by increased operating expenses of $45,000. The increased gross margin was primarily due to increased product, development contract, and royalty revenue and a favorable shift in the mix of products sold during the quarter.

     Revenues from Immersion Medical increased by $1.3 million or 28%, for the first six months of 2006 compared to the same period in 2005. The increase was primarily due to an increase of $949,000 in product sales and an increase of $682,000 in development contract revenue which were offset by a decrease of $310,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our needle-based, endoscopy, and laparoscopy simulator platforms. Development contract revenue increased due to an increase in work performed under a government contract that was partially offset by a reduction in commercial contract revenue. The decrease in medical royalty and license revenue was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic for the period. Net loss for the six months ended June 30, 2006 decreased by $1.4 million or 88% compared to the same period in 2005. The improvement was mainly due to increased gross margin of $1.4 million primarily due to increased product and development contract revenue and a favorable shift in the mix of products sold during the period.
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
     At June 30, 2006, our cash and cash equivalents totaled $30.9 million, an increase of $2.7 million from $28.2 million at December 31, 2005.
     During 2003, we entered into a series of agreements with Microsoft in connection with the settling of our lawsuit against Microsoft. As part of these agreements, we may require Microsoft, at our discretion, to buy up to $6.0 million of our 7% Debentures, at a rate of $2.0 million per annum plus any amounts not purchased in the prior 12 months, for the two years ending July 2007. As of June 30, 2006, we had not sold any of these 7% Debentures to Microsoft.
     In December 2004, we issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common shares or previously paid in cash. Commencing on the date the 5% Convertible Debentures were issued, interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion right or redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest in whole or in part into shares of our common stock at a price of $7.0265 per common share.
     Net cash provided by operating activities during the six months ended June 30, 2006 was $3.4 million, a change of $80,000 from the $3.5 million provided during the six months ended June 30, 2005. Cash provided by operations during the six months ended June 30, 2006 was primarily the result of a $6.2 million increase due to a change in deferred revenue and customer advances mainly related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $6.9 million. Cash provided by operations during the six months ended June 30, 2006 was also impacted by noncash charges and credits of $2.5 million, including $1.4 million of stock-based compensation, $429,000 in amortization of intangibles, $339,000 in depreciation, and $316,000 in accretion expenses on our 5% Convertible Debentures, as well as an increase of $607,000 due to a change in accrued compensation and other current liabilities, an increase of $332,000 due to a change in accounts receivable, an increase of $237,000 due to a change in inventories, and an increase of $102,000 due to a change in prepaid expenses and other current assets. These increases were offset by our $5.3 million net loss and a decrease of $1.2 million due to a change in accounts payable due to the timing of payments to vendors.
     Net cash used in investing activities during the six months ended June 30, 2006 was $1.3 million, compared to the $792,000 used in investing activities during six months ended June 30, 2005, an increase of $552,000. Net cash used in investing activities during the period consisted of a $643,000 increase in other assets, primarily due to capitalization of external patent filing and application costs and $701,000 used to purchase capital equipment.
     Net cash provided by financing activities during the six months ended June 30, 2006 was $571,000 compared to $1.3 million provided during the six months ended June 30, 2005, or a $721,000 decrease from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options in the amount of $558,000.

     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for at least the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. Although we will continue to incur additional expenses associated with the appeals process related to our litigation against Sony Computer Entertainment, we expect our litigation costs associated with the Sony Computer Entertainment litigation to decrease during 2006 compared to 2005. We anticipate that capital expenditures for the year ended December 31, 2006 will total approximately $1.5 million in connection with anticipated maintenance and upgrades to operations and infrastructure. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation, or have to repay the compulsory license payments previously received and interest thereon totaling $23.6 million as of June 30, 2006, or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may need to raise additional capital through sale of debt and/or equity securities or through a line of credit. Additionally, although we have no current plans to do so, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
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

     In connection with our series of agreements with Microsoft executed in July 2003, we are obligated to pay Microsoft certain amounts based on a settlement of the Sony Computer Entertainment litigation (see Note 8 to the condensed consolidated financial statements).
     With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (“Put Option”). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. The price at which the debentures convert into shares of our common stock will be reduced in certain instances where shares of our common stock are sold or deemed to be sold at a price less than the applicable conversion price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. In addition, the conversion price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.
  Recent Accounting Pronouncements
     In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. We are in the process of determining the impact of FIN 48 on our consolidated financial statements.
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
     As of June 30, 2006, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount, and accrued and unpaid interest, in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of June 30, 2006, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court took the matter under submission of whether the settlement should be approved after a hearing on April 24, 2006. The Court has not yet ruled on this matter.
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
     On January 5 and 6, 2005, the Court held a bench trial on Sony Computer Entertainment’s remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in our favor.
     On March 24, 2005, Judge Wilken also entered judgment in our favor and awarded us $82.0 million in past damages, and pre-judgment interest in the amount of $8.7 million, for a total of $90.7 million. We were also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005, pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of us and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
     On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties have negotiated an agreement pursuant to which the funds on deposit with the Court may be deposited in an escrow account at JP Morgan Chase. On June 12, 2006, the Court granted the parties’ stipulated request to withdraw the funds from the Court and deposit them with JP Morgan Chase. Sony Computer Entertainment also previously had filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions.
     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with the appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; we filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. On March 15, 2006, we filed a further substitute brief in response to a Federal Circuit order clarifying the maximum number of words we were allowed given ISLLC’s cross appeal. Sony Computer Entertainment filed its Reply Brief on April 27, 2006 and ISLLC’s Reply Brief was filed on May 15, 2006.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contends we concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling and filed its opening brief on June 16, 2006. Our opposition brief is due on August 30, 2006.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, we filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and we filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted our petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. We filed our opposition to this petition on May 3, 2006, and the PTO denied the fourth petition on July 3, 2006.
     On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. We moved to intervene in the lawsuit, and on March 31, 2006, the Court granted our motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. Briefing with regard to the summary judgment motions by all parties is complete, and the hearing before Judge Ellis occurred on April 21, 2006. The Court granted summary judgment in our and the PTO’s favor on all grounds on May 22, 2006. Sony has represented that it will not appeal this judgment.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how the Court of Appeals will decide the appeals. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business.
     In the event we settle our lawsuit with Sony Computer Entertainment, we will be obligated to pay certain sums to Microsoft as described in Note 8 to the condensed consolidated financial statements. If Sony Computer Entertainment ultimately were successful on its appeals or in the reexamination process, the Judgment may be put at risk, assets relating to the patents in the lawsuit may be impaired, and Sony Computer Entertainment may seek additional relief, such as attorneys’ fees.
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

     ISLLC filed a notice of appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed us to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was recently assigned to Judge Wilken given its relationship to the previous proceedings involving Sony and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court, and on July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand.
  Immersion Corporation vs. Thorner
     On March 24, 2006, we filed a lawsuit against Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which we have alleged is in violation of contractual obligations to us. The case was removed to federal court by Mr. Thorner, and has been assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to our claims and asserted counterclaims against Immersion seeking, among other things, a portion of the proceeds from our license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, we filed a motion to dismiss Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from our license with Microsoft; the hearing is set for September 1, 2006. We dispute the allegations against us and intend to vigorously prosecute this lawsuit.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $132 MILLION AS OF JUNE 30, 2006, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
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
     We are involved in litigation with Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. relating to our allegations of their infringement of U.S. Patent Nos. 6,275,213 and 6,424,333. This litigation has been ongoing for more than four years, involves multiple parties, including one of our licensees, and continues to be litigated in the United States Court of Appeals for the Federal Circuit.
     We are also involved in litigation with Internet Services LLC (“ISLLC”), our licensee and a cross-claim defendant in our lawsuit against Sony Computer Entertainment. ISLLC’s appeal from the lawsuit judgment has been consolidated with Sony Computer Entertainment’s appeal of the lawsuit judgment against it at the United States Court of Appeals for the Federal Circuit. We are also litigating a separate lawsuit involving claims for breach of contract and rescission against ISLLC in the U.S. District Court for the Northern District of California.
     In addition, we are involved in litigation with Craig Thorner in federal court relating to our allegations of breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that this litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this litigation, please see Note 16 to the condensed consolidated financial statements and the section above titled PART II, ITEM 1. LEGAL PROCEEDINGS. See also Note 8 to the condensed consolidated financial statements regarding our payment obligations to Microsoft Corporation in the event that we settle our lawsuit with Sony Computer Entertainment.
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
     We and most of the issuer defendants have settled with the plaintiffs. In this settlement, plaintiffs have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we believe is remote. The settlement requires approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court took the matter under submission of whether the settlement should be approved after a hearing on April 24, 2006. The Court has not ruled on this matter.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended June 30, 2006 and 2005, 26% and 37%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2006 and 2005, 28% and 40%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
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
     Most of our current gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. These requirements and restrictions could be in the form of hardware technical specifications, software technical specifications, security specifications or other security mechanisms, component vendor specifications, licensing terms and conditions, or other forms. If third-party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. The recently launched Microsoft Xbox 360 ships with touch-enabling capabilities built-in, and the upcoming next-generation Nintendo Wii has been reported by Nintendo to have touch-enabling capabilities. Sony announced on May 8, 2006 that the vibration feature that is currently available on controllers for PlayStation and PlayStation 2 will be removed from the new PlayStation 3 controller. This course of action by Sony may have materially adverse consequences on our future gaming royalty revenues.
     Microsoft launched its next-generation Xbox 360 video game console in November 2005, and it is anticipated that Sony and Nintendo will launch their new next-generation video game console systems in 2006. Historically, according to data from the NPD Group, third-party supplier market share of sales of console peripherals will normally grow near the end of the life cycle of a console system. When next-generation console systems are released, third-party peripheral product sales will normally initially account for a small percentage of total market share. This percentage increases as the console model ages. Most of our current gaming revenue is from third-party peripheral makers. Though Microsoft’s Xbox 360 next-generation video console system was introduced in November 2005, Microsoft has acknowledged that there was a shortage of Xbox 360 console systems in Q4 2005 and Q1 2006. This shortage suppressed sales of Xbox 360 console peripherals. We have already experienced and expect to continue to experience gaming royalty declines from prior levels, which may continue to hurt our business.

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
     For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, denied or restricted the rights to produce wireless controllers to any third-party peripheral makers. Wireless game controllers account for a significant portion of our royalty revenue, including revenue from Logitech and Mad Catz. To the extent Microsoft does not license these rights to third parties, Microsoft’s share of all aftermarket game controller sales will likely increase, which we expect will result in a decrease in our gaming royalty revenue.
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
     Medtronic accounts for a significant portion of our revenue. For the three months ended June 30, 2006 and 2005, 9% and 5%, respectively, of our total revenues were derived from Medtronic. For the six months ended June 30, 2006 and 2005, 8% and 12%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Logitech accounts for a significant portion of our revenue. Logitech is a supplier of aftermarket game console controllers, many of which incorporate our technology. In the past, during transitions to next-generation console systems, sales of aftermarket game console controllers have dropped significantly, reducing licensing royalties we earn. The gaming industry is currently transitioning to the latest next-generation console systems, and we have experienced a significant decline in revenues we earn from Logitech since this transition commenced. For the three months ended June 30, 2006 and 2005, 4% and 11%, respectively, of our total revenues were derived from Logitech. For the six months ended June 30, 2006 and 2005, 5% and 13%, respectively, of our total revenues were derived from Logitech. Revenues from Logitech may decline further if its aftermarket game console controller sales decline further, or if it is unable to license rights to sell its controllers from Sony or Microsoft. Any decrease in sales of aftermarket game console systems that include our technology by Logitech will reduce our gaming royalty revenues. The announcement by Sony on May 8, 2006, not to include certain vibration features in their controller for the PlayStation 3 may significantly adversely affect Logitech’s ability or desire to include our technologies in products compatible with the PlayStation 3, which in return may materially adversely affect our royalty revenue from Logitech.
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
     The European Union’s RoHS Directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury, and certain fire retardants in electronics placed on the market after the effective date of July 1, 2006. We have quantified the effect of this new Directive on our products and determined that certain products already comply with the requirements of the Directive, certain products may be exempt from meeting the requirements of the Directive, and certain products require changes in order to comply with the requirements of the Directive. Making such changes may be costly to perform and may have a negative impact on our results of operations. In addition, there can be no assurance that the national enforcement bodies of the European Union member states will agree with our assessment that certain of our products comply with or are exempt from the Directive. If products are determined not to be compliant or exempt, we will not be able to ship them in the European Union and/or any other region that adopts the Directive until such time that they are compliant, and this may have a negative impact on our revenue and results of operations.
BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.
     Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface. Modifications and new versions of Microsoft’s operating system (including DirectX and the upcoming Windows Vista anticipated to launch in late 2006 or early 2007) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.
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

IF WE FAIL TO INCREASE SALES OF OUR MEDICAL SIMULATION DEVICES, OUR FINANCIAL CONDITION AND OPERATIONS MAY SUFFER.
     Our medical simulation products, such as our Endovascular AccuTouch System and our Laparoscopic Surgical Workstation, have only recently begun to be used by hospitals and medical schools to help train healthcare professionals. Consequently, many of these medical institutions do not budget for such simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the usefulness of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase or maintain sales of medical simulators at a satisfactory rate. A decrease in sales or any failure to increase sales of our medical simulation products will harm our business.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new automotive licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	difficulty in signing new gaming licensees, as well as losing our existing gaming licensees, if we are not successful in the litigation with Sony Computer Entertainment;

•	difficulty in signing new licenses if the video console makers choose not to license third parties to make peripherals for their new consoles;

•	difficulty in signing new gaming licensees if Sony does not include vibration features in the PlayStation 3 or related products; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry having a license or without enough phones in the market that incorporate our technologies.
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
     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:
•	we fail to develop new technologies or products;

•	the technologies we develop infringe on third-party patents or other third party rights;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete.

THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THEIR WIDESPREAD ADOPTION.
     Personal computer and console gaming peripherals, mobile phones, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, and Samsung have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies may be a significant barrier to their widespread adoption and sale.
THIRD-PARTY VALIDATION STUDIES MAY NOT DEMONSTRATE ALL THE BENEFITS OF OUR MEDICAL TRAINING SIMULATORS, WHICH COULD AFFECT CUSTOMER MOTIVATION TO BUY.
     In medical training, validation studies are generally used to confirm the usefulness of new techniques, devices, and training methods. For medical training simulators, several levels of validation are generally tested: content, concurrent, construct, and predictive. A validation study performed by a third party, such as a hospital, a teaching institution, or even an individual healthcare professional, could result in showing little or no benefit for one or more types of validation for our medical training simulators. Such validation study results published in medical journals could impact the willingness of customers to buy our training simulators, especially new simulators that have not previously been validated. Due to the time generally required to complete and publish additional validation studies (usually more than a year), the negative impact on sales revenue could be significant.
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
IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ GLOBAL MARKET, OUR COMMON STOCK COULD BE DELISTED.
     To maintain the listing of our common stock on the Nasdaq Global Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of June 30, 2006, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq Global Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq Global Market, it would likely be more difficult to affect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.
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
     There have been regulatory changes and new accounting pronouncements including the Sarbanes-Oxley Act of 2002, and the recently enacted SFAS No. 123R, which have had an effect on our financial position and results of operations. There may potentially be new accounting pronouncements or additional regulatory rulings that also have an impact on our future financial position and results of operations. Under SFAS No. 123R, we have been required since January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R has had a significant adverse effect on our reported financial conditions and may impact the way we conduct our business. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders (the “Annual Meeting”) on June 7, 2006, to consider and vote on the following proposals to: (i) elect two members of the Board of Directors to serve for a three-year term as Class I Directors (Proposal 1); and (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (Proposal 2).
     Proposal 1: The stockholders elected the two nominees for Class I directors to our Board of Directors. The votes were as follows:

	Number of	Withheld
Nominees	Votes For	Authority
Jack Saltich	22,093,455	271,715
Victor Viegas	22,096,145	269,025
     Mr. Saltich’s and Mr. Viegas’ terms will expire at the 2009 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: Jonathan Rubinstein and Robert Van Naarden (Class II term expires at the 2007 annual meeting) and John Hodgman and Emily Liggett (Class III term expires at the 2008 annual meeting).
     Proposal 2: The ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained
21,295,559	1,036,730	32,881
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2006

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