Form 10-Q
period 2006-09-30
IMMERSION CORP
filed 2006-11-07
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐     No ☑
     Number of shares of common stock outstanding at November 2, 2006: 24,624,580

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$29,037	$28,171
Accounts receivable (net of allowances for doubtful accounts of: September 30, 2006, $132 and December 31, 2005, $383)	5,458	4,650
Inventories, net	2,419	2,655
Prepaid expenses and other current assets	857	1,131

Total current assets	37,771	36,607
Property and equipment, net	1,724	1,366
Intangibles and other assets, net	7,243	6,787

Total assets	$46,738	$44,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,234	$2,179
Accrued compensation	1,272	1,193
Other current liabilities	1,988	1,604
Deferred revenue and customer advances	2,179	2,741
Current portion of long-term debt	—	5

Total current liabilities	6,673	7,722
Long-term debt, less current portion	17,964	17,490
Long-term deferred revenue, less current portion	29,355	21,294
Long-term customer advance from Microsoft (Note 8)	15,000	15,000
Other long-term liabilities	34	49

Total liabilities	69,026	61,555

Contingencies (Note 16)
Stockholders’ deficit:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: September 30, 2006, 24,619,956 and December 31, 2005, 24,360,427	109,207	106,277
Warrants	3,686	3,686
Accumulated other comprehensive income	83	64
Accumulated deficit	(135,264)	(126,822)

Total stockholders’ deficit	(22,288)	(16,795)

Total liabilities and stockholders’ deficit	$46,738	$44,760

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Royalty and license	$1,336	$1,473	$4,948	$6,273
Product sales	4,261	3,376	11,544	9,328
Development contracts and other	962	538	2,752	1,804

Total revenues	6,559	5,387	19,244	17,405

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,980	1,756	5,137	4,808
Sales and marketing	3,068	2,679	9,154	8,576
Research and development	1,894	1,446	5,425	4,483
General and administrative	2,463	3,073	7,570	7,557
Amortization of intangibles	227	314	656	1,050
Litigation settlement	(300)	—	(1,350)	—
Restructuring costs	—	—	—	185

Total costs and expenses	9,332	9,268	26,592	26,659

Operating loss	(2,773)	(3,881)	(7,348)	(9,254)
Interest and other income	63	131	250	373
Interest and other expense	(403)	(396)	(1,213)	(1,129)

Loss before provision for income taxes	(3,113)	(4,146)	(8,311)	(10,010)
Provision for income taxes	(44)	(12)	(131)	(110)

Net loss	$(3,157)	$(4,158)	$(8,442)	$(10,120)

Basic and diluted net loss per share	$(0.13)	$(0.17)	$(0.34)	$(0.42)

Shares used in calculating basic and diluted net loss per share	24,590	24,132	24,519	23,950

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,442)	$(10,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	549	575
Amortization of intangibles	656	1,050
Stock-based compensation	2,141	2
Excess tax benefits from stock-based compensation	(19)	—
Interest expense — accretion on 5% Convertible Debenture (Note 6)	474	476
Fair value adjustment of Put Option and Registration Rights	(15)	(97)
Loss on disposal of equipment	2	—
Write off of intangibles	35	—
Changes in operating assets and liabilities:
Accounts receivable	(802)	(89)
Inventories	299	(1,214)
Prepaid expenses and other current assets	254	416
Accounts payable	(1,279)	(2,571)
Accrued compensation and other current liabilities	477	133
Deferred revenue and customer advances	7,500	14,176

Net cash provided by operating activities	1,830	2,737

Cash flows used in investing activities:
Intangibles and other assets	(1,126)	(768)
Purchases of property and equipment	(964)	(542)
Proceeds from the sale of property and equipment	—	5

Net cash used in investing activities	(2,090)	(1,305)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	242	234
Exercise of stock options	528	1,291
Excess tax benefits from stock-based compensation	19	—
Increase in issuance cost of 5% Convertible Debenture (Note 6)	—	(55)
Payments on notes payable and capital leases	(5)	(9)

Net cash provided by financing activities	784	1,461

Effect of exchange rates on cash and cash equivalents	342	252

Net increase in cash and cash equivalents	866	3,145
Cash and cash equivalents:
Beginning of the period	28,171	25,538

End of the period	$29,037	$28,683

Supplemental disclosure of cash flow information:
Cash paid for taxes	$27	$47

Cash paid for interest	$753	$776

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
          The results of operations for the interim periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     Reclassifications
          Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders’ deficit.
     Revenue Recognition
          The Company recognizes revenues in accordance with applicable accounting standards, including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
          Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussion regarding “Multiple element arrangements” below. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from its licensees has caused any material adjustment to period revenues.
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
          With respect to its adoption of SFAS No. 123R, the Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows for the three months and nine months ended September 30, 2006. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures as if the Company had recorded stock-based compensation expense for prior periods.
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
          In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements” (“SAB No. 108”). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s year ended December 31, 2006 consolidated financial statements. The Company is currently in the process of assessing the potential impact that the adoption of SAB No. 108 will have on its consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently in the process of assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.
2. INVENTORIES

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials and subassemblies	$2,142	$2,369
Work in process	45	55
Finished goods	232	231

Inventories, net	$2,419	$2,655

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2006	2005
	(In thousands)
Computer equipment and purchased software	$3,046	$2,974
Machinery and equipment	2,827	2,235
Furniture and fixtures	1,279	1,229
Leasehold improvements	823	798

Total	7,975	7,236
Less accumulated depreciation	(6,251)	(5,870)

Property and equipment, net	$1,724	$1,366

4. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2006	2005
	(In thousands)
Patents and technology	$12,562	$11,478

Other assets	105	83

Gross intangibles and other assets	12,667	11,561

Accumulated amortization of patents and technology	(5,424)	(4,774)

Intangibles and other assets, net	$7,243	$6,787

     The estimated annual amortization expense for intangible assets as of September 30, 2006 is $827,000 in 2006, $879,000 in 2007, $844,000 in 2008, $743,000 in 2009, $687,000 in 2010, and $3.9 million in total for all years thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2006	2005
	(In thousands)
Accrued legal	$326	$307
Other current liabilities	1,662	1,297

Total other current liabilities	$1,988	$1,604

Deferred revenue	$2,140	$2,702
Customer advances	39	39

Total current deferred revenue and customer advances	$2,179	$2,741

6. LONG-TERM DEBT
     The components of long-term debt are as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
5% Senior Subordinated Convertible Debenture	$17,964	$17,490
Other	—	5

Total	17,964	17,495
Current portion	—	(5)

Total long-term debt	$17,964	$17,490

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
          Registration Rights — On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures, and the shares of common stock issuable upon conversion of the debentures and exercise of the warrants, was declared effective by the SEC. The Company expects to keep this registration statement effective until the earlier of

(i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
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
          Annual maturities of long-term debt as of September 30, 2006 are $20.0 million in fiscal year 2009.
7. LONG-TERM DEFERRED REVENUE
          At September 30, 2006, long-term deferred revenue included payments of approximately $25.3 million of compulsory license fees and interest from Sony Computer Entertainment Inc. and Sony Computer Entertainment of America Inc. (collectively, “Sony Computer Entertainment”), pursuant to Court orders dated January 10 and February 9, 2005. Due to the contingent nature of the court-ordered payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses.
8. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT
          On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell up to $9.0 million of debentures to Microsoft under the terms and conditions established in newly authorized 7% Senior Redeemable Convertible Debentures (“7% Debentures”) with annual draw down rights over a 48-month period. The sublicense rights provided to Microsoft to contract directly with Sony Computer Entertainment have now expired. The Company has, to date, not sold any 7% Debentures, of which $4.0 million were available for sale at September 30, 2006.
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

9. STOCK-BASED COMPENSATION
     Stock Options
          The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Under the Company’s stock option plans, the Company may grant options to purchase up to 16,338,095 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At September 30, 2006, options to purchase 2,509,952 shares of common stock were available for grant and options to purchase 7,727,764 shares of common stock were outstanding.
     Employee Stock Purchase Plan
          The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of September 30, 2006, 294,139 shares had been purchased under the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for sales made under the ESPP.
          The Company did not modify its stock option or employee stock purchase plans in the three months ended September 30, 2006.
     General Stock Option Information
          The following table sets forth the summary of option activity under our stock option program for the nine months ended September 30, 2006:

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding, December 31, 2005 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	$7.24
Granted (weighted average fair value of $4.30 per share)	1,085,953	6.88
Exercised	(212,194)	2.49
Canceled	(486,791)	7.90

Outstanding, September 30, 2006 (5,249,867 exercisable at a weighted average price of $7.61 per share)	7,727,764	$7.28

          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $940,000 for the nine months ended September 30, 2006.
          The weighted average fair value of stock options granted during the nine months ended September 30, 2006 and September 30, 2005 was $4.30 and $3.54 per share, respectively.
          Additional information regarding options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 0.64 - $1.76	1,304,179	6.13	$1.50	1,227,018	$1.51
1.79 - 5.91	800,039	6.89	4.15	515,161	3.58
5.95 - 6.17	823,450	7.02	6.10	544,409	6.09
6.20 - 6.79	806,040	7.70	6.45	413,411	6.36
6.81 - 6.98	1,175,186	8.96	6.96	196,004	6.98
7.00 - 8.00	801,016	7.25	7.20	513,708	7.20
8.05 - 8.98	881,048	3.90	8.76	785,850	8.78
9.24 - 17.13	856,674	4.68	11.69	774,174	11.95
23.13 - 34.75	255,246	3.44	31.42	255,246	31.42
43.25 - 43.25	24,886	3.53	43.25	24,886	43.25

$ 0.64 -$43.25	7,727,764	6.50	$7.28	5,249,867	$7.61

          The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $11.5 million and $9.7 million, respectively.
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
          The assumptions used to value option grants and shares under the employee stock purchase plan are as follows:

Options	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected term (in years)	6.25	4.0	6.25	4.0
Volatility	62%	43%	62%	66%
Interest rate	4.6%	4.2%	4.9%	4.1%
Dividend yield	—	—	—	—

Employee Stock Purchase Plan	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	66%	42%	52%	41%
Interest rate	5.2%	3.3%	4.9%	3.3%
Dividend yield	—	—	—	—
          Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Income Statement Classifications	(In thousands)	(In thousands)
Cost of product sales	$17	$54
Sales and marketing	305	887
Research and development	122	372
General and administrative	280	828

Total	$724	$2,141

          The Company did not capitalize any stock-based compensation as part of inventory during the three months or nine months ended September 30, 2006.
          SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the three and nine months ended September 30, 2006, the Company recorded $1,000 and $19,000, respectively, of excess tax benefits from stock-based compensation. Total cash flow under the new accounting rules is the same as under the old accounting rules.
          As of September 30, 2006, there was $3.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over and estimated weighted-average period of approximately 1.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     The following table sets forth the pro forma amounts of net loss and net loss per share, for the three months and nine months ended September 30, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss — as reported	$(4,158)	$(10,120)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	2
Less: Stock-based compensation expense determined using fair value method, net of tax	(1,282)	(3,903)

Net loss — pro forma	$(5,440)	$(14,021)

Basic and diluted loss per common share — as reported	$(0.17)	$(0.42)
Basic and diluted loss per share — pro forma	$(0.23)	$(0.59)
10. LITIGATION SETTLEMENT
          On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”). On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which Electro Source makes royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. For the three months and nine months ended September 30, 2006, Electro Source paid the Company litigation settlement payments of $300,000 and $1.4 million, respectively. The Company is entitled to be paid a minimum amount of $300,000 in future periods. The Company and Electro Source each assumed financial responsibility for their respective legal costs with respect to this lawsuit.
11. RESTRUCTURING COSTS
          The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” There were no restructuring costs incurred in the three months or nine months ended September 30, 2006. Restructuring costs of $185,000 incurred in the nine months ended September 30, 2005 consisted of severance benefits paid as a result of a reduction in workforce. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the 2005 reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.
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

12. INCOME TAXES
          For the three months and nine months ended September 30, 2006, the Company recorded provisions for income taxes of $44,000 and $131,000, yielding effective tax rates of (1.4)% and (1.6)%, respectively. For the three months and nine months ended September 30, 2005, the Company recorded provisions for income taxes of $12,000 and $110,000, yielding effective tax rates of (0.3)% and (1.1)%, respectively. Although the Company incurred pre-tax losses, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $8.5 million and $14.3 million for the nine months ended September 30, 2006 and 2005, respectively, created federal and state alternative minimum taxable income.
          At December 31, 2005, the Company had federal and state net operating loss carryforwards of $76.2 million and $27.0 million, respectively, expiring from 2011 through 2025 and from 2007 through 2015, respectively.
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

13. NET LOSS PER SHARE
          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(3,157)	$(4,158)	$(8,442)	$(10,120)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,590	24,132	24,519	23,950

Net loss per share, basic and diluted	$(0.13)	$(0.17)	$(0.34)	$(0.42)

     For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,
	2006	2005
Outstanding stock options	7,727,764	7,546,126
Warrants	778,494	778,494
5% Senior Subordinated Convertible Debentures	2,846,363	2,846,363
14. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss	$(3,157)	$(4,158)	$(8,442)	$(10,120)
Foreign currency translation adjustment	(2)	16	19	11

Total comprehensive loss	$(3,159)	$(4,142)	$(8,423)	$(10,109)

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
          The following tables display information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$2,816	$3,094	$9,493	$10,520
Immersion Medical	3,764	2,322	9,840	7,076
Intersegment eliminations	(21)	(29)	(89)	(191)

Total	$6,559	$5,387	$19,244	$17,405

Net Profit (Loss):
Immersion Computing, Entertainment, and Industrial	$(3,495)	$(3,433)	$(8,597)	$(7,905)
Immersion Medical	339	(731)	155	(2,293)
Intersegment eliminations	(1)	6	—	78

Total	$(3,157)	$(4,158)	$(8,442)	$(10,120)

          Included in net profit (loss) for the three months and nine months ended September 30, 2005 are restructuring costs of $0 and $59,000, respectively, for the Immersion Computing, Entertainment, and Industrial segment and $0 and $126,000, respectively, for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

	September 30,	December 31,
	2006	2005
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$61,697	$60,457
Immersion Medical	7,483	6,166
Intersegment eliminations	(22,442)	(21,863)

Total	$46,738	$44,760

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
     Revenue by Product Lines
          Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$852	$1,133	$3,278	$4,801
3D	1,043	1,174	3,402	3,309
Touch Interface	900	786	2,724	2,315

Subtotal Immersion Computing, Entertainment, and Industrial	2,795	3,093	9,404	10,425
Immersion Medical	3,764	2,294	9,840	6,980

Total	$6,559	$5,387	$19,244	$17,405

     Revenue by Region
          The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
North America	68%	72%	71%	71%
Europe	17%	12%	17%	17%
Far East	12%	8%	10%	5%
Rest of the world	3%	8%	2%	7%

Total	100%	100%	100%	100%

          The Company derived 68% and 70% of its total revenues from the United States of America for the three months ended September 30, 2006 and 2005, respectively. The Company derived 69% and 69% of its total revenues from the United States of America for the nine months ended September 30, 2006 and 2005, respectively. The Company derived 10% and 10% of its total revenues from Germany for the nine months ended September 30, 2006 and 2005, respectively. Revenues from other countries represented less than 10% individually for the periods presented.
          The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on September 30, 2006 and December 31, 2005.

     Significant Customers
          Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Customer A	*	*	*	11%
Customer B	21%	*	13%	*

Total	21%	*	13%	11%

*	Revenue derived from customer represented less than 10% for the period.
          At September 30, 2006, Customer B accounted for 40% of the Company’s accounts receivable. At December 31, 2005, Customer B accounted for 19% of the Company’s accounts receivable.
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
          Sony Computer Entertainment had filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions.
          On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties negotiated escrow instructions, and on June 12, 2006, the Court granted the parties’ stipulated request to withdraw the funds from the Court and deposit them in an escrow account with JP Morgan Chase. Sony has withdrawn the funds from the Court and deposited them in the escrow account.
          On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with the appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; the Company filed an Opposition Brief on December 5, 2005. Due to the cross appeal by Internet Services LLC (“ISLLC”) (see below), the Federal Circuit allowed the Company to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. On March 15, 2006, the Company filed a further substitute brief in response to a Federal Circuit order clarifying the maximum number of words the Company was allowed given ISLLC’s cross appeal. Sony Computer Entertainment filed its Reply Brief on April 27, 2006, and ISLLC’s Reply Brief was filed on May 15, 2006. On October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. The Court of Appeals has not yet issued its decision.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contended the Company concealed and withheld, attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling and filed its opening brief on June 16, 2006. The Company filed its opposition brief on August 30, 2006, and Sony filed its Reply Brief on October 2, 2006. The United States Court of Appeals for the Federal Circuit has not yet set a date for a hearing for oral argument in connection with this appeal.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, the Company filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and the Company filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted the Company’s petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated, and the ex parte reexamination is proceeding with respect to the claims that were not the subject of litigation. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. The Company filed its opposition to this petition on May 3, 2006, and the PTO denied the fourth petition on July 3, 2006.
     On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. The Company moved to intervene in the lawsuit, and on March 31, 2006, the Court granted the Company’s motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. After briefing, Judge Ellis held a hearing on the summary judgment motions on April 21, 2006. The Court granted summary judgment in the Company’s and the PTO’s favor on all grounds on May 22, 2006. Sony has not appealed this judgment.
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
  Internet Services LLC Litigation
     On October 20, 2004, ISLLC, the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against the Company in its lawsuit against Sony Computer Entertainment, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and the Company, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a Notice of Appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed the Company to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006. As noted above, on October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. The Court of Appeals has not yet issued its decision.
     On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. A case management conference is currently scheduled for December 8, 2006.
  Immersion Corporation vs. Thorner
     On March 24, 2006, the Company filed a lawsuit against Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which the Company has alleged is in violation of contractual obligations to it. The case was removed to federal court by Mr. Thorner, and has been assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to the Company’s claims and asserted counterclaims against Immersion seeking, among other things, a portion of the proceeds from the Company’s license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, the Company filed a motion for judgment on the pleadings seeking the dismissal of Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from the Company’s license with Microsoft. On September 1, 2006, the Court held a hearing on the Company’s motion. On September 12, 2006, the Court issued an order granting the Company’s motion for judgment on the pleadings as to Mr. Thorner’s alleged claims for breach of contract and fraud. The Court dismissed Mr. Thorner’s breach of contract and fraud claims, and allowed Mr. Thorner leave to amend his claim for alleged breach of contract with respect to alleged violations of the

Company’s reporting requirements that do not flow from the failure to report the Microsoft Settlement Agreement. Mr. Thorner has not filed an amended pleading.
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
     In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s intellectual property, technology, or products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations. The Company has received a claim from one of its major licensees requesting indemnification from a patent infringement allegation. The Company has reviewed this demand and believes that it is without merit. The Company has not received communication from this licensee with respect to this claim since June 2005. Such claim, however, could result in litigation, which could be costly and time-consuming to defend. Further, the Company’s business could be adversely affected if the Company was unsuccessful in defending against the claim.
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
     See also Note 6 regarding contingencies relating to the 5% Senior Subordinated Convertible Debenture.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, those described elsewhere in this report including Risk Factors, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.
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
     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
  Revenue Recognition
     We recognize revenues in accordance with applicable accounting standards, including SAB No. 104, “Revenue Recognition,” EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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

     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussions regarding “Multiple element arrangements” below. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues.
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
  Intangible Assets
     We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and nine months ended September 30, 2006, we capitalized external costs associated with patents and trademarks of $383,000 and $1.0 million, respectively. Our total amortization expense for the same periods for all intangible assets was $227,000 and $656,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Overview
     We achieved a 22% increase in revenues during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, and an 11% increase in revenues during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Increased medical revenue, most notably medical product sales, contributed to the increased sales for the aforementioned periods. Our medical simulation systems used by teaching institutions and medical device manufacturers continue to gain wider acceptance as training tools. These increases in medical revenue were offset in part by a decline in our gaming revenues, resulting from decreased sales by our licensees of royalty bearing gaming peripherals. Market demand for gaming peripherals for PlayStation 2, Xbox, and GameCube systems has decreased prior to the anticipated launch of new gaming consoles. Additionally, Microsoft has not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console.

     We incurred a net loss for the three months ended September 30, 2006 of $3.2 million, an improvement of 24% from our $4.2 million net loss for the three months ended September 30, 2005. We incurred a net loss for the nine months ended September 30, 2006 of $8.4 million, an improvement of 17% from our $10.1 million net loss for the nine months ended September 30, 2005. The decrease in the net loss was primarily due to increased gross profit from product sales mainly due to increased medical product sales and increased development contract revenue. Included in our operating results for the three and nine months ended September 30, 2006 are charges for stock-based compensation arising from our adoption of SFAS No. 123R on January 1, 2006 of $724,000 and $2.1 million, respectively. In addition, a litigation settlement payment from Electro Source reduced total operating expenses for the same periods by $300,000 and $1.4 million, respectively.
     As of September 30, 2006, our cash and cash equivalents were $29.0 million. In the nine months ended September 30, 2006, Sony Computer Entertainment made payments to us totaling approximately $7.7 million pursuant to Court orders of January 10, 2005 and February 9, 2005 for a compulsory license.
     During the remainder of 2006, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue, and make selected investments in product and technology development for longer-term new growth areas. We believe these investments will continue to contribute to our ability to penetrate new and existing markets and build greater market acceptance for our touch technologies. We expect expenses related to our current litigation with Sony Computer Entertainment to continue to decrease in the remainder of 2006 as compared to 2005. Although we will focus on reducing operating expenses, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. However, the success of our business could be limited by several factors, including our ability to timely release new products, market acceptance of our products and technology, market acceptance of our licensees’ products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see PART II, ITEM 1A. RISK FACTORS of this Form 10-Q.

	September 30,		Change
REVENUES	2006	2005
	($ In thousands)
Three months ended:

Royalty and license	$1,336	$1,473	(9)%
Product sales	4,261	3,376	26%
Development contracts and other	962	538	79%

Total Revenue	$6,559	$5,387	22%

Nine months ended:

Royalty and license	$4,948	$6,273	(21)%
Product sales	11,544	9,328	24%
Development contracts and other	2,752	1,804	53%

Total Revenue	$19,244	$17,405	11%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Total Revenue — Our total revenue for the third quarter of 2006 increased by $1.2 million or 22% from the third quarter of 2005.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended September 30, 2006 was $1.3 million, a decrease of $137,000 or 9% from the three months ended September 30, 2005. The decrease in royalty and license revenue was primarily due to a decrease in gaming royalties of

$312,000, offset in part by an increase in touch interface product royalties of $78,000, and an increase in medical license fees of $62,000.
     The decrease in gaming royalties was mainly due to decreased sales by our licensees of royalty bearing gaming peripherals primarily due to i) the continued decline in current generation video console sales prior to the launch of the upcoming next-generation console models from Sony (PlayStation 3) and Nintendo (Wii), and ii) the decline in overall third-party market share of aftermarket game console controllers due to Microsoft’s market share for aftermarket game console controllers for its next-generation Xbox 360 console. If the Sony PlayStation 3 and Nintendo Wii launch in late 2006, we anticipate that third-party royalties will likely decline further as market share shifts back to first-party peripheral makers, just as we have seen with the Microsoft Xbox 360.
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
     For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft licenses additional third-party licensees, our gaming royalty revenue will decline.
     Touch interface product royalties increased due to increased licensee revenue from signing a new licensee in late 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them. We expect increased touch interface product royalties and license revenue in the remainder of 2006 based on new licensees signed and an increase in the number of cars sold that incorporate our technology. The increase in royalty and license revenue from our medical licensees was primarily due to license revenue from our license and development agreements with Medtronic. Revenue recognition on the license and development agreements with Medtronic is based on cost-to-cost percentage-of-completion and acceptance; an increase in activity on these contracts and acceptance resulted in an increase in revenue recognized.
     Product sales — Product sales for the three months ended September 30, 2006 were $4.3 million, an increase of $885,000 or 26% compared to the three months ended September 30, 2005. The increase in product sales was primarily due to increased medical product sales of $832,000, mainly due to increased sales of our endoscopy and endovascular simulator platforms offset by a decrease in sales of our laparoscopy simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business which includes expanding international sales, developing new products, and leveraging our industry alliances. In addition, there was an increase in product sales from touch interface products of $41,000 including increased sales of rotary modules and components for tactile touchscreens. Touch interface products include touchscreen and touch panel components, rotary modules, and commercial gaming products.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial and government contracts and extended support and warranty contracts. Development contract and other revenue was $962,000 during the three months ended September 30, 2006, an increase of $424,000 or 79% compared to the three months ended September 30, 2005. Commercial contract revenue increased by $511,000 mainly due to an increase in commercial development contract revenue recognized from our medical business upon completion of a license and development contract with Medtronic. Government contract revenue decreased by $101,000 primarily due to decreased work performed under government contracts which were completed during the quarter.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of 2006, revenue generated in North America, Europe, Far East, and Rest of the World represented 68%, 17%, 12%, and 3%, respectively, compared to 72%, 12%, 8%, and 8%, respectively, for the third quarter of 2005. The shift in revenues among regions was mainly due to a reduction in revenue from North American gaming licensees offset in part by an increase in medical revenue from customers in North America, an increase in medical product revenue from customers in Europe and the Far East, and a decrease in medical product revenue from Rest of the World.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
     Total Revenue — Our total revenue for the first nine months of 2006 increased by $1.8 million or 11% from the first nine months of 2005.

     Royalty and license revenue — Royalty and license revenue for the nine months ended September 30, 2006 decreased by $1.3 million or 21% from the nine months ended September 30, 2005. The decrease in royalty and license revenue was primarily due to a decrease in gaming royalties of $1.6 million and a decrease in medical license fees of $248,000, offset in part by an increase in touch interface product royalties of $434,000. The decrease in gaming royalties was mainly due to decreased sales by our licensees of royalty bearing gaming peripherals mainly due to the decline in current generation video console sales prior to the anticipated launch by Sony and Nintendo of their next-generation console models in late 2006 and decreased third-party market share of aftermarket game console controllers for Microsoft Xbox 360. The decrease in medical royalty and license revenue was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic. Touch interface product royalties increased due to increased licensee revenue from signing a new licensee in late 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them.
     Product sales — Product sales for the nine months ended September 30, 2006 increased by $2.2 million or 24% compared to the nine months ended September 30, 2005. The increase in product sales was primarily due to increased medical product sales of $1.8 million, mainly due to increased sales of our endoscopy, needle-based, and laparoscopy simulator platforms. In addition, our 3D product sales increased by $589,000 primarily due to increased sales of our MicroScribe, CyberGlove®, CyberGrasp®, and CyberForce® products. Partially offsetting this increase was a decrease in product sales from touch interface products of $154,000 including decreased sales of force feedback electronics for arcade gaming customers due to the timing and cyclical nature of customer product introductions and product sales.
     Development contract and other revenue — Development contract and other revenue for the nine months ended September 30, 2006 increased by $948,000 or 53% compared to the nine months ended September 30, 2005. Government contract revenue increased by $646,000 primarily due to increased work performed under medical government contracts which were completed during the third quarter of 2006. Commercial contract revenue increased by $287,000 mainly due to an increase in commercial development contract revenue recognized from our medical business upon completion of a license and development contract with Medtronic.
     In the first nine months of 2006, revenue generated in North America, Europe, Far East, and Rest of the World represented 71%, 17%, 10%, and 2%, respectively, compared to 71%, 17%, 5%, and 7%, respectively, for the first nine months of 2005. The shift in revenues among regions was mainly due to an increase in touch interface product group development contract revenue, medical product revenue, and 3D product revenue from customers in the Far East and a decrease in medical product revenue from customers in the Rest of the World.

	September 30,		Change
COST OF PRODUCT SALES	2006	2005
	($ In thousands)
Three months ended:

Cost of product sales	$1,980	$1,756	13%
% of total product revenue	46%	52%

Nine months ended:

Cost of product sales	$5,137	$4,808	7%
% of total product revenue	44%	52%
     Cost of Product Sales - Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $2.0 million, an increase of $224,000 or 13% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase in cost of product sales was primarily due to increased direct material costs of $178,000, an increase of overhead costs of $84,000, and an increase in write offs for excess and obsolete inventory of $58,000, offset in part by decreased physical inventory adjustments of $48,000 and decreased royalties of $32,000. Product sales increased by 26% during the three months ended

September 30, 2006 compared to the three months ended September 30, 2005, yet cost of product sales as a percentage of revenue decreased for the period mainly due to a favorable shift in the mix of products sold during the quarter. During the quarter ended September 30, 2006, our product margins on our medical products improved due in part to price increases. In addition, our higher margin medical products were a more significant portion of the overall product revenue mix. Overhead costs increased by $84,000 mainly due to costs of programs to improve quality processes within our manufacturing operations.
     Cost of product sales increased by $329,000 or 7% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in cost of product sales was primarily due to increased direct material costs of $228,000, an increase of overhead costs of $141,000, and increase in write offs for excess and obsolete inventory of $73,000, offset in part by decreased physical inventory adjustments of $80,000, and decreased freight of $35,000. Product sales increased by 24% during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, yet cost of product sales as a percentage of revenue decreased for the period, mainly due to a favorable shift in the mix of products sold during the period. Increased sales of higher margin products such as medical training simulators accounted for most of the favorable mix shift. Overhead costs increased mainly due to costs of programs to improve quality processes within our manufacturing operations of $99,000 and a stock-based compensation charge of $54,000 due to the adoption of SFAS No. 123R.

	September 30,		Change
OPERATING EXPENSES AND OTHER	2006	2005
	($ In thousands)
Three months ended:

Sales and marketing	$3,068	$2,679	15%
% of total revenue	47%	50%

Research and development	$1,894	$1,446	31%
% of total revenue	29%	27%

General and administrative	$2,463	$3,073	(20)%
% of total revenue	38%	57%

Amortization of intangibles	$227	$314	(28)%
% of total revenue	3%	6%

Litigation settlement	$(300)	$—	—
% of total revenue	(5)%	—%

Nine months ended:

Sales and marketing	$9,154	$8,576	7%
% of total revenue	48%	49%

Research and development	$5,425	$4,483	21%
% of total revenue	28%	26%

General and administrative	$7,570	$7,557	0%
% of total revenue	39%	43%

Amortization of intangibles	$656	$1,050	(38)%
% of total revenue	3%	6%

Litigation settlement	$(1,350)	$—	—
% of total revenue	(7)%	—%

Restructuring costs	$—	$185	—
% of total revenue	—%	1%
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $3.1 million, an increase of $389,000 or 15% in the third quarter of 2006 compared to the comparable period in 2005. The increase was primarily due to increased compensation, benefits, and overhead expense of $469,000 and increased advertising and public relations expense of $138,000, offset in part by decreased professional and consulting expense of $108,000, and a reduction in bad debt expense of $107,000 due to reversal of provisions for bad debts. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $305,000 due to the adoption of SFAS No. 123R and increased variable compensation expense of $142,000 as a result of increased sales. We expect to continue to focus our sales and marketing efforts on medical, mobility, and touchscreen opportunities for building greater market acceptance for our touch technologies. As a result, we anticipate sales and marketing costs will continue to increase in absolute dollars in 2006 compared to 2005.

     Sales and marketing expenses increased by $578,000 or 7% in the first nine months of 2006 compared to the comparable period in 2005. The increase was mainly the result of increased compensation, benefits, and overhead expense of $1.0 million and increased advertising and public relations expense of $146,000, offset in part by a reduction in bad debt expense of $255,000 due to reversal of provisions for bad debts, decreased shows and exhibits expense of $167,000, decreased professional and consulting expense of $112,000, and decreased office expenses of $64,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $887,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and an increase in variable compensation of $222,000 due to increased sales, offset in part by a decrease in salary expense due to a reduction in headcount.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $1.9 million, an increase of $448,000 or 31% in the third quarter of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, and overhead of $287,000 and increased professional and consulting expense of $130,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $122,000 related to the adoption of SFAS No. 123R and increased salary expense of $123,000 due to increased engineering headcount. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     Research and development expenses increased by $942,000 or 21% in the first nine months of 2006 compared to the same period in 2005. The increase was primarily due to increased compensation, benefits, and overhead of $666,000, increased professional and consulting expense of $141,000, an increase in prototyping expenses of $92,000, and an increase in materials needed for technical support of $36,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $370,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and increased salary expense of $253,000 due to increased engineering headcount.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $2.5 million, a decrease of $610,000 or 20% in the third quarter of 2006 compared to the same period in 2005. The decrease was mainly due to reduced legal and professional fees of $1.1 million mainly due to a reduction in litigation expenses attributable to the Sony Computer Entertainment litigation, partially offset by increased compensation, benefits, and overhead of $448,000 and increased public company expense of $58,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $280,000 due to the adoption of SFAS No. 123R. Although we expect our litigation costs related to the Sony Computer Entertainment litigation to decrease in 2006 compared to 2005, we expect that the absolute dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur litigation costs, including costs associated with the appeals and other legal proceedings with respect to Sony Computer Entertainment, and we expect we will continue to incur costs related to litigation against other parties as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq listing requirements will continue to be significant.
     General and administrative expenses were flat for the first nine months of 2006 compared to the same period in 2005. Increased compensation, benefits, and overhead of $1.3 million was offset by reduced legal and professional fees of $1.3 million mainly due to a reduction in expenses attributable to the Sony Computer Entertainment litigation. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $828,000 due to the adoption of SFAS No. 123R in the first quarter of 2006.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $87,000 or 28% in the third quarter of 2006 compared to the same period in 2005. Amortization of intangibles decreased by $394,000 or 38% in the first nine months of 2006 compared to the same period in 2005. The decreases were primarily attributable to some intangible assets reaching full amortization.
     Litigation Settlement - Litigation settlement benefits from Electro Source were $300,000 and $1.4 million for the three months and nine months ended September 30, 2006, respectively. No litigation settlement benefits were received in the three months or nine months ended September 30, 2005. In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source is required to make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. We are entitled to be paid a minimum amount of $300,000 in future periods.
     Restructuring Costs – We did not incur any restructuring costs in the three months or nine months ended September 30, 2006. Restructuring costs for the three months and nine months ended September 30, 2005 were $0 and $185,000, respectively. The costs consisted of severance benefits resulting from a reduction in force during the period. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.
     Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income decreased by $68,000 in the third quarter of 2006 compared to the same period in 2005. This was the result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment, for the third quarter of 2006 compared to the same period in 2005. Interest income earned on the payments from Sony Computer Entertainment has been included in deferred revenue.
     Interest and other income decreased by $123,000 in the first nine months of 2006 compared to the same period in 2005. This was the result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment, for the first nine months of 2006 compared to the same period in 2005.
     Interest and Other Expense — Interest and other expense consists primarily of interest and accretion expense on our 5% Convertible Debentures and notes payable. Interest and other expense increased by $7,000 in the third quarter of 2006 compared to the same period in 2005 primarily due to increased accretion expense on our 5% Convertible Debentures.
     Interest and other expense increased by $84,000 in the first nine months of 2006 compared to the same period in 2005. The increase was mainly due to increased accretion expense on our 5% Convertible Debentures.
     Provision for Income Taxes — For the third quarter of 2006, we recorded a provision for income taxes of $44,000 on a pre-tax loss of $3.1 million, yielding an effective tax rate of (1.4%). For the three months ended September 30, 2005, we recorded a provision for income taxes of $12,000 on a pre-tax loss of $4.1 million, yielding an effective tax rate of (0.3)%. The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred pre-tax losses, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $1.7 million and $3.5 million for the third quarter of 2006 and 2005, respectively, are taxable, giving rise to an overall taxable profit.
     For the nine months ended September 30, 2006, we recorded a provision for income taxes of $131,000 on a pre-tax loss of $8.3 million, yielding an effective tax rate of (1.6)%. For the nine months ended September 30, 2005, we recorded a provision for income taxes of $110,000 on a pre-tax loss of $10.0 million, yielding an effective tax rate of (1.1)%. The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred pre-tax losses, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $8.5 million and $14.3 million for the first nine months of 2006 and 2005, respectively, are taxable, giving rise to an overall taxable profit.

SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$2,816	$3,094	$9,493	$10,520
Immersion Medical	3,764	2,322	9,840	7,076
Intersegment eliminations	(21)	(29)	(89)	(191)

Total	$6,559	$5,387	$19,244	$17,405

Net Income (Loss)*:
Immersion Computing, Entertainment, and Industrial	$(3,495)	$(3,433)	$(8,597)	$(7,905)
Immersion Medical	339	(731)	155	(2,293)
Intersegment eliminations	(1)	6	—	78

Total	$(3,157)	$(4,158)	$(8,442)	$(10,120)

*	Segment assets and expenses relating to the our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $2.8 million, a decrease of $278,000 or 9% for the third quarter of 2006 compared to the same period in 2005. Royalty and license revenue decreased by $198,000, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; development contract revenue decreased by $152,000, primarily due to reduced government contracts; and product sales increased by $72,000, mainly due to increased touch interface product sales such as our touchscreen components and rotary module products. Net loss for the three months ended September 30, 2006 was $3.5 million, an increase of $62,000 or 2% compared to the same period in 2005. The increase was primarily due to decreased gross margins of $449,000 mainly due to reduced royalty and development contract revenue, and increased non-operating expenses of $104,000, offset by reduced operating expenses of $491,000. The reduction in operating expenses consisted of decreased general and administrative expenses, mainly due to reduced litigation expenses; the litigation settlement received from Electro Source; and reduced amortization of intangibles offset in part by increased sales and marketing expenses, and increased research and development expenses for the period.
     Revenues for the first nine months of fiscal 2006 decreased by $1.0 million, or 10% compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. Royalty and license revenue decreased by $1.1 million, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; development contract revenue decreased by $379,000, primarily due to reduced government contracts; and product sales increased by $428,000, mainly due to increased sales of our 3D products partially offset by a decrease in touch interface product sales. Net loss for the nine months ended September 30, 2006 increased by $692,000 or 9% compared to the same period in 2005. The increase was primarily due to decreased gross margins of $1.3 million mainly due to reduced royalty and development contract revenue, increased non-operating expenses of $221,000, offset by reduced operating expenses of $795,000. The reduced operating expenses are comprised of the litigation settlement received from Electro Source; decreased general and administrative expenses, mainly reduced litigation expenses; and reduced amortization of intangibles offset in part by increased sales and marketing expenses, and increased research and development expenses for the period.
     Immersion Medical segment — Revenues from Immersion Medical were $3.8 million, an increase of $1.4 million or 62% for the third quarter of 2006 compared to the same period in 2005. The increase was primarily due to an increase of

$832,000 in product sales, an increase of $548,000 in development contract revenue, and an increase of $62,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endoscopy and endovascular simulator platforms offset by a decrease in sales of our laparoscopy simulator platforms. Development contract revenue increased primarily due to an increase in work performed under commercial contracts primarily with Medtronic. We have been pursuing and intend to continue pursuing a product growth strategy for our medical business which includes expanding international sales, developing new products, and leveraging our industry alliances. The increase in royalty and license revenue was primarily due to an increase in license revenue from our license and development agreements with Medtronic. Net income for the three months ended September 30, 2006 was $339,000, compared to a net loss of $731,000 for the same period in 2005. The improvement was mainly due to increased gross margin of $1.4 million offset by increased operating expenses of $303,000. The increased gross margin is a combination of increased product sales, improved product margins due to increased prices, and increased development contract and royalty revenue in the revenue mix during the quarter.
     Revenues from Immersion Medical increased by $2.8 million or 39%, for the first nine months of 2006 compared to the same period in 2005. The increase was primarily due to an increase of $1.8 million in product sales and an increase of $1.2 million in development contract revenue, offset by a decrease of $248,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endoscopy, needle-based, and laparoscopy simulator platforms. Development contract revenue increased due to an increase in work performed under a government contract that has been completed and an increase in commercial contract revenue, primarily with Medtronic. The decrease in medical royalty and license revenue was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic for the period. Net income for the nine months ended September 30, 2006 was $155,000, compared to a net loss of $2.3 million for same period in 2005. The improvement was mainly due to increased gross margin of $2.8 million offset by increased operating expenses of $303,000. The increased gross margin was primarily due to increased product and development contract revenue, and a favorable shift in the mix of products sold during the period.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents consist primarily of cash and money market funds. At September 30, 2006, our cash and cash equivalents totaled $29.0 million, an increase of $866,000 from $28.2 million at December 31, 2005.
     During 2003, we entered into a series of agreements with Microsoft in connection with the settling of our lawsuit against Microsoft. As part of these agreements, we may require Microsoft, at our discretion, to buy up to $4.0 million of our 7% Debentures, at a rate of $2.0 million per annum plus any amounts not purchased in the prior 12 months, for the year ending July 2007. As of September 30, 2006, we had not sold any of these 7% Debentures to Microsoft.
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
     Net cash provided by operating activities during the nine months ended September 30, 2006 was $1.8 million, a change of $907,000 from the $2.7 million provided during the nine months ended September 30, 2005. Cash provided by operations during the nine months ended September 30, 2006 was primarily the result of a $7.5 million increase due to a change in deferred revenue and customer advances mainly related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $8.5 million. Cash provided by operations during the nine months ended September 30, 2006 was also impacted by noncash charges and credits of $3.8 million, including $2.1 million of stock-based compensation, $656,000 in amortization of intangibles, $549,000 in depreciation, and $474,000 in accretion expenses on our 5% Convertible Debentures, as well as an increase of $477,000 due to a change in accrued compensation and other current liabilities, an increase of $299,000 due to a change in inventories, and an increase of $254,000 due to a change in prepaid expenses and other current assets. These increases were offset by our $8.4 million net loss, a decrease of $1.3 million due to a change in accounts payable due to the timing of payments to vendors, and a decrease of $802,000 due to a change in accounts receivable.
     Net cash used in investing activities during the nine months ended September 30, 2006 was $2.1 million, compared to the $1.3 million used in investing activities during nine months ended September 30, 2005, an increase of $785,000.

Net cash used in investing activities during the period consisted of a $1.1 million increase in other assets, primarily due to capitalization of external patent filing and application costs and $1.0 million used to purchase capital equipment.
     Net cash provided by financing activities during the nine months ended September 30, 2006 was $784,000 compared to $1.5 million provided during the nine months ended September 30, 2005, or a $677,000 decrease from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options in the amount of $770,000.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for at least the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. Although we will continue to incur additional expenses associated with the appeals process related to our litigation against Sony Computer Entertainment, we expect our litigation costs associated with the Sony Computer Entertainment litigation to continue to decrease during the remainder of 2006 compared to 2005. We anticipate that capital expenditures for the year ended December 31, 2006 will total approximately $1.5 million in connection with anticipated maintenance and upgrades to operations and infrastructure. If we are unable to collect on the damages awarded in the Sony Computer Entertainment litigation, or have to repay the compulsory license payments previously received and interest thereon totaling $25.3 million as of September 30, 2006, or are unsuccessful in resolving the Sony Computer Entertainment litigation in the short term, we may need to raise additional capital through sale of debt and/or equity securities or through a line of credit. Additionally, although we have no current plans to do so, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
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
     In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our year ended December 31, 2006 consolidated financial statements. We are currently in the process of assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently in the process of assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.
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
     As of September 30, 2006, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount, and accrued and unpaid interest, in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by (a) 105% of the principal amount of the 5% Convertible Debenture if the change of control occurs on or prior to December 23, 2006, or (b) 100% of the principal amount of the 5% Convertible Debenture if the change of control occurs after December 23, 2006. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.

ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of September 30, 2006, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Sony Computer Entertainment had filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions.
     On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties negotiated escrow instructions, and on June 12, 2006, the Court granted the parties’ stipulated request to withdraw the funds from the Court and deposit them in an escrow account with JP Morgan Chase. Sony has withdrawn the funds from the Court and deposited them in the escrow account.

     On June 16, 2005, Sony Computer Entertainment filed a Notice of Appeal from the District Court Judgment to the United States Court of Appeals for the Federal Circuit. The appeals of the January and February orders regarding the compulsory license have been consolidated with the appeal of the Judgment. Sony Computer Entertainment’s Opening Brief was filed on October 21, 2005; we filed an Opposition Brief on December 5, 2005. Due to the cross appeal by ISLLC (see below), the Federal Circuit allowed us to file a Substitute Opposition Brief on February 17, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. On March 15, 2006, we filed a further substitute brief in response to a Federal Circuit order clarifying the maximum number of words we were allowed given ISLLC’s cross appeal. Sony Computer Entertainment filed its Reply Brief on April 27, 2006 and ISLLC’s Reply Brief was filed on May 15, 2006. On October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. The Court of Appeals has not yet issued its decision.
     On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contends we concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling and filed its opening brief on June 16, 2006. We filed our opposition brief on August 30, 2006, and Sony filed its Reply Brief on October 2, 2006. The United States Court of Appeals for the Federal Circuit has not yet set a date for a hearing for oral argument in connection with this appeal.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, we filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States district court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and we filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted our petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated, and the ex parte reexamination is proceeding with respect to the claims that were not the subject of litigation. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. We filed our opposition to this petition on May 3, 2006, and the PTO denied the fourth petition on July 3, 2006.
     On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. We moved to intervene in the lawsuit, and on March 31, 2006, the Court granted our motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. After briefing, Judge Ellis held a hearing on the summary judgment motions on April 21, 2006. The Court granted summary judgment in our and the PTO’s favor on all grounds on May 22, 2006. Sony has not appealed this judgment.
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
  Internet Services LLC Litigation
     On October 20, 2004, ISLLC, the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against us in our lawsuit against Sony Computer Entertainment, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages awarded by the jury between ISLLC and us, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a Notice of Appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed us to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006. As noted above, on October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. The Court of Appeals has not yet issued its decision.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was recently assigned to Judge Wilken as a case related to the previous proceedings involving Sony and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. A case management conference is currently scheduled for December 8, 2006.
  Immersion Corporation vs. Thorner
     On March 24, 2006, we filed a lawsuit against Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which we have alleged is in violation of contractual obligations to us. The case was removed to federal court by Mr. Thorner, and has been assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to our claims and asserted counterclaims against Immersion seeking, among other things, a portion of the proceeds from our license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, we filed a motion for judgment on the pleadings seeking the dismissal of Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from our license with Microsoft. On September 1, 2006, the Court held a hearing on our motion. On September 12, 2006, the Court issued an order granting our motion for judgment on the pleadings as to Mr. Thorner’s alleged claims for breach of contract and fraud. The Court dismissed Mr. Thorner’s breach of contract and fraud claims, and allowed Mr. Thorner leave to amend his claim for alleged breach of contract with respect to alleged violations of our reporting requirements that do not flow from the failure to report the Microsoft Settlement Agreement. Mr. Thorner has not filed an amended pleading.

ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $135 MILLION AS OF SEPTEMBER 30, 2006, HAVE A HISTORY OF LOSSES, WILL EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
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
     We are involved in litigation with Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. relating to our allegations of their infringement of U.S. Patent Nos. 6,275,213 and 6,424,333. This litigation has been ongoing for more than four years, involves multiple parties, and continues to be litigated in the United States Court of Appeals for the Federal Circuit.
     We are also involved in litigation with ISLLC, a cross-claim defendant in our lawsuit against Sony Computer Entertainment. ISLLC’s appeal from the lawsuit judgment has been consolidated with Sony Computer Entertainment’s appeal of the lawsuit judgment against it at the United States Court of Appeals for the Federal Circuit. We are also litigating a separate lawsuit involving claims for breach of contract and rescission against ISLLC in the U.S. District Court for the Northern District of California.

     In addition, we are involved in litigation with Craig Thorner in the U.S. District Court for the Northern District of California relating to our allegations of breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this litigation, please see Note 16 to the condensed consolidated financial statements and the section above titled PART II, ITEM 1. LEGAL PROCEEDINGS. See also Note 8 to the condensed consolidated financial statements regarding our payment obligations to Microsoft Corporation in the event that we settle our lawsuit with Sony Computer Entertainment.
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
     We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees, or us, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technologies unless we can enter into licensing agreements. Licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims by third parties against our licensees could also result in claims by our licensees against us under the indemnification provisions of our licensees’ agreements with us.
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
PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND AND COULD EXPOSE US TO LOSS.
     Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Any claims against us would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations.
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
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, related to In re Initial Public Offering Securities Litigation. The named defendants are Immersion and three of our current or former officers or directors and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. We and most of the issuer defendants have settled with the plaintiffs. However, the settlement requires approval by the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended September 30, 2006 and 2005, 20% and 27%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2006 and 2005, 26% and 36%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
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
     Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We also granted to Microsoft a limited right, under our patents relating to touch technologies, to sublicense specified rights, excluding rights to excluded products and peripheral devices, to third-party customers of Microsoft’s or Microsoft’s subsidiaries’ products (other than Sony Corporation, Sony Computer Entertainment Inc., Sony Computer Entertainment of America Inc., and their subsidiaries). In exchange, for the grant of these rights and the rights included in a separate Sublicense Agreement, Microsoft paid us a one-time payment of $20.0 million. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones, PDAs, and portable music players Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.
     For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. Wireless game controllers account for a significant portion of our royalty revenue, including revenue from Logitech and Mad Catz. To the extent Microsoft does not license these rights to third parties, Microsoft’s share of all aftermarket game controller sales will likely remain high or increase, which we expect will result in a decrease in our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled joysticks and wheels covered by their royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that are in competition with our licensees’ products for which we earn per unit royalties.
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
     Medtronic accounts for a significant portion of our revenue. For the three months ended September 30, 2006 and 2005, 21% and 3%, respectively, of our total revenues were derived from Medtronic. For the nine months ended September 30, 2006 and 2005, 13% and 9%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Logitech accounts for a significant portion of our revenue. Logitech is a supplier of aftermarket game console controllers, joysticks, and steering wheels, many of which incorporate our technology. In the past, during transitions to next-generation console systems, sales of aftermarket game console controllers have dropped significantly, reducing licensing royalties we earn. The gaming industry is currently transitioning to the latest next-generation console systems, and we have experienced a significant decline in revenues we earn from Logitech since this transition commenced. For the three months ended September 30, 2006 and 2005, 5% and 8%, respectively, of our total revenues were derived from Logitech. For the nine months ended September 30, 2006 and 2005, 5% and 11%, respectively, of our total revenues were derived from Logitech. Revenues from Logitech may decline further if its aftermarket game console peripheral sales decline further, or if it is unable to license rights to sell its controllers, steering wheels, or joysticks from Sony for PS3 or Microsoft for Xbox 360. Also, competition with Microsoft may dampen demand for Logitech products. Any decrease in sales of aftermarket peripherals that include our technology by Logitech will reduce our gaming royalty revenues. The announcement by Sony on May 8, 2006, not to include certain vibration features in their controller for the

PlayStation 3 may significantly adversely affect Logitech’s ability or desire to include our technologies in products compatible with the PlayStation 3, which in return may materially adversely affect our royalty revenue from Logitech.
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
WE DEPEND ON THIRD-PARTY SUPPLIERS, AND OUR REVENUE AND/OR RESULTS OF OPERATIONS COULD SUFFER IF WE FAIL TO MANAGE SUPPLIER ISSUES PROPERLY.
     Our operations depend on our ability to anticipate our needs for components and products for a wide variety of systems, products, and services, and on our suppliers’ ability to deliver sufficient quantities of quality components, products, and services at reasonable prices in time for us to meet critical schedules. We may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers, other problems experienced by suppliers, or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues, or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. We could lose time-sensitive sales, incur additional freight costs, or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays. We intend to purchase certain products from a limited source in China. If the supply of these products were to be delayed or constrained, we may be unable to find a new supplier on acceptable terms, or at all, or our ability to ship these new products could be delayed, any of which could harm our business, financial condition, and operating results.
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
     The European Union’s RoHS Directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury, and certain fire retardants in electronics placed on the market after the effective date of July 1, 2006. We have quantified the effect of this new Directive on our products and determined that certain products already comply with the requirements of the Directive, certain products may be exempt from meeting the requirements of the Directive, and certain products require changes in order to comply with the requirements of the Directive. Making such changes may be costly to perform and may have a negative impact on our results of operations. In addition, there can be no assurance that the national enforcement bodies of the European Union member states will agree with our assessment that certain of our products comply with or are exempt from the Directive. If products are determined not to be compliant or exempt, we will not be able to ship them in the European Union and/or any other region that adopts similar regulations until such time that they are compliant, and this may have a negative impact on our revenue and results of operations.
BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY MUST WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.
     Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment applications programming interface (“API”). Modifications and new versions of Microsoft’s operating system and APIs (including DirectX and the upcoming Windows Vista anticipated to launch in late 2006 or early 2007) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties with persuading potential licensees who may have developed their own intellectual property in areas related to ours to license our technology versus continuing to develop their own;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new automotive licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	difficulty in signing new gaming licensees, as well as losing our existing gaming licensees, if we are not successful in the litigation with Sony Computer Entertainment;

•	inability to sign new gaming licensees if the video console makers choose not to license third parties to make peripherals for their new consoles;

•	difficulty in signing new gaming licensees if Sony does not include vibration features in the PlayStation 3 or related products; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.
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
We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:
•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our products, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, particularly outside of the United States of America.
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
     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:
•	we fail to develop new technologies or products;

•	the technologies we develop infringe on third-party patents or other third party rights;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete or no longer meet new regulatory requirements.

WE HAVE LIMITED ENGINEERING, QUALITY ASSURANCE AND MANUFACTURING RESOURCES TO DESIGN AND FULFILL TIMELY PRODUCT DELIVERABLES AND DELIVER SUFFICIENT LEVELS OF QUALITY IN SUPPORT OF OUR DIFFERENT PRODUCT AREAS. PRODUCTS AND SERVICES MAY NOT BE DELIVERED IN A TIMELY WAY, WITH SUFFICIENT LEVELS OF QUALITY, OR AT ALL, WHICH MAY REDUCE OUR REVENUE.
     Engineering, quality assurance, and manufacturing resources are deployed against a variety of different projects and programs to provide sufficient levels of quality necessary for channels and customers. Success in various markets may depend on timely deliveries and overall levels of sustained quality. Failure to provide product and program deliverables and quality levels in a timely way, or at all, may reduce revenue, disrupt channels and customers and reduce our revenues.
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
     Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”) and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products in general, or our product in particular, as a training and/or testing tool, market penetration for our products could be significantly and adversely affected.
WE HAVE LIMITED DISTRIBUTION CHANNELS AND RESOURCES TO MARKET AND SELL OUR MEDICAL SIMULATORS, TOUCH INTERFACE PRODUCTS, AND THREE-DIMENSIONAL SIMULATION AND DIGITIZING PRODUCTS, AND IF WE ARE UNSUCCESSFUL IN MARKETING AND SELLING THESE PRODUCTS, WE MAY NOT ACHIEVE OR SUSTAIN PRODUCT REVENUE GROWTH.
     We have limited resources for marketing and selling medical simulation, touch interface, or three-dimensional simulation and digitizing products, either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation, touch interface, and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distributor channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our products. A number of our distributors represent small, specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting our products. There can be no assurance that our direct selling efforts will be effective, distributors will market our products successfully or, if our relationships with distributors terminate, that we will be able to establish relationships with other distributors on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our products could have a material adverse effect on our product revenues.
COMPETITION IN THE MEDICAL MARKET MAY REDUCE OUR REVENUE.
     If the medical simulation market develops as we anticipate, we believe that we will have increased competition. As in many developing markets, acquisitions, or consolidations may occur that could lead to larger competitors with more resources or broader market penetration. This increased competition may result in the decline of our revenue and may cause us to reduce our selling prices.
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
     We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Our stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Our stock option plan expires in June of 2007. The adoption of a new stock plan requires stockholder approval. Additionally some of our executive officers and key employees hold stock options with exercise prices considerably above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technologies, and develop new technologies.

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
OUR STOCK PRICE MAY FLUCTUATE REGARDLESS OF OUR PERFORMANCE.
     The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, such as the suit currently pending against us.
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
WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.
     We may need to raise additional capital in order to ensure a sufficient supply of cash for continued operations and litigation costs. We have taken measures to control our costs and will continue to monitor these efforts. In addition, in our litigation against Sony Computer Entertainment, we have received payments relating to the temporary compulsory license pursuant to the Court’s orders. Although we have received the payments, we may be required to return them and any future payments based on the outcome of the appeals process. Our plans to raise additional capital may include possible customer prepayments of certain royalty obligations in exchange for a royalty discount and/or other negotiated concessions, entering into new license agreements that require up-front license payments, and through debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Changes in equity markets over the past five years have adversely affected the ability of companies to raise equity financing and have adversely affected the markets for financing for companies with a history of losses such as ours. Additional financing may require us to take on more debt or issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.
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
IF WE FAIL TO COMPLY WITH NASDAQ’S MAINTENANCE CRITERIA FOR CONTINUED LISTING ON THE NASDAQ GLOBAL MARKET, OUR COMMON STOCK COULD BE DELISTED.
     To maintain the listing of our common stock on the Nasdaq Global Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least

$1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of September 30, 2006, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq Global Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq Global Market, it would likely be more difficult to affect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.
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
Date: November 7, 2006

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