Form 10-K
period 2006-12-31
IMMERSION CORP
filed 2007-03-16
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(408) 467-1900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $96,354,146 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 23, 2007: 25,237,395

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statements for the 2007 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2006 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, those described elsewhere in this report including Risk Factors, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

Immersion Corporation was founded in 1993, and we consummated our initial public offering on November 12, 1999. Our common stock trades on the Nasdaq Global Market under the symbol IMMR. Immersion Corporation is a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer, entertainment, industrial, medical simulation, mobile communications, and three-dimensional design and simulation. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial and 2) Immersion Medical.

In markets where our touch technologies are a small piece of a larger system, such as mobile phones and controls for automotive interfaces, we license our technologies or software products to manufacturers who integrate them into their products and sell the end product(s) under their own brand names. In some markets, we have brand visibility on consumer packaging, end-user documentation, and in software applications. In other markets, such as medical simulation, touchscreen input devices, and three-dimensional computer-aided design, we sell products manufactured by us or others under our own Immersion brand name through direct sales to end users, distributors, OEMs, and value-added resellers. At other times, we may design and manufacture products that are sold to other companies on a private label or Immersion branded basis to resell.

In all market areas, we also engage in development projects for third parties and government agencies from time to time.

Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 600 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

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

In the world of computers and digital devices and controls, haptic feedback is often lost. To replace the lost sensation of touch, input/output devices can create the physical forces, known as haptic feedback, force feedback, touch feedback, or tactile feedback. These forces are exerted by actuators, such as motors, which are built into devices such as joysticks, steering wheels, gamepads, and mobile phones. Actuators can also be designed into more sophisticated devices used in automotive, industrial, medical, or retail kiosk and point-of-sale systems, such as digital switches, rotary controls, and touchscreens. Our programmable haptic technologies embedded in touch-enabled devices can give users the physical sensations of interacting with rough textures, smooth surfaces, viscous liquids, compliant springs, solid barriers, deep or shallow detents, jarring vibrations, heavy masses, and rumbling engines.

As a user operates a touch-enabled device, such as a joystick, actuators within the device apply computer-modulated forces that resist, assist, and enhance the manipulations. These forces are generated based on software algorithms and mathematical models built to produce appropriate sensations. For example, when simulating the feel of interacting with a solid wall or barrier, a computer program can signal motors within a force feedback joystick to apply forces that emulate the impenetrability of the wall. The harder the user pushes, the harder the motors push back. When simulating the placement of cardiac pacing leads, a computer program can signal actuators to apply forces that would be encountered when navigating coronary pacing leads through a beating heart. These forces can be synchronized with appropriate simulations of an electrocardiogram, blood pressure, heart rate, and fluoroscopy displays. When simulating the feel of pressing a button, a computer program can signal actuators attached to a touchscreen to apply forces that emulate the button’s particular press and release characteristics. Even though the user touches a screen that is flat, our technology delivers the perception that the button is pushed inward.

Our VibeTonz technology gives mobile handset user interfaces and applications the ability to precisely control a phone’s vibration motor, providing a rich palette of tactile sensations that can enhance handset operation and make content more engaging. It can be used to provide confirming feedback when pressing virtual buttons on a touchscreen; to advise users of the identity of an incoming caller; to supply vibrations signifying an emotion in a text message; provide tactile alerts for call progress and message status; and to aid in general navigation and operation. Ringtones can also be haptically enhanced, allowing users to feel the beat of a particular song. Mobile games are made more engaging and enjoyable by adding vibro-tactile effects to particular events such as explosions, car crashes, and bowling strikes.

The mathematical models that control actuators may be simple modulating forces based on a function of time. These forces can produce jolts and vibrations, for example. More complex forces can emulate surfaces, textures, springs, and damping. All forces can be synchronized with audio, video, or application program logic. For example, a series of individual simulated forces can be combined to give the seamless feel of a complex interaction, like driving a sports car, which might include the centrifugal forces in the steering wheel, the vibration of the road surface, the revving of the engine, and the bass beat of a song.

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

However, the multimedia revolution also highlighted a shortcoming in simulation products. Even though medical graphics and animations looked incredibly realistic, they could not convey what it feels like to break through a venal wall with a needle or cut through the tissue surrounding the gall bladder. In the case of flight simulation, graphics and sound could not realistically convey what it actually feels like to fight the flight yoke or flight stick out of a steep dive or through a sharply banked turn. Only hands-on experience provided this critical component of learning.

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

Continued advancements in size, power, and cost reductions have pushed the adoption of haptics technology even further into those industries, as well as into new ones. Our TouchSense® intellectual property is now incorporated into computer and console gaming systems, and in products such as gamepads, joysticks, and steering wheels for Sony’s PlayStation and PlayStation 2, Microsoft’s Xbox and Xbox 360, and PC and Apple computers. Furthermore, more than 1,500 Immersion Medical simulators have been deployed at hospitals and medical schools throughout the United States and abroad, including Johns Hopkins University, Beth Israel Deaconess Medical Center, Mayo Clinic (Rochester, MN), Northwestern University, Rush University Medical Center, St. Mary’s Hospital (London), and Stanford University.

Demand for our VibeTonz technology for adding haptic feedback to mobile handset interfaces and applications has been driven by several converging factors. With advances in processing power, data bandwidth, memory, and audio and graphic fidelity, the handset has become capable of serving as a primary messaging and entertainment terminal for many users. This has caused mobile user interfaces to become increasingly complex, even while the form factor of the underlying devices has shrunk. Haptics can help mitigate usability problems in small, visually and mechanically dense interfaces by leveraging the otherwise underutilized bandwidth of our sense of touch. Furthermore, tactile effects can greatly enhance the perceived quality and immersiveness of the mobile multimedia and gameplay experience.

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

We have developed haptic systems for many types of hardware input/output devices such as computer mice, joysticks, mobile phones, rotary controls, touchscreens, and flexible and rigid endoscopy devices for medical simulations.

We have developed many mechanisms to convey forces to the user’s hands or body. These include vibro-tactile actuators, direct drive, belt, gear, or cable driven mechanisms, and other proprietary devices that supply textures and vibration, resistance, and damping forces to the user.

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

We have developed many software solutions for various operating systems and computing platforms including PC, Apple, automotive, and mobile handset operating systems. Our inventions include many generations of authoring tools for creating, visualizing, modifying, archiving, and experiencing haptic feedback.

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

Turn-key Engineering and Integration Services.  We offer engineering assistance including technical and design assistance and integration services that allow our licensees to incorporate our touch-enabling products and technologies into their products at a reasonable cost and in a shortened time frame. This allows them to get to market quickly by using our years of haptic development expertise. We offer product development solutions including product software libraries, design, prototype creation, technology transfer, component sourcing, development/integration kits, sample source code, comprehensive documentation, and other engineering services. In addition, we ensure a quality end-user experience by offering testing and certification services to a number of licensees.

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

Compatible with Industry Standards.  We have designed our hardware and software technologies for our licensees to be compatible with industry hardware and software standards. Our technologies operate across multiple platforms and comply with such standards as Microsoft’s entertainment application programming interface DirectX and a standard communications interface, Universal Serial Bus (“USB”). More generally, our software driver and API technology has been designed to be platform independent and ported to a variety of operating systems including Windows, Windows CE, Mac OS X, BREW/REX (from QUALCOMM), Java (J2SE), and VxWorks.

Manufactured Product Solutions

We produce our products using both contracted and in-house manufacturing capabilities. In some markets, we manufacture and sell products under the Immersion brand name through a combination of direct sales, distributors, and value-added resellers. These products include:

•	medical simulation systems used for training medical professionals in minimally invasive medical procedures including vascular access, endoscopy, laparoscopy, and endovascular;

•	components used in our touchscreen solutions;

•	programmable rotary control modules for operating a wide range of devices;

•	digitizers used to construct detailed 3D computer models and to perform accurate part inspections;

•	a 3D interaction product line consisting of hand-centric hardware and software solutions for animating hand movements and allowing users to manipulate virtual objects with their hands; and

•	electronics and force feedback devices for arcade games, university research, and other industrial applications.

Our Strategy

We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:

Pursue Royalty-based Licensing Model for High Volume Applications of Our Technologies.  We believe that the most effective way to proliferate our touch-enabling technologies, where touch is a small part of a larger system, is to license and embed it in high volume applications. We have licensed our intellectual property to numerous manufacturers of joysticks, gamepads, and steering wheels, and to manufacturers of video console gaming systems, all of which are targeted at consumers. In addition, our technologies have been licensed to automotive manufacturers and automotive parts suppliers for use in automotive controls. We have licensed our software products that create touch feedback effects in mobile handsets to manufacturers of mobile phones, wireless operators, and content developers. We intend to expand the number and scope of our licensing relationships in the future.

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

Pursue Product Sales in Lower-volume Applications through Multiple Channels.  For lower-volume emerging applications of our technologies, such as medical simulation systems, active touchscreens, and three-dimensional and design products, our strategy is to sell products manufactured by us or others under our own Immersion brand name through direct sales to end users, distributors, OEMs, and value-added resellers. At other times, we may design and manufacture products that are sold to other companies on a private label or Immersion branded basis to resell. The Immersion Computing, Entertainment, and Industrial segment sells products that consist primarily of digitizers, such as the MicroScribe® line; specialized whole-hand sensing gloves and software, such as the CyberGlove® II wireless glove, CyberGrasp® system, and CyberForce® armature that permit simulated interaction with three-dimensional environments; and TouchSense components and software for our touchscreen and rotary control solutions. Our Immersion Medical segment currently sells medical simulation devices that simulate intravenous catheterization, endovascular interventions, and laparoscopic and endoscopic procedures.

Secure Licensees and Customers in New Markets for Touch-enabling Technology and Software Products.  We believe that our touch-enabling technologies can be used in virtually all areas of computing and communication. We initially focused on computer gaming applications for personal computers and dedicated game consoles, an area in which key companies have accepted our technologies. We have broadened our focus in additional applications including automotive controls; industrial equipment controls; mobile phones; and fixed and mobile touchscreen devices, such as remote controls and portable navigation systems; and secured several new licensees in these areas. Furthermore, we intend to pursue additional applications for our technologies.

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

Our APIs provide an extensive haptic-generation capability and allow designers and programmers to focus on enabling their target applications with haptic effects instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. One focus of our marketing efforts is to promote the adoption of our touch-enabling technologies by software developers in certain markets. We have developed the VibeTonz Software Development Kit (“SDK”) and TouchSense SDK that contain items such as programming or authoring tools, documentation, tutorials, and software files containing sample touch effects. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications. We also worked closely with Microsoft on the Microsoft DirectX SDK, contributing to the API specification and offering our own authoring tools, documentation, tutorials, and sample program to supplement the DirectX SDK.

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

Gaming

We have licensed our TouchSense intellectual property to Microsoft for use in its products and to Apple Computer for use in its Apple operating system. We have also licensed our TouchSense intellectual property to over 20 gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, to bring haptic technology to PC platforms including both Microsoft Windows and Apple operating systems, as well as to video game consoles, such as the Microsoft Xbox 360. For the years ended December 31, 2006, 2005, and 2004, 6%, 11%, and 10%, respectively, of total revenues were from Logitech.

Currently, there are consumer PC joysticks sold using TouchSense technology, including the Wingman Force 3D Pro from Logitech; the Cyborg evo Force from Saitek; and the Top Gun Afterburner Force Feedback Joystick from ThrustMaster. There are also PC steering wheel gaming peripherals licensed under the TouchSense brand, including the G25 Racing and MOMO Racing from Logitech; the RGT Force Feedback Pro Clutch Edition from Guillemot; and the R440 Force Feedback Wheel from Saitek. There are PC gamepads that use TouchSense technology, including the Cordless Rumblepad 2 and Rumblepad 2 from Logitech; the T-Mini 2-in-1 Wireless Rumble Force from ThrustMaster; and the P2500 from Saitek.

In the video game console peripheral market, we have licensed our patents for use in hundreds of spinning mass tactile feedback devices and force feedback devices from various manufacturers including Logitech, Mad Catz, Pelican, Intec, Joytech, Radica, NYKO, i-CON, Saitek, Hori, Gemini, and Griffin. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation and PlayStation 2 from Sony; and the GameCube and N64 from Nintendo.

For the years ended December 31, 2006, 2005, and 2004, 18%, 27%, and 24%, respectively, of our total revenues were generated from PC and console gaming revenues.

In June 2006, we introduced next-generation TouchSense vibration technology to match the realism expected of next-generation video console gaming systems. The new technology provides a wider range of vibration effects that simulate the physical world. The new TouchSense technology also provides improved synchronization with audio and onscreen graphic events, backward compatibility for vibration effects in current games, authoring tools that allow developers to create a much wider range of effects in less time, and the ability to work alongside motion control and tilt sensing — all without cost, power consumption, weight, or space increases for most systems.

In the arcade entertainment market, our products include steering wheel control electronics that provide industrial strength and quality force feedback that enable very realistic simulations. Our commercial-quality joystick provides a similar user experience and has been used in theme-park attractions and flight-training applications.

In the casino and bar-top amusement market, we signed an agreement with 3M Touch Systems in 2005 that allows manufacture and distribution of its MicroTouch touch screens with our TouchSense technology. Early prototypes of gaming systems with the MicroTouch touch screens were released and exhibited in November 2006 at the Global Gaming Expo (G2E).

Mobile Communications and Portable Devices

We have developed the VibeTonz System, an integrated, programmable vibro-tactile application development and runtime environment for handset OEMs, mobile operators, and application developers. The VibeTonz System enables mobile handset users to send and receive a wide range of vibro-tactile haptic effects independently from or in synchronicity with audio, video, and application program content. The VibeTonz System consists of VibeTonz Mobile Player, a lightweight and powerful vibration playback system that is embedded in the phone, and VibeTonz SDK, including a PC-based composition tool for creating VibeTonz effects for inclusion in content and applications such as ringtones, games, and user interface enhancements.

Of particular note, in 2006, we expanded the capabilities of the VibeTonz System to provide tactile confirmation to the user that their finger or stylus press on a device touchscreen was accepted as input. This application of our technology may be expanded into a broad range of portable devices, including global positioning/navigation systems, remote controls for home entertainment systems, medical diagnostic and therapeutic equipment, test and measurement equipment, portable terminals, and game devices and media players.

Greater market acceptance of our products for mobile phones was marked by:

•	Verizon Wireless offering two VibeTonz-enabled handsets for the North American mass market, the feature-rich SCH-A930 and the value-inspired SCH-A870. The launching by SK Telecom and China Unicom of the first handsets using VibeTonz technology to add tactile feedback to touchscreen interactions. The handsets launched by these two operators were SCH-B550 and SCH-W559, respectively. By the end of 2006, there were thirteen VibeTonz-enabled phones launched and approximately 4 million units shipped worldwide. In addition, new developer agreements were signed with leading mobile games publishers Punch Entertainment, SkyZone Entertainment, and Sonic Branding Solutions.

•	Orange’s offering of the first mobile phone in Europe with our VibeTonz System, the Samsung E770, which is also the first VibeTonz enabled phone for a GSM network. The phone includes four VibeTonz-enabled games from four developers, allowing built-in exposure of our vibration capabilities for mobile gaming.

•	Korea’s leading mobile phone operator, SK Telecom, launching a multimedia phone service based entirely on VibeTonz-enhanced content. Offered to its 20 million subscribers, “VibeBell” provides music clips synchronized with VibeTonz vibrations. Two handsets, Samsung SCH-B450 and SCH-B550, have shipped with support for VibeBell touch-enabled media. SK Telecom subscribers who have these handsets can browse a catalog of over 1,000 vibration-enhanced Korean and Western popular song clips and download them to use as custom ringtones.

•	LG Electronics, the world’s top manufacturer of CDMA mobile handsets and fourth in the number of handsets sold worldwide, obtaining a worldwide license for VibeTonz technology.

•	Wireless content provider GeoTel signing a license agreement for the VibeTonz System to create touch-enabled games, ringtones, music, and other content for KTF, the second largest wireless carrier in Korea.

Automotive

In recent years there has been a proliferation of automotive sub-systems, which are directly accessed by drivers and passengers. These include telephone, navigation, climate controls, personal comfort, and audio, video, and satellite radio entertainment systems. As a result, there has been an increase in the number of physical control devices in the automotive center stack and console, creating space and driver distraction problems.

We have developed TouchSense technology for both rotary controls and touchscreens appropriate for use in automobiles. TouchSense rotary technology can consolidate the control of multiple systems into a single module that provides the appropriate feel for each function. This allows the driver convenient access to many systems and supplies context-sensitive cues for operation. TouchSense touchscreen technology provides tactile feedback for an otherwise unresponsive surface such as an all digital switch or touchscreen. Programmable haptic touchscreen, touch surface, and rotary controls of many types can be used to provide a space-saving, aesthetic look, and a confirming response for the driver that can help reduce glance time.

We have also conducted various funded development efforts and provided tools and evaluation licenses to several major automobile manufacturers and suppliers who have expressed interest in touch-enabled automobile controls.

BMW was the first automobile manufacturer to license our TouchSense rotary technology for use in controls starting with its 2002 7 Series sedan model. BMW has also included our technology in the Rolls Royce and in some models of its 5 Series and 6 Series starting in 2003 and 3 Series in 2005. Siemens VDO Automotive has licensed our technology for use in the high-end Volkswagen Phaeton sedan. ALPS Electric, also a licensee, has produced a haptic rotary control that has been included in the Mercedes-Benz S class sedan starting in the fall of 2005. Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices, and Volkswagen, Europe’s largest automaker, have both licensed TouchSense technology for use in vehicles.

In 2006, SMK Corporation of Tokyo, a global manufacturer of electromechnical components, licensed TouchSense technology for use in its touch panels, including for the automotive market.

For the years ended December 31, 2006, 2005, and 2004, 9%, 8%, and 8%, respectively, of our total revenues were automotive revenues.

3D and Mechanical CAD Design

Our three-dimensional and mechanical computer-aided design products allow users to create three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. These products include the MicroScribe product line, which contains sensor and microprocessor technologies that allow users to measure or digitize physical objects simply by tracing their contours with a stylus. Third-party software records the three-dimensional measurements or geometry of the object and reproduces it on the screen as a three-dimensional computer model. In another application, third-party software compares the desired dimensions to three-dimensional measurements of an actual part to determine if it is within tolerance. Taken together, these capabilities support high-accuracy parts inspection, reverse engineering, game development, animation, filmmaking, tube bending, and some medical applications.

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

For the years ended December 31, 2006, 2005, and 2004, 17%, 17%, and 19%, respectively, of our total revenues were generated from 3D and mechanical CAD design revenues.

Sales and Distribution

Sales of these products generally do not experience seasonal fluctuations, except for royalties from gaming peripherals, which tend to be significantly higher during the year-end holiday shopping season. However, there may be variations in the timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Our products typically incorporate readily available commercial components. There are no unusual working capital requirements in the Computing, Entertainment, and Industrial segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for revenue information for the past three years.

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

In the automotive market, we use a worldwide direct sales force to work with vehicle manufacturers and component suppliers. We have also licensed our technology to Methode, ALPS Electric, and SMK, leading automotive component suppliers, as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry.

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

Competition

With respect to touch-enabled consumer products, we are aware of several companies that claim to possess touch feedback technology applicable to the consumer market. In addition, we are aware of several companies that currently market unlicensed touch feedback products in consumer markets. We have been engaged in litigation with one of these companies (see Item 3. “Legal Proceedings”).

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

With respect to our MicroScribe product line, we believe the G2 model, aimed primarily at the design, animation, and reverse engineering markets, competes favorably with other digitizing technologies, such as laser scanning and sonic systems, and with other articulated arm models, which are all of higher accuracy and higher price than these markets generally require. The MicroScribe MX model, aimed at high-accuracy manufactured parts inspection and reverse engineering markets, competes favorably on price to other coordinate measurement machine (CMM) models manufactured by Faro Technologies and Romer CimCore, which is a part of Hexagon AB. It also competes favorably with these competitors for many types of projects where accuracy measurement tolerances are greater than 0.004-inch.

SensAble Technologies currently sells high-end 3D sculpting and design products that employ haptics. We believe that SensAble’s products compete on some level with our 3D interaction products. Competitors to our CyberGlove data glove include Fifth Dimension Technologies, Measurand, Motion Analysis Corporation, and Phoenix Technologies.

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

In addition, corporations wanting to train customers or sales staff on medical procedures and on the use of new tools and medical devices engage us to develop special simulators. Examples of projects we have completed for Medtronic, Inc., Laerdal Medical AS, Terumo Cardiovascular Systems Corporation and others include simulation of venous access, minimally invasive vein harvesting, hysteroscopy, and aortic valve and pacemaker implantation.

We have four medical simulation product lines: the Virtual IV system, which simulates needle-based procedures such as intravenous catheterization and phlebotomy; the Endoscopy AccuTouch® System, which simulates endoscopic procedures, including bronchoscopy and lower and upper GI procedures; the CathLabVRtm System, which simulates endovascular interventions including cardiac pacing, angiography, angioplasty, and carotid and coronary stent placement; and the LapVRtm System, which simulates minimally invasive procedures involving abdominal and pelvic organs.

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

All our products are comprised of a hardware system, an interface device, and software modules that include several cases of increasing difficulty, allowing users to develop their skills by experiencing a broad range of pathologies in differing anatomical conditions.

We design each product line to maximize the number of procedures that can be simulated with minimal additional customer hardware investment. These systems then enable potential additional sales of software to the installed base of hardware systems. We believe the relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 25 various software modules available that replicate such medical procedures as intravenous catheterization, peripherally inserted central catheters (PICC), bronchoscopy, colonoscopy, cardiac pacing, and carotid and coronary angioplasty.

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

With respect to medical simulation products, we employ a direct sales force in the U.S. that markets simulation systems to hospitals, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military, medical device companies, and other organizations involved in procedural medicine. We have seven regional medical sales representatives in the United States. We also have one independent sales representative in Europe and 28 resellers outside the U.S.

For the years ended December 31, 2006, 2005, and 2004, 51%, 40%, and 42%, respectively, of our total revenues were generated from medical revenues. For the years ended December 31, 2006, 2005, and 2004, 18%, 11%, and 17%, respectively, of our total revenues consisted of licensing, product revenue, or development revenues from Medtronic.

Competition

There are several companies that currently sell simulation products to medical customers. Some simulators target the same minimally invasive procedures as do ours, while others sell mannequin-based systems for emergency response training. All simulators compete at some level for the same funding in medical institutions. Competitors include Simbionix USA Corporation, Mentice Corporation, Medical Education Technologies, Inc., and Medical Simulation Corporation. The principal competitive factors are the type of medical procedure being simulated, technological sophistication, and price. We believe we compete favorably on all three.

Research and Development

Our success depends on our ability to invent, improve, and reduce the cost of our technologies, design and develop products to meet specifications based on research and our understanding of customer needs and expectations, and interact with our licensees who are integrating our technologies into theirs.

Immersion Engineering.  We have assembled a multi-disciplinary team of highly skilled engineers and scientists with the experience required for development of touch-enabling technology. The team’s experience includes skills related to mechanical engineering, electrical engineering, embedded system and firmware, control techniques, software, quality control, haptic content design, and project and process management. For medical simulations, we have assembled a unique team of experts who are skilled at modeling the anatomy and physiology of various medical cases, creating graphical renderings, designing haptic feedback, and devising advanced control algorithms to simulate realistic navigation for medical procedures, such as through the body’s blood vessels.

Application Engineering & Technical Support.  We may provide application engineering and technical support during integration of our touch-enabling technology into customer products. To facilitate the validation and adoption of touch-enabling technology, we have developed various integration kits. These kits may include actuators or actuator references, mounting samples, controller boards or schematics, software libraries and source code samples, and documentation. Our application engineers support customer use of these integration kits through phone and e-mail technical support, onsite workshops, or other means. Our application engineers and technical support staff may also help install Immersion products, train customers on their use, and provide ongoing product support, particularly for the medical training simulators and 3D products.

Licensee Interaction.  To support the successful design and adoption of our technology in a licensee’s product, we make efforts to ensure clear communication with our customers. Typically, collaborative development efforts are structured using a four-phase approach including Product Definition, Concept Development, Detail Design, and Production Design phases. This four-phase design process is typically used for designing new systems when the solution is not known beforehand. Each phase includes formal design reviews and documentation. The continuation of our development effort is contingent upon successful completion and acceptance of prior phases. This method ensures that the customer’s financial risk is minimized and that project deliverables remain consistent with the goals established in the Product Definition phase.

Product Development Process.  For product development, we follow a product design process based on ISO 9001 guidance. This process starts with the typical marketing and product requirement stages, and once approved, moves on to product planning and design, prototyping, then alpha, beta, and first-run production development and testing stages. All these stages are supported by documentation procedures and tools, design reviews, revision management, and other quality criteria. This process helps us to decide to continue product development to reach the end product and to meet our published quality requirement, and also matches the quality and development expectations of our large accounts.

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

For the years ended December 31, 2006, 2005, and 2004, our research and development expenses were $7.6 million, $6.0 million, and $8.0 million, respectively.

Intellectual Property

We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third-parties, licensing arrangements, and other contractual agreements with third parties to protect our intellectual property.

We and our wholly owned subsidiaries hold more than 600 issued or pending patents in the U.S. and other countries covering various aspects of our hardware and software technologies. Some of our current U.S. patents begin to expire starting in 2007.

Where we feel it is appropriate, we will engage the legal system to protect our intellectual property rights. For example, we filed a complaint against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. (collectively “Sony Computer Entertainment”) on February 11, 2002 in the U.S. District Court for the Northern District Court of California. On September 21, 2004, a jury returned a verdict favorable to us in our patent infringement suit against Sony Computer Entertainment. Judgment was entered in our favor and we were awarded $82.0 million in past damages, and pre-judgment interest in the amount of $8.9 million, for a total of $90.9 million. Additionally, the Court issued a permanent injunction (stayed pending appeal) against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system. Sony Computer Entertainment had appealed the judgment to the United States Court of Appeals for the Federal Circuit. On March 1, 2007, Immersion and Sony Computer Entertainment announced that the companies agreed to conclude their patent litigation at the U.S. Court of Appeals for the Federal Circuit. They also agreed to enter into a new business agreement to explore the inclusion of our technology in PlayStation format products. See Item 3. “Legal Proceedings” for further details and discussion of the litigation proceedings and resolution.

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

Employees

As of December 31, 2006, we had 140 full-time and 5 part-time employees, including 54 in research and development, 42 in sales and marketing, and 49 in legal, finance, administration, and operations. As of that date, we also had 11 independent contractors. None of our employees is represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2007.

Name	Position with the Company	Age

Victor Viegas	President, Chief Executive Officer, and Director	49
Stephen Ambler	Chief Financial Officer and Vice President, Finance	47
Richard Vogel	Senior Vice President and General Manager, Immersion Medical	53

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

Factors That May Affect Future Results

Company Risks

We had an accumulated deficit of $137 million as of December 31, 2006, have a history of losses, will experience losses in the future, and may not achieve or maintain profitability.

Since 1997, we have incurred losses in every fiscal quarter. We will need to generate significant ongoing revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	protect and enforce our intellectual property;

•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled technologies and products;

•	increase our sales and marketing efforts; and

•	pursue strategic relationships.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

Our current litigation undertakings are expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We are involved in litigation with Internet Services LLC (“ISLLC”), a cross-claim defendant in the lawsuit against Sony Computer Entertainment. ISLLC’s appeal from the lawsuit judgment had been consolidated with Sony Computer Entertainment’s appeal of the lawsuit judgment against it at the United States Court of Appeals for the Federal Circuit. We are also litigating a separate lawsuit involving claims for breach of contract and rescission against ISLLC in the U.S. District Court for the Northern District of California.

In addition, we are involved in litigation with Mr. Craig Thorner in the U.S. District Court for the Northern District of California relating to our allegations of breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722 and his allegations of breach of contract, breach of the implied covenant of good faith and fair dealing, promissory fraud, breach of fiduciary duty, negligent misrepresentation, and rescission.

Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. The litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, the litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on litigation, please see Note 19 to the condensed consolidated financial statements and the section titled Item 3. “Legal Proceedings.”

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

The legal principles applicable to patents and patent licenses continues to change and evolve. Decisions that make it easier for patent licensees to challenge the validity, enforceability, or infringement of patents, or make it more difficult for patent licensors to obtain a permanent injunction, obtain enhanced damages for willful infringement, or to obtain or enforce patents, may adversely affect our business and the value of our patent portfolio. Furthermore, our prospects for future revenue growth through our royalty and licensing based businesses could be diminished.

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2006, 2005, and 2004, 26%, 37%, and 37%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.

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

Most of our current gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. These requirements and restrictions could be in the form of hardware technical specifications, software technical specifications, security specifications or other security mechanisms, component vendor specifications, licensing terms and conditions, or other forms. If third-party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Sony removed the vibration feature that was available on the PlayStation and PlayStation 2 systems from the new PlayStation 3 system. This course of action by Sony may have material adverse consequences on our current and future gaming royalty revenues since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. We do not know if this situation might change in the life of the PlayStation 3 console system, or whether or to what extent the PlayStation 3 console will be compatible with third-party peripherals containing force feedback capability in the future.

Both the recently launched Microsoft Xbox 360 and Nintendo Wii include touch-enabling capabilities. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console and has excluded third parties from producing Xbox 360 wireless controllers. Wireless game controllers account for a significant portion of our royalty revenue, including revenue from Logitech and Mad Catz. To the extent Microsoft does not license these rights to third parties, Microsoft’s share of all aftermarket game controller sales will likely remain high or increase, which we expect will result in a decrease in our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled wheels covered by their royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that are in competition with our licensees’ products for which we earn per unit royalties.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has and may further decline if Microsoft increases its volume of sales of touch-enabled gaming products and consumer products at the expense of our other licensees.

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

We generate revenues from touch-enabling components that are sold and incorporated into third- party products. We have little or no control or influence over the design, manufacturing, promotion, distribution, or pricing of those third- party products.

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

Medtronic accounts for a significant portion of our revenue. For the years ended December 31, 2006, 2005, and 2004, 18%, 11%, and 17%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.

Logitech accounts for a significant portion of our revenue and the failure of Logitech to achieve sales volumes for its gaming peripheral products that incorporate our touch-enabling technologies may reduce our total revenue.

Logitech accounts for a significant portion of our revenue. Logitech is a supplier of aftermarket game console controllers, joysticks, and steering wheels, many of which incorporate our technology. In the past, during transitions to next-generation console systems, sales of aftermarket game console controllers have dropped significantly, reducing licensing royalties we earn. The gaming industry is currently transitioning to the latest next-generation console systems, and we have experienced a significant decline in revenues we earn from Logitech since this transition commenced. For the years ended December 31, 2006, 2005, and 2004, 6%, 11%, and 10%, respectively, of our total revenues were derived from Logitech. Revenues from Logitech may decline further if its aftermarket game console peripheral sales decline further, or if it is unable to obtain or expand its license rights to sell touch-enabled controllers, steering wheels, or joysticks for the Sony PlayStation 3, the Nintendo Wii, or the Microsoft Xbox 360. Also, competition with Microsoft may dampen demand for Logitech products. Any decrease in sales of aftermarket peripherals that include our technology by Logitech will reduce our gaming royalty revenues. Sony’s decision not to include certain vibration features in the PlayStation 3 system may significantly adversely affect Logitech’s ability or desire to include our technologies in products compatible with the PlayStation 3, which in return may materially adversely affect our royalty revenue from Logitech.

Touch interface product royalties will be reduced if BMW were to abandon its iDrive system or remove our technology from the iDrive.

Our largest royalty stream from touch interface products is currently from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complex user interface, which we did not design. Nevertheless, this negative press may cause BMW to abandon the iDrive controller or to redesign it and/or remove our technology from it at any time. If our technology is not incorporated in the BMW vehicles our business may suffer.

We depend on third-party suppliers, and our revenue and/or results of operations could suffer if we fail to manage supplier issues properly.

Our operations depend on our ability to anticipate our needs for components and products for a wide variety of systems, products, and services, and on our suppliers’ ability to deliver sufficient quantities of quality components, products, and services at reasonable prices in time for us to meet critical schedules. We may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers, other problems experienced by suppliers, or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues, or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. We could lose time-sensitive sales, incur additional freight costs, or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays. We intend to purchase certain products from a limited source in China. If the supply of these products were to be delayed or constrained, or of insufficient quality, we may be unable to find a new supplier on acceptable terms, or at all, or our ability to ship these new products could be delayed, any of which could harm our business, financial condition, and operating results.

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

Compliance with new directives that restrict the use of certain materials may increase our costs and limit our revenue opportunities.

On July 1, 2006, the European Union’s RoHS Directive became effective. This Directive eliminates most uses of lead, cadmium, hexavalent-chromium, mercury, and certain fire retardants in electronics placed on the market after the effective date. Since the introduction of the European Union’s RoHS Directive, other regions of the world have announced or implemented similar regulations. In order to sell products into regions that adopt these or similar regulations, we have to assess each product and determine whether they comply with the requirements of the regulations or whether they are exempt from meeting the requirements of the regulations. If we determine that a product is not exempt and does not comply with adopted regulations, we will have to make changes to the product or its documentation if we want to sell that product into the region once the regulations become effective. Making such changes may be costly to perform and may have a negative impact on our results of operations. In addition, there can be no assurance that the national enforcement bodies of the regions adopting such regulations will agree with our assessment that certain of our products and documentation comply with or are exempt from the regulations. If products are determined not to be compliant or exempt, we will not be able to ship them in the region that adopts such regulations until such time that they are compliant, and this may have a negative impact on our revenue and results of operations.

Because personal computer peripheral products that incorporate our touch-enabling technologies currently must work with Microsoft’s operating system software, our costs could increase and our revenues could decline if Microsoft modifies its operating system software.

Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment API. Modifications and new versions of Microsoft’s operating system and APIs (including DirectX and the Windows Vista launched in early 2007) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

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

Many medical institutions do not budget for simulation devices. To increase sales of our simulation devices, we must, in addition to convincing medical institution personnel of the usefulness of the devices, persuade them to include a significant expenditure for the devices in their budgets. If these medical institutions are unwilling to budget for simulation devices or reduce their budgets as a result of cost-containment pressures or other factors, we may not be able to increase or maintain sales of medical simulators at a satisfactory rate. A decrease in sales or any failure to increase sales of our medical simulation products will harm our business.

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

Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology versus continuing to develop their own or license from other parties;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones, portable devices, and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new automotive licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	inability to sign new gaming licensees if the video console makers choose not to license third parties to make peripherals for their new consoles;

•	difficulty in signing new gaming licensees given the fact that Sony has not included vibration features in the PlayStation 3 or related products; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.

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

We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, particularly outside of the United States of America.

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

Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Our ability to generate revenues will be harmed if:

•	we fail to develop new technologies or products;

•	the technologies we develop infringe on third-party patents or other third-party rights;

•	our new technologies fail to gain market acceptance; or

•	our current products become obsolete or no longer meet new regulatory requirements.

We have limited engineering, quality assurance and manufacturing resources to design and fulfill timely product deliverables and deliver sufficient levels of quality in support of our different product areas. Products and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

Engineering, quality assurance, and manufacturing resources are deployed against a variety of different projects and programs to provide sufficient levels of quality necessary for channels and customers. Success in various markets may depend on timely deliveries and overall levels of sustained quality. Failure to provide product and program deliverables and quality levels in a timely way, or at all, may disrupt channels and customers and reduce our revenues.

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

Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”) and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products in general, or our products in particular, as a training and/or testing tool, market penetration for our products could be significantly and adversely affected.

We have limited distribution channels and resources to market and sell our medical simulators, touch interface products, and three-dimensional simulation and digitizing products, and if we are unsuccessful in marketing and selling these products, we may not achieve or sustain product revenue growth.

We have limited resources for marketing and selling medical simulation, touch interface, or three-dimensional simulation and digitizing products, either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation, touch interface, and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distribution channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our products. A number of our distributors represent small, specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting our products. There can be no assurance that our direct selling efforts will be effective, distributors or OEMs will market our products successfully or, if our relationships with distributors or OEMs terminate, that we will be able to establish relationships with other distributors or OEMs on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our products could have a material adverse effect on our product revenues.

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

Our convertible debentures provide for various events of default, such as the termination of trading of our common stock on the Nasdaq Global Market and specified change of control transactions. If an event of default or change of control occurs prior to maturity, we may be required to redeem all or part of the convertible debentures, including payment of applicable interest and penalties. Some of the events of default include matters over which we may have some, little, or no control. Many other events of default are described in the agreements we executed when we issued the convertible debentures. If an event of default or a change of control occurs, we may be required to repay the entire amount, plus liquidated damages, in cash. Any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible debentures, nor do we anticipate doing so.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.

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

If we fail to comply with Nasdaq Stock Market maintenance criteria for continued listing on the Nasdaq Global Market, our common stock could be delisted.

To maintain the listing of our common stock on the Nasdaq Global Market, we are required to comply with one of two sets of maintenance criteria for continued listing. Under the first set of criteria, among other things, we must maintain stockholders’ equity of at least $10 million, the market value of our “publicly held” common stock (excluding shares held by our affiliates) must be at least $5 million, and the minimum bid price for our common stock must be at least $1.00 per share. Under the second set of criteria, among other things, the market value of our common stock must be at least $50 million or we must have both $50 million in assets and $50 million in revenues, the market value of our “publicly held” shares must be at least $15 million, and the minimum bid price for our common stock must be at least $1.00 per share. As of December 31, 2006, our most recent balance sheet date, we had a deficit in stockholders’ equity, and therefore would not have been in compliance with the first set of listing criteria as of that date. Although we were in compliance with the second set of criteria, should the price of our common stock decline to the point where the aggregate value of our outstanding common stock falls below $50 million, the value of our “publicly held” shares falls below $15 million, or the bid price of our common stock falls below $1.00 per share, our shares could be delisted from the Nasdaq Global Market. If we are unable to comply with the applicable criteria and our common stock is delisted from the Nasdaq Global Market, it would likely be more difficult to affect trades and to determine the market price of our common stock. In addition, delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

There have been regulatory changes and new accounting pronouncements including the Sarbanes-Oxley Act of 2002, and the recently enacted Statement of Financial Accounting Standards (“SFAS”) No. 123 — revised 2004 (“SFAS No. 123R”), “Share-Based Payment,” which have had an effect on our financial position and results of operations. Under SFAS No. 123R, we have been required since January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R has had a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the application of Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) by defining criteria that must be met for any part of a benefit related to an individual tax position to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for us beginning January 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

There may potentially be new accounting pronouncements or additional regulatory rulings that also have an impact on our future financial position and results of operations. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Item 1B.	Unresolved Staff Comments

We have received comment letters from the staff of the Division of Corporation Finance of the SEC relating to a routine review of our periodic and current reports under the Exchange Act. The letters dated August 2, 2006 and December 20, 2006 pertain to our Annual Report on Form 10-K for the year ended December 31, 2005, and Form 8-K dated May 4, 2006 previously filed under the Exchange Act. We are in the process of responding to and resolving these SEC comments. We cannot ultimately predict the date of resolution of the unresolved comments, the results of the SEC staff review, or the resulting impact of additional review, if any, to our SEC filings.

Item 2.	Properties

We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing, and distribution functions for the Immersion Computing, Entertainment, and Industrial operating segment. Products produced in San Jose include our MicroScribe G2 and MX digitizers, our CyberGlove line of whole-hand sensing gloves and three-dimensional software products, the SoftMouse, and several of our professional and industrial products, including rotary encoders, components to enable tactile feedback in touchscreens, and various arcade products. The lease for this property expires in June 2010.

We lease a facility in Montreal, Quebec, Canada of approximately 6,400 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for administration and research and development functions. The lease for this property expires in October 2010.

We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, for the Immersion Medical operating segment. The facility is used for sales, marketing, administration, research and development, manufacturing, and distribution functions for the Endoscopy AccuTouch System, the CathLab VR System, Virtual IV System, and the Lap VR System. The lease for this property expires in May 2009.

We lease office space in Kangnam-Ku, Seoul, Korea. The facility is used for sales and marketing support and research and development functions. This lease expires in September 2007.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. The court will resume consideration of whether to grant final approval to the settlement following further appellate review, if any, of the decision in In re Initial Public Offering Securities Litigation, 471 F.3d 24, 2006 WL 3499937 (2d Cir. Dec. 5, 2006).

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

On March 24, 2005, Judge Wilken also entered judgment in our favor and awarded us $82.0 million in past damages, and pre-judgment interest in the amount of $8.9 million, for a total of $90.9 million. We were also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005, pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of us and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

Sony Computer Entertainment had filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions.

On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties negotiated escrow instructions, and on June 12, 2006, the Court granted the parties’ stipulated request to withdraw the funds from the Court and deposit them in an escrow account with JP Morgan Chase. Sony Computer Entertainment has withdrawn the funds from the Court and deposited them in the JP Morgan Chase escrow account.

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

On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contends we concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony

Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit to appeal this ruling and filed its opening brief on June 16, 2006. Our opposition brief was filed on August 30, 2006, and Sony Computer Entertainment filed its reply brief on October 2, 2006. On January 8, 2007, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit.

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

On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. We moved to intervene in the lawsuit, and on March 31, 2006, the Court granted our motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. After briefing, Judge Ellis held a hearing on the summary judgment motions on April 21, 2006. The Court granted summary judgment in our and the PTO’s favor on all grounds on May 22, 2006. Sony Computer Entertainment has not appealed this judgment.

On March 1, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals from the District Court’s April 7, 2005, Amended Judgment (and all interlocutory orders merged in the Amended Judgment). On March 2, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeal from the District Court’s March 8, 2006, order denying Sony Computer Entertainment’s motion for relief from final judgment under Rule 60(b) of the Federal Rules of Civil Procedure. On March 8, 2007, the Federal Circuit dismissed the Sony Computer Entertainment Rule 60(b) appeal. On March 14, 2007 the Federal Circuit dismissed the Sony Computer Entertainment appeal of Amended Judgment (and all interlocutory orders merged in the Amended Judgment). In accordance with the Amended Judgment we will receive funds totaling approximately $97.2 million inclusive of the award for past damages for sales and other activities with respect to the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally, we will retain the $32.3 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment ($27.9 million in long-term deferred revenue at December 31, 2006 and $4.4 million received subsequent to year end).

Internet Services LLC Litigation

On October 20, 2004, ISLLC, our licensee and the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against us in our lawsuit against Sony Computer Entertainment, alleging that we breached a contract with ISLLC by suing Sony Computer

Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and us of the damages awarded by the jury and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

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

ISLLC filed a notice of appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed us to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006. As noted above, on October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. The matter was taken under submission, pending a decision.

On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. On December 1, 2006, the parties again stipulated to continue the stay and reschedule the Case Management conference until April 13, 2007, pending the Federal Circuit’s disposition on the appeal.

We intend to defend ourselves vigorously against ISLLC’s allegations. The parties participated in a court-ordered mediation on March 12, 2007, but were unsuccessful in resolving the matter.

Immersion Corporation vs. Thorner

On March 24, 2006, we filed a lawsuit against Mr. Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which we have alleged is in violation of contractual obligations to it. The case was removed to federal court by Mr. Thorner, and has been assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to our claims and asserted counterclaims against us seeking, among other things, a portion of the proceeds from our license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, we filed a motion for judgment on the pleadings seeking the dismissal of Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from our license with Microsoft. On September 1, 2006, the Court held a hearing on our motion. On September 12, 2006, the Court issued an order granting our motion for judgment on the pleadings as to Mr. Thorner’s alleged claims for breach of contract and fraud. The Court dismissed Mr. Thorner’s breach of contract and fraud claims, and allowed Mr. Thorner leave to amend his claim for alleged breach of contract with respect to alleged violations of our reporting requirements that do not flow from the failure to report the Microsoft Settlement Agreement.

The parties participated in a court-ordered mediation on November 7, 2006, but were not successful in resolving the matter. The parties are in the process of conducting discovery.

On November 22, 2006, Thorner brought a motion for summary judgment arguing that our breach of contract claim was barred by the doctrine of judicial estoppel as a result of a statement made in connection with the Sony Computer Entertainment Rule 60 (b) motion. On January 26, 2007, the Court held a hearing on Thorner’s motion. On January 29, 2007, the Court issued an order denying Thorner’s summary judgment motion, ruling that our breach of contract claim was not barred by judicial estoppel. On February 5, 2007, with leave of Court, we filed a First Amended Complaint in the action to add Thorner’s company, Virtual Reality Feedback Corporation (“VRF”), as a party-defendant. On February 9, 2007, Thorner filed an Amended Answer and Counterclaims. The Amended Counterclaims against us dropped the previously-dismissed counterclaims based on Thorner’s claims for a share of our settlement with Microsoft, but alleged other counterclaims for alleged Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Promissory Fraud, Breach of Fiduciary Duty, Negligent Misrepresentation and Rescission. Thorner alleged in part that we breached our agreement with Thorner by failing to pay royalties for Vibetonz Studio SDK and Immersion Studio for Gaming; that we breached alleged duties to Thorner to license the ‘722 patent; and that Thorner’s agreement with us should be rescinded. Thorner’s Amended Counterclaim does not specify an amount of damages sought but alleges that Thorner has been damaged in an amount to be proven at trial. We dispute Thorner’s allegations and intend to vigorously oppose them.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2006
Fourth Quarter	$7.39	$6.49
Third Quarter	$7.16	$5.03
Second Quarter	$9.11	$5.49
First Quarter	$8.68	$6.21
Fiscal year ended December 31, 2005
Fourth Quarter	$7.50	$6.11
Third Quarter	$7.13	$5.23
Second Quarter	$6.34	$4.87
First Quarter	$7.93	$5.45

On February 23, 2007, the closing price was $7.58 and there were 174 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues	$27,853	$24,277	$23,763	$20,223	$20,235
Cost and expenses(1)	36,806	36,177	44,155	35,073	35,270
Operating loss(1)	(8,953)	(11,900)	(20,392)	(14,850)	(15,035)
Net loss(1)(2)	(10,424)	(13,085)	(20,738)	(16,974)	(16,530)
Basic and diluted net loss per share	$(0.42)	$(0.54)	$(0.91)	$(0.83)	$(0.83)
Shares used in calculating basic and diluted net loss per share	24,556	24,027	22,698	20,334	19,906

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents	$32,012	$28,171	$25,538	$21,738	$8,717
Working capital	33,657	28,885	23,088	22,032	8,898
Total assets	50,015	44,760	42,250	37,913	25,301
Long-term debt, less current portion	18,122	17,490	16,917	16	51
Long-term customer advance from Microsoft	15,000	15,000	15,000	27,050	—
Total stockholders’ equity (deficit)	(22,992)	(16,795)	(5,967)	(1,219)	13,948

(1)	Includes a charge for impairment of goodwill of $3.8 million related to Immersion Computing, Entertainment, and Industrial operating segment in 2002.

(2)	Includes amounts written off of cost-method investments of $1.2 million in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A,“Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements that could occur after the filing of this report.

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

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Emerging Issues Task Force (“EITF”) Issue No. 00-21 (“EITF No. 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.

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

We generally recognize revenue from our licensees under one or a combination of the following license models:

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted. Licensees have certain rights to updates to the intellectual property portfolio during the contract period.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or EITF No. 00-21, as applicable.

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

Valuation and amortization method — We use the Black-Scholes-Merton option-pricing model (“Black-Scholes model”), single-option approach to determine the fair value of stock options and employee stock purchase plan shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

Expected term — We estimate the expected term of options granted by using the simplified method as prescribed by SAB No. 107.

Expected volatility — We estimate the volatility of our common stock taking into consideration our historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses, if any, and our expected future stock price trends based on known or anticipated events.

Risk-free interest rate — We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividend — We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

Forfeitures — We are required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

See Note 11 to the consolidated financial statements for further information regarding the SFAS No. 123R disclosures.

Long-term Liabilities

In 2003, we executed a series of agreements with Microsoft as described in Note 9 to the consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Preferred Stock into common stock, we reduced the long-term customer advance from Microsoft to the minimum amount we would be obligated to pay Microsoft upon a settlement with Sony Computer Entertainment. The remainder of the consideration was transferred to common stock in 2004. Under a settlement with Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for any amounts received from Sony up to $100.0 million, plus 25% of any amounts over $100.0 million up to $150.0 million, and 17.5% of any amounts over $150.0 million. We believe that we are not obligated under our agreements with Microsoft to make any payment to Microsoft relating to the conclusion of our patent litigation with Sony Computer Entertainment. However, it is uncertain that Microsoft will accept our position or that we will ultimately prevail with our position.

In December 2004, we executed a series of agreements as described in Note 7 to the consolidated financial statements that provided for the issuance of 5% Senior Subordinated Convertible Debentures (“5% Convertible Debenture”), and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures. We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debentures — $16.8 million. The 5% Convertible Debentures are being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Deficit, the value of the Put Option and Registration Rights are recorded as liabilities and are subject to future value adjustments, and the value of the 5% Convertible Debentures is recorded as long-term debt.

Long-term Deferred Revenue

In addition to normal items of deferred revenue due after one year, we have included Sony Computer Entertainment compulsory license fees and interest earned thereon in long-term deferred revenue due to the contingent nature of the court-ordered payments (see Note 8 to the consolidated financial statements). Upon the conclusion of our patent litigation at the U.S. Court of Appeals for the Federal Circuit the contingency on these funds has lapsed. We are currently evaluating the impact of this on our consolidated statement of operations and consolidated balance sheets.

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

Intangible Assets

We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2006, we capitalized costs associated with patents and trademarks of $1.6 million. Our total amortization expense for the same period for all intangible assets was $969,000.

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

Results of Operations

Overview of 2006

During 2006, we achieved several milestones, including growth in all of our key market areas, except gaming. This growth was due, in part, to changing our medical business to a product sales based business model and our continued investment in a strengthened and more focused sales and marketing effort across our business segments. In addition,

•	As market acceptance of medical simulation has increased, our medical product sales grew 47% in 2006 over the year ended December 31, 2005 and accounted for 84% of total Immersion Medical revenue for the year. This growth is also a result of increases in business with Medtronic and Laerdal, and the release of new products and modules.

•	In 2006, we signed a new handset licensee, LG Electronics. In addition, we saw the first commercial shipment of a VibeTonz enabled touchscreen phone during the fourth quarter of 2006.

•	Revenue for the touch interface product business grew 11% in 2006 over the year ended December 31, 2005. It is expected that 3M Touch Systems will integrate our TouchSense system into its touchscreens and market and sell the resulting product to manufacturers of casino gaming and bar-top amusement equipment.

•	We announced that we had settled our legal differences with Electro Source LLC (“Electro Source”) and granted them a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. In exchange for the license Electro Source will make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Additionally, payments of $1.7 million were made to us during 2006 and classified as litigation settlement.

In 2007, we expect to continue to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. We expect litigation expenses to continue to be significant in 2007 and have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. Our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our statement of operations data as a percentage of total revenues:

	Years Ended December 31,
	2006	2005	2004

Revenues:
Royalty and license	26.2%	36.6%	36.9%
Product sales	61.3	52.6	49.0
Development contracts and other	12.5	10.8	14.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales	25.8	26.5	26.3
Sales and marketing	45.2	48.0	47.6
Research and development	27.3	24.7	33.6
General and administrative	36.2	43.8	72.1
Amortization of intangibles	3.5	5.2	6.2
Litigation Settlement	(5.9)	—	—
Restructuring costs	—	0.8	—

Total costs and expenses	132.1	149.0	185.8

Operating loss	(32.1)	(49.0)	(85.8)
Interest and other income	1.0	2.0	0.7
Interest expense	(5.8)	(6.2)	(0.2)
Other expense	—	—	(2.6)

Loss before benefit (provision) for income taxes	(36.9)	(53.2)	(87.9)
Benefit (provision) for income taxes	(0.5)	(0.7)	0.6

Net loss	(37.4)%	(53.9)%	(87.3)%

Comparison of Years Ended December 31, 2006, 2005, and 2004

Revenues

	2006	% Change	2005	% Change	2004
	($ in thousands)

Royalty and license	$7,304	(18)%	$8,888	1%	$8,778
Product sales	17,083	34%	12,762	10%	11,644
Development contracts and other	3,466	32%	2,627	(21)%	3,341

Total revenue	$27,853	15%	$24,277	2%	$23,763

Fiscal 2006 Compared to Fiscal 2005

Total Revenue.  Our total revenue for the year ended December 31, 2006 increased by $3.6 million or 15% to $27.9 million from $24.3 million in 2005.

Royalty and license revenue.  Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue decreased by $1.6 million or 18% from 2005 to 2006. The decrease in royalty and license revenue was primarily a result of a decrease in gaming royalties of $1.6 million, a decrease in medical royalties and licensee revenue of $535,000, offset in part by an increase in touch interface product royalties of $447,000, and an increase in mobility royalties and license revenue of $114,000.

The decrease in gaming royalties was mainly due to decreased sales by our licensees of royalty bearing gaming peripherals. This decrease in sales was primarily due to i) the continued decline in sales of past generation video console systems with the recent launches of the next-generation console models from Sony (PlayStation 3) and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers as market share shifted to first-party peripheral makers due to the launch of the next-generation console models.

Sony announced on May 8, 2006 that the vibration feature that is currently available on controllers for PlayStation and PlayStation 2 would be removed from the new PlayStation 3 controller. The PlayStation 3 console system was launched in late 2006 in the United States and Japan without vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current and future gaming royalty revenues since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. We do not know if this situation might change at some point in the life of the PlayStation 3 console system, or whether or to what extent the PlayStation 3 console will be compatible with third-party peripherals containing force feedback capability in the future.

For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft licenses additional third-parties, our gaming royalty revenue will continue to decline. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo licenses additional third-party licensees, our gaming royalty revenue will continue to decline.

The decrease in medical royalty and license revenue in 2006 compared to 2005 was primarily due to a reduction in license revenue recognized on our license and development agreements with Medtronic. Revenue recognition on the license and development agreements with Medtronic is based on cost-to-cost percentage-of-completion; a decrease in activity on these contracts results in a decrease in revenue recognized. Touch interface product royalties increased in 2006 due to increased licensee revenue from signing a new licensee in late 2005, and royalties from an increased number of vehicles manufactured with our technology incorporated in them.

Product sales.  Product sales increased by $4.3 million or 34% from 2005 to 2006. The increase in product sales was primarily due to increased medical product sales of $3.8 million, mainly due to increased sales of our endovascular, needle-based, and endoscopy simulators. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. Additionally, during the fourth quarter of 2006, we completed and shipped a new endovascular simulator product and fulfilled a large order with Medtronic. Our 3D product sales increased by $747,000, primarily due to increased sales of our MicroScribe and CyberForce products. Partially offsetting this increase was a decrease in product sales from touch interface products of $186,000 including decreased sales of force feedback electronics for arcade gaming due to a continued reduction in sales of our customers’ product which incorporated this solution as a result of their product’s lifecycle.

Development contracts and other revenue.  Development contracts and other revenue increased by $839,000 or 32% from 2005 to 2006. Development contracts and other revenue is comprised of revenue on commercial and government contracts. Government contract revenue increased by $476,000 primarily due to increased work performed under medical government contracts that were completed during the third quarter of 2006. Commercial contract revenue increased by $314,000 mainly due to an increase in development contract revenue recognized from increased work on development contracts with Medtronic.

Fiscal 2005 Compared to Fiscal 2004

Total Revenue.  Our total revenue for the year ended December 31, 2005 increased by $514,000 or 2% to $24.3 million from $23.8 million in 2004.

Royalty and license revenue.  Royalty and license revenue increased by $110,000 or 1% from 2004 to 2005. The increase in royalty and license revenue was primarily a result of an increase in gaming royalties of $678,000 and an increase in automotive royalties and licensee revenue of $399,000, offset by a decrease in medical royalty and license revenue of $1.1 million. The increase in gaming royalties was mainly due to increased third-party market share of aftermarket game console controllers, increased growth in the game console controller market, and royalties from new licensees signed in late 2004 and early 2005. In the console peripheral business, many of our third-party licensees from whom we earn per unit royalties enjoyed the benefits of strong sales of premium products and significant market share growth in 2005 at the expense of first-party peripheral makers (i.e., Sony, Microsoft, and Nintendo.) Third-party peripheral makers’ market share tends to increase as consoles near end of life. Microsoft’s Xbox 360 next-generation video console system was introduced in November 2005, and additional next-generation consoles were expected to be introduced in late 2006 by Sony and Nintendo. In the PC gaming peripheral business, the overall industry again declined, but this decline was more than offset by the aforementioned gains in the console peripheral business. Automotive royalties increased in 2005 due to increased licensee revenue from signing a new licensee in 2005 and royalties from an increased number of vehicles manufactured with our technology incorporated in them. The decrease in medical royalty and license revenue in 2005 compared to 2004 was primarily due to a decrease in license revenue from our license and development agreements with Medtronic.

Product sales.  Product sales increased by $1.1 million or 10% from 2004 to 2005. The increase in product sales was primarily due to increased medical product sales of $1.8 million, in particular, increased sales of our needle-based, endovascular, and laparoscopic simulator platforms. This increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions as well as targeted marketing programs and improved reseller performance. Offsetting this was a decrease of $703,000 in product sales mainly from our 3D, touch interface products, and microprocessors. This decrease was primarily due to reduced sales of our 3D products such as our CyberGlove and CyberTouch devices caused by the delay in upgrades to this product line and increased competition, decreased sales of our force feedback electronics for arcade gaming due to the timing of product introductions by our customers, and reduced sales of microprocessors based on a decision to eliminate the sales effort related to this lower margin product line.

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

Cost of Product Sales

	2006	% Change	2005	% Change	2004
	($ in thousands)

Cost of product sales	$7,193	12%	$6,446	3%	$6,255
% of product sales	42%		51%		54%

Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales increased by $747,000 or 12% from 2005 to 2006. This increase was mainly due to increased product sales of 34% and the corresponding increase in direct material costs as well as increased overhead costs and variances. Direct material costs increased by $496,000 or 10% due to increased volume; overhead costs increased by $209,000 mainly due to costs of programs to improve quality processes within our manufacturing operations and stock-based compensation charges due to the adoption of SFAS No. 123R in the first quarter of 2006; and price and cost variances increased by $125,000 mainly due to the introduction of a new endovascular simulator product. These increases were offset, in part by a decrease in write offs for physical inventory adjustments of $80,000. Cost of product sales decreased as a percentage of product revenue to 42% in 2006 from 51% in 2005. This decrease is mainly due to a favorable shift in the mix of products sold during the year and improved margins on our endoscopy and endovascular simulator products. Our higher margin medical products were a more significant portion of the overall product revenue mix during 2006. In addition, product margins on our medical products improved due in part to price increases and cost reductions due to product modifications.

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

Expenses

	2006	% Change	2005	% Change	2004
	($ in thousands)

Sales and marketing	$12,609	8%	$11,649	3%	$11,312
Research and development	7,609	27%	6,003	(25)%	7,985
General and administrative	10,076	(5)%	10,638	(38)%	17,133
Amortization of intangibles	969	(23)%	1,256	(15)%	1,470
Litigation settlement	(1,650)	* %	—	—%	—
Restructuring costs	—	* %	185	* %	—

*	Percentage not meaningful

Sales and Marketing.  Our sales and marketing expenses are comprised primarily of employee compensation and benefits, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $1.0 million or 8% in 2006 compared to 2005. The increase was mainly the result of increased compensation, benefits, and overhead expense of $1.7 million and increased advertising and public relations expense of $121,000, offset in part by a reduction in bad debt expense of $447,000 due to reversal of provisions for bad debts, decreased shows and exhibits expense of $229,000, decreased professional and consulting expense of $84,000 primarily due to reduced employee recruitment fees, and decreased office expenses of $86,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $1.2 million due to the adoption of SFAS No. 123R in the first quarter of 2006, increased salary expense, and an increase in variable compensation due to increased sales. We expect to continue to focus our sales and marketing efforts on medical, mobile phone, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We anticipate sales and marketing costs will continue to be significant in future periods as we continue our investment to exploit market opportunities for our technologies.

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

Research and Development.  Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $1.6 million or 27% in 2006 compared to 2005. The increase was primarily due to increased compensation, benefits, and overhead of $1.0 million, increased professional and consulting expense of $337,000 to supplement our engineering staff, an increase in prototyping expenses of $163,000, and an increase in materials needed for technical support of $51,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $492,000 due to the adoption of

SFAS No. 123R in the first quarter of 2006 and increased salary expense of $382,000 due to increased engineering headcount. We believe that continued investment in research and development is critical to our future success, and we expect research and development expense to increase in 2007 from targeted investments in areas of product and technology development to support future growth.

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

General and Administrative.  Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses decreased by $562,000 or 5% in 2006 compared to 2005. The decrease was mainly due to reduced legal and professional fees of $2.4 million primarily due to a reduction in litigation expenses attributable to the Sony Computer Entertainment litigation; partially offset by increased compensation, benefits, and overhead of $1.8 million; and increased public company expense of $74,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $1.1 million due to the adoption of SFAS No. 123R in the first quarter of 2006. We expect that general and administrative expenses will continue to be a substantial component of our operating expenses. We expect to continue to incur significant litigation costs as we defend our intellectual property. In addition, we anticipate costs associated with maintaining compliance with the Sarbanes-Oxley Act of 2002 and Nasdaq Stock Market listing requirements will continue to be significant.

General and administrative expenses decreased by $6.5 million or 38% in 2005 compared to 2004. The decrease was primarily attributable to a decrease in legal and professional fees of $6.6 million, mostly related to the litigation against Sony Computer Entertainment. The decrease was partially offset by an increase in supplies and office expense of $91,000.

Amortization of Intangibles.  Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $287,000 or 23% from 2005 to 2006. Amortization of intangibles decreased by $214,000 or 15% from 2004 to 2005. The decreases were primarily attributable to some intangible assets reaching full amortization.

Litigation Settlement.  Litigation settlement benefits from Electro Source were $1.7 million for 2006. No litigation settlement benefits were received in 2005. In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source is required to make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360.

Restructuring Costs.  We did not incur any restructuring costs in 2006. Restructuring costs were $185,000 for 2005. The costs consisted of severance benefits paid as a result of our reduction in force in the first quarter of 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.

Interest and Other

	2006	% Change	2005	% Change	2004
			($ in thousands)

Interest and other income	$275	(44)%	$490	192%	$168
Interest expense	1,602	6%	1,506	3573%	41
Other expense	—	* %	11	(98)%	624

*	Percentage not meaningful

Interest and Other Income.  Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents. Interest and other income decreased by $215,000 from 2005 to 2006 as a result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment. Interest income earned on the payments from Sony Computer Entertainment has been included in long-term deferred revenue as of December 31, 2006.

Interest and other income increased by $322,000 from 2004 to 2005 as a result of higher interest rates and increased cash and cash equivalents primarily due to the $20.0 million we received in December 2004 from the sale of our 5% Convertible Debentures.

Interest Expense.  Interest expense consists primarily of interest expense on our 5% Convertible Debentures and notes payable. The increase in interest expense of $96,000 from 2005 to 2006 was primarily due to increased accretion expense on our 5% Convertible Debentures. The increase in interest expense of $1.5 million from 2004 to 2005 was primarily due to interest and accretion expense on our 5% Convertible Debentures. We expect interest expense to continue to be significant while our 5% Convertible Debentures remain outstanding.

Other Expense.  Other expense consists primarily of accretion and dividend expense on our long-term customer advance from Microsoft. Other expense was $0 in 2006, $11,000 in 2005, and $624,000 in 2004. Other expense in 2004 consisted primarily of accretion of $500,000 on our long-term customer advance from Microsoft and dividend expense on our Series A Preferred Stock of $98,000.

Provision for Taxes

	2006	% Change	2005	% Change	2004
			($ in thousands)

Benefit (provision) for income taxes	$(144)	(9)%	$(158)	(205)%	$151

Benefit (Provision) for Income Taxes.  For the year ended 2006, we recorded a provision for income taxes of $144,000, yielding an effective tax rate of (1.4%). The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $10.3 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $11.1 million in 2006, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $47.9 million against deferred tax assets. For the year ended 2005, we recorded a provision for income taxes of $158,000, yielding an effective tax rate of (1.2%). Although we incurred a pre-tax loss of $12.9 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $16.8 million in 2005, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $44.7 million against deferred tax assets. For the year ended 2004, we reversed the tax provision that had been recorded in 2003. No tax provision was required for the year ended December 31, 2004 due to a net loss in that period. Subsequent to December 31, 2003, in May 2004, Revenue Procedure 2004-34 (“Rev. Proc. 2004-34”) was issued by the Internal Revenue Service. This revenue procedure allows taxpayers a limited deferral beyond the taxable year of receipt for certain advance payments. Qualifying taxpayers generally may defer to the next succeeding year the inclusion in gross income for federal income tax purposes of advance payments to the extent the advance payments are not recognized (or, in certain cases, are not earned) in the taxable year of receipt. Under Rev. Proc. 2004-34 we were able to defer a significant amount of the Microsoft payment during 2003 when calculating our federal taxable income and therefore were not subject to federal alternative minimum income tax for the year ended December 31, 2003.

Segment Results for the Years Ended December 31, 2006, 2005, and 2004 are as follows:

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

	2006	% Change	2005	% Change	2004
			($ in thousands)

Revenues:
Immersion Computing, Entertainment, and Industrial	$13,810	(7)%	$14,840	6%	$13,972
Immersion Medical	14,133	45%	9,760	(2)%	9,966
Intersegment eliminations	(90)		(323)		(175)

Total	$27,853	15%	$24,277	2%	$23,763

Net Income (Loss)*:
Immersion Computing, Entertainment, and Industrial	$(11,278)	9%	$(10,306)	(42)%	$(17,805)
Immersion Medical	845	(130)%	(2,842)	(4)%	(2,949)
Intersegment eliminations	9		63		16

Total	$(10,424)	(20)%	$(13,085)	(37)%	$(20,738)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.

Fiscal 2006 Compared to Fiscal 2005

Immersion Computing, Entertainment, and Industrial segment.  Revenues from the Immersion Computing, Entertainment, and Industrial segment decreased by $1.0 million, or 7% in 2006 compared to 2005. Royalty and license revenue decreased by $1.0 million, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; development contract revenue decreased by $435,000, primarily due to reduced government contracts; and product sales increased by $453,000, mainly due to increased sales of our 3D products partially offset by a decrease in touch interface product sales. The segment’s net loss for 2006 increased by $1.0 million or 9% as compared to 2005. The increase was primarily due to a reduction in gross margin of $1.5 million mainly due to reduced royalty and development contract revenue, and decreased interest and other income of $215,000, due to decreased cash invested. This increase was partially offset by decreased operating expenses of $806,000. The reduced operating expenses are comprised of the litigation settlement received from Electro Source; decreased general and administrative expenses, mainly reduced litigation expenses; and reduced amortization of intangibles; offset in part by increased sales and marketing expenses and increased research and development expenses. We expect to continue to incur significant litigation costs related to litigation against other parties as we defend our intellectual property. Also, we anticipate sales and marketing costs in this segment will continue to be significant in future periods as we increase our investment in the mobile phone, touchscreen, and other markets to exploit opportunities for our technologies.

Immersion Medical segment.  Revenues from Immersion Medical increased by $4.4 million, or 45% from 2005 to 2006. The increase was primarily due to an increase of $3.8 million in product sales and an increase of $1.1 million in development contract revenue, partially offset by a decrease of $535,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endovascular, needle-based, and endoscopy simulator platforms. This increase in product sales was a result of pursuing a product growth strategy which includes developing new products, leveraging our industry alliances, and expanding international sales. Increased work performed under government contracts which were completed during the third quarter of 2006 and contract revenue recognized from our contracts with Medtronic contributed to the increase in development contract revenue. Segment net income for 2006 was $845,000, an increase of $3.7 million from the net loss of $2.8 million for 2005. The improvement was mainly due to increased gross margin of $4.3 million primarily due to increased product sales and increased government contract revenue offset by increased operating expenses of $563,000, primarily the result of increased research and development and general and administrative expenses, offset in part by reduced sales and marketing expenses.

Fiscal 2005 Compared to Fiscal 2004

Immersion Computing, Entertainment, and Industrial segment.  Revenues from the Immersion Computing, Entertainment, and Industrial segment increased $868,000, or 6% from 2004 to 2005. The increase was primarily attributable to increased royalty and license revenue of $1.2 million from our licensees that sell console and PC gaming peripheral products, and increased royalties and license fees from our touch interface product licensees, as well as increased development contract revenue of $270,000, primarily from touch interface product customers. This increase was offset in part by a reduction in product sales of $609,000, primarily due to decreased sales of our 3D products and lower sales of microprocessors. Segment net loss for 2005 decreased by $7.5 million or 42% as compared to 2004. The decrease was primarily due to reduced operating expenses of $7.2 million, mainly due to reduced litigation costs associated with our litigation against Sony Computer Entertainment and increased gross margin of $1.2 million, primarily due to increased revenue and higher margin royalty and license revenues accounting for a larger percentage of the revenue mix, offset in part by increased non-operating expenses of $864,000, mainly due to increased interest expense on our 5% Convertible Debentures.

Immersion Medical segment.  Revenues from Immersion Medical decreased $206,000, or 2% from 2004 to 2005. The decrease was due primarily to a decrease of $1.1 million in royalty and license revenue, and a decrease of $930,000 in development contract revenue, offset in part by an increase of $1.8 million in product sales primarily due to increased sales of our needle-based, endovascular, and laparoscopic simulator platforms. Royalty and license revenue and development contract revenue decreased primarily due to a reduction in revenue recognized on our license and development agreements with Medtronic. Decreased work performed on government contracts also contributed to the decrease in development contract revenue. The product sales increase was a result of focusing sales force resources on selling training simulator products to hospitals and teaching institutions as well as targeted marketing programs and improved reseller performance. Segment net loss for 2005 was $2.8 million, a decrease of $107,000 from the net loss of $2.9 million for 2004. The decrease in net loss was mainly due to decreased operating expenses of $936,000, primarily the result of reduced research and development spending due to the transition from development contract efforts to product sales, offset in part by decreased gross margin of $855,000 due to a change in revenue mix, including the reduction of higher margin license and development contract revenue.

Liquidity and Capital Resources

Our cash and cash equivalents consist primarily of money market funds. At December 31, 2006, our cash and cash equivalents totaled $32.0 million, up $3.8 million from $28.2 million at December 31, 2005.

During 2003, we entered into a series of agreements with Microsoft in connection with the settling of our lawsuit against Microsoft. As part of these agreements, we may require Microsoft, at our discretion, to buy up to $4.0 million of our 7% Debentures, at a rate of $2.0 million per annum plus any amounts not purchased in the prior 12 months, for the year ending July 2007. As of December 31, 2006, we had not sold any of these 7% Debentures to Microsoft.

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

On March 1, 2007, Immersion and Sony Computer Entertainment announced that the companies agreed to conclude their patent litigation at the U.S. Court of Appeals for the Federal Circuit. On March 14, 2007 the Federal Circuit dismissed the Sony Computer Entertainment appeal of Amended Judgement (and all interlocutory orders merged in the Amended Judgment). In accordance with the Amended Judgment we will receive funds totaling approximately $97.2 million inclusive of past damages for sales and other activities with respect to the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally we will retain the $32.3 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment ($27.9 million in long-term deferred revenue at December 31, 2006 and $4.4 million received subsequent to year end.) Furthermore we announced that we will enter into a new business agreement to explore the inclusion of our technology in PlayStation format products. Under the new business agreement we will also receive twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009.

Under our agreements with Microsoft, in the event of a settlement with Sony Computer Entertainment, we are obligated to pay Microsoft a minimum of $15.0 million for any amounts received from Sony up to $100.0 million, plus 25% of any amounts over $100.0 million up to $150.0 million, and 17.5% of any amounts over $150.0 million. We believe that we are not obligated under our agreements with Microsoft to make any payment to Microsoft relating to the conclusion of our patent litigation with Sony Computer Entertainment. However, it is uncertain that Microsoft will accept our position or that we will ultimately prevail with our position.

Net cash provided by operating activities during 2006 was $5.3 million, a change of $3.1 million from the $2.2 million provided by operating activities during 2005. Cash provided by operations during the year ended December 31, 2006 was primarily the result of a $9.5 million increase due to a change in deferred revenue and customer advances mainly related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $11.1 million. Cash provided by operations was also impacted by noncash charges and credits of $5.3 million, including $2.9 million of stock-based compensation, $1.0 million in amortization of intangibles, $772,000 in depreciation, and $632,000 in accretion expenses on our 5% Convertible Debentures, as well as an increase of $760,000 due to a change in other long-term liabilities, an increase of $516,000 due to a change in accrued compensation and other current liabilities, an increase of 191,000 due to a change in accounts payable due to the timing of payments to vendors, and an increase of $79,000 due to a change in inventories. These increases were offset by our $10.4 million net loss, a decrease of $503,000 due to a change in accounts receivable, and a decrease of $71,000 due to a change in prepaid expenses and other current assets. Net cash provided by operating activities during 2005 was $2.2 million, a change of $17.8 million from the $15.6 million used during 2004. Cash provided by operations during the year ended December 31, 2005 was primarily the result of a $15.5 million increase due to a change in deferred revenue and customer advances primarily related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $16.8 million and noncash charges and credits of $2.5 million, including $1.3 million in amortization of intangibles, $730,000 in depreciation, and $634,000 in accretion expenses on our 5% Convertible Debenture. Additionally, cash provided by operations during 2005 was also impacted by an increase of $791,000 due to a change in accounts receivable and an increase of $149,000 due to a change in prepaid expenses and other current assets. These increases were offset by our $13.1 million net loss, a decrease of $2.1 million due to a change in accounts payable due to the timing of payments to vendors, a decrease of $814,000 due to a change in inventories, and a decrease of $709,000 due to a change in accrued compensation and other current liabilities.

Net cash used in investing activities during 2006 was $2.7 million, compared to the $2.0 million used in investing activities during 2005, a change of $757,000. Net cash used in investing activities during 2006 consisted of a $1.6 million increase in other assets, primarily due to capitalization of external patent filing and application costs and $1.1 million used to purchase capital equipment. Net cash used in investing activities during 2005 was $2.0 million, compared to $2.5 million used in investing activities during 2004, a change of $554,000. Net cash used in investing activities during 2005 consisted of a $1.0 million increase in other assets, primarily due to capitalization of external patent filing and application costs, and $967,000 used to purchase capital equipment.

Net cash provided by financing activities during 2006 was $1.3 million compared to $2.2 million provided during 2005, or a $902,000 change from the prior year. Net cash provided by financing activities during 2006 consisted primarily of issuances of common stock and exercises of stock options in the amount of $1.3 million. Net cash provided by financing activities during 2005 was $2.2 million compared to $21.4 million provided during 2004, or a $19.2 million change from the prior year. Net cash provided by financing activities during 2005 consisted primarily of issuances of common stock and exercises of stock options in the amount of $2.2 million.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs and our continued litigation costs for at least the next twelve months. We have taken measures to control our costs and will continue to monitor these efforts. We will continue to incur additional expenses associated with pending litigation and any new efforts to protect our intellectual property during 2007. We anticipate that capital expenditures for the year ended December 31, 2007 will total approximately $1.0 million in connection with anticipated upgrades to operations and infrastructure. Additionally, although we have no current plans to do so, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. All of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

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

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006:

			2008 and	2010 and
Contractual Obligations	Total	2007	2009	2011
		(In thousands)

Long-term debt and interest	$22,975	$1,000	$21,975	$—
Operating leases	2,951	994	1,638	319

Total contractual cash obligations	$25,926	$1,994	$23,613	$319

With regard to our 5% Convertible Debentures, in the event of a change of control of us, a holder may require us to redeem all or a portion of their 5% Convertible Debenture (“Put Option”). The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by 100% of the principal amount of the 5% Convertible Debenture. The Conversion Price will be reduced in certain instances where shares of common stock are sold or deemed to be sold at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if we subdivide (by stock split, stock dividend, recapitalization, or otherwise) or combine (by combination, reverse stock split, or otherwise) one or more classes of our common stock. So long as any 5% Convertible Debentures are outstanding, we will not, nor will we permit any of our subsidiaries to, directly or indirectly, incur or guarantee, assume or suffer to exist any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of our 5% Convertible Debentures, the holder may, at its option, require us to redeem all or a portion of the 5% Convertible Debenture.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for us is January 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

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

As of December 31, 2006, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount, and accrued and unpaid interest, in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by 100% of the principal amount of the 5% Convertible Debenture. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.

Item 8.	Financial Statements and Supplementary Data

IMMERSION CORPORATION

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$32,012	$28,171
Accounts receivable (net of allowances for doubtful accounts of:
2006, $139; and 2005, $383)	5,153	4,650
Inventories, net	2,639	2,655
Prepaid expenses and other current assets	1,179	1,131

Total current assets	40,983	36,607
Property and equipment, net	1,647	1,366
Intangibles and other assets, net	7,385	6,787

Total assets	$50,015	$44,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,334	$2,179
Accrued compensation	1,526	1,193
Other current liabilities	1,750	1,604
Deferred revenue and customer advances	1,716	2,741
Current portion of long-term debt	—	5

Total current liabilities	7,326	7,722
Long-term debt, less current portion	18,122	17,490
Long-term deferred revenue, less current portion	31,784	21,294
Long-term customer advance from Microsoft (Note 9)	15,000	15,000
Other long-term liabilities	775	49

Total liabilities	73,007	61,555

Commitments and contingencies (Notes 9, 10, and 19)
Stockholders’ deficit:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2006, 24,797,572; 2005 24,360,427	110,501	106,277
Warrants	3,686	3,686
Accumulated other comprehensive income	67	64
Accumulated deficit	(137,246)	(126,822)

Total stockholders’ deficit	(22,992)	(16,795)

Total liabilities and stockholders’ deficit	$50,015	$44,760

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Revenues:
Royalty and license	$7,304	$8,888	$8,778
Product sales	17,083	12,762	11,644
Development contracts and other	3,466	2,627	3,341

Total revenues	27,853	24,277	23,763
Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	7,193	6,446	6,255
Sales and marketing	12,609	11,649	11,312
Research and development	7,609	6,003	7,985
General and administrative	10, 076	10,638	17,133
Amortization of intangibles	969	1,256	1,470
Litigation settlement	(1,650)	—	—
Restructuring costs	—	185	—

Total costs and expenses	36 ,806	36,177	44,155

Operating loss	(8,953)	(11,900)	(20,392)
Interest and other income	275	490	168
Interest expense	(1,602)	(1,506)	(41)
Other expense	—	(11)	(624)

Loss before benefit (provision) for income taxes	(10,280)	(12,927)	(20,889)
Benefit (provision) for income taxes	(144)	(158)	151

Net loss	$(10,424)	$(13,085)	$(20,738)

Basic and diluted net loss per share	$(0.42)	$(0.54)	$(0.91)

Shares used in calculating basic and diluted net loss per share	24,556	24,027	22,698

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

					Accumulated
	Common Stock and			Deferred	Other			Total
	Additional Paid-In Capital			Stock	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Warrants	Compensation	Income	Deficit	Total	Loss

Balances at January 1, 2004	20,670,541	$89,903	$1,974	$(130)	$33	$(92,999)	$(1,219)
Net loss						(20,738)	(20,738)	$(20,738)
Foreign currency translation adjustment					26		26	26

Comprehensive loss								$(20,712)

Conversion of series A redeemable preferred stock to common stock	2,185,792	12,367					12,367
Issuance of stock for ESPP purchase	49,524	170					170
Exercise of stock options	620,210	1,587					1,587
Issuance of common stock warrants			1,712				1,712
Amortization of deferred stock compensation				128			128

Balances at December 31, 2004	23,526,067	$104,027	$3,686	$(2)	$59	$(113,737)	$(5,967)
Net loss						(13,085)	(13,085)	$(13,085)
Foreign currency translation adjustment					5		5	5

Comprehensive loss								$(13,080)

Issuance of stock for ESPP purchase	55,967	233					233
Exercise of stock options	778,393	2,017					2,017
Amortization of deferred stock compensation				2			2

Balances at December 31, 2005	24,360,427	$106,277	$3,686	$—	$64	$(126,822)	$(16,795)
Net loss						(10,424)	(10,424)	$(10,424)
Foreign currency translation adjustment					3		3	3

Comprehensive loss								$(10,421)

Issuance of stock for ESPP purchase	47,335	242					242
Exercise of stock options	389,810	1,009					1,009
Stock-based compensation		2,937					2,937
Excess tax benefits from stock-based compensation		36					36

Balances at December 31, 2006	24,797,572	$110,501	$3,686	$—	$67	$(137,246)	$(22,992)

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(10,424)	$(13,085)	$(20,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	772	730	874
Amortization of intangibles	969	1,256	1,470
Stock-based compensation	2,937	2	128
Excess tax benefits from stock-based compensation	(36)	—	—
Interest expense — accretion on 5% Convertible Debenture (Note 7)	632	634	15
Interest and other expense — Microsoft (Note 9)	—	—	598
Fair value adjustment of Put Option and Registration Rights	(34)	(128)	—
Loss on disposal of equipment	15	10	4
Write off of intangibles	69	—	—
Changes in operating assets and liabilities:
Accounts receivable	(503)	791	(500)
Inventories	79	(814)	293
Prepaid expenses and other current assets	(71)	149	(154)
Accounts payable	191	(2,087)	805
Accrued compensation and other current liabilities	516	(709)	432
Deferred revenue and customer advances	9,465	15,461	1,223
Other long-term liabilities	760	—	—

Net cash provided by (used in) operating activities	5,337	2,210	(15,550)

Cash flows from investing activities:
Intangibles and other assets	(1,614)	(1,025)	(1,918)
Purchases of property and equipment	(1,130)	(967)	(623)
Proceeds from the sale of property and equipment	—	5	—

Net cash used in investing activities	(2,744)	(1,987)	(2,541)

Cash flows from financing activities:
Issuance of 5% Convertible Debenture	—	—	20,000
Increase in issuance cost of 5% Convertible Debenture (Note 7)	—	(55)	—
Issuance of common stock under employee stock purchase plan	242	233	170
Exercise of stock options	1,009	2,017	1,587
Excess tax benefits from stock-based compensation	36	—	—
Dividends paid on Series A Redeemable Convertible Preferred Stock (Note 9)	—	—	(281)
Payment on notes payable and capital leases	(5)	(11)	(32)

Net cash provided by financing activities	1,282	2,184	21,444

Effect of exchange rates on cash and cash equivalents	(34)	226	447

Net increase in cash and cash equivalents	3,841	2,633	3,800
Cash and cash equivalents:
Beginning of year	28,171	25,538	21,738

End of year	32,012	28,171	25,538

Supplemental disclosure of cash flow information:
Cash paid for taxes	$28	$55	$160

Cash paid for interest	$1,004	$1,026	$3

Supplemental disclosure of noncash investing and financing activities:
Transfer to common stock of long-term customer advance from Microsoft (Note 9)	$—	$—	$12,367

Issuance of common stock warrants in connection with the issuance of the 5% Convertible Debentures	$—	$—	$1,712

Costs related to debt issuance	$—	$—	$1,392

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005, and 2004

1.	Significant Accounting Policies

Description of Business — Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that enhance digital devices with touch interaction.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from its review and assessment of its customers’ ability to make required payments. The Company reviews its trade receivables by aging categories to identify significant customers with known disputes or collection issues. For accounts not specifically identified, the Company provides reserves based on historical levels of credit losses and reserves.

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

Long-lived Assets — The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. As of December 31, 2006, management believes that no impairment losses are required.

Product Warranty — The Company sells the majority of its products with warranties ranging from three to twenty-four months. Historically, warranty-related costs have not been significant.

Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards, including SAB No. 104, “Revenue Recognition,” EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and the AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.

Royalty and license revenue — The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue based on either the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when VSOE related to the value of the services does not exist.

The Company generally recognizes revenue from its licensees under one or a combination of the following models:

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted. Licensees have certain rights to updates to the intellectual property portfolio during the contract period.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or EITF No. 00-21, as applicable.

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

Advertising — Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $279,000, $179,000, and $166,000 in 2006, 2005, and 2004, respectively.

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

Stock-based Compensation — On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R, “Share-Based Payment” which replaced SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. Prior to the adoption of SFAS No. 123R, the Company used the Black-Scholes model, multi-option approach to determine the fair value of stock options and employee stock purchase plan shares for pro forma disclosures.

With respect to its adoption of SFAS No. 123R, the Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows for the year ended December 31, 2006. See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures as if the Company had recorded stock-based compensation expense for prior periods.

Comprehensive Loss — Comprehensive loss includes net loss as well as other items of comprehensive income. The Company’s other comprehensive income consists of foreign currency translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statement of Stockholders’ Deficit.

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

Concentration of Credit Risks — Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable. The Company invests primarily in money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company sells products primarily to companies in North America, Europe, and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

The Company has incurred net losses each year since 1997 including losses of $10.4 million in 2006, $13.1 million in 2005, and $20.7 million in 2004. As of December 31, 2006, the Company had an accumulated deficit of $137.2 million. The Company believes its cash and cash equivalents are sufficient to meet its anticipated cash needs for working capital and capital expenditures through at least December 31, 2007.

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

Fair Value of Financial Instruments — Financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and long-term debt. Cash equivalents are stated at fair value based on quoted market prices. The recorded cost of accounts receivable, accounts payable, and long-term debt approximate the fair value of the respective assets and liabilities.

Foreign Currency Translation — The functional currency of the Company’s foreign subsidiary is its local currency. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiary are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in earnings.

Recent Accounting Pronouncements — In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and SFAS No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition for fair value as it applies to assets and liabilities. SFAS No. 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its financial position and results of operations.

2.	Cash and Cash Equivalents

	December 31,
	2006	2005
	(In thousands)

Cash	$2,146	$1,847
Cash equivalents:
Certificate of deposit	25	25
Money market funds	29,841	26,299

Total cash equivalents	$29,866	$26,324

Total cash and cash equivalents	$32,012	$28,171

3.	Inventories

	December 31,
	2006	2005
	(In thousands)

Raw materials and subassemblies	$2,267	$2,369
Work in process	110	55
Finished goods	262	231

Inventories, net	$2,639	$2,655

4.	Property and Equipment

	December 31,
	2006	2005
	(In thousands)

Computer equipment and purchased software	$2,980	$2,974
Machinery and equipment	2,817	2,235
Furniture and fixtures	1,280	1,229
Leasehold improvements	824	798

Total	7,901	7,236
Less accumulated depreciation	(6,254)	(5,870)

Property and equipment, net	$1,647	$1,366

5.	Intangibles and Other Assets

	December 31,
	2006	2005
	(In thousands)

Patents and technology	$13,011	$11,478
Other assets	105	83

Gross intangibles and other assets	13,116	11,561
Accumulated amortization of patents and technology	(5,731)	(4,774)

Intangibles and other assets, net	$7,385	$6,787

Amortization of intangibles during the years ended December 31, 2006, 2005, and 2004 was $969,000, $1.3 million, and $1.5 million, respectively. The estimated annual amortization expense for intangible assets as of December 31, 2006 is $904,000 in 2007, $909,000 in 2008, $790,000 in 2009, $719,000 in 2010, $677,000 in 2011, and $3.3 million in total for all years thereafter.

6.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2006	2005
	(In thousands)

Accrued legal	$256	$307
Other current liabilities	1,494	1,297

Total other current liabilities	$1,750	$1,604

Deferred revenue	$1,646	$2,702
Customer advances	70	39

Total deferred revenue and customer advances	$1,716	$2,741

7.	Long-term Debt

	December 31,
	2006	2005
	(In thousands)

5% Senior Subordinated Convertible Debenture	$18,122	$17,490
Other	—	5

Total	18,122	17,495
Current portion	—	(5)

Total long-term debt	$18,122	$17,490

5% Senior Subordinated Convertible Debenture (5% Convertible Debenture) — On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest have not been converted into common shares or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year and is payable on the last day of each calendar quarter. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion rights or rights of redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into the Company’s common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of its 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by 100% of the principal amount of the 5% Convertible Debenture. The Conversion Price will be reduced in certain instances when the Company sells, or is deemed to have sold shares of common stock at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to directly or indirectly incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.

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

Registration Rights — On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures and the shares of common stock issuable upon conversion of the debentures and exercise of the warrants was declared effective by the SEC. The Company expects to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.

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

Annual maturities of long-term debt as of December 31, 2006 are $20.0 million in fiscal year 2009.

8.	Long-term Deferred Revenue

Long-term deferred revenue included payments totaling approximately $27.9 million and $16.8 million as of December 31, 2006 and 2005, respectively, of compulsory license fees and interest from Sony Computer Entertainment pursuant to Court orders dated January 10 and February 9, 2005. Due to the contingent nature of the court-ordered payments made by Sony Computer Entertainment, the Company will not record any revenue or interest associated with these payments as revenue or income until such time as the contingency lapses. See Note 22 regarding subsequent event.

9.	Long-term Customer Advance from Microsoft

On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell up to $9.0 million of debentures to Microsoft under the terms and conditions established in newly authorized 7% Debentures with annual draw down rights over a 48-month period. The sublicense rights provided to Microsoft to contract directly with Sony Computer Entertainment have now expired. The Company has not sold any 7% Debentures, of which $4.0 million were available for sale at December 31, 2006.

Under these agreements, in the event of a settlement of the Sony Computer Entertainment litigation, the Company is obligated to pay Microsoft a minimum of $15.0 million for any amounts received from Sony up to $100.0 million, plus 25% of any amounts over $100.0 million up to $150.0 million, and 17.5% of any amounts over $150.0 million. On March 1, 2007, the Company and Sony Computer Entertainment announced that the companies agreed to conclude their patent litigation at the U.S. Court of Appeals for the Federal Circuit, and additionally agreed to enter into a new business agreement to explore the inclusion of the Company’s technology in PlayStation format products. See Note 22 regarding subsequent event. The Company believes that it is not obligated under its agreements with Microsoft to make any payment to Microsoft relating to the conclusion of the patent litigation with Sony Computer Entertainment. However, it is uncertain that Microsoft will accept the Company’s position or that the Company will ultimately prevail with its position.

10.	Commitments

The Company leases several of its facilities, vehicles, and some office equipment under noncancelable operating lease arrangements that expire at various dates through 2010.

Minimum future lease payments are as follows:

Operating Leases
(In thousands)

2007	$994
2008	925
2009	713
2010	319

Total future minimum lease payments	$2,951

Rent expense was $1.1 million, $1.1 million, and $1.0 million in 2006, 2005, and 2004, respectively.

11.	Stock-based Compensation and Stockholders’ Deficit

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Under the Company’s stock option plans, the Company may grant options to purchase up to 16,338,095 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. On December 31, 2006, options to purchase 2,468,798 shares of common stock were available for grant, and options to purchase 7,585,423 shares of common stock were outstanding.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2006, 294,139 shares had been purchased under the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for sales made under the ESPP.

The Company did not modify its stock option or employee stock purchase plans in the year ended December 31, 2006.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option program:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value

Outstanding at January 1, 2004 (3,470,621 exercisable at a weighted average price of $9.61 per share)	7,336,908	$6.40
Granted (weighted average fair value of $4.91 per share)	2,124,310	6.81
Exercised	(620,210)	2.56
Canceled	(1,246,381)	6.31

Outstanding at December 31, 2004 (4,126,485 exercisable at a weighted average price of $8.33 per share)	7,594,627	6.84
Granted (weighted average fair value of $3.43 per share)	1,158,400	6.75
Exercised	(778,393)	2.59
Canceled	(633,838)	7.28

Outstanding at December 31, 2005 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	7.24
Granted (weighted average fair value of $4.31 per share)	1,224,453	6.90
Exercised	(389,810)	2.59
Canceled	(590,016)	7.64

Outstanding at December 31, 2006	7,585,423	$7.40	6.30	$11.1 million

Exercisable at December 31, 2006	5,403,314	$7.65	5.41	$9.8 million

The expected to vest balance as of December 31, 2006 is equal to the outstanding balance at that date without consideration of forfeitures.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2006. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $1.7 million for the year ended December 31, 2006.

Additional information regarding options outstanding as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
Range of		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Number	Contractual	Exercise	Number	Exercise
	Outstanding	Life (Years)	Price	Exercisable	Price

$0.64 - $ 1.76	1,178,373	5.89	$1.49	1,154,126	$1.49
1.79 - 6.00	779,011	6.58	4.18	556,040	3.76
6.02 - 6.20	966,750	6.72	6.13	786,749	6.13
6.23 - 6.95	1,251,769	8.54	6.78	264,703	6.52
6.96 - 7.00	1,035,086	7.57	6.99	615,183	6.99
7.02 - 8.98	1,241,949	4.85	8.38	962,778	8.58
9.24 - 17.13	852,353	4.43	11.67	783,603	11.89
23.13 - 33.50	249,747	3.19	31.34	249,747	31.34
34.75 - 34.75	5,499	3.09	34.75	5,499	34.75
43.25 - 43.25	24,886	3.28	43.25	24,886	43.25

$0.64 - $43.25	7,585,423	6.30	$7.40	5,403,314	$7.65

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. See Note 1 for a description of the Company’s adoption of SFAS No. 123R.

Valuation and amortization method — The Company uses the Black-Scholes model, single-option approach to determine the fair value of stock options and employee stock purchase plan shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Prior to the adoption of SFAS No. 123R, the Company used the Black-Scholes model, multiple-option approach to determine the fair value of stock options and employee stock purchase plan shares and amortization of resulting stock-based compensation amounts included in its pro forma disclosures of SFAS No. 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

Expected term — The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB No. 107. The expected term of employee stock purchase plan shares is the length of the offering period.

Expected volatility — The Company estimates the volatility of its common stock taking into consideration its historical stock price movement, the volatility of stock prices of companies of similar size with similar businesses, if any, and its expected future stock price trends based on known or anticipated events.

Risk-free interest rate — The Company bases the risk-free interest rate that it uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected dividend — The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option-pricing model.

Forfeitures — The Company is required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

The assumptions used to value option grants and shares under the employee stock purchase plan are as follows:

	Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Expected life (in years)	6.25	2.5	2.5	0.5	0.5	0.5
Interest rate	4.8%	4.1%	2.8%	4.9%	3.7%	1.4%
Volatility	62%	63%	107%	51%	33%	92%
Dividend yield	—	—	—	—	—	—

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

Year Ended December 31,
2006
Income Statement Classifications	(In thousands)

Cost of product sales	$70
Sales and marketing	1,230
Research and development	492
General and administrative	1,145

Total	$2,937

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For year ended December 31, 2006, the Company recorded $36,000 of excess tax benefits from stock-based compensation. Total cash flow under the new accounting rules is the same as under the old accounting rules.

The Company has calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS No. 123R. The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. The Company includes only those excess tax benefits that have been realized in accordance with SFAS No. 109, “Accounting for Income Taxes.” If the amount of future tax deficiencies is greater than the available APIC pool, the Company will record the excess as income tax expense in its consolidated statements of operations.

As of December 31, 2006, there was $3.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 1.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following table sets forth the pro forma amounts of net loss and net loss per share, for the years ended December 31, 2005 and 2004, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net loss — as reported	$(13,085)	$(20,738)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	2	128
Less: Stock-based compensation expense determined using fair value method, net of tax	(5,088)	(6,663)

Net loss — pro forma	$(18,171)	$(27,273)

Basic and diluted loss per common share — as reported	$(0.54)	$(0.91)
Basic and diluted loss per common share — pro forma	$(0.76)	$(1.20)

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

12.	Litigation Settlement

On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source. On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which Electro Source makes royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. Both companies also have agreed to explore the possibility of working together in technology or engineering related assignments. For the year ended December 31, 2006, Electro Source paid the Company litigation settlement payments of $1.7 million. The Company and Electro Source each assumed financial responsibility for their respective legal costs with respect to this lawsuit.

13.	Restructuring Costs

The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” There were no restructuring costs incurred in the year ended December 31, 2006. Restructuring costs of $185,000 incurred in the year ended December 31, 2005 consisted of severance benefits paid as a result of a reduction in workforce. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the 2005 reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.

Restructuring costs for the year ended December 31, 2005 were as follows:

	Year Ended December 31, 2005
		Restructuring
		costs expensed	Restructuring	Restructuring
	Restructuring	in the Year	costs paid	costs unpaid as
	costs unpaid as	Ended	through	of
	of December 31,	December 31,	December 31,	December 31,
	2004	2005	2005	2005
	(In thousands)

Nature of Restructuring Costs:
Reduction in Force	$—	$185	$185	$—

14.	Income Taxes

For the years ended December 31, 2006, 2005, and 2004, the Company recorded a provision (benefit) for income taxes of $144,000, $158,000 and $(151,000), respectively, yielding effective tax rates of 1.4%, 1.2%, and (0.7)%, respectively. The provisions for income tax were based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although the Company incurred pre-tax losses, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $11.1 million and $16.8 million for the years ended December 31, 2006, and 2005, respectively, created alternative minimum taxable income. For the year ended December 31, 2004, the Company reversed the tax provision that had been recorded in 2003 due to the non-recognition of deferred revenues for 2003 tax return purposes.

Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$26,124	$28,111
Deferred revenue	13,524	8,922
Deferred rent	27	21
Research and development credits	1,665	1,611
Reserves and accruals recognized in different periods	1,315	560
Long-term customer advance from Microsoft	6,112	6,112
Basis difference in investment	1,328	1,328
Capitalized R&D expenses	487	522

Total deferred tax assets	50,582	47,187
Deferred tax liabilities:
Depreciation and amortization	(2,532)	(2,106)
Difference in tax basis of purchased technology	(191)	(355)
Valuation allowance	(47,859)	(44,726)

Net deferred tax assets	$—	$—

The Company’s effective tax rate differed from the expected benefit at the federal statutory tax rate as follows:

	2006	2005	2004

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.8)	(6.1)	(3.0)
Non-deductible interest	8.8	1.4	—
Stock compensation expense	4.0	—	0.2
Other	(0.7)	1.4	(0.2)
Valuation allowance	30.1	39.5	37.3

Effective tax rate	1.4%	1.2%	(0.7)%

Substantially all of the Company’s loss from operations for all periods presented is generated from domestic operations.

At December 31, 2006, the Company has federal and state net operating loss carryforwards of $72.4 million and $23.8 million, respectively, expiring from 2011 through 2026 and from 2007 through 2016, respectively.

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

15.	Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Numerator:
Net loss	$(10,424)	$(13,085)	$(20,738)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	24,556	24,027	22,698

Net loss per share, basic and diluted	$(0.42)	$(0.54)	$(0.91)

For the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2006	2005	2004

Outstanding stock options	7,585,423	7,340,796	7,594,627
Warrants	808,762	808,762	808,762
5% Senior Subordinated Convertible Debentures	2,846,363	2,846,363	2,846,363

16.	Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The Company did not make any contributions during the years ended December 31, 2006, 2005, or 2004.

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

As of December 31, 2006, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 2006, 2005, and 2004. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

18.	Related Parties

In July 2003 the Company entered into a consulting agreement with a member of its board of directors to assist with certain marketing initiatives of its wholly owned subsidiary, Immersion Medical. Under the terms of the consulting agreement the board member received $15,000 per month compensation and reimbursement of out-of-pocket travel expenses. The initial term of the consulting agreement was six months and was renewable for subsequent three-month terms unless either party notified the other of its election to terminate the agreement. The consulting agreement was terminated in April 2004. During the year ended December 31, 2004 the board member earned compensation of $50,000.

19.	Contingencies

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

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving Immersion as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. The court will resume consideration of whether to grant final approval to the settlement following further appellate review, if any, of the decision in In re Initial Public Offering Securities Litigation, 471 F.3d 24, 2006 WL 3499937 (2d Cir. Dec. 5, 2006).

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

On January 5 and 6, 2005, the Court held a bench trial on Sony Computer Entertainment’s remaining allegations that the ’333 patent was not enforceable due to alleged inequitable conduct. On March 24, 2005, the Court resolved this issue, entering a written order finding in the Company’s favor.

On March 24, 2005, Judge Wilken also entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages, and pre-judgment interest in the amount of $8.9 million, for a total of $90.9 million. The Company was also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005, pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of the Company and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.

Sony Computer Entertainment had filed further motions seeking “judgment as a matter of a law” (JMOL) or for a new trial, and a motion for a stay of an accounting and execution of the Judgment. On May 17, 2005, Judge Wilken denied these motions.

On April 27, 2005, the Court granted Sony Computer Entertainment’s request to approve a supersedeas bond, secured by a cash deposit with the Court in the amount of $102.5 million, to obtain a stay of enforcement of the Court’s Amended Judgment pending appeal. On May 17, 2005, the Court issued a minute order stating that in lieu of the supersedeas bond the Court would allow Sony Computer Entertainment to place the funds on deposit with the Court in an escrow account subject to acceptable escrow instructions. The parties negotiated escrow instructions, and on June 12, 2006, the Court granted the parties’ stipulated request to withdraw the funds from the Court and deposit them in an escrow account with JP Morgan Chase. Sony Computer Entertainment has withdrawn the funds from the Court and deposited them in the JP Morgan Chase escrow account.

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

On July 21, 2005, Sony Computer Entertainment filed a motion in the District Court before Judge Wilken seeking relief from the final judgment under Rule 60(b) of the Federal Rules of Civil Procedure on the grounds of alleged fraud and “newly discovered evidence” of purported prior art, which Sony Computer Entertainment contends the Company concealed and withheld attributable to Mr. Craig Thorner, a named inventor on three patents that Sony Computer Entertainment urged as a basis for patent invalidity during the trial. A hearing on this motion was held before Judge Wilken on January 20, 2006. On March 8, 2006, the Court entered an Order which denied Sony Computer Entertainment’s motion pursuant to Rule 60(b) of the Federal Rules of Civil Procedure in its entirety. On April 7, 2006, Sony Computer Entertainment filed a Notice of Appeal to the United States Court of

Appeals for the Federal Circuit to appeal this ruling and filed its opening brief on June 16, 2006. The Company’s opposition brief was filed on August 30, 2006, and Sony Computer Entertainment filed its reply brief on October 2, 2006. On January 8, 2007, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit.

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

On December 13, 2005, Sony Computer Entertainment filed a lawsuit against the PTO in the U.S. District Court for the Eastern District of Virginia claiming that the PTO erred in suspending the inter partes reexamination on November 17, 2005. The case was assigned to U.S. District Judge Ellis. The Company moved to intervene in the lawsuit, and on March 31, 2006, the Court granted the Company’s motion to intervene “of right.” The Court entered a scheduling order which precluded discovery and set an expedited briefing schedule for motions for summary judgment. After briefing, Judge Ellis held a hearing on the summary judgment motions on April 21, 2006. The Court granted summary judgment in the Company’s and the PTO’s favor on all grounds on May 22, 2006. Sony Computer Entertainment has not appealed this judgment.

On March 1, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals from the District Court’s April 7, 2005, Amended Judgment (and all interlocutory orders merged in the Amended Judgment). On March 2, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeal from the District Court’s March 8, 2006, order denying Sony Computer Entertainment’s motion for relief from final judgment under Rule 60(b) of the Federal Rules of Civil Procedure. On March 8, 2007, the Federal Circuit ordered the dismissal of the Sony Computer Entertainment Rule 60(b) appeal. On March 14, 2007, the Federal Circuit dismissed the Sony Computer Entertainment appeal of the Amended Judgment (and all interlocutory orders merged in the Amended Judgment). See Note 22 regarding subsequent event for further discussion.

Internet Services LLC Litigation

On October 20, 2004, ISLLC, the Company’s licensee and the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against the Company in its lawsuit against Sony Computer Entertainment, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and the Company of the damages awarded by the jury and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

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

ISLLC filed a notice of appeal of those orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed the Company to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006. As noted above, on October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. The matter was taken under submission, pending a decision.

On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. On December 1, 2006, the parties again stipulated to continue the stay and reschedule the Case Management conference until April 13, 2007, pending the Federal Circuit’s disposition on the appeal.

The Company intends to defend itself vigorously against ISLLC’s allegations. The parties participated in a court-ordered mediation on March 12, 2007, but were unsuccessful in resolving the matter.

Immersion Corporation vs. Thorner

On March 24, 2006, the Company filed a lawsuit against Mr. Craig Thorner in Santa Clara County Superior Court. The complaint alleges claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which the Company has alleged is in violation of contractual obligations to it. The case was removed to federal court by Mr. Thorner, and has been assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to the Company’s claims and asserted counterclaims against the Company seeking, among other things, a portion of the proceeds from the Company’s license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, the Company filed a motion for judgment on the pleadings seeking the dismissal of Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from the Company’s license with Microsoft. On September 1, 2006, the Court held a hearing on the Company’s motion. On September 12, 2006, the Court issued an order granting the Company’s motion for judgment on the pleadings as to Mr. Thorner’s alleged claims for breach of contract and fraud. The Court dismissed Mr. Thorner’s breach of contract and fraud claims, and allowed Mr. Thorner leave to amend his claim for alleged breach of contract with respect to alleged violations of the Company’s reporting requirements that do not flow from the failure to report the Microsoft Settlement Agreement.

The parties participated in a court-ordered mediation on November 7, 2006, but were not successful in resolving the matter. The parties are in the process of conducting discovery.

On November 22, 2006, Thorner brought a motion for summary judgment arguing that the Company’s breach of contract claim was barred by the doctrine of judicial estoppel as a result of a statement made in connection with the Sony Computer Entertainment Rule 60 (b) motion. On January 26, 2007, the Court held a hearing on Thorner’s motion. On January 29, 2007, the Court issued an order denying Thorner’s summary judgment motion, ruling that the Company’s breach of contract claim was not barred by judicial estoppel. On February 5, 2007, with leave of Court, the Company filed a First Amended Complaint in the action to add Thorner’s company, Virtual Reality Feedback Corporation (“VRF”), as a party-defendant. On February 9, 2007, Thorner filed an Amended Answer and Counterclaims. The Amended Counterclaims against the Company dropped the previously-dismissed counterclaims based on Thorner’s claims for a share of the Company’s settlement with Microsoft, but alleged other counterclaims for alleged Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Promissory Fraud, Breach of Fiduciary Duty, Negligent Misrepresentation and Rescission. Thorner alleged in part that the Company breached its agreement with Thorner by failing to pay royalties for Vibetonz Studio SDK and Immersion Studio for Gaming; that the Company breached alleged duties to Thorner to license the ‘722 patent; and that Thorner’s agreement with the Company should be rescinded. Thorner’s Amended Counterclaim does not specify an amount of damages sought but alleges that Thorner has been damaged in an amount to be proven at trial. The Company disputes Thorner’s allegations and intends to vigorously oppose them.

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

See also Note 7 regarding contingencies relating to the 5% Senior Subordinated Convertible Debenture.

20.	Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engages users’ sense of touch when operating digital devices. The Company focuses on five application areas — gaming, mobility, 3D, touch interface, and medical. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical. The Company determines its reporting segments in accordance with criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The gaming, mobility, 3D, and touch interface areas do not individually meet the criteria for segment reporting as set out in SFAS No. 131.

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

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

	Immersion
	Computing,
	Entertainment,	Immersion	Intersegment
	and Industrial	Medical	Eliminations(3)	Total
	(In thousands)

2006
Revenues
Royalty and license	$7,156	$148	$—	$7,304
Product sales	5,348	11,825	(90)	17,083
Development contracts and other	1,306	2,160	—	3,466

Total revenues	$13,810	$14,133	$(90)	$27,853

Income (loss) from operations	$(9,812)	$850	$9	$(8,953)
Interest and other income	275	—	—	275
Interest expense(1)	(1,598)	(4)	—	(1,602)
Depreciation and amortization	1,218	523	—	1,741
Net income (loss)	(11,278)	845	9	(10,424)
Long-lived assets: capital expenditures and capitalized patent fees	1,798	946	—	2,744
Total assets	64,280	7,494	(21,759)	50,015

	Immersion
	Computing,
	Entertainment,	Immersion	Intersegment
	and Industrial	Medical	Eliminations(3)	Total
	(In thousands)

2005
Revenues
Royalty and license	$8,205	$683	$—	$8,888
Product sales	4,894	8,066	(198)	12,762
Development contracts and other	1,741	1,011	(125)	2,627

Total revenues	$14,840	$9,760	$(323)	$24,277

Income (loss) from operations(2)	$(9,118)	$(2,845)	$63	$(11,900)
Interest and other income	490	—	—	490
Interest expense(1)	(1,506)	—	—	(1,506)
Depreciation and amortization	1,654	334	—	1,988
Net income (loss)(2)	(10,306)	(2,842)	63	(13,085)
Long-lived assets: capital expenditures and capitalized patent fees	1,378	614	—	1,992
Total assets	60,457	6,166	(21,863)	44,760
2004
Revenues
Royalty and license	$6,997	$1,781	$—	$8,778
Product sales	5,503	6,244	(103)	11,644
Development contracts and other	1,472	1,941	(72)	3,341

Total revenues	$13,972	$9,966	$(175)	$23,763

Income (loss) from operations	$(17,482)	$(2,926)	$16	$(20,392)
Interest and other income	168	—	—	168
Interest expense(1)	(39)	(2)	—	(41)
Depreciation and amortization	2,188	284	—	2,472
Net income (loss)	(17,805)	(2,949)	16	(20,738)
Long-lived assets: capital expenditures and capitalized patent fees	2,187	354	—	2,541
Total assets	55,145	5,989	(18,884)	42,250

(1)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable, recorded as interest expense.

(2)	Included in income (loss) from operations and net income (loss) in 2005 are restructuring costs of $59,000 for the Immersion Computing, Entertainment, and Industrial segment and $126,000 for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

(3)	Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.

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

Revenue by Product Lines

Information regarding revenue from external customers by product lines is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Consumer, Computing, and Entertainment	$5,290	$6,743	$6,181
3D	4,770	4,594	5,049
Touch Interface Products	3,660	3,306	2,637

Subtotal Immersion Computing, Entertainment, and Industrial	13,720	14,643	13,867
Immersion Medical	14,133	9,634	9,896

Total	$27,853	$24,277	$23,763

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended December 31,
	2006	2005	2004

North America	70%	70%	71%
Europe	16%	17%	18%
Far East	12%	6%	9%
Rest of the world	2%	7%	2%

Total
	100%	100%	100%

For the years ended December 31, 2006, 2005, and 2004 The Company derived 69%, 68%, and 69%, respectively, of its total revenues from the United States of America. The Company derived 10% of its total revenues from Germany for the year ended December 31, 2005. Revenues from other countries represented less than 10% individually for the periods presented.

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Customer A	*	11%	10%
Customer B	18%	11%	17%

Total	18%	22%	27%

*	Revenue derived from customer represented less than 10% for the period.

Of the significant customers noted above, Customer B had a balance of 49%, 19%, and 27% of the outstanding accounts receivable at December 31, 2006, 2005, and 2004, respectively.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2006 and December 31, 2005.

21.	Quarterly Results of Operations

The following table presents certain consolidated statement of operations data for our eight most recent quarters.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands, except per share data)

Revenues	$8,609	$6,559	$6,653	$6,032	$6,872	$5,387	$6,246	$5,772
Gross profit	6,553	4,579	4,851	4,677	5,234	3,631	4,583	4,383
Operating loss	(1,605)	(2,773)	(2,075)	(2,500)	(2,646)	(3,881)	(2,590)	(2,783)
Net loss	(1,982)	(3,157)	(2,379)	(2,906)	(2,965)	(4,158)	(2,829)	(3,133)
Basic and diluted net loss per share	$(0.08)	$(0.13)	$(0.10)	$(0.12)	$(0.12)	$(0.17)	$(0.12)	$(0.13)
Shares used in calculating basic and diluted net loss per share	24,662	24,590	24,546	24,419	24,244	24,132	24,050	23,663

22.	Subsequent Event

On March 1, 2007, the Company and Sony Computer Entertainment announced that they were concluding their patent litigation at the U.S. Court of Appeals for the Federal Circuit. In accordance with the Amended Judgment, the Company will receive funds totaling approximately $97.2 million inclusive of the award for past damages for sales and other activities with respect to the infringing Sony Computer Entertainment PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents, pre-judgment interest and costs, and post-judgment interest. Additionally the Company will retain the $32.3 million of compulsory license fees and interest thereon previously paid to it by Sony Computer Entertainment ($27.9 million in long-term deferred revenue at December 31, 2006 and $4.4 million received subsequent to year end).

The Company also agreed to enter into a new business agreement to explore the inclusion of the Company’s technology in PlayStation format products. Under the new business agreement, the Company grants Sony Computer Entertainment and its affiliates certain rights with respect to its PlayStation family of products, including (a) a release of all claims arising before the effective date of direct or indirect infringement of the Company’s patents for Sony Computer Entertainment’s and its affiliates’ products that were not the subject of the litigation, (b) a worldwide, non-transferable, non-exclusive license of the Company’s patents for the use, development, manufacture, sale, lease, importation and distribution after the effective date of Sony Computer Entertainment’s and its affiliates’ litigated and non-litigated, existing PlayStation family of products, including consoles, haptic game devices and games, (c) a worldwide, non-transferable, non-exclusive license to the Company’s patents for the use, development, manufacture, sale, lease, importation and distribution after the effective date of Sony Computer Entertainment’s existing PlayStation consoles, games and haptic game devices to operate in conjunction with third-party haptic game devices that were designed for use on existing Sony PlayStation consoles, and (d) a worldwide, non-transferable, non-exclusive license of the Company’s patents to Game Developers for the use, development, manufacture, sale, lease, importation and distribution after the effective date of games that were designed to be played on the existing PlayStation consoles. In exchange for these rights, Sony Computer Entertainment grants the Company certain covenants not to sue with respect to its and its affiliates’ patents, and agrees to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009.

Additionally, the Company grants to Sony Computer Entertainment and its affiliates an option for a license of the Company’s patents with respect to future Sony Computer Entertainment products in the gaming field of use, including future PlayStation system platforms, haptic game devices and games, which Sony Computer

Entertainment may exercise at any time during the term of the agreement, upon payment of, and agreement to pay, certain other fees and royalty amounts.

The rights granted by the Company do not cover adult, foundry, medical, automotive, industrial, mobility or gambling products.

The Company believes that it is not obligated under its agreements with Microsoft to make any payment to Microsoft relating to the conclusion of the patent litigation with Sony Computer Entertainment. However, it is uncertain that Microsoft will accept the Company’s position or that the Company would ultimately prevail with its position. In the event that Microsoft were to prevail, the Company would be obligated to pay Microsoft a minimum of $15.0 million for any amounts received from Sony up to $100.0 million, plus 25% of any amounts over $100.0 million and up to $150.0 million and 17.5% of any amounts over $150.0 million. See Note 9 for further discussion and details regarding Microsoft.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Immersion Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule (which report on the consolidated financial statements includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ).

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 15, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2007 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2007 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2007 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Director Independence” in Immersion’s definitive Proxy Statement for its 2007 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Auditors” in Immersion’s definitive Proxy Statement for its 2007 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2006, 2005, and 2004 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 97

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.	Exhibits:

The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.3	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.4	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.5	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc., and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative, and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)

Exhibit
Number	Description

3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.5	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.6	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3	Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4	Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5	Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.7	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.8	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.9	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)

Exhibit
Number		Description

10.10		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.11		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.12		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.13		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.14		Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.15		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.16		Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.17		Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.) #
10	.18*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.19*	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.20		Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.21		Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.) #
10.22		License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10.23		Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10	.24*	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10	.25*	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.26		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.27		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.28		New form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)

Exhibit
Number		Description

10.29		Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10.30		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10	.31*	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10	.32*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 11, 2005.)
10	.33*	Employment Agreement dated March 27, 2006 by and between Immersion Corporation and Michael Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on March 31, 2006.)
10	.34*	Variable Compensation Plan dated March 27, 2006 by and between Immersion Corporation and Michael Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on March 31, 2006.)
10	.35*	Variable Compensation Plan dated April 18, 2006 by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on April 21, 2006.)
10	.36*	Amendment No. #1 to Employment Agreement dated May 25, 2006, by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) May 26, 2006.)
21.1		Subsidiaries of Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ STEPHEN AMBLER
Stephen Ambler
Chief Financial Officer and Vice President, Finance

Date: March 15, 2007

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

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	President, Chief Executive Officer, and Director	March 15, 2007

/s/ STEPHEN AMBLER Stephen Ambler	Chief Financial Officer and Vice President, Finance	March 15, 2007

/s/ JOHN HODGMAN John Hodgman	Director	March 15, 2007

/s/ JONATHAN RUBINSTEIN Jonathan Rubinstein	Director	March 15, 2007

/s/ JACK SALTICH Jack Saltich	Director	March 15, 2007

/s/ EMILY LIGGETT Emily Liggett	Director	March 15, 2007

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 15, 2007

/s/ ANNE DEGHEEST Anne DeGheest	Director	March 15, 2007

SCHEDULE II

VALUATION AND QUALIFIYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
	(In thousands)

Year ended December 31, 2006
Allowance for doubtful accounts	$383	$(164)	$80	$139
Year ended December 31, 2005
Allowance for doubtful accounts	$159	$259	$35	$383
Year ended December 31, 2004
Allowance for doubtful accounts	$147	$27	$15	$159

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization with Cybernet Systems Corporation (“Cybernet”), its wholly-owned subsidiary and our wholly-owned subsidiary dated March 4, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
2.2	Share Purchase Agreement with Haptic Technologies Inc. (“Haptech”) and 9039-4115 Quebec, Inc. (“Holdco”) and the Shareholders of Haptech and Holdco and 511220 N.B. Inc. (“Purchaser”) dated February 28, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 23, 2000.)
2.3	Indemnification and Joinder Agreement dated as of July 28, 2000, among Immersion Corporation, James F. Kramer and Marc Tremblay. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
2.4	Agreement and Plan of Merger dated as of July 28, 2000, among Immersion Corporation, VT Acquisition, Inc., Virtual Technologies, Inc., and James F. Kramer. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.5	Agreement and Plan of Reorganization dated as of July 31, 2000, among Immersion Corporation, HT Medical Systems, Inc., HT Merger, Inc., and Greg Merril. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.6	Indemnification and Joinder Agreement dated as of July 31, 2000, among Immersion Corporation, Gregg Merril, individually and as Representative, and other stockholders of HT Medical Systems, Inc. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
2.7	Escrow Agreement dated as of September 29, 2000, among Immersion Corporation, HT Medical Systems, Inc., Greg Merril as the Representative, and U.S. Trust Company, National Association. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
3.1	Amended and Restated Bylaws, dated October 23, 2002. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2003.)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.1	Information and Registration Rights Agreement dated April 13, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.2	Immersion Corporation Cybernet Registration Rights Agreement dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.3	Common Stock Agreement with Digital Equipment Corporation dated June 12, 1998. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
4.4	Registration Rights Agreement dated as of August 31, 2000, among Immersion Corporation and the shareholders party thereto. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on September 15, 2000.)
4.5	Form of 7% Senior Redeemable Convertible Debenture. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.6	Registration Rights Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
4.7	Stockholder’s Agreement by and between Immersion Corporation and Microsoft Corporation, dated July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)

Exhibit
Number		Description

10.2		1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3		Form of Indemnity Agreement. (Previously filed with Amendment No. 1 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 13, 1999.)
10.4		Common Stock Purchase Warrant issued to Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.5		Consulting Services Agreement with Cybernet Systems Corporation dated March 5, 1999. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.6		Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.7		Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.8		Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) ##
10.9		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.10		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.11		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.12		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.13		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.14		Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.15		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.16		Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.17		Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.) #
10	.18*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10	.19*	Independent Consultant Services Agreement dated February 11, 2002, between Immersion Corporation and Louis Rosenberg. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.20		Senior Redeemable Convertible Debenture Purchase Agreement by and between Immersion Corporation and Microsoft Corporation, dated as of July 25, 2003. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)

Exhibit
Number		Description

10.21		Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.) #
10.22		License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10.23		Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10	.24*	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10	.25*	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.26		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.27		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.28		New form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.29		Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10.30		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10	.31*	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10	.32*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 11, 2005.)
10	.33*	Employment Agreement dated March 27, 2006 by and between Immersion Corporation and Michael Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on March 31, 2006.)
10	.34*	Variable Compensation Plan dated March 27, 2006 by and between Immersion Corporation and Michael Zuckerman. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on March 31, 2006.)
10	.35*	Variable Compensation Plan dated April 18, 2006 by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on April 21, 2006.)
10	.36*	Amendment No. #1 to Employment Agreement dated May 25, 2006, by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) May 26, 2006.)
21.1		Subsidiaries of Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on November 14, 2000.)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

##	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.