Form 10-Q
period 2007-03-31
IMMERSION CORP
filed 2007-05-10
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Number of shares of common stock outstanding at May 4, 2007: 25,997,715

IMMERSION CORPORATION

INDEX

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$137,586	$32,012
Accounts receivable (net of allowances for doubtful accounts of: March 31, 2007 — $72 and December 31, 2006 — $139)	3,261	5,153
Inventories, net	3,287	2,639
Deferred income taxes	4,267	—
Prepaid expenses and other current assets	1,071	1,179

Total current assets	149,472	40,983
Property and equipment, net	1,597	1,647
Intangibles and other assets, net	8,758	7,385

Total assets	$159,827	$50,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,352	$2,334
Accrued compensation	1,673	1,526
Income taxes payable	11,035	—
Other current liabilities	2,134	1,750
Deferred revenue and customer advances	4,819	1,716

Total current liabilities	21,013	7,326
Long-term debt, less current portion	18,280	18,122
Long-term deferred revenue, less current portion	12,200	31,784
Long-term customer advance from Microsoft	—	15,000
Other long-term liabilities	783	775

Total liabilities	52,276	73,007

Contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: March 31, 2007 — 25,918,242 and December 31, 2006 — 24,797,572	118,618	110,501
Warrants	3,679	3,686
Accumulated other comprehensive income	67	67
Accumulated deficit	(14,813)	(137,246)

Total stockholders’ equity (deficit)	107,551	(22,992)

Total liabilities and stockholders’ equity (deficit)	$159,827	$50,015

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Royalty and license	$2,211	$1,910
Product sales	3,590	3,366
Development contracts and other	613	756

Total revenues	6,414	6,032

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,543	1,355
Sales and marketing	2,703	3,077
Research and development	2,543	1,729
General and administrative	3,259	2,811
Amortization of intangibles	254	210
Litigation conclusions and patent license	(134,900)	(650)

Total costs and expenses	(124,598)	8,532

Operating income (loss)	131,012	(2,500)
Interest and other income	361	103
Interest expense	(406)	(407)

Income (loss) before provision for income taxes	130,967	(2,804)
Provision for income taxes	(8,534)	(102)

Net income (loss)	$122,433	$(2,906)

Basic net income (loss) per share	$4.83	$(0.12)

Shares used in calculating basic net income (loss) per share	25,343	24,419

Diluted net income (loss) per share	$4.13	$(0.12)

Shares used in calculating diluted net income (loss) per share	29,683	24,419

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$122,433	$(2,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213	168
Amortization of intangibles	254	210
Stock-based compensation	634	723
Excess tax benefits from stock-based compensation	(2,940)	(16)
Interest expense — accretion on 5% Convertible Debenture	158	158
Fair value adjustment of Put Option and Registration Rights	(1)	(5)
Loss on disposal of equipment	—	3
Changes in operating assets and liabilities:
Accounts receivable	1,894	884
Inventories	(648)	(6)
Deferred income taxes	(5,508)	—
Prepaid expenses and other current assets	110	53
Accounts payable	(1,082)	(1,277)
Accrued compensation and other current liabilities	528	231
Income taxes payable	13,975	—
Deferred revenue and customer advances	(31,481)	4,555
Other long-term liabilities	10	—

Net cash provided by operating activities	98,549	2,775

Cash flows used in investing activities:
Intangibles and other assets	(386)	(280)
Purchases of property and equipment	(163)	(198)

Net cash used in investing activities	(549)	(478)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	147	126
Exercise of stock options and warrants	4,389	350
Excess tax benefits from stock-based compensation	2,940	16
Payments on notes payable and capital leases	—	(3)

Net cash provided by financing activities	7,476	489

Effect of exchange rates on cash and cash equivalents	98	(12)

Net increase in cash and cash equivalents	105,574	2,774
Cash and cash equivalents:
Beginning of the period	32,012	28,171

End of the period	$137,586	$30,945

Supplemental disclosure of cash flow information:
Cash paid for taxes	$10	$6

Cash paid for interest	$250	$254

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
  Description of Business — Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that enhance digital devices with touch interaction.
  Principles of Consolidation and Basis of Presentation — The condensed consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods have been included.
     The results of operations for the interim periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
  Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards, including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
  Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 “Accounting for Income Taxes,” (“SFAS No. 109”). FIN 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings as the Company had a full valuation allowance on the deferred tax assets as of the adoption date. See Note 11.
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
2. INVENTORIES

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw materials and subassemblies	$2,583	$2,267
Work in process	121	110
Finished goods	583	262

Inventories, net	$3,287	$2,639

3. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2007	2006
	(In thousands)
Computer equipment and purchased software	$3,034	$2,980
Machinery and equipment	2,907	2,817
Furniture and fixtures	1,282	1,280
Leasehold improvements	832	824

Total	8,055	7,901
Less accumulated depreciation	(6,458)	(6,254)

Property and equipment, net	$1,597	$1,647

4. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2007	2006
	(In thousands)
Patents and technology	$13,385	$13,011
Deferred income taxes	1,241	—
Other assets	105	105

Gross intangibles and other assets	14,731	13,116
Accumulated amortization of patents and technology	(5,973)	(5,731)

Intangibles and other assets, net	$8,758	$7,385

     The estimated annual amortization expense for intangible assets as of March 31, 2007 is $937,000 in 2007, $830,000 in 2008, $827,000 in 2009, $756,000 in 2010, $714,000 in 2011, and $3.6 million thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2007	2006
	(In thousands)
Accrued legal	$412	$256
Other current liabilities	1,722	1,494

Total other current liabilities	$2,134	$1,750

Deferred revenue	$4,770	$1,646
Customer advances	49	70

Total current deferred revenue and customer advances	$4,819	$1,716

     Deferred revenue at March 31, 2007 includes $3.0 million representing the current portion of deferred revenue from Sony Computer Entertainment. See Note 10 for further discussion.
6. LONG-TERM DEBT
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
  Registration Rights — On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures and the shares of common stock issuable upon conversion of the debentures and exercise of the warrants was declared effective by the Securities and Exchange Commission (“SEC”). The Company expects to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
     The Company incurred approximately $1.3 million in issuance costs and other expenses in connection with the offering. This amount has been deferred and is being amortized to interest expense over the term of the 5% Convertible Debenture. Additionally, the Company evaluated the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures will be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Equity (Deficit); the value of the Put Option and Registration Rights have been recorded as a liability and are subject to future value adjustments; and the value of the 5% Convertible Debentures has been recorded as long-term debt.
     Annual maturities of long-term debt as of March 31, 2007 are $20.0 million due on December 23, 2009.
7. LONG-TERM DEFERRED REVENUE
     On March 31, 2007, long-term deferred revenue was $12.2 million and included approximately $8.5 million of deferred revenue from Sony Computer Entertainment. On December 31, 2006, long-term deferred revenue was $31.8 million and included approximately $27.9 million of compulsory license fees and interest from Sony Computer Entertainment pursuant to Court orders dated January 10 and February 9, 2005. See Note 10 for further discussion.
8. LONG-TERM CUSTOMER ADVANCE FROM MICROSOFT
     On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft Corporation (“Microsoft”) that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell up to $9.0 million of debentures to Microsoft under the terms and conditions established in newly authorized 7% Debentures with annual draw down rights over a 48-month period. The sublicense rights provided to Microsoft to contract directly with Sony Computer Entertainment expired in July 2005. None of the 7% Debentures had been sold at March 31, 2007, and as of that date, none were available after the litigation with Sony Computer Entertainment was concluded.
     Under these agreements, in the event that the Company elects to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of the Company’s granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. As of December 31, 2006, the Company reflected a liability of $15.0 million in its financial statements, being the minimum amount the Company would be obliged to pay to Microsoft upon a settlement with Sony Computer Entertainment.
     In March 2007, the Company concluded its patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Additionally, the Company and Sony Computer Entertainment entered into a new business agreement to explore the inclusion of the Company’s technology in PlayStation format products. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the Company’s financial statements at December 31, 2006 has been extinguished and the Company has accounted for this sum as litigation conclusions and patent license income in the three months ended March 31, 2007. See Note 15, Contingencies. As the patent infringement litigation with Sony Computer Entertainment has concluded, the Company’s right to sell 7% Debentures has expired.
9. STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123—revised 2004, “Share-Based Payment” (“SFAS No. 123R”) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. Prior to the adoption of SFAS No. 123R, the Company used the Black-Scholes-Merton option-pricing model (“Black-Scholes model”), multi-option approach to determine the fair value of stock options and employee stock purchase plan shares for pro forma disclosures.
  Stock Options — The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Since inception, under the Company’s stock option plans, the Company may grant options to purchase up to 17,577,974 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At March 31, 2007, options to purchase 2,815,280 shares of common stock were available for grant, and options to purchase 7,389,467 shares of common stock were outstanding.
  Employee Stock Purchase Plan — The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than

$25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of March 31, 2007, 322,367 shares had been purchased under the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for sales made under the ESPP.
     The Company did not modify its stock option or employee stock purchase plans in the quarter ended March 31, 2007.
  General Stock Option Information — The following table sets forth the summary of option activity under the Company’s stock option program for the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Outstanding at December 31, 2006 (5,403,314 exercisable at a weighted average price of $7.65 per share)	7,585,423	$7.40
Granted (weighted average fair value of $5.45 per share)	991,208	8.91
Exercised	(1,089,353)	4.02
Canceled	(97,811)	6.67

Outstanding at March 31, 2007	7,389,467	$8.11	6.53	$15.6 million

Exercisable at March 31, 2007	4,696,682	$8.40	5.18	$11.7 million

     The expected to vest balance as of March 31, 2007 is equal to the outstanding balance at that date without consideration of forfeitures.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2007. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $4.5 million for the quarter ended March 31, 2007.
     Additional information regarding options outstanding as of March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.20 - $ 2.35	913,608	5.50	$1.63	913,191	$1.63
2.74 - 6.11	770,147	6.76	5.47	482,109	5.42
6.20 - 6.87	754,874	7.35	6.49	446,131	6.41
6.89 - 6.98	1,103,699	8.47	6.96	403,895	6.97
7.00 - 7.50	818,512	7.43	7.09	502,215	7.08
7.60 - 8.98	978,832	3.63	8.66	871,654	8.69
9.04 - 9.04	917,308	9.93	9.04	—	—
9.24 - 17.13	852,353	4.18	11.67	797,353	11.84
23.13 - 34.75	255,248	2.94	31.42	255,248	31.42
43.25 - 43.25	24,886	3.03	43.25	24,886	43.25

$1.20 - $43.25	7,389,467	6.53	$8.11	4,696,682	$8.40

  Stock-based Compensation
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
     The assumptions used to value option grants and shares under the employee stock purchase plan are as follows:

	Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected term (in years)	6.25	6.25	0.5	0.5
Volatility	60%	62%	45%	34%
Interest rate	4.6%	4.8%	5.2%	4.6%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
Income Statement Classifications	2007	2006
	(In thousands)
Cost of product sales	$20	$19
Sales and marketing	160	286
Research and development	186	129
General and administrative	268	289

Total	$634	$723

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the three months ended March 31, 2007, the Company recorded $2.9 million of excess tax benefits from stock-based compensation.
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
     As of March 31, 2007, there was $5.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
10. LITIGATION CONCLUSIONS AND PATENT LICENSE
     In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the District Court judgment against it, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. See Note 15 for further discussion of this litigation. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and its affiliates a worldwide, non-transferable, non-exclusive license of the Company’s patents for the on-going use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. The Company also granted to Sony Computer Entertainment a license of the Company’s patents for the use, development, manufacture, sale, lease, importation, and distribution, by Sony Computer Entertainment and through third parties, of haptic game devices for use on those Sony PlayStation consoles. The Company also granted Sony Computer Entertainment certain other licenses, an option to obtain licenses in the future with respect to future gaming products, certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. The Company engaged an independent firm of financial advisors to assist with the determination of the fair value of all the elements of both the litigation conclusion and the patent license. In accordance with EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million is allocated to deferred license revenue. The Company recorded $107,000 as revenue, in the three-month period ended March 31, 2007. The Company will record the remaining $29.9 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with APB No. 21 “Interest on Receivables and Payables.” Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company will account for the difference of $2.3 million as interest income as each $1.875 million payment installment becomes due.
     In 2003, the Company executed a series of agreements with Microsoft as described in Note 8 that provided for settlement of its lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. Under the terms of these agreements, in the event that the Company elects to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of the Company’s granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 has been extinguished, and the Company has accounted for this sum as litigation conclusions and patent license income in the three-month period ended March 31, 2007. However, in a letter sent to the Company dated May 1, 2007, Microsoft disputed the Company’s position and stated that it believes the Company owes Microsoft at least $27.5 million. If Microsoft brings a lawsuit to further dispute the Company’s position, the Company intends to oppose Microsoft’s claims and vigorously defend the Company’s position. The results of any litigation are inherently uncertain, and there can be no assurance that the Company’s position will prevail.
     On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”). On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which Electro Source makes royalty payments to the Company based on sales by

Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles. Electro Source paid the Company litigation settlement payments of $650,000 during the three-month period ended March 31, 2006, and the Company recorded this amount as litigation conclusions and patent license income during that period.
11. INCOME TAXES
     For the three months ended March 31, 2007 and 2006, the Company recorded provisions for income taxes of $8.5 million and $102,000, yielding effective tax rates of 6.5% and (3.6)%, respectively. During the first quarter of 2007, the Company generated $131.0 of taxable income and based upon these earnings and projected future taxable earnings the Company released $47.6 million of the valuation allowance previously recorded against the deferred tax assets. Although the Company incurred pre-tax losses for the three months ended March 31, 2006, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $5.3 million during the period, created federal and state alternative minimum taxable income.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     The application of FIN 48 would have resulted in a decrease in retained earnings of $628,000, except that the decrease was fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have impact on the effective tax rate due. Accrued interest on tax positions will be recorded as a component of income tax provision but is not significant at March 31, 2007. No interest or penalties were recorded upon the adoption of FIN 48 as of January 1, 2007 or in the first quarter ended March 31, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1993 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 1993 through 2006. The Company’s foreign operations in Canada are open to audit under statute of limitation for the years ending December 31, 1998 through 2006.
     Net deferred income taxes were $5.5 million as of March 31, 2007 and are primarily timing differences between book and tax and federal net operating loss carryforwards of $2.8 million (net of $1.0 million) that are limited in utilization to approximately $1.1 million annually, which expire in 2020. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

12. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss) used in computing basic net income (loss) per share	$122,433	$(2,906)
Interest on 5% Convertible Debentures	148	—

Net income (loss) used in computing diluted net income (loss) per share	$122,581	$(2,906)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	25,343	24,419
Dilutive potential common shares:
Stock options	1,260	—
Warrants	234	—
5% Convertible Debentures	2,846	—

Shares used in computation of diluted net income (loss) per share	29,683	24,419

Basic net income (loss) per share	$4.83	$(0.12)

Diluted net income (loss) per share	$4.13	$(0.12)

     For the three months ended March 31, 2007, options and warrants to purchase approximately 3.6 million and 28,743 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $7.67 were not included in the calculation because the effect would have been anti-dilutive. For the three months ended March 31, 2006, the Company had securities outstanding that could potentially dilute basic earnings per share, but were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31,
2006
Outstanding stock options	7,724,588
Warrants	808,762
5% Convertible Debentures	2,846,363
13. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net income (loss)	$122,433	$(2,906)
Foreign currency translation adjustment	—	—

Total comprehensive income (loss)	$122,433	$(2,906)

14. SEGMENT REPORTING, GEOGRAPHIC INFORMATION, AND SIGNIFICANT CUSTOMERS
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on five application areas — gaming, mobility, 3D, touch interface, and medical. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical. The Company determines its reporting segments in accordance with criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The gaming, mobile devices, 3D, and touch interface areas do not individually meet the criteria for segment reporting as set out in SFAS No. 131.
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
     The following tables display information about the Company’s reportable segments:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$3,758	$3,448
Immersion Medical	2,657	2,601
Intersegment eliminations	(1)	(17)

Total	$6,414	$6,032

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$123,290	$(2,638)
Immersion Medical	(862)	(278)
Intersegment eliminations	5	10

Total	$122,433	$(2,906)

	March 31,	December 31,
	2007	2006
	(In thousands)
Total Assets:
Immersion Computing, Entertainment, and Industrial	$174,935	$64,280
Immersion Medical	5,395	7,494
Intersegment eliminations	(20,503)	(21,759)

Total	$159,827	$50,015

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
  Revenue by Product Lines — Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues:
Consumer, Computing, and Entertainment	$1,774	$1,408
3D	991	1,177
Touch Interface Products	992	846

Subtotal Immersion Computing, Entertainment, and Industrial	3,757	3,431
Immersion Medical	2,657	2,601

Total	$6,414	$6,032

  Revenue by Region — The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2007	2006
North America	67%	74%
Europe	17%	15%
Far East	14%	10%
Rest of the world	2%	1%

Total	100%	100%

     The Company derived 66% and 72% of its total revenues from the United States for the three months ended March 31, 2007 and 2006, respectively. The Company derived 10% of its revenue from Japan for the three months ended March 31, 2007. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States constituted less than 10% of the total at March 31, 2007 and December 31, 2006.

  Significant Customers — Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Customer A	10%	*
Customer B	12%	*

Total	22%	*

*	Revenue derived from customer represented less than 10% for the period.
     No customer accounted for more than 10% of the Company’s accounts receivable at March 31, 2007 or December 31, 2006.
15. CONTINGENCIES
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. The court will resume consideration of whether to grant final approval to the settlement following further appellate review, if any, of the decision in In re Initial Public Offering Securities Litigation, 471 F.3d 24, 2006 WL 3499937 (2d Cir. Dec. 5, 2006). Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no guarantee that the settlement will become effective as it is subject to a number of conditions which cannot be assured, including final court approval.
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
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, the Company filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and the Company filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted the Company’s petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated, and the ex parte reexamination is proceeding with respect to the claims that were not the subject of litigation. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. The Company filed its opposition to this petition on May 3, 2006, and the PTO denied the fourth petition on July 3, 2006. On March 27, 2007, the Company notified the PTO that the appeal proceedings of the District Court judgment have concluded rendering the judgment final and non-appealable, and the Company filed a petition to terminate the inter partes proceedings.
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

     On March 1, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals from the District Court’s April 7, 2005 Amended Judgment (and all interlocutory orders merged in the Amended Judgment). On March 2, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeal from the District Court’s March 8, 2006 order denying Sony Computer Entertainment’s motion for relief from final judgment under Rule 60(b) of the Federal Rules of Civil Procedure. On March 8, 2007, the Federal Circuit ordered the dismissal of the Sony Computer Entertainment Rule 60(b) appeal. On March 14, 2007, the Federal Circuit dismissed the Sony Computer Entertainment appeal of the Amended Judgment (and all interlocutory orders merged in the Amended Judgment). In accordance with the Amended Judgment, the Company received funds totaling $97.3 million in satisfaction of the judgment for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents, pre-judgment interest and costs, and post-judgment interest. Additionally, the Company retained $32.4 million of compulsory license fees and interest thereon previously paid to the Company by Sony Computer Entertainment ($27.9 million in long-term deferred revenue on December 31, 2006 and $4.5 million received subsequent to year end.) On March 19, 2007, the Company filed with the court a Notice of Satisfaction of Judgment, indicating that Sony Computer Entertainment had satisfied and discharged the judgment that the court had entered. On March 19, 2007, pursuant to a Stipulation filed with the court, Judge Wilken entered an order dissolving the permanent injunction.
  Internet Services LLC Litigation
     On October 20, 2004, ISLLC, the Company’s licensee and the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against the Company in its lawsuit against Sony Computer Entertainment, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and the Company of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a notice of appeal of the District Court orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed the Company to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006. As noted above, on October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. On April 4, 2007, the Federal Circuit issued its opinion, affirming those District Court orders.
     On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007. A case management conference was held on May 1, 2007.

     On April 23, 2007, ISLLC filed in the Federal Circuit in Appeal No. 05-1358 a Petition for Panel Rehearing and A Motion To Extend Time. ISLLC argued that the Court should rehear the matter or correct and/or clarify the April 4, 2007 opinion. On April 25, 2007, the Company opposed the motion. ISLLC filed a reply on April 30, 2007.
     The Company intends to defend itself vigorously against ISLLC’s allegations. The parties participated in a court ordered mediation on March 12, 2007, but were unsuccessful in resolving the matter.
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
  Microsoft
     In March 2007, the Company announced the conclusion of its patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, the Company and Sony Computer Entertainment entered into a new business agreement to explore the inclusion of the Company’s technology in PlayStation format products. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. However, in a letter sent to the Company dated May 1, 2007, Microsoft disputed the Company’s position and stated that it believes the Company owes Microsoft at least $27.5 million. If Microsoft brings a lawsuit to further dispute the Company’s position, the Company intends to oppose Microsoft’s claims and vigorously defend the Company’s position. The results of any litigation are inherently uncertain, and there can be no assurance that the Company’s position will prevail.

  Faro Technologies Inc. v. Immersion Corporation
     On May 3, 2007, Faro Technologies, Inc. (“Faro”) sued the Company in the Eastern District of Pennsylvania. The complaint alleges patent infringement of Faro’s 5,402,582 patent by the Company’s Microscribe X product. The Company has not yet been served with the complaint, and has not yet had an opportunity to analyze Faro’s claim.
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
OVERVIEW
     We develop, manufacture, license, and support a wide range of hardware and software technologies that enhance touch interaction with digital devices. We focus on five application areas — gaming, mobility, 3D, touch interface, and medical. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical.
     In markets where our touch technology is a small piece of a larger system (such as mobile phones, consumer gaming peripherals, and automotive interfaces), we license our technologies to third-party manufacturers who integrate our technology into their products and resell it under their own brand names. In other markets, where our touch technology is a complete system (like medical simulation systems and three-dimensional and professional products) or electronic components (like electronic arcade gaming boards, rotary encoders, and lateral actuators for tactile touchscreens), we manufacture and sell products under our own Immersion brand name, through direct sales, distributors, and value added resellers. In all market areas, we also engage in development projects for third parties and government agencies from time to time.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory reserves, warranty obligations, patents and intangible assets, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
  Revenue Recognition — We recognize revenues in accordance with applicable accounting standards, including SAB No. 104, “Revenue Recognition,” EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
  Stock-based Compensation — We account for stock-based compensation in accordance with SFAS No. 123R. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options and employee stock purchase plan shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
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
  Accounting for Income Taxes — We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.
     Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our judgments, assumptions and estimates are reasonable, changes in tax laws or our interpretation of tax laws and any future tax audits could significantly impact the amounts provided for income taxes in our condensed consolidated financial statements.
     Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render inaccurate our current assumptions, judgments, and estimates of recoverable net deferred taxes. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
  Long-term Liabilities — In 2003, we executed a series of agreements with Microsoft as described in Note 8 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election to convert its shares of our Series A Preferred Stock into common stock, we reduced the long-term customer advance from Microsoft to the minimum amount we would be obligated to pay Microsoft upon a settlement of the Sony Computer Entertainment Lawsuit as set forth in our agreements with Microsoft.

The remainder of the consideration was transferred to common stock in 2004. Per the conditions as set forth in our agreements with Microsoft, in the event that we elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million.
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we entered into a new business agreement with Sony Computer Entertainment to explore the inclusion of our technology in PlayStation format products. We have determined that the conclusion of our litigation with Sony Computer Entertainment does not trigger any payment obligations under our Microsoft agreements. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. If Microsoft brings a lawsuit to further dispute our position, we intend to oppose Microsoft’s claims and vigorously defend our position. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     In December 2004, we executed a series of agreements as described in Note 6 to the condensed consolidated financial statements that provided for the issuance of 5% Convertible Debentures and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures. We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debentures — $16.8 million. The 5% Convertible Debentures are being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Equity (Deficit), the value of the Put Option and Registration Rights are recorded as liabilities and are subject to future value adjustments, and the value of the 5% Convertible Debentures is recorded as long-term debt.
  Long-term Deferred Revenue — In addition to normal items of deferred revenue due after one year, we had included Sony Computer Entertainment compulsory license fees and interest earned thereon in long-term deferred revenue due to the contingent nature of the court-ordered payments (see Note 7 to the condensed consolidated financial statements). Upon the conclusion of our patent litigation at the U.S. Court of Appeals for the Federal Circuit the contingency on these funds lapsed.
  Recovery of Accounts Receivable — We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our customers’ ability to make required payments. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. To date such estimated losses have been within our expectations.
  Inventory Reserves — We reduce our inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual future demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
  Product Return and Warranty Reserves — We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized, and we defer warranty-related revenue over the related warranty term.
  Intangible Assets — We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2007, we capitalized costs associated with patents and trademarks of $386,000. Our total amortization expense for the same period for all intangible assets was $254,000.

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Overview
     We achieved a 6% increase in revenues during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to increased royalty and license revenue and product sales. The first quarter revenue growth was primarily due to an 18% increase in gaming revenues. Our net income was $122.4 million for the three months ended March 31, 2007 compared to a net loss of $2.9 million for the three months ended March 31, 2006 and was our first profitable quarter as a public company. The increase in net income was primarily due to the litigation conclusion and patent license from Sony Computer Entertainment of $119.9 million and the extinguishment of the liability to Microsoft of $15.0 million.
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally we retained the $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. We also entered into a new business agreement to explore the inclusion of our technology in future PlayStation format products. In addition, in March 2007, Sony Computer Entertainment made a payment of $1.875 million pursuant to rights under the new business agreement.
     During the remainder of 2007, we expect to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term new growth areas. In addition, we have budgeted to continue to protect and defend our extensive intellectual property portfolio across all business segments. Our continued success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see the section titled “Risk Factors.”

	March 31,
REVENUES	2007	2006
	($ In thousands)
Three months ended:

Royalty and license	$2,211	$1,910
Product sales	3,590	3,366
Development contracts and other	613	756

Total Revenue	$6,414	$6,032

Three Months ended March 31, 2007 compared to three months ended March 31, 2006
  Total Revenue — Our total revenue for the first three months of 2007 increased by $382,000 or 6% from the first three months of 2006.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2007 was $2.2 million, an increase of $301,000 or 16% from the three months ended

March 31, 2006. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $255,000 which includes $107,000 of royalty and license revenue from Sony Computer Entertainment, and an increase in mobile device royalties of $36,000.
     The increase in gaming royalties was mainly due to royalties from Electro Source and royalty and license revenue from Sony Computer Entertainment during the three months ended March 31, 2007, which more than offset the overall decrease in sales by our other licensees of royalty bearing gaming peripherals compared to last year. We did not record any royalties from Electro Source or Sony Computer Entertainment during the three months ended March 31, 2006 (see Note 10 to the condensed consolidated financial statements.) This decrease in sales by our other licensees was primarily due to i) the continued decline in sales of past generation video console systems with the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers as market share shifted to first-party peripheral makers due to the launch of the next-generation console models.
     The market share shift to first-party peripheral makers in combination with other actions by Microsoft, Sony, and Nintendo has caused our gaming revenue from existing licensees to decline. Sony announced on May 8, 2006 that the vibration feature that is currently available on controllers for PlayStation and PlayStation 2 would be removed from the new PlayStation 3 controller. The PlayStation 3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current and future gaming royalty revenues from third-party licensees since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. Sony has since released an update to the PlayStation 3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and rumble and force feedback controllers compatible with the PS1 and PS2 console systems. We do not know if this situation might change at some point in the life of the PlayStation 3 console system, or whether or to what extent the PlayStation 3 console will be compatible with or support rumble or force feedback in PS3 games or controllers compatible with the PS3 console system. Based on our litigation conclusion and new business agreement with Sony Computer Entertainment (see Note 10 to the condensed consolidated financial statements for more discussion) we will recognize a minimum of $30.0 million as royalty and license revenue through March 31, 2017, approximately $750,000 per quarter. We recognized $107,000 of this amount in the quarter ended March 31, 2007. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft licenses additional third-parties, our gaming royalty revenue will continue to decline. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo licenses additional third-party licensees, our gaming royalty revenue will continue to decline.
     Product sales — Product sales for the three months ended March 31, 2007 were $3.6 million, an increase of $224,000 or 7% as compared to the three months ended March 31, 2006. The increase in product sales was primarily due to increased medical product sales of $362,000, mainly due to increased sales of our Virtual IV and endoscopy simulators. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. In addition, there was an increase in product sales from touch interface products of $39,000 including increased sales of rotary modules and commercial gaming boards. Touch interface products include touchscreen and touch panel components, rotary modules, and commercial gaming products. Partially offsetting this increase was a decrease in product sales of our 3D products of $177,000 primarily due to decreased sales of our MicroScribe, CyberGrasp®, and CyberForce® products.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial and government contracts and extended support and warranty contracts. Development contract and other revenue was $613,000 during the three months ended March 31, 2007, a decrease of $143,000 or 19% as compared to the three months ended March 31, 2006. Government contract revenue decreased by $422,000 primarily due to the completion of work performed under a medical government contract. Partially offsetting this decrease was an increase in commercial contract revenue of $250,000 mainly due to increased development contract revenue from Immersion Medical and increased touch interface product and mobile devices development contract revenue.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of 2007, revenue generated in North America, Europe, Far East, and Rest of the World represented 67%, 17%, 14%, and 2%, respectively, compared to 74%, 15%, 10%, and 1%, respectively, for the first three months of 2006. The shift in revenues among regions was mainly due to an increase in revenue in the Far East from touch interface product royalties and development contracts, an increase in mobility royalty revenue, and an increase in product sales from medical customers in the Far East, primarily Medtronic, offset by a decrease in revenue from U.S. government contracts due to the completion of those projects in 2006.

	March 31,		Change
COST OF PRODUCT SALES	2007	2006
	($ In thousands)
Three months ended:
Cost of product sales	$1,543	$1,355	14%
% of total product revenue	43%	40%
  Cost of Product Sales — Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $1.5 million, an increase of $188,000 or 14% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase in cost of product sales was primarily due to increased direct material costs of $151,000 and an increase in overhead costs of $62,000 offset in part by decreased royalties of $22,000. The increase in direct material costs was a result of increased product sales and a shift in product mix that included sales of our lower margin Virtual IV medical simulator. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations.

	March 31,		Change
OPERATING EXPENSES AND OTHER	2007	2006
	($ In thousands)
Three months ended:

Sales and marketing	$2,703	$3,077	(12)%
% of total revenue	42%	51%

Research and development	$2,543	$1,729	47%
% of total revenue	40%	29%

General and administrative	$3,259	$2,811	16%
% of total revenue	51%	47%

Amortization of intangibles	$254	$210	21%
% of total revenue	4%	3%

Litigation conclusions and patent license	$(134,900)	$(650)	20654%
% of total revenue	(2103)%	(11)%
  Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $2.7 million, a decrease of $374,000 or 12% in the first three months of 2007 compared to the comparable period in 2006. The decrease was primarily due to decreased salaries, benefits, and overhead expense of $181,000, a decrease in travel expense to support sales and marketing efforts of $55,000, decreased shows and exhibits expense of $47,000, decreased advertising and public relations costs of $35,000, a reduction in bad debt expense of $34,000 and decreased professional consulting and license fees of $11,000. The decreased compensation, benefits, and overhead expense was primarily due to decreased sales and marketing headcount and decreased stock-based compensation expense. We expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We expect to continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.
  Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $2.5 million, an increase of $814,000 or 47% in the first three months of 2007 compared to the same period in 2006. The increase was primarily due to increased compensation, benefits, overhead of $637,000, an increase in professional consulting expense of $115,000, and an increase in travel expenses of $63,000. The increased compensation, benefits, and overhead expense was primarily due to increased engineering headcount and increased stock-based compensation expense. We anticipate research and development costs will increase in absolute dollars in 2007 compared to 2006. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
  General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $3.3 million, an increase of $448,000 or 16% in the first three months of 2007 compared to the same period in 2006. The increase was primarily due to increased legal, professional, and license fee expense of $359,000, increased seminars of $32,000, increased compensation, benefits, overhead of $26,000, and increased public company expense of $23,000. The increased legal, professional, and license fee expenses were primarily due to increased audit, tax, and accounting fees, increased general legal costs, and increased consulting costs. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to defend our intellectual property.
  Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles increased by $44,000 or 21% in the first three months of 2007 compared to the same period in 2006. The increase was primarily attributable to the increased cost and number of patents being amortized.
  Litigation Conclusions and Patent License — In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. See Note 15 to the condensed consolidated financial statements for further discussion of this litigation. As of March 19, 2007 both parties entered into an agreement whereby we granted Sony Computer Entertainment and its affiliates a worldwide, non-transferable, non-exclusive license of our patents for the going-forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. We also granted to Sony Computer Entertainment a license of our patents for the use, development, manufacture, sale, lease, importation, and distribution, by Sony Computer Entertainment and through third parties, of haptic game devices for use on those Sony PlayStation consoles. We also granted Sony Computer Entertainment certain other licenses, an option to obtain licenses in the future with respect to future gaming products, certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. We engaged an independent firm of financial advisors to assist with the determination of the fair value of all the elements of both the litigation conclusion and patent license. In accordance with EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million is allocated to deferred license revenue. We recorded $107,000 as revenue, in the three-month period ended March 31, 2007. We will record the remaining $29.9 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21 “Interest on Receivables and Payables.” Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We will account for the difference of $2.3 million as interest income as each $1.875 million payment installment becomes due.

     Under the terms of a series of agreements that we entered into with Microsoft in 2003, in the event we had elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The patent infringement litigation with Sony Computer Entertainment was concluded in March 2007 at the U.S. Court of Appeals for the Federal Circuit without settlement. We have determined that the conclusion of our litigation with Sony Computer Entertainment does not trigger any payment obligations under our Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we have accounted for this sum as litigation conclusions and patent license income in the three-month period ended March 31, 2007. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. If Microsoft brings a lawsuit to further dispute our position, we intend to oppose Microsoft’s claims and vigorously defend our position. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source will make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. In March 2006, Electro Source paid us $650,000 and we recorded that as litigation conclusions and patent license income during the three months ended March 31, 2006.
  Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents, and other income from recoveries of prior write-offs of investments. Interest and other income increased by $258,000 in the first three months of 2007 compared to the same period in 2006. This was primarily the result of increased interest income on increased cash and cash equivalents invested after the receipt of the judgment from Sony Computer Entertainment in March 2007. Interest income earned on the payments from Sony Computer Entertainment up until the judgment became final had been included in deferred revenue. We expect interest income to increase throughout the remainder of the year due to interest earned on our increased cash and cash equivalent’s balance.
  Interest Expense — Interest expense consists primarily of interest and accretion expense on our 5% Convertible Debentures. Interest expense decreased by $1,000 in the first three months of 2007 compared to the same period in 2006.
  Provision for Income Taxes — For the three months ended March 31, 2007, we recorded a provision for income taxes of $8.5 million on a pre-tax income of $131.0 million, yielding an effective tax rate of 6.5%. For the three months ended March 31, 2006, we recorded a provision for income taxes of $102,000 on a pre-tax loss of $2.8 million yielding an effective tax rate of (3.6)%. The provision for income tax for the three months ended March 31, 2007 utilized a significant portion of our net operating loss carryforwards to offset taxable income that were previously fully reserved thereby reducing the overall effective tax rate. We released $47.0 million of the deferred tax valuation allowance in the first three months ended March 31, 2007 as the income in the first quarter utilized a substantial portion of the deferred tax assets. The provision for income tax for the three months ended March 31, 2006 was based on federal and state alternative minimum income tax payable on taxable income. Although we incurred pre-tax losses in the first three months of 2006, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $5.3 million for the first three months of 2006 were taxable, giving rise to an overall taxable profit.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$3,758	$3,448
Immersion Medical	2,657	2,601
Intersegment eliminations	(1)	(17)

Total	$6,414	$6,032

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$123,290	$(2,638)
Immersion Medical	(862)	(278)
Intersegment eliminations	5	10

Total	$122,433	$(2,906)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
  Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $3.8 million, an increase of $310,000 or 9% in the first three months of 2007 compared to the same period in 2006. Royalty and license revenues increased by $302,000, mainly due to increased royalties and license revenue from our licensees that sell console and PC gaming peripheral products including license and royalty revenue from Sony Computer Entertainment, and an increase in mobile device royalties. Development contract revenues increased by $161,000, primarily due to increased revenue on touch interface product and mobile device contracts. Product sales decreased by $153,000, mainly due to decreased sales of our MicroScribe, CyberGrasp, and CyberForce products. Net income for the three months ended March 31, 2007 was $123.3 million, an increase of $125.9 million compared to the same period in 2006. The increase was primarily due to the litigation conclusions and patent license income of $134.9 million (Sony Computer Entertainment of $119.9 million and from Microsoft of $15.0 million), increased gross margin of $314,000 and a decrease in sales and marketing expenses of $280,000. The increases were partially offset by the reduction of litigation settlements of $650,000 from Electro Source in 2006, an increase of research and development expenses of $229,000, an increase in general and administrative expenses of $474,000 and increased provision for income taxes of $8.4 million.
  Immersion Medical segment — Revenues from Immersion Medical were $2.7 million, an increase of $56,000 or 2%, for the first three months of 2007 compared to the same period in 2006. The increase was primarily due to an increase of $362,000 in product sales partially offset by a decrease of $305,000 in development contract revenue. Product sales increased primarily due to increased sales of our Virtual IV and endoscopy simulators. The product sales increase was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. Development contract revenue decreased due to the completion of work performed under a government contract, partially offset by an increase in commercial contract revenue. Net loss for the three months ended March 31, 2007 was $862,000, an increase of $584,000 or 210% compared to the same period in 2006. The increased loss was mainly due to increased operating expenses of $465,000 and decreased gross margin of $116,000 primarily due to increased sales of our lower margin Virtual VI medical simulators offset, in part, by increased sales of higher margin products such as endoscopy simulators. The increased operating expenses included increased research and development expenses partially offset by decreased sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents consist primarily of cash and money market funds. On March 31, 2007 our cash and cash equivalents totaled $137.6 million, an increase of $105.6 million from $32.0 million on December 31, 2006.
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
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. Furthermore, we entered into a new business agreement. Under the new business agreement we will receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009.
     Net cash provided by operating activities during the three months ended March 31, 2007 was $98.5 million, a change of $95.7 million from the $2.8 million provided during the three months ended March 31, 2006. Cash provided by operations during the three months ended March 31, 2007 was primarily the result of our net income of $122.4 million, an increase of $14.0 million due to a change in income taxes payable, an increase of $1.9 million due to a change in accounts receivable, an increase of $528,000 due to a change in accrued compensation and other current liabilities, and an increase of $110,000 due to a change in prepaid expenses and other current assets. These increases were offset by a $31.5 million decrease due to a change in deferred revenue and customer advances mainly related to the conclusion of our patent litigation with Sony Computer Entertainment and the extinguishment of the customer advance from Microsoft, a decrease of $5.5 million due to a change in deferred income taxes, a decrease of $1.1 million due to a change in accounts payable due to the timing of payments to vendors and a decrease of $648,000 due to a change in inventories. Cash provided by operations during the three months ended March 31, 2007 was also impacted by noncash charges and credits of $1.7 million, including a credit of $2.9 million from excess tax benefits from stock-based compensation, partially offset by $634,000 of stock-based compensation, $254,000 in amortization of intangibles, $213,000 in depreciation, and $158,000 in accretion expenses on our 5% Convertible Debentures.
     Net cash used in investing activities during the three months ended March 31, 2007 was $549,000, compared to the $478,000 used in investing activities during three months ended March 31, 2006, an increase of $71,000. Net cash used in investing activities during the period consisted of a $386,000 increase in other assets, primarily due to capitalization of external patent filing and application costs and $163,000 used to purchase capital equipment.
     Net cash provided by financing activities during the three months ended March 31, 2007 was $7.5 million compared to $489,000 provided during the three months ended March 31, 2006, or a $7.0 million increase from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options in the amount of $4.5 million, and an increase of $2.9 million from excess tax benefits from tax deductible stock-based compensation.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2007 will total approximately $1.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
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
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement to explore the inclusion of our technology in PlayStation format products. We have determined that we are not obligated under our agreements with Microsoft to make any payment to Microsoft relating to the conclusion of our patent infringement litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. If Microsoft brings a lawsuit to further dispute our position, we intend to oppose Microsoft’s claims and vigorously defend our position. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings as we had a full valuation allowance on the deferred tax asset as of the adoption date.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for us is January 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our financial position and results of operations.
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
     As of March 31, 2007, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount, and accrued and unpaid interest, in whole or in part into our common shares at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by 100% of the principal amount of the 5% Convertible Debenture. If the daily volume-weighted average price of our common shares is at or above 200% of the Conversion Price for at least 20 consecutive trading days and certain other conditions are met, we have the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we make either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures.
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of March 31, 2007, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. The court will resume consideration of whether to grant final approval to the settlement following further appellate review, if any, of the decision in In re Initial Public Offering Securities Litigation, 471 F.3d 24, 2006 WL 3499937 (2d Cir. Dec. 5, 2006). Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no guarantee that the settlement will become effective as it is subject to a number of conditions which cannot be assured, including final court approval.
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
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On July 6, 2005, we filed a Petition to dismiss, stay, or alternatively to suspend both of the requests for reexamination, based at least on the grounds that a final judgment has already been entered by a United States District Court, and that the PTO’s current inter partes reexamination procedures deny due process of law. The PTO denied the first petition, and we filed a second petition on September 9, 2005. On November 17, 2005, the PTO granted our petition, and suspended the inter partes reexaminations until such time as the parallel court proceedings warrant termination or resumption of the PTO examination and prosecution proceedings. On December 13, 2005, Sony Computer Entertainment filed a third petition requesting permission to file an additional inter partes reexamination on the claims of the ‘333 and ‘213 Patents for which reexamination was not requested in Sony Computer Entertainment’s original requests for reexamination. The PTO dismissed this third petition on March 22, 2006. On December 13, 2005, Sony Computer Entertainment also filed ex parte reexamination requests on a number of claims of the ‘213 and ‘333 patents, including all of the claims litigated in the District Court action, in addition to others. On March 13, 2006, the PTO granted the ex parte reexam request only with respect to the requested claims that were not litigated, and the ex parte reexamination is proceeding with respect to the claims that were not the subject of litigation. On April 11, 2006, Sony Computer Entertainment filed a fourth petition to the PTO requesting that the currently suspended inter partes proceeding and the ex parte proceeding be merged into a single proceeding. We filed our opposition to this petition on May 3, 2006, and the PTO denied the fourth petition on July 3, 2006. On March 27, 2007, we notified the PTO that the appeal proceedings of the District Court judgment have concluded rendering the judgment final and non-appealable, and we filed a petition to terminate the inter partes proceedings.
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
     On March 1, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals from the District Court’s April 7, 2005 Amended Judgment (and all interlocutory orders merged in the Amended Judgment). On March 2, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeal from the District Court’s March 8, 2006 order denying Sony Computer Entertainment’s motion for relief from final judgment under Rule 60(b) of the Federal Rules of Civil Procedure. On March 8, 2007, the Federal Circuit dismissed the Sony Computer Entertainment Rule 60(b) appeal. On March 14, 2007 the Federal Circuit dismissed the Sony Computer Entertainment appeal of Amended Judgment (and all interlocutory orders merged in the Amended Judgment). In accordance with the Amended Judgment, we received funds totaling $97.3 million in satisfaction of the judgment for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment ($27.9 million in long-term deferred revenue on December 31, 2006 and $4.5 million received subsequent to year end.) On March 19, 2007, we lodged with the court a Notice of Satisfaction of Judgment, indicating that Sony Computer Entertainment had satisfied and discharged the judgment that the court had entered. On March 19, 2007, pursuant to a Stipulation lodged with the court, Judge Wilken entered an order dissolving the permanent injunction.

  Internet Services LLC Litigation
     On October 20, 2004, ISLLC, our licensee and the cross-claim defendant against whom Sony Computer Entertainment had filed a claim seeking declaratory relief, filed claims against us in our lawsuit against Sony Computer Entertainment, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and us of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a notice of appeal of the District Court orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. ISLLC’s appeal has been consolidated with Sony Computer Entertainment’s appeal. ISLLC filed its Opening Brief in December 2005. As noted above, the United States Court of Appeals for the Federal Circuit allowed us to file a Substitute Opposition Brief on March 15, 2006 responding to the briefs filed by both Sony Computer Entertainment and ISLLC. Briefing for the appeal was completed upon ISLLC’s filing of its Reply Brief on May 15, 2006. As noted above, on October 3, 2006, a hearing for oral argument was held before a three-judge panel of the United States Court of Appeals for the Federal Circuit. On April 4, 2007, the Federal Circuit issued its opinion, affirming those District Court orders.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007. A case management conference was held on May 1, 2007.
     On April 23, 2007, ISLLC filed in the Federal Circuit in Appeal No. 05-1358 a Petition for Panel Rehearing and A Motion To Extend Time. ISLLC argued that the Court should rehear the matter or correct and/or clarify the April 4, 2007 opinion. On April 25, 2007, we opposed the motion. ISLLC filed a reply on April 30, 2007.
     We intend to defend ourselves vigorously against ISLLC’s allegations. The parties participated in a court ordered mediation on March 12, 2007, but were unsuccessful in resolving the matter.
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
  Faro Technologies Inc. v. Immersion Corporation
     On May 3, 2007, Faro Technologies, Inc. sued us in the Eastern District of Pennsylvania. The complaint alleges patent infringement of Faro’s 5,402,582 patent by our Microscribe X product. We have not yet been served with the complaint, and have not yet had an opportunity to analyze Faro’s claim.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $15 MILLION AS OF MARCH 31, 2007, HAVE A HISTORY OF LOSSES, MAY EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.
     Since 1997, we have incurred losses in all but one quarter. We need to generate significant ongoing revenue to achieve and maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:
•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our intellectual property;

•	pursue strategic relationships; and

•	increase our sales and marketing efforts.
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
MICROSOFT DISPUTES OUR ASSESSMENT THAT WE ARE NOT OBLIGATED UNDER OUR AGREEMENT WITH THEM TO MAKE ANY PAYMENT TO THEM RELATING TO THE CONCLUSION OF OUR LITIGATION WITH SONY COMPUTER ENTERTAINMENT. DEFENDING OUR POSITION MAY BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND REGARDLESS OF WHETHER WE ARE SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     In 2003, we executed a series of agreements with Microsoft as described in Note 8 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements under the Microsoft sublicensing agreement. In the event that we elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement to explore the inclusion of our technology in PlayStation format products. We have determined that we are not obligated under our agreements with Microsoft to make any payment to Microsoft relating to the conclusion of our litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. If Microsoft brings a lawsuit to further dispute our position, we intend to oppose Microsoft’s claims and vigorously defend our position. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
OUR CURRENT LITIGATION UNDERTAKINGS ARE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND WILL CONTINUE TO BE, UNTIL RESOLVED, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     We are involved in litigation with ISLLC involving claims for breach of contract and rescission against ISLLC in the U.S. District Court for the Northern District of California.
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
     In addition, we are involved in litigation with Faro Technologies, Inc. The complaint alleges patent infringement of Faro’s 5,402,582 patent by our Microscribe X product. We have not yet been served with the complaint, and have not yet had an opportunity to analyze Faro’s claim.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on litigation, please see Note 15 to the condensed consolidated financial statements and the section titled Item 1. “Legal Proceedings.”
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2007 and 2006, 34% and 32%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
     Peak demand for products that incorporate our technologies, especially in the video console gaming and computer gaming peripherals market, typically occurs in the fourth calendar quarter as a result of increased demand during the year- end holiday season. If our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales in the fourth quarter of the calendar year, we may not receive related royalty and license revenue.
     A significant proportion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. These requirements and restrictions could be in the form of hardware technical specifications, software technical specifications, security specifications or other security mechanisms, component vendor specifications, licensing terms and conditions, or other forms. If third-party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Sony announced on May 8, 2006 that the vibration feature that is currently available on controllers for PlayStation and PlayStation 2 would be removed from the new PlayStation 3 controller. The PlayStation 3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current and future gaming royalty revenues since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. Sony has since released an update to the PlayStation 3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and PS1 and PS2 rumble and force feedback controllers only. We do not know if this situation might change at some point in the life of the PlayStation 3 console system, or whether or to what extent the PlayStation 3 console will be compatible with or support rumble or force feedback in PS3 games or PS3 controllers.
     Both the recently launched Microsoft Xbox 360 and Nintendo Wii include touch-enabling capabilities. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. To the extent Microsoft does not fully license third parties, Microsoft’s share of all aftermarket game controller sales will likely remain high or increase, which we expect will result in a decrease in our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled wheels covered by their royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that are in competition with our licensees’ products for which we earn per unit royalties.
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

WE GENERATE REVENUES FROM TOUCH-ENABLING COMPONENTS THAT ARE SOLD AND INCORPORATED INTO THIRD- PARTY PRODUCTS. WE HAVE LITTLE OR NO CONTROL OR INFLUENCE OVER THE DESIGN, MANUFACTURE, PROMOTION, DISTRIBUTION, OR PRICING OF THOSE THIRD- PARTY PRODUCTS.
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
LAERDAL MEDICAL CORPORATION (“LAERDAL”) ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO LAERDAL MAY REDUCE OUR TOTAL REVENUE.
     Laerdal accounts for a significant portion of our revenue. For the three months ended March 31, 2007 12% of our total revenues were derived from Laerdal. We had no revenue from Laerdal for the three months ended March 31, 2006. If our product sales to Laerdal decline, then our total revenue may decline.
MEDTRONIC ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, OR A REDUCTION IN DEVELOPMENT WORK FOR MEDTRONIC, MAY REDUCE OUR TOTAL REVENUE.
     Medtronic accounts for a significant portion of our revenue. For the three months ended March 31, 2007 and 2006, 6% and 8%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
LOGITECH ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUE AND THE FAILURE OF LOGITECH TO ACHIEVE SALES VOLUMES FOR ITS GAMING PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES MAY REDUCE OUR TOTAL REVENUE.
     Logitech accounts for a significant portion of our revenue. Logitech is a supplier of aftermarket game console controllers, joysticks, and steering wheels, many of which incorporate our technology. In the past, during transitions to next-generation console systems, sales of aftermarket game console controllers have dropped significantly, reducing licensing royalties we earn. The gaming industry is currently transitioning to the latest next-generation console systems, and we have experienced a significant decline in revenues we earn from Logitech since this transition commenced. For the three months ended March 31, 2007 and 2006, 10% and 6%, respectively, of our total revenues were derived from Logitech. Revenues from Logitech may decline further if its aftermarket game console peripheral sales decline further, or if it is unable to obtain or expand its license rights to sell touch-enabled controllers, steering wheels, or joysticks for the Sony PlayStation 3, the Nintendo Wii, or the Microsoft Xbox 360. Also, competition with Microsoft may dampen demand for Logitech products. Any decrease in sales of aftermarket peripherals that include our technology by Logitech will reduce our gaming royalty revenues. Sony’s decisions regarding certain vibration features in the PlayStation 3 system may significantly adversely affect Logitech’s ability or desire to include our technologies in products compatible with the PlayStation 3, which in return may materially adversely affect our royalty revenue from Logitech.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the fact that we may compete with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology versus continuing to develop their own or license from other parties;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones, portable devices, and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new automotive licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	inability to sign new gaming licensees if the video console makers choose not to license third parties to make peripherals for their new consoles;

•	difficulty in signing new gaming licensees given the fact that Sony has included only limited support for vibration features in the PlayStation 3 or related products; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.
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

THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THEIR WIDESPREAD ADOPTION.
     Personal computer and console gaming peripherals, mobile devices, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, Samsung, and Sony have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies may be a significant barrier to their widespread adoption and sale.
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
     There have been regulatory changes and new accounting pronouncements including the Sarbanes-Oxley Act of 2002, and the recently enacted SFAS No. 123R, “Share-Based Payment,” which have had an effect on our financial position and results of operations. Under SFAS No. 123R, we have been required since January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R has had a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.
     There may potentially be new accounting pronouncements or additional regulatory rulings that also have an impact on our future financial position and results of operations. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description

10.37	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.

31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2007

IMMERSION CORPORATION

By	/s/ Stephen Ambler

Stephen Ambler Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description

10.37	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.

31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.