Form 10-Q
period 2007-06-30
IMMERSION CORP
filed 2007-08-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Number of shares of common stock outstanding at August 2, 2007: 28,000,041

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$110,630	$32,012
Short-term investments	24,890	—
Accounts receivable (net of allowances for doubtful accounts of: June 30, 2007 — $111 and December 31, 2006 — $139)	6,691	5,153
Inventories, net	3,090	2,639
Deferred income taxes	4,267	—
Prepaid expenses and other current assets	912	1,179

Total current assets	150,480	40,983
Property and equipment, net	1,859	1,647
Intangibles and other assets, net	8,864	7,385

Total assets	$161,203	$50,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,971	$2,334
Accrued compensation	1,697	1,526
Income taxes payable	3,083	—
Other current liabilities	2,056	1,750
Deferred revenue and customer advances	6,763	1,716

Total current liabilities	15,570	7,326
Long-term debt	18,438	18,122
Long-term deferred revenue, less current portion	12,861	31,784
Long-term customer advance from Microsoft	—	15,000
Other long-term liabilities	792	775

Total liabilities	47,661	73,007

Contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: June 30, 2007 — 26,873,158 and December 31, 2006 — 24,797,572	125,206	110,501
Warrants	2,899	3,686
Accumulated other comprehensive income	74	67
Accumulated deficit	(14,637)	(137,246)

Total stockholders’ equity (deficit)	113,542	(22,992)

Total liabilities and stockholders’ equity (deficit)	$161,203	$50,015

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Royalty and license	$2,747	$1,702	$4,958	$3,612
Product sales	5,289	3,917	8,879	7,283
Development contracts and other	559	1,034	1,172	1,790

Total revenues	8,595	6,653	15,009	12,685

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	2,427	1,802	3,970	3,157
Sales and marketing	3,030	3,009	5,733	6,086
Research and development	2,513	1,802	5,056	3,531
General and administrative	3,122	2,296	6,381	5,107
Amortization of intangibles	242	219	496	429
Litigation conclusions and patent license	—	(400)	(134,900)	(1,050)

Total costs and expenses	11,334	8,728	(113,264)	17,260

Operating income (loss)	(2,739)	(2,075)	128,273	(4,575)
Interest and other income	1,820	84	2,181	187
Interest expense	(407)	(403)	(813)	(810)

Income (loss) before benefit (provision) for income taxes	(1,326)	(2,394)	129,641	(5,198)
Benefit (provision) for income taxes	1,502	15	(7,032)	(87)

Net income (loss)	$176	$(2,379)	$122,609	$(5,285)

Basic net income (loss) per share	$0.01	$(0.10)	$4.75	$(0.22)

Shares used in calculating basic net income (loss) per share	26,297	24,546	25,822	24,483

Diluted net income (loss) per share	$0.01	$(0.10)	$4.03	$(0.22)

Shares used in calculating diluted net income (loss) per share	28,619	24,546	30,530	24,483

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$122,609	$(5,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	430	339
Amortization of intangibles	496	429
Stock-based compensation	1,243	1,417
Excess tax benefits from stock-based compensation	(1,876)	(18)
Interest expense — accretion on 5% Convertible Debenture	316	316
Fair value adjustment of Put Option and Registration Rights	(2)	(10)
Loss on disposal of equipment	6	3
Changes in operating assets and liabilities:
Accounts receivable	(1,520)	332
Inventories	(425)	237
Deferred income taxes	(5,409)	—
Prepaid expenses and other current assets	269	102
Accounts payable	(1,188)	(1,221)
Accrued compensation and other current liabilities	464	607
Income taxes payable	7,288	—
Deferred revenue and customer advances	(28,877)	6,157
Other long-term liabilities	20	—

Net cash provided by operating activities	93,844	3,405

Cash flows used in investing activities:
Purchases of short-term investments	(24,913)	—
Intangibles and other assets	(833)	(643)
Purchases of property and equipment	(656)	(701)

Net cash used in investing activities	(26,402)	(1,344)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	147	125
Exercise of stock options and warrants	8,322	433
Excess tax benefits from stock-based compensation	1,876	18
Payments on notes payable and capital leases	—	(5)

Net cash provided by financing activities	10,345	571

Effect of exchange rates on cash and cash equivalents	831	57

Net increase in cash and cash equivalents	78,618	2,689
Cash and cash equivalents:
Beginning of the period	32,012	28,171

End of the period	$110,630	$30,860

Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,032	$27

Cash paid for interest	$500	$504

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     The results of operations for the interim periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
  Short-term Investments — The Company’s short-term investments consist primarily of highly liquid debt instruments purchased with an original or remaining maturity at the date of purchase of greater than 90 days. The Company classifies all debt securities with readily determinable market values as “available-for-sale” in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity (deficit). The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the condensed consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.
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
  Recent Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109 “Accounting for Income Taxes,” (“SFAS No. 109”). FIN 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 resulted in no adjustment to beginning retained earnings as the Company had a full valuation allowance on the deferred tax assets as of the adoption date. See Note 11.
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
2. INVENTORIES

	June 30,	December 31,
	2007	2006
	(In thousands)
Raw materials and subassemblies	$2,319	$2,267
Work in process	80	110
Finished goods	691	262

Inventories, net	$3,090	$2,639

3. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2007	2006
	(In thousands)
Computer equipment and purchased software	$3,168	$2,980
Machinery and equipment	3,020	2,817
Furniture and fixtures	1,318	1,280
Leasehold improvements	974	824

Total	8,480	7,901
Less accumulated depreciation	(6,621)	(6,254)

Property and equipment, net	$1,859	$1,647

4. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2007	2006
	(In thousands)
Patents and technology	$13,833	$13,011
Deferred income taxes	1,142	—
Other assets	105	105

Gross intangibles and other assets	15,080	13,116
Accumulated amortization of patents and technology	(6,216)	(5,731)

Intangibles and other assets, net	$8,864	$7,385

     The estimated annual amortization expense for intangible assets as of June 30, 2007 is $963,000 in 2007, $736,000 in 2008, $872,000 in 2009, $801,000 in 2010, $759,000 in 2011, and $4.0 million in total for all years thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2007	2006
	(In thousands)
Accrued legal	$368	$256
Other current liabilities	1,688	1,494

Total other current liabilities	$2,056	$1,750

Deferred revenue	$6,716	$1,646
Customer advances	47	70

Total current deferred revenue and customer advances	$6,763	$1,716

     Deferred revenue at June 30, 2007 includes $3.0 million representing the current portion of deferred revenue from Sony Computer Entertainment. See Note 10 for further discussion.
6. LONG-TERM DEBT
  5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”) — On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures will mature on December 22, 2009 (see Note 16 for subsequent event discussion regarding Mandatory Redemption). The amount payable at maturity of each 5% Convertible Debenture is the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest have not been converted into common stock or previously paid in cash. The Company cannot prepay the 5% Convertible Debenture except as described below in “Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option.” Interest accrues daily on the principal amount of the 5% Convertible Debenture at a rate of 5% per year and is payable on the last day of each calendar quarter. Interest will cease to accrue on that portion of the 5% Convertible Debenture that is converted or paid, including pursuant to conversion rights or rights of redemption. The holder of a 5% Convertible Debenture has the right to convert the outstanding principal amount and accrued and unpaid interest, in whole or in part, into the Company’s common stock at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder may require the Company to redeem all or a portion of its 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by 100% of the principal amount of the 5% Convertible Debenture. The Conversion Price will be reduced in certain instances when the Company sells, or is deemed to have sold shares of common stock at a price less than the applicable Conversion Price, including the issuance of certain options, the issuance of convertible securities, or the change in exercise price or rate of conversion for options or convertible securities. The Conversion Price will be proportionately adjusted if the Company subdivides (by stock split, stock dividend, recapitalization, or otherwise) or combines (by combination, reverse stock split, or otherwise) one or more classes of its common stock. So long as any 5% Convertible Debentures are outstanding, the Company will not, nor will the Company permit any of its subsidiaries to directly or indirectly incur or guarantee, assume or suffer to exist, any indebtedness other than permitted indebtedness under the 5% Convertible Debenture agreement. If an event of default occurs, and is continuing with respect to any of the Company’s 5% Convertible Debentures, the holder may, at its option, require the Company to redeem all or a portion of the 5% Convertible Debenture.
  Mandatory Conversion and Mandatory Redemption of 5% Convertible Debentures at the Company’s Option — If the closing bid price of the Company’s common stock is at or above $14.053 for at least 20 consecutive trading days and certain other conditions are met, the Company has the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of the Company’s common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If the Company makes either of the foregoing elections with respect to any 5% Convertible Debenture, the Company must make the same election with respect to all 5% Convertible Debentures. As of July 26, 2007 the closing bid price of the Company’s common stock exceeded $14.053 for 20 consecutive trading days and on July 27, 2007, the holders of the 5% Convertible Debentures were notified that the Company intended to effect the Mandatory Redemption (see Note 16).
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
     Annual maturities of long-term debt as of June 30, 2007 are $20.0 million due on December 23, 2009 (see Note 16).
7. LONG-TERM DEFERRED REVENUE
     On June 30, 2007, long-term deferred revenue was $12.9 million and included approximately $9.6 million of deferred revenue from Sony Computer Entertainment. On December 31, 2006, long-term deferred revenue was $31.8 million and included approximately $27.9 million of compulsory license fees and interest from Sony Computer Entertainment pursuant to Court orders dated January 10 and February 9, 2005. See Note 10 for further discussion.
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
     In March 2007, the Company concluded its patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Additionally, the Company and Sony Computer Entertainment entered into a new business agreement. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the Company’s financial statements at December 31, 2006 has been extinguished and the Company has accounted for this sum as litigation conclusions and patent license income in the three months ended March 31, 2007 and for the six months ended June 30, 2007. See Note 15, Contingencies. As the patent infringement litigation with Sony Computer Entertainment has concluded, the Company’s right to sell 7% Debentures has expired.
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
  Stock Options — The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Since inception, under the Company’s stock option plans, the Company may grant options to purchase up to 17,577,974 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At June 30, 2007, options to purchase 2,777,392 shares of common stock were available for grant, and options to purchase 6,618,465 shares of common stock were outstanding.
     On June 6, 2007, the Company’s stockholders approved the Immersion Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaces the Company’s 1997 Stock Option Plan (the “1997 Plan”). Effective June 6, 2007, the 1997 Plan was terminated. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Company’s Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2007 Plan authorizes the issuance of 2,303,232 shares of the Company’s common stock, and up to an additional 1,000,000 shares subject to awards that remain outstanding under the 1997 Plan as of June 6, 2007 and which subsequently terminate without having been exercised or which are forfeited to the Company.
  Employee Stock Purchase Plan — The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of June 30, 2007, 322,367 shares had been purchased under the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for sales made under the ESPP.
     The Company did not modify its ESPP in the quarter ended June 30, 2007.
  General Stock Option Information — The following table sets forth the summary of option activity under the Company’s stock option program for the six months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
Outstanding at December 31, 2006 (5,403,314 exercisable at a weighted average price of $7.65 per share)	7,585,423	$7.40
Granted (weighted average fair value of $5.48 per share)	1,051,708	8.97
Exercised	(1,796,008)	4.63
Canceled	(222,658)	7.13

Outstanding at June 30, 2007	6,618,465	$8.41	6.23	$48.7 million

Exercisable at June 30, 2007	4,231,067	$8.78	4.81	$31.4 million

     The expected to vest balance as of June 30, 2007 is equal to the outstanding balance at that date without consideration of forfeitures.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2007. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $8.2 million for the quarter ended June 30, 2007.
     Additional information regarding options outstanding as of June 30, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.20 - $ 2.35	731,342	5.22	$1.68	731,342	$1.68
3.20 - 6.11	684,269	6.39	5.50	467,738	5.48
6.20 - 6.95	1,145,957	7.97	6.77	472,796	6.69
6.96 - 7.00	859,015	7.03	6.99	595,235	6.99
7.02 - 8.98	1,187,507	4.33	8.37	936,529	8.60
9.04 - 9.04	881,198	9.62	9.04	—	—
9.11 - 15.50	724,043	4.47	10.68	622,293	10.85
17.13 - 33.50	374,747	2.43	26.60	374,747	26.60
34.75 - 34.75	5,501	1.29	34.75	5,501	34.75
43.25 - 43.25	24,886	2.78	43.25	24,886	43.25

$1.20 - $43.25	6,618,465	6.23	$8.41	4,231,067	$8.78

  Stock-based Compensation

     Valuation and amortization method — The Company uses the Black-Scholes model, single-option approach to determine the fair value of stock options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Prior to the adoption of SFAS No. 123R, the Company used the Black-Scholes model, multiple-option approach to determine the fair value of stock options and ESPP shares and amortization of resulting stock-based compensation amounts included in its pro forma disclosures of SFAS No. 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
     Expected term — The Company estimates the expected term of options granted by using the simplified method as prescribed by SAB No. 107. The expected term of ESPP shares is the length of the offering period.
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
     The assumptions used to value option grants and shares under the ESPP are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options	2007	2006	2007	2006
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	59%	62%	60%	62%
Interest rate	5.0%	5.1%	4.6%	4.9%
Dividend yield	—	—	—	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Purchase Plan	2007	2006	2007	2006
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	45%	34%	45%	34%
Interest rate	5.2%	4.6%	5.2%	4.6%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income Statement Classifications	2007	2006	2007	2006
	(In thousands)		(In thousands)
Cost of product sales	$26	$18	$46	$37
Sales and marketing	217	296	377	582
Research and development	128	121	314	250
General and administrative	238	259	506	548

Total	$609	$694	$1,243	$1,417

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the three months and six months ended June 30, 2007, the Company recorded $791,000 and $1.9 million, respectively, of excess tax benefits from stock-based compensation.
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
     As of June 30, 2007, there was $5.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
10. LITIGATION CONCLUSIONS AND PATENT LICENSE
     In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the District Court judgment against it, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. See Note 15 for further discussion of this litigation. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and its affiliates a worldwide, non-transferable, non-exclusive license of the Company’s patents for the on-going use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. The Company also granted to Sony Computer Entertainment a license of the Company’s patents for the use, development, manufacture, sale, lease, importation, and distribution, by Sony Computer Entertainment and through third parties, of haptic game devices for use on those Sony PlayStation consoles. The Company also granted Sony Computer Entertainment certain other licenses, an option to obtain licenses in the future with respect to future gaming consoles, products, certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. The Company engaged an independent firm of financial advisors to assist with the determination of the fair value of all the elements of both the litigation conclusion and the patent license. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million is allocated to deferred license revenue. The Company recorded $749,000 and $856,000, as revenue, respectively, in the three-month and six-month periods ended June 30, 2007. The Company will record the remaining $29.1 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with APB No. 21 “Interest on Receivables and Payables.” Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million payment installment becomes due.
     In 2003, the Company executed a series of agreements with Microsoft as described in Note 8 that provided for settlement of its lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. Under the terms of these agreements, in the event that the Company elects to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of the Company’s granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 has been extinguished, and the Company has accounted for this sum as litigation conclusions and patent license income in the three-month period ended March 31, 2007. However, in a letter sent to the Company dated May 1, 2007, Microsoft disputed the Company’s position and stated that it believes the Company owes Microsoft at least $27.5 million. On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. The Company disputes Microsoft’s allegations and intends to vigorously defend itself. See Contingencies Note 15. The results of any litigation are inherently uncertain, and there can be no assurance that the Company’s position will prevail.
     On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”). On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which Electro Source makes royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles. In March 2006 and June 2006, Electro Source paid the Company $650,000 and $400,000, respectively, and the Company recorded $400,000 and $1.1 million as litigation conclusions and patent license income during the three-month and six-month periods ended June 30, 2006, respectively.
11. INCOME TAXES
     For the three months and six months ended June 30, 2007, the Company recorded (benefits) provisions for income taxes of $(1.5) million and $7.0 million, yielding effective tax rates of 113.3% and 5.4%, respectively. For the three months and six months ended June 30, 2006, the Company recorded (benefits) provisions for income taxes of $(15,000) and $87,000, yielding effective tax rates or 0.6% and (1.7)%, respectively. During the second quarter of 2007, the Company generated a $1.3 million taxable loss. During the first six months of 2007, the Company generated $129.6 of taxable income and based upon these earnings and projected future taxable earnings the Company released $47.6 million of the valuation allowance previously recorded against the deferred tax assets. Although the Company incurred pre-tax losses for the six months ended June 30, 2006, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $6.9 million during the period, created federal and state alternative minimum taxable income.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     The application of FIN 48 would have resulted in a decrease in retained earnings of $628,000, except that the decrease was fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have an impact on the effective tax rate due. Accrued interest on tax positions will be recorded as a component of income tax provision but is not significant at June 30, 2007. No interest or penalties were recorded upon the adoption of FIN 48 as of January 1, 2007 or in the six months ended June 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1993 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 1993 through 2006. The Company’s foreign operations in Canada are open to audit under statute of limitation for the years ending December 31, 1998 through 2006. The Company’s fiscal 2004 income tax return is currently under a routine examination by the Internal Revenue Service.
     Net deferred income taxes were $5.4 million as of June 30, 2007 and are primarily timing differences between book and tax and federal net operating loss carryforwards of $2.8 million (net of $1.0 million) that are limited in utilization to approximately $1.1 million annually, which expire in 2020. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

12. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) used in computing basic net income (loss) per share	$176	$(2,379)	$122,609	$(5,285)
Interest on 5% Convertible Debentures	—	—	295	—

Net income (loss) used in computing diluted net income (loss) per share	$176	$(2,379)	$122,904	$(5,285)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	26,297	24,546	25,822	24,483
Dilutive potential common shares:
Stock options	1,933	—	1,517	—
Warrants	389	—	345	—
5% Convertible Debentures	—	—	2,846	—

Shares used in computation of diluted net income (loss) per share	28,619	24,546	30,530	24,483

Basic net income (loss) per share	$0.01	$(0.10)	$4.75	$(0.22)

Diluted net income (loss) per share	$0.01	$(0.10)	$4.03	$(0.22)

     For the three and six months ended June 30, 2007, options and warrants to purchase approximately 534,578 and 918,988 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $11.27 and $9.50, respectively, were not included in the calculation because the effect would have been anti-dilutive. Additionally for the three months ended June 30, 2007, securities representing the conversion of the 5% Convertible Debentures of 2,846,363 were excluded from the calculation because the effect would have been anti-dilutive.
     As of June 30, 2006, the Company had securities outstanding that could potentially dilute basic earnings per share, but were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

June 30,
2006
Outstanding stock options	7,757,382
Warrants	808,762
5% Senior Subordinated Convertible Debentures	2,846,363
13. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$176	$(2,379)	$122,609	$(5,285)
Change in unrealized gains (losses) on short-term investments	(25)	—	(25)	—
Foreign currency translation adjustment	32	21	32	21

Total comprehensive income (loss)	$183	$(2,358)	$122,616	$(5,264)

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
     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$4,474	$3,229	$8,232	$6,677
Immersion Medical	4,147	3,475	6,804	6,076
Intersegment eliminations	(26)	(51)	(27)	(68)

Total	$8,595	$6,653	$15,009	$12,685

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$152	$(2,464)	$123,442	$(5,103)
Immersion Medical	23	95	(839)	(183)
Intersegment eliminations	1	(10)	6	1

Total	$176	$(2,379)	$122,609	$(5,285)

	June 30,	December 31,
	2007	2006
	(In thousands)
Total Assets:
Immersion Computing, Entertainment, and Industrial	$175,453	$64,280
Immersion Medical	6,414	7,494
Intersegment eliminations	(20,664)	(21,759)

Total	$161,203	$50,015

     Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.
     The Company operates primarily in the United States and in Canada where it operates through its wholly owned subsidiary, Immersion Canada, Inc. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net income (loss). These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.
     Revenue by Product Lines — Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:
Consumer, Computing, and Entertainment	$1,716	$1,019	$3,490	$2,427
3D	1,097	1,182	2,088	2,359
Touch Interface Products	1,635	977	2,627	1,823

Subtotal Immersion Computing, Entertainment, and Industrial	4,448	3,178	8,205	6,609
Immersion Medical	4,147	3,475	6,804	6,076

Total	$8,595	$6,653	$15,009	$12,685

     Revenue by Region — The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North America	60%	73%	63%	72%
Europe	18%	17%	17%	17%
Far East	17%	8%	16%	9%
Rest of the world	5%	2%	4%	2%

Total	100%	100%	100%	100%

     The Company derived 58% and 70% of its total revenues from the United States of America for the three months ended June 30, 2007 and 2006, respectively. The Company derived 11% of its total revenues from Japan for the three months ended June 30, 2007. The Company derived 10% and 11% of its total revenues from Germany for the three months ended June 30, 2007 and 2006, respectively. The Company derived 62% and 70% of its total revenues from the United States of America for the six months ended June 30, 2007 and 2006, respectively. The Company derived 11% of its total revenues from Japan for the six months ended June 30, 2007. The Company derived 11% of its total revenues from Germany for the six months ended June 30, 2006. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on June 30, 2007 and December 31, 2006.
  Significant Customers — Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Customer A	12%	*	12%	*
Customer B	11%	*	*	*

Total	23%	*	12%	*

*	Revenue derived from customer represented less than 10% for the period.
     Customer B and two other customers accounted for 11%, 22%, and 10%, respectively, of the Company’s accounts receivable at June 30, 2007. Customer B accounted for 49% of the Company’s accounts receivable at December 31, 2006. No other customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2006.
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
     The operative amended complaint is brought on purported behalf of all persons who purchased the Company’s common stock from the date of the Company’s IPO through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriters agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriters; and (2) the underwriters arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages.
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation). Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, the Company cannot assure that it will prevail in the lawsuit.
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
     On September 21, 2004, after a trial, the jury returned its verdict in favor of the Company. The jury found all the asserted claims of the patents valid and infringed. The jury awarded the Company damages in the amount of $82.0 million. On March 24, 2005, Judge Wilken entered judgment in the Company’s favor and awarded the Company $82.0 million in past damages, and pre-judgment interest in the amount of $8.9 million, for a total of $90.9 million. The Company was also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005, pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of the Company and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
     On March 1, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals from the District Court’s April 7, 2005 Amended Judgment (and all interlocutory orders merged in the Amended Judgment). On March 2, 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeal from the District Court’s March 8, 2006 order denying Sony Computer Entertainment’s motion for relief from final judgment under Rule 60(b) of the Federal Rules of Civil Procedure. On March 8, 2007, the Federal Circuit dismissed the Sony Computer Entertainment Rule 60(b) appeal. On March 14, 2007 the Federal Circuit dismissed the Sony Computer Entertainment appeal of Amended Judgment (and all interlocutory orders merged in the Amended Judgment). In accordance with the Amended Judgment, the Company received funds totaling $97.3 million in satisfaction of the judgment for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe the Company’s patents, pre-judgment interest and costs, and post-judgment interest. Additionally, the Company retained $32.4 million of compulsory license fees and interest thereon previously paid to the Company by Sony Computer Entertainment ($27.9 million in long-term deferred revenue on December 31, 2006 and $4.5 million received subsequent to year end.) On March 19, 2007, the Company lodged with the court a Notice of Satisfaction of Judgment, indicating that Sony Computer Entertainment had satisfied and discharged the judgment that the court had entered. On March 19, 2007, pursuant to a Stipulation lodged with the court, Judge Wilken entered an order dissolving the permanent injunction.
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On March 27, 2007, the Company filed a petition to terminate the inter partes reexamination on the grounds that the District Court judgment was final and non-appealable. On June 5, 2007, the USPTO granted the Company’s petition to terminate the inter partes proceedings.
  Internet Services LLC Litigation
     On October 20, 2004, Internet Services LLC (“ISLLC”) filed claims against the Company in its lawsuit against Sony Computer Entertainment, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and the Company of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a notice of appeal of the District Court orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. On April 4, 2007, the Federal Circuit issued its opinion, affirming the District Court orders.
     On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007, and entered a judgment affirming the District Court’s previous orders. On April 23, 2007, ISLLC filed in the Federal Circuit a Petition for Panel Rehearing and a Motion to Extend Time. ISLLC argued that the Court should rehear the matter or correct and/or clarify the April 4, 2007 opinion. On May 7, 2007, the Federal Circuit denied ISLLC’s petition.
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint to remove the declaratory relief claim. The Company opposed ISLLC’s motion, and cross-moved for judgment on the pleadings on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part the Company’s motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain.
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
     On November 22, 2006, Thorner brought a motion for summary judgment arguing that the Company’s breach of contract claim was barred by the doctrine of judicial estoppel as a result of a statement made in connection with the Sony Computer Entertainment Rule 60 (b) motion. On January 26, 2007, the Court held a hearing on Thorner’s motion. On January 29, 2007, the Court issued an order denying Thorner’s summary judgment motion, ruling that the Company’s breach of contract claim was not barred by judicial estoppel. On February 5, 2007, with leave of Court, the Company filed a First Amended Complaint in the action to add Thorner’s company, Virtual Reality Feedback Corporation (“VRF”), as a party-defendant. On February 9, 2007, Thorner filed an Amended Answer and Counterclaims. The Amended Counterclaims against the Company dropped the previously-dismissed counterclaims based on Thorner’s claims for a share of the Company’s settlement with Microsoft, but alleged other counterclaims for alleged Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Promissory Fraud, Breach of Fiduciary Duty, Negligent Misrepresentation and Rescission. Thorner alleged in part that the Company breached its agreement with Thorner by failing to pay royalties for Vibetonz Studio Software Development Kit (“SDK”) and Immersion Studio for Gaming; that the Company breached alleged duties to Thorner to license the ‘722 patent; and that Thorner’s agreement with the Company should be rescinded. Thorner’s Amended Counterclaim does not specify an amount of damages sought but alleges that Thorner has been damaged in an amount to be proven at trial. The Company disputes Thorner’s allegations and intends to vigorously oppose them.
     On June 27, 2007, the parties informed the Court that they had reached an agreement in principle to resolve the case and requested that the Court vacate dates in the case. The parties requested a status conference in the event that the matter was not finally resolved. On July 3, 2007, the Court entered an Order approving the stipulation, vacating pending dates in the action, and setting September 7, 2007 as a date for a further status conference.
  Faro Technologies Inc. v. Immersion Corporation
     On May 3, 2007, Faro Technologies, Inc. (“Faro”) sued the Company in the Eastern District of Pennsylvania. The complaint alleges patent infringement of Faro’s 5,402,582 patent by the Company’s MicroScribe X product. The Company was not served with the complaint. On August 2, 2007, Faro filed a voluntary dismissal without prejudice of the complaint.
  Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that the Company breached a “Sublicense Agreement” executed in connection with the parties’ settlement of litigation in 2003 (see discussion above regarding the settlement with Microsoft). The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment. In a letter sent to the Company dated May 1, 2007, Microsoft stated that it believes the Company owes Microsoft at least $27.5 million. The Company was served with the complaint on July 6, 2007; its response is due on September 4, 2007. The Company disputes Microsoft’s allegations and intends to vigorously defend itself.
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
16. SUBSEQUENT EVENT
     On July 27, 2007 the Company announced that it had notified the holders of its 5% Convertible Debentures, due in 2009, of its intent to redeem all of the 5 % Convertible Debentures in full pursuant to the Mandatory Redemption provision in its 5% Convertible Debentures discussed in Note 6. Approximately $20.1 million of principal and accrued interest is outstanding under the 5% Convertible Debentures. Under the terms of the 5% Convertible Debentures, once the closing bid price of the Company’s common stock exceeds $14.053 per share for 20 consecutive trading days, the Company may redeem the 5% Convertible Debentures at the end of a 30-day notice period. Prior to the end of the 30-day period, the holders of the 5% Convertible Debenture may elect to convert the principal and accrued interest outstanding into shares of the Company’s common stock at a conversion price of $7.0265 per share. The 5% Convertible Debentures ceased to accrue further interest upon the Company’s election to effect the Mandatory Redemption.
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
     Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
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
     The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and ESPP shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     See Note 9 to the condensed consolidated financial statements for further information regarding the SFAS No. 123R disclosures.
  Accounting for Income Taxes — We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.
     Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our judgments, assumptions, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and any future tax audits could significantly impact the amounts provided for income taxes in our condensed consolidated financial statements.
     Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render inaccurate our current assumptions, judgments, and estimates of recoverable net deferred taxes. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
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
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we entered into a new business agreement with Sony Computer Entertainment. We have determined that the conclusion of our litigation with Sony Computer Entertainment does not trigger any payment obligations under our Microsoft agreements. However, on June 18, 2007, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging breach of our “Sublicense Agreement” dated July 25, 2003 and seeks damages, specific performance, declaratory judgment and attorneys’ fees and costs. We believe that we are not obligated under the “Sublicense Agreement” with Microsoft to make any payment to Microsoft relating to the conclusion of our litigation with Sony Computer Entertainment. We intend to defend this lawsuit vigorously. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     In December 2004, we executed a series of agreements as described in Note 6 to the condensed consolidated financial statements that provided for the issuance of 5% Convertible Debentures and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures. We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debentures — $16.8 million. The 5% Convertible Debentures are being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Equity (Deficit), the value of the Put Option and Registration Rights are recorded as liabilities and are subject to future value adjustments, and the value of the 5% Convertible Debentures is recorded as long-term debt. As of July 26, 2007 the closing bid price of our common stock exceeded $14.053 for 20 consecutive trading days and on July 27, 2007, the holders of the 5% Convertible Debentures were notified that we intend to effect the Mandatory Redemption of the 5% Convertible Debentures (see Note 16 to the condensed consolidated financial statements regarding subsequent event).
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
  Short-term Investments — Our short-term investments consist primarily of highly liquid debt instruments purchased with an original or remaining maturity at the date of purchase of greater than 90 days. We classify all debt securities with readily determinable market values as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity (deficit). We review all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the condensed consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.
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
  Intangible Assets — We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and six months ended June 30, 2007, we capitalized costs associated with patents and trademarks of $447,000 and $833,000, respectively. Our total amortization expense for the same periods for all intangible assets was $242,000 and $496,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Overview

     We achieved a 29% increase in revenues during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and an 18% increase in revenues during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The second quarter revenue growth was primarily due to a 61% increase in royalty and license revenues, primarily gaming and touch interface product royalties and a 35% increase in product sales, primarily medical product sales. Our net income was $176,000 for the three months ended June 30, 2007 compared to a net loss of $2.4 million for the three months ended June 30, 2006, mainly due to an increase in revenues, income tax benefits, and increased interest income, partially offset by increased operating expenses. Our net income was $122.6 million for the six months ended June 30, 2007 compared to a net loss of $5.3 million for the six months ended June 30, 2006. The increase in net income was primarily due to the litigation conclusion and patent license from Sony Computer Entertainment of $119.9 million and the extinguishment of the liability to Microsoft of $15.0 million.
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally we retained the $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. We also entered into a new business agreement with Sony Computer Entertainment. In addition, in both March and June 2007, Sony Computer Entertainment made payments of $1.875 million pursuant to rights under the new business agreement.
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

	June 30,		Change
REVENUES	2007	2006
	($ In thousands)
Three months ended:

Royalty and license	$2,747	$1,702	61%
Product sales	5,289	3,917	35%
Development contracts and other	559	1,034	(46)%

Total Revenue	$8,595	$6,653	29%

Six months ended:

Royalty and license	$4,958	$3,612	37%
Product sales	8,879	7,283	22%
Development contracts and other	1,172	1,790	(35)%

Total Revenue	$15,009	$12,685	18%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
  Total Revenue — Our total revenue for the second quarter of 2007 increased by $1.9 million or 29% from the second quarter of 2006.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended June 30, 2007 was $2.7 million, an increase of $1.0 million or 61% from the three months ended June 30, 2006. The increase in royalty and license revenue was primarily due to an increase in touch interface product royalties of $681,000 and an increase in gaming royalties of $444,000.
     Touch interface product royalties increased due to increased licensee revenue from the expansion of the number of products licensed to the automotive market and the recognition of certain royalty payments in the second quarter of 2007.
     The increase in gaming royalties was mainly due to new royalty and license revenue from Sony Computer Entertainment, a first-party peripheral licensee, during the three months ended June 30, 2007, which offset a decrease in sales by our third-party peripheral licensees of royalty bearing gaming peripherals compared to last year. Sony Computer Entertainment became a licensee in March 2007, and accordingly there was no license revenue from them in the prior year comparative period. During the three months ended June 30, 2007, we recognized $749,000 of revenue from Sony Computer Entertainment. The decrease in revenues of $305,000 from our third-party peripheral licensees was primarily due to i) the reduced sales of past generation video console systems with the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers as market share shifted to first-party peripheral makers due to the launch of the next-generation console models.
     The market share shift to first-party peripheral makers in combination with other actions by Microsoft, Sony, and Nintendo has caused our gaming revenue from existing third-party peripheral licensees to decline. Sony announced on May 8, 2006 that the vibration feature that is currently available on controllers for PlayStation and PlayStation 2 would be removed from the new PlayStation 3 controller. The PlayStation 3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current and future gaming royalty revenues from third-party peripheral licensees since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. In the first quarter of 2007, Sony released an update to the PlayStation 3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and rumble and force feedback controllers compatible with the PS1 and PS2 console systems. We do not know if this situation might change at some point in the life of the PlayStation 3 console system, or whether or to what extent the PlayStation 3 console will be compatible with or support rumble or force feedback in PS3 games or controllers compatible with the PS3 console system.
     Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007 (see Note 10 to the condensed consolidated financial statements for more discussion) we will recognize a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft licenses additional third-parties, our gaming royalty revenue may continue to decline. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo licenses additional third-party licensees, our gaming royalty revenue may continue to decline.
     Product sales — Product sales for the three months ended June 30, 2007 were $5.3 million, an increase of $1.4 million or 35% as compared to the three months ended June 30, 2006. The increase in product sales was primarily due to increased medical product sales of $1.4 million, mainly due to increased sales of our endovascular, endoscopy, and Virtual IV simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. In addition, there was an increase in product sales from touch interface products of $18,000 including increased sales of rotary modules. Touch interface products include touchscreen and touch panel components, rotary modules, and commercial gaming products. Partially offsetting this increase was a decrease in product sales of our 3D products of $93,000 primarily due to decreased sales of our MicroScribe, CyberGrasp®, and CyberGlove® products as a result of some sales force transitions.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial and government contracts and extended support and warranty contracts. Development contract and other revenue was $559,000 during the three months ended June 30, 2007, a decrease of $475,000 or 46% as compared to the three months ended June 30, 2006. Government contract revenue decreased by $645,000 primarily due to the completion of work performed under a medical government contract. Partially offsetting this decrease was an increase in commercial contract revenue of $105,000 mainly due to increased revenue recognized on mobile device development contracts led by the completion of one mobile device development contract, partially offset by decreased medical and touch interface product development contract revenue.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of 2007, revenue generated in North America, Europe, Far East, and Rest of the World represented 60%, 18%, 17%, and 5%, respectively, compared to 73%, 17%, 8%, and 2%, respectively, for the second quarter of 2006. The shift in revenues among regions was mainly due to an increase in medical product revenue, touch interface product royalty revenue, and mobile devices royalty and development contract revenue in the Far East, and an increase in medical product sales in the Rest of the World, offset by a reduction in revenue from North American gaming licensees and a decrease in government contract revenue from customers in North America due to the completion of those projects in 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
  Total Revenue — Our total revenue for the first six months of 2007 increased by $2.3 million or 18% from the first six months of 2006.
     Royalty and license revenue — Royalty and license revenue for the six months ended June 30, 2007 increased by $1.3 million or 37% from the six months ended June 30, 2006. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $699,000 and an increase in touch interface product royalties of $691,000, offset in part by a decrease in medical license fees of $83,000. The increase in gaming royalties was mainly due to new royalty and license revenue from Sony Computer Entertainment, a first-party peripheral licensee, during the six months ended June 30, 2007, which offset a decrease in sales by our third-party peripheral licensees of royalty bearing gaming peripherals compared to last year. Touch interface product royalties increased due to the expansion of the number of products licensed to the automotive market and the recognition of certain royalty payments in the second quarter of 2007. The decrease in medical royalty and license revenue was primarily due to a decrease in license revenue from our license and development agreements with Medtronic.
     Product sales — Product sales for the six months ended June 30, 2007 increased by $1.6 million or 22% as compared to the six months ended June 30, 2006. The increase in product sales was primarily due to increased medical product sales of $1.8 million, mainly due to increased sales of our endovascular, endoscopy, and Virtual IV simulator platforms. In addition, there was an increase in product sales from touch interface products of $58,000 including increased sales of rotary modules and commercial gaming products. Partially offsetting this increase was a decrease in product sales of our 3D products of $270,000 primarily due to decreased sales of our MicroScribe, CyberGlove, and CyberGrasp, products due to sales force transitions and quality initiatives.
     Development contract and other revenue — Development contract and other revenue for the six months ended June 30, 2007 decreased by $618,000 or 35% as compared to the six months ended June 30, 2006. Government contract work decreased by $1.1 million primarily due to the completion of work performed under a medical government contract in 2006. Partially offsetting this decrease was an increase in commercial contract revenue of $355,000 mainly due to increased development contract revenue from the completion of one mobile device development contract and continued revenue from another mobile device development contract. In addition, revenue from product repairs increased by $106,000.
     In the first six month of 2007, revenue generated in North America, Europe, Far East, and Rest of the World represented 63%, 17%, 16%, and 4%, respectively, compared to 72%, 17%, 9%, and 2%, respectively, for the first six months of 2006. The shift in revenues among regions was mainly due to an increase in medical product revenue, touch interface product royalty revenue, and mobile devices royalty and development contract revenue in the Far East, and an increase in medical product sales in the Rest of the World, offset by a decrease in government contract revenue from customers in North America due to the completion of those projects in 2006.

	June 30,		Change
COST OF PRODUCT SALES	2007	2006
	($ In thousands)
Three months ended:
Cost of product sales	$2,427	$1,802	35%
% of total product revenue	46%	46%

Six months ended:
Cost of product sales	$3,970	$3,157	26%
% of total product revenue	45%	43%

  Cost of Product Sales — Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $2.4 million, an increase of $625,000 or 35% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in cost of product sales was primarily due to increased direct material costs of $368,000 and an increase of overhead costs of $266,000, offset in part by decreased royalties of $32,000. The increase in direct material costs was a result of increased product sales. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations which we anticipate will continue throughout 2007.
     Cost of product sales increased by $813,000 or 26% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in cost of product sales was primarily due to increased direct material costs of $519,000, and an increase of overhead costs of $328,000, offset in part by decreased royalties of $53,000. The increase in direct material costs was a result of increased product sales and a shift in product mix that included sales of our lower margin Virtual IV medical simulator. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2007	2006
	($ In thousands)
Three months ended:

Sales and marketing	$3,030	$3,009	1%
% of total revenue	35%	45%

Research and development	$2,513	$1,802	39%
% of total revenue	29%	27%

General and administrative	$3,122	$2,296	36%
% of total revenue	36%	35%

Amortization of intangibles	$242	$219	11%
% of total revenue	3%	3%

Litigation conclusions and patent license	$—	$(400)	* %
% of total revenue	—%	(6)%

Six months ended:

Sales and marketing	$5,733	$6,086	(6)%
% of total revenue	38%	48%

Research and development	$5,056	$3,531	43%
% of total revenue	34%	28%

General and administrative	$6,381	$5,107	25%
% of total revenue	43%	40%

Amortization of intangibles	$496	$429	16%
% of total revenue	3%	3%

Litigation conclusions and patent license.	$(134,900)	$(1,050)	* %
% of total revenue	(899)%	(8)%

*	Percentage not meaningful
  Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $3.0 million, an increase of $21,000 or 1% in the second quarter of 2007 compared to the comparable period in 2006. The increase was primarily due to increased salaries, benefits, and overhead expense of $59,000, an increase in bad debt expense of $39,000, an increase in professional consulting and license fees of $19,000, and an increase in inventory items used for demonstration purposes of $11,000, offset in part by decreased advertising and public relations costs of $59,000, and a decrease in travel expense to support sales and marketing efforts of $49,000 due to timing of programs and sales meetings. The increased compensation, benefits, and overhead expense was primarily due to increased variable compensation earned on increased sales and contracts signed during the period. We expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We expect to continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.

     Sales and marketing expenses decreased by $353,000 or 6% in the first six months of 2007 compared to the comparable period in 2006. The decrease was mainly the result of decreased compensation, benefits, and overhead expense of $122,000, decreased advertising and marketing expenses including, market research, product marketing and public relations costs of $117,000, and decreased travel expense to support sales and marketing efforts of $104,000. The decreased compensation, benefits, and overhead expense was primarily due to a reduction in headcount and decreased stock-based compensation expense offset in part by an increase in variable compensation earned on increased sales and contracts signed during the period.
  Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $2.5 million, an increase of $711,000 or 39% in the second quarter of 2007 compared to the same period in 2006. The increase was primarily due to increased compensation, benefits, and overhead of $514,000, an increase in professional consulting expense of $116,000 for non-recurring engineering projects, an increase in prototyping expenses of $64,000, and an increase in travel of $13,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     Research and development expenses increased by $1.5 million or 43% in the first six months of 2007 compared to the same period in 2006. The increase was primarily due to increased compensation, benefits, and overhead of $1.1 million, an increase in professional consulting expense of $230,000 for non-recurring engineering projects, an increase in travel of $77,000 in support of sales efforts, and an increase in prototyping expenses of $51,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. Additionally, environmental regulation compliance has caused overall research and development expenses to increase for the period and we anticipate we will need to expend further costs and resources to meet new compliance regulations in the future.
  General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $3.1 million, an increase of $826,000 or 36% in the second quarter of 2007 compared to the same period in 2006. The increase was primarily due to increased legal, professional, and license fee expense of $823,000. The increased legal, professional, and license fee expenses were primarily due to increased audit, tax, and accounting fees mainly related to the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license and income tax related issues, increased general legal and patent costs, and increased consulting costs. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to defend our intellectual property and defend lawsuits brought against us.
     General and administrative increased by $1.3 million or 25% in the first six months of 2007 compared to the same period in 2006. The increase was primarily due to increased legal, professional, and license fee expense of $1.2 million and increased public company expense of $75,000. The increased legal, professional, and license fee expenses were primarily due to increased audit, tax, and accounting fees, increased general legal and patent costs, and increased consulting costs.
  Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles increased by $23,000 or 11% in the second quarter of 2007 compared to the same period in 2006. Amortization of intangibles increased by $67,000 or 16% in the first six months of 2007 compared to the same period in 2006. The increases were primarily attributable to the increased cost and number of patents being amortized offset in part by some intangible assets reaching full amortization.
  Litigation Conclusions and Patent License — In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. See Note 15 to the condensed consolidated financial statements for further discussion of this litigation. As of March 19, 2007 both parties entered into an agreement whereby we granted Sony Computer Entertainment and its affiliates a worldwide, non-transferable, non-exclusive license of our patents for the going-forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. We also granted to Sony Computer Entertainment a license of our patents for the use, development, manufacture, sale, lease, importation, and distribution, by Sony Computer Entertainment and through third parties, of haptic game devices for use on those Sony PlayStation consoles. We also granted Sony Computer Entertainment certain other licenses, an option to obtain licenses in the future with respect to future gaming consoles, products, certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. We engaged an independent firm of financial advisors to assist with the determination of the fair value of all the elements of both the litigation conclusion and patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. We recorded $749,000 and $856,000, as revenue, respectively, in the three-month and six-month periods ended June 30, 2007. We will record the remaining $29.1 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21 “Interest on Receivables and Payables.” Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We will account for the difference of $2.3 million as interest income as each $1.875 million payment installment becomes due.
     Under the terms of a series of agreements that we entered into with Microsoft in 2003, in the event we had elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The patent infringement litigation with Sony Computer Entertainment was concluded in March 2007 at the U.S. Court of Appeals for the Federal Circuit without settlement. We have determined that the conclusion of our litigation with Sony Computer Entertainment does not trigger any payment obligations under our Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we have accounted for this sum as litigation conclusions and patent license income in the six-month period ended June 30, 2007. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. We dispute Microsoft’s allegations and intend to vigorously defend ourselves. See Contingencies Note 15 to the condensed consolidated financial statements. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source will make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PlayStation and PlayStation 2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. In March 2006 and June 2006, Electro Source paid us $650,000 and $400,000, respectively, and we recorded $400,000 and $1.1 million as litigation conclusions and patent license income during the three-month and six-month periods ended June 30, 2006, respectively.
  Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents and short-term investments. Interest and other income increased by $1.7 million in the second quarter of 2007 compared to the same period in 2006. This improvement was primarily the result of increased interest income earned on increased cash, cash equivalents, and short-term investments invested after the receipt of the judgment from Sony Computer Entertainment in March 2007. Interest income earned on the payments from Sony Computer Entertainment up until the judgment became final had been included in deferred revenue. We expect interest income to increase throughout the remainder of the year due to interest income earned on our increased cash, cash equivalent, and short-term investment balances.
     Interest and other income increased by $2.0 million in the first six months of 2007 compared to the same period in 2007. This improvement was the result of increased cash, cash equivalents, and short-term investments invested for the first six months of 2007 compared to the same period in 2006.
  Interest Expense — Interest expense consists primarily of interest and accretion expense on our 5% Convertible Debentures. Interest expense increased by $4,000 in the second quarter of 2007 compared to the same period in 2006. Interest expense increased by $3,000 in the first six months of 2007 compared to the same period in 2006. See subsequent Note 16 to the condensed consolidated financial statements with regard to future interest expense on our 5% Convertible Debentures.
  Benefit (Provision) for Income Taxes — For the second quarter of 2007, we recorded a benefit for income taxes of $(1.5) million on a pre-tax loss of $1.3 million, yielding an effective tax rate of 113.3%. For the second quarter of 2006, we recorded a benefit for income taxes of $(15,000) on a pre-tax loss of $2.4 million, yielding an effective tax rate of 0.6%. During the second quarter of 2007, we generated a $1.3 million taxable loss. Based on this loss and future projections, we recorded a benefit for income taxes for the quarter ended June 30, 2007. Reductions in estimated taxable income caused us to record a tax benefit for the quarter ended June 30, 2006.
     For the six months ended June 30, 2007, we recorded a provision for income taxes of $7.0 on pre-tax income of $129.6 million, yielding an effective tax rate of 5.4%. For the six months ended June 30, 2006, we recorded a provision for income taxes of $87,000 on a pre-tax loss of $5.2 million, yielding an effective tax rate of (1.7)%. The provision for income taxes for the six months ended June 30, 2007 utilized a significant portion of our net operating loss carryforwards to offset taxable income that were previously fully reserved thereby reducing the overall effective tax rate. We released $47.0 million of the deferred tax valuation allowance in the six months ended June 30, 2006 as the income utilized a substantial portion of the deferred tax assets. The provision for income tax for the six months ended June 30, 2006 was based on federal and state alternative minimum income tax payable on taxable income. Although we incurred pre-tax losses in six months ended June 30, 2006, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $6.9 million for the first six months of 2006 were taxable, giving rise to an overall taxable profit.
SEGMENT RESULTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:
Immersion Computing, Entertainment, and Industrial	$4,474	$3,229	$8,232	$6,677
Immersion Medical	4,147	3,475	6,804	6,076
Intersegment eliminations	(26)	(51)	(27)	(68)

Total	$8,595	$6,653	$15,009	$12,685

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$152	$(2,464)	$123,442	$(5,103)
Immersion Medical	23	95	(839)	(183)
Intersegment eliminations	1	(10)	6	1

Total	$176	$(2,379)	$122,609	$(5,285)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
  Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $4.5 million, an increase of $1.3 million or 39% in the second quarter of 2007 compared to the same period in 2006. Royalty and license revenues increased by $1.1 million, mainly due to new royalty and license revenue from Sony Computer Entertainment, a first-party peripheral licensee, which was offset in part by a decrease in royalty and license revenue from our third-party peripheral licensees of royalty bearing gaming peripherals, and an increase in touch interface product royalties from the expansion of products licensed by us in the automotive market and the recognition of certain royalty payments during the second quarter. Development contract revenues increased by $217,000, primarily due to increased revenue from mobile device contracts, partially offset by a decrease in touch interface product development contracts. Product sales decreased by $100,000, mainly due to decreased sales of our 3D products including our MicroScribe, CyberGrasp, and CyberGlove products, partially offset by an increase in product sales from touch interface products, including sales of rotary modules. Net income for the three months ended June 30, 2007 was $152,000, an improvement of $2.6 million compared to the same period in 2006. The increase was primarily due to an increase in interest and other income of $1.7 million, an increase in benefit for income taxes $1.5 million, and increased gross margin of $1.0 million. The increases were partially offset by an increase of general and administrative expenses of $955,000, the reduction of litigation settlements of $400,000 from Electro Source in 2006, and an increase in research and development expenses of $138,000.
     Revenues for the first six months of fiscal 2007 increased by $1.6 million, or 23% as compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. Royalty and license revenue increased by $1.4 million, mainly due to increased gaming royalties and increased royalties and license fees from our touch interface product licensees as noted above; development contract revenue increased by $379,000, primarily due to increased revenue from mobile device contracts, offset in part by a reduction in revenue on touch interface products’ contracts; and product sales decreased by $253,000, mainly due to decreased sales of our 3D products partially offset by an increase in touch interface product sales. Net income for the six months ended June 30, 2007 was $123.4 million, an improvement of $128.5 million compared to the same period in 2006. The increase was primarily due to the litigation conclusions and patent license income of $134.9 million (Sony Computer Entertainment of $119.9 million and from Microsoft of $15.0 million), increased interest and other income of $2.0 million, increased gross margin of $1.3 million and a decrease in sales and marketing expenses of $189,000. The increases were partially offset by increased provision for income taxes of $6.9 million, an increase in general and administrative expenses of $1.4 million, the reduction of litigation settlements of $1.1 million from Electro Source in 2006, and an increase of research and development expenses of $367,000.
  Immersion Medical segment — Revenues from Immersion Medical were $4.1 million, an increase of $672,000 or 19%, for the second quarter of 2007 compared to the same period in 2006. The increase was primarily due to an increase of $1.4 million in product sales partially offset by a decrease of $692,000 in development contract revenue and a decrease in medical license fees of $83,000. Product sales increased primarily due to increased sales of our endovascular, endoscopy, and Virtual IV simulators. The product sales increase was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. Development contract revenue decreased due to the completion of work performed under a government contract and a decrease in commercial contract revenue. Net income for the three months ended June 30, 2007 was $23,000, a decrease of $72,000 or 76% compared to the same period in 2006. The decline was mainly due to increased operating expenses of $374,000 partially offset by increased gross margin of $305,000. The increased operating expenses included increased research and development expenses of $573,000 partially offset by decreased general and administrative expenses of $129,000 and decreased sales and marketing expenses of $71,000.
     Revenues from Immersion Medical were $6.8 million, an increase of $728,000 or 12%, for the first six months of 2007 compared to the same period in 2006. The increase was primarily due to an increase of $1.8 million in product sales partially offset by a decrease of $1.0 million in development contract revenue, and a decrease in medical license fees of $83,000. Product sales increased primarily due to increased sales of our endovascular, endoscopy, and Virtual IV simulators. The product sales increase was a result of our continued pursuit of a product growth strategy for our medical business as noted above. Development contract revenue decreased due to the completion of work performed under a government contract. Net loss for the six months ended June 30, 2007 was $839,000, an increase of $656,000 compared to the same period in 2006. The increased loss was mainly due to increased operating expenses of $839,000 partially offset by increased gross margin of $189,000. The increased operating expenses included increased research and development expenses of $1.2 million partially offset by decreased sales and marketing expenses of $164,000 and decreased general and administrative expenses of $155,000.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid debt instruments. All of our cash equivalents and short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity (deficit).
     On June 30, 2007 our cash, cash equivalents, and short-term investments totaled $135.5 million, an increase of $103.5 million from $32.0 million on December 31, 2006.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. Furthermore, we entered into a new business agreement. Under the new business agreement we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of June 30, 2007 we have received two of these installments.
     We have determined that the conclusion of our litigation with Sony Computer Entertainment does not trigger any payment obligations under our Microsoft agreements as noted in Note 8 to the condensed consolidated financial statements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 had been extinguished, and we have accounted for this sum as litigation conclusions and patent license income in the three-month period ended March 31, 2007. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of

Washington alleging one claim for breach of a contract. We dispute Microsoft’s allegations and intend to vigorously defend ourselves. See Contingencies Note 15 to the condensed consolidated financial statements. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     In December 2004, we issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures were due to mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture was the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common stock or previously paid in cash. Our 5% Convertible Debentures accrued interest at 5% per annum. Accordingly, we were required to make interest payments in the amount of $1.0 million per annum until such time as the 5% Convertible Debentures were either converted to common stock or matured. If the closing bid price of our common stock was at or above $14.053 for at least 20 consecutive trading days, and certain other conditions are met, we had the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we made either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures. As of July 26, 2007, the closing bid price of our common stock exceeded $14.053 for 20 consecutive trading days and the holders of the 5% Convertible Debentures were notified that we intended to effect the Mandatory Redemption. The 5% Convertible Debentures ceased to accrue further interest upon our election to effect the Mandatory Redemption. See Note 16 to the condensed consolidated statements regarding subsequent event.
     Net cash provided by operating activities during the six months ended June 30, 2007 was $93.8 million, a change of $90.4 million from the $3.4 million provided during the six months ended June 30, 2006. Cash provided by operations during the six months ended June 30, 2007 was primarily the result of our net income of $122.6 million, an increase of $7.3 million due to a change in income taxes payable, an increase of $464,000 due to a change in accrued compensation and other current liabilities, and an increase of $269,000 due to a change in prepaid expenses and other current assets. These increases were offset by a $28.9 million decrease due to a change in deferred revenue and customer advances mainly related to the conclusion of our patent litigation with Sony Computer Entertainment and the extinguishment of the customer advance from Microsoft, a decrease of $5.4 million due to a change in deferred income taxes, an decrease of $1.5 million due to a change in accounts receivable, a decrease of $1.2 million due to a change in accounts payable due to the timing of payments to vendors and a decrease of $425,000 due to a change in inventories. Cash provided by operations during the six months ended June 30, 2007 was also impacted by noncash charges and credits of $613,000, including a credit of $1.9 million from excess tax benefits from stock-based compensation, partially offset by $1.2 million of noncash stock-based compensation, $496,000 in amortization of intangibles, $430,000 in depreciation, and $316,000 in accretion expenses on our 5% Convertible Debentures.
     Net cash used in investing activities during the six months ended June 30, 2007 was $26.4 million, compared to the $1.3 million used in investing activities during three months ended June 30, 2006, an increase of $25.1 million. Net cash used in investing activities during the period consisted of an increase in purchases of short-term investments of $24.9 million, an $833,000 increase in other assets, primarily due to capitalization of external patent filing and application costs, and $656,000 used to purchase capital equipment.
     Net cash provided by financing activities during the six months ended June 30, 2007 was $10.3 million compared to $571,000 provided during the six months ended June 30, 2006, or a $9.8 million increase from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options in the amount of $8.5 million, and an increase of $1.9 million from excess tax benefits from tax deductible stock-based compensation.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2007 will total approximately $1.5 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006, excluding our 5% Convertible Debenture:

			2008 and	2010 and
Contractual Obligations	Total	2007	2009	2011
	(In thousands)
Operating leases	$2,951	$994	$1,638	$319

     As of December 31, 2006 we had contractual obligations for outstanding principal and interest of $23.0 million due on our 5% Convertible Debentures. On July 27, 2007 we announced that we had notified the holders of the 5% Convertible Debentures, due in 2009, of our intent to redeem all of the 5 % Convertible Debentures in full as per the Mandatory Redemption of 5% Convertible Debentures discussed in Note 6 to the condensed consolidated financial statements. Approximately $20.1 million of principal and accrued interest is outstanding under the 5% Convertible Debentures. Under the terms of the 5% Convertible Debentures, once the closing bid price of our common stock exceeds $14.053 per share for 20 consecutive trading days, we may redeem the 5% Convertible Debentures at the end of a 30-day notice period. Prior to the end of the 30-day period, the holders of the 5% Convertible Debenture may elect to convert the principal and accrued interest outstanding into shares of our common stock at a conversion price of $7.0265 per share.
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
     As of June 30, 2007, we had outstanding $20.0 million of fixed rate long-term convertible debentures. The holder of a 5% Convertible Debenture had the right to convert the outstanding principal amount, and accrued and unpaid interest, in whole or in part into our common stock at a price of $7.0265 per common share, the Conversion Price. In the event of a change of control, a holder could require us to redeem all or a portion of their 5% Convertible Debenture. This is referred to as the Put Option. The redeemed portion shall be redeemed at a price equal to the redeemed amount multiplied by 100% of the principal amount of the 5% Convertible Debenture. If the closing bid price of our common stock was at or above $14.053 for at least 20 consecutive trading days and certain other conditions are met, we had the right to (i) require the holder of a 5% Convertible Debenture to convert the debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we made either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures. As of July 26, 2007 the closing bid price of our common stock exceeded $14.053 for 20 consecutive trading days and on July 27, 2007, the holders of the 5% Convertible Debentures were notified that we intended to effect the Mandatory Redemption (see Note 16 to the condensed consolidated statements regarding subsequent event).
ITEM 4. CONTROLS AND PROCEDURES
     Based on their evaluation as of June 30, 2007, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     There were no changes to internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. Before the Court issued a final decision on the settlement, on December 5, 2006 the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation). Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. On April 30, 2007, Plaintiffs stated that they intend to present a proposed redefined class to the Court. If the settlement is not amended or renegotiated and then approved by the Court, we cannot be assured that we will prevail in the lawsuit.
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
     On September 21, 2004, after a trial, the jury returned its verdict in favor of us. The jury found all the asserted claims of the patents valid and infringed. The jury awarded us damages in the amount of $82.0 million. On March 24, 2005, Judge Wilken entered judgment in our favor and awarded us $82.0 million in past damages, and pre-judgment interest in the amount of $8.9 million, for a total of $90.9 million. We were also awarded certain court costs. Court costs do not include attorneys’ fees. Additionally, the Court issued a permanent injunction against the manufacture, use, sale, or import into the United States of the infringing Sony PlayStation system consisting of the PlayStation consoles, Dual Shock controllers, and the 47 games found by the jury to infringe our patents. The Court stayed the permanent injunction pending appeal to the United States Court of Appeals for the Federal Circuit. The Court further ordered Sony Computer Entertainment to pay a compulsory license fee at the rate of 1.37% for the duration of the stay of the permanent injunction at the same rate and conditions as previously awarded in its interim January 10, 2005 and February 9, 2005 Orders. On April 7, 2005, pursuant to a stipulation of the parties, the Court entered an Amended Judgment to clarify that the Judgment in favor of us and against Sony Computer Entertainment also encompassed Sony Computer Entertainment’s counterclaims for declaratory relief on invalidity and unenforceability, as well as non-infringement.
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
     On May 17, 2005, Sony Computer Entertainment filed a Request for Inter Partes Reexamination of the ‘333 Patent with the United States Patent and Trademark Office (“PTO”). On May 19, 2005, Sony Computer Entertainment filed a similar Request for reexamination of the ‘213 Patent. On March 27, 2007, we filed a petition to terminate the inter partes reexamination on the grounds that the District Court judgment was final and non-appealable. On June 5, 2007, the USPTO granted our petition to terminate the inter partes proceedings.
  Internet Services LLC Litigation
     On October 20, 2004, Internet Services LLC (“ISLLC”) filed claims against us in our lawsuit against Sony Computer Entertainment, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and us of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
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
     ISLLC filed a notice of appeal of the District Court orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. On April 4, 2007, the Federal Circuit issued its opinion, affirming the District Court orders.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007, and entered a judgment affirming the District Court’s previous orders. On April 23, 2007, ISLLC filed in the Federal Circuit a Petition for Panel Rehearing and a Motion to Extend Time. ISLLC argued that the Court should rehear the matter or correct and/or clarify the April 4, 2007 opinion. On May 7, 2007, the Federal Circuit denied ISLLC’s petition.
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint to remove the declaratory relief claim. Immersion opposed ISLLC’s motion, and cross-moved for judgment on the pleadings on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part Immersion’s motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain.
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
     On June 27, 2007, the parties informed the Court that they had reached an agreement in principle to resolve the case and requested that the Court vacate dates in the case. The parties requested a status conference in the event that the matter was not finally resolved. On July 3, 2007, the Court entered an Order approving the stipulation, vacating pending dates in the action, and setting September 7, 2007 as a date for a further status conference.
  Faro Technologies Inc. v. Immersion Corporation
     On May 3, 2007, Faro sued us in the Eastern District of Pennsylvania. The complaint alleges patent infringement of Faro’s 5,402,582 patent by our MicroScribe X product. We were not served with the complaint. On August 2, 2007, Faro filed a voluntary dismissal without prejudice of the complaint.
  Microsoft Corporation v. Immersion Corporation.
     On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that we breached a “Sublicense Agreement” executed in connection with the parties’ settlement of litigation in 2003 (see discussion above regarding settlement with Microsoft). The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment. In a letter sent to us dated May 1, 2007, Microsoft stated that it believes we owe Microsoft at least $27.5 million. We were served with the complaint on July 6, 2007; its response is due on September 4, 2007. We dispute Microsoft’s allegations and intend to vigorously defend ourselves.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $15 MILLION AS OF JUNE 30, 2007, HAVE A HISTORY OF LOSSES, MAY EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
     Since 1997, we have incurred losses in all but the two most recent quarters. We need to generate significant ongoing revenue to maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

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
     We attempt to avoid infringing known proprietary rights of third parties. However, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees may receive similar letters from these or other companies from time to time. Such letters or subsequent litigation may influence our licensees’ decisions whether to ship products incorporating our technologies. In addition, such letters may cause a dispute between our licensees and us over indemnification for the infringement claim. Any of these notices, or additional notices that we or our licensees could receive in the future from these or other companies, could lead to litigation against us, either regarding the infringement claim or the indemnification claim.
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
     The legal principles applicable to patents and patent licenses continue to change and evolve. Decisions that make it easier for patent licensees to challenge the validity, enforceability, or infringement of patents, or make it more difficult for patent licensors to obtain a permanent injunction, obtain enhanced damages for willful infringement, or to obtain or enforce patents, may adversely affect our business and the value of our patent portfolio. Furthermore, our prospects for future revenue growth through our royalty and licensing based businesses could be diminished.
MICROSOFT DISPUTES OUR ASSESSMENT THAT WE ARE NOT OBLIGATED UNDER OUR AGREEMENT WITH THEM TO MAKE ANY PAYMENT TO THEM RELATING TO THE CONCLUSION OF OUR LITIGATION WITH SONY COMPUTER ENTERTAINMENT. DEFENDING OUR POSITION MAY BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND REGARDLESS OF WHETHER WE ARE SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     In 2003, we executed a series of agreements with Microsoft as described in Note 8 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements under the Microsoft sublicensing agreement. In the event that we elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement. We have determined that we are not obligated under our agreements with Microsoft to make any payment to Microsoft relating to the conclusion of our litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. Further, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging we are in breach of our contract with Microsoft and that Microsoft is entitled to a share of the judgment monies and other sums we received from Sony. We dispute Microsoft’s allegations and intend to vigorously defend ourselves in the lawsuit. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
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
     We are also involved in litigation against Microsoft. Microsoft’s complaint against us alleges that we are in breach of the “Sublicense Agreement” executed in support of the parties’ settlement of litigation in 2003. The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment at the conclusion of our patent litigation against Sony Computer Entertainment.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended June 30, 2007 and 2006, 32% and 26%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2007 and 2006, 33% and 28%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
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
     Both the recently launched Microsoft Xbox 360 and Nintendo Wii include touch-enabling capabilities. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. To the extent Microsoft does not fully license third parties, Microsoft’s share of all aftermarket game controller sales will likely remain high or increase, which we expect will limit our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled wheels covered by their royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that are in competition with our licensees’ products for which we earn per unit royalties.

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
     Laerdal accounts for a significant portion of our revenue. For the three months ended June 30, 2007 and 2006, 12% and 8%, respectively, of our total revenues were derived from Laerdal. For the six months ended June 30, 2007 and 2006, 12% and 4%, respectively, of our total revenues were derived from Laerdal. If our product sales to Laerdal decline, then our total revenue may decline.
MEDTRONIC ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, OR A REDUCTION IN DEVELOPMENT WORK FOR MEDTRONIC, MAY REDUCE OUR TOTAL REVENUE.
     Medtronic accounts for a significant portion of our revenue. For the three months ended June 30, 2007 and 2006, 11% and 9%, respectively, of our total revenues were derived from Medtronic. For the six months ended June 30, 2007 and 2006, 9% and 8%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
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
     In addition, our products or packaging may not meet all safety, electrical, labeling, marking or other requirements of all countries into which we ship products directly or our resellers sell our products. We attempt to comply with all known laws and regulations governing product sales into the countries we ship products. However, if products are determined not to be compliant or exempt, we will not be able to ship them in the region that has such regulations until such time that they are compliant, and this may have a negative impact on our revenue and results of operations. There is also the possibility of fines and legal costs as well as costs associated with a product recall if products or packaging is found not to meet the requirements.
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
REDUCED SPENDING BY CORPORATE OR UNIVERSITY RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR THREE-DIMENSIONAL PRODUCTS.
     Any economic downturn could lead to a reduction in corporate or university budgets for research and development in sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-

dimensional and professional products, including our CyberGlove line of whole-hand sensing gloves and our MicroScribe line of digitizers, could be adversely affected by cuts in corporate research and development budgets.
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
THE HIGHER COST OF PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES MAY INHIBIT OR PREVENT THEIR WIDESPREAD ADOPTION.
     Personal computer and console gaming peripherals, mobile devices, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, Samsung, Sony, and Nokia have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies may be a significant barrier to their widespread adoption and sale.
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
     We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Our stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing engineering personnel to support licensees, enhance existing technologies, and develop new technologies.
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
AUDITS FROM TAXING AUTHORITIES SUCH AS THE INTERNEL REVENUE SERVICE COULD IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.
     Our fiscal 2004 income tax return is currently under a routine examination by the Internal Revenue Service. The results of this audit or other audits could adversely affect our financial position or operating results.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders (the “Annual Meeting”) on June 6, 2007, to consider and vote on the following proposals to: (i) elect two members of the Board of Directors to serve for a three-year term as Class II Directors (Proposal 1); (ii) to ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 (Proposal 2); and (iii) to consider and vote upon the approval of the Immersion Corporation 2007 Equity Incentive Plan (Proposal 3).

     Proposal 1: The stockholders elected the two nominees for Class II directors to our Board of Directors. The votes were as follows:

	Number of	Withheld
Nominees	Votes For	Authority
Jonathan Rubinstein	22,131,348	436,626
Robert Van Naarden	22,362,320	205,654
     Mr. Rubinstein’s and Mr. Van Naarden’s terms will expire at the 2010 annual meeting. The following directors’ terms of office continue until the annual meeting indicated: John Hodgman and Emily Liggett (Class III term expires at the 2008 annual meeting) and Anne DeGheest, Jack Saltich and Victor Viegas (Class I term expires at the 2009 annual meeting).
     Proposal 2: The ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained
21,451,415	1,102,150	14,409
     Proposal 3: To consider and vote upon the approval of the Immersion Corporation 2007 Equity Incentive Plan:

Number of	Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained	Broker Non-votes
5,768,625	3,550,881	124,132	13,124,336
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description

31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2007

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