Form 10-Q
period 2007-09-30
IMMERSION CORP
filed 2007-11-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
      Number of shares of common stock outstanding at November 1, 2007: 30,140,615

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$105,459	$32,012
Short-term investments	31,782	—
Accounts receivable (net of allowances for doubtful accounts of: September 30, 2007 — $61 and December 31, 2006 — $139)	5,277	5,153
Inventories, net	3,077	2,639
Deferred income taxes	4,267	—
Prepaid expenses and other current assets	798	1,179

Total current assets	150,660	40,983
Property and equipment, net	2,122	1,647
Intangibles and other assets, net	9,172	7,385

Total assets	$161,954	$50,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,511	$2,334
Accrued compensation	2,083	1,526
Income taxes payable	662	—
Other current liabilities	1,926	1,750
Deferred revenue and customer advances	5,302	1,716

Total current liabilities	11,484	7,326
Long-term debt	—	18,122
Long-term deferred revenue, less current portion	13,574	31,784
Long-term customer advance from Microsoft	—	15,000
Other long-term liabilities	790	775

Total liabilities	25,848	73,007

Contingencies (Note 15)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: September 30, 2007 — 30,037,327 and December 31, 2006 — 24,797,572	148,398	110,501
Warrants	1,731	3,686
Accumulated other comprehensive income	121	67
Accumulated deficit	(14,144)	(137,246)

Total stockholders’ equity (deficit)	136,106	(22,992)

Total liabilities and stockholders’ equity (deficit)	$161,954	$50,015

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Royalty and license	$2,904	$1,336	$7,862	$4,948
Product sales	5,420	4,261	14,299	11,544
Development contracts and other	1,479	962	2,651	2,752

Total revenues	9,803	6,559	24,812	19,244

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	2,563	1,980	6,533	5,137
Sales and marketing	2,825	3,068	8,558	9,154
Research and development	2,482	1,894	7,538	5,425
General and administrative	2,781	2,463	9,162	7,570
Amortization of intangibles	243	227	739	656
Litigation conclusions and patent license	—	(300)	(134,900)	(1,350)

Total costs and expenses	10,894	9,332	(102,370)	26,592

Operating income (loss)	(1,091)	(2,773)	127,182	(7,348)
Interest and other income	1,856	63	4,037	250
Interest expense	(211)	(403)	(1,024)	(1,213)

Income (loss) before provision for income taxes	554	(3,113)	130,195	(8,311)
Provision for income taxes	(61)	(44)	(7,093)	(131)

Net income (loss)	$493	$(3,157)	$123,102	$(8,442)

Basic net income (loss) per share	$0.02	$(0.13)	$4.60	$(0.34)

Shares used in calculating basic net income (loss) per share	28,630	24,590	26,768	24,519

Diluted net income (loss) per share	$0.02	$(0.13)	$3.93	$(0.34)

Shares used in calculating diluted net income (loss) per share	31,399	24,590	31,408	24,519

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$123,102	$(8,442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	661	549
Amortization of intangibles	739	656
Stock-based compensation	1,942	2,141
Excess tax benefits from stock-based compensation	(3,215)	(19)
Interest expense — accretion on 5% Convertible Debenture	535	474
Fair value adjustment of Put Option and Registration Rights	(15)	(15)
Loss on disposal of equipment	28	2
Write off of intangibles	—	35
Changes in operating assets and liabilities:
Accounts receivable	(104)	(802)
Inventories	(412)	299
Deferred income taxes	(5,351)	—
Prepaid expenses and other current assets	397	254
Accounts payable	(2,255)	(1,279)
Accrued compensation and other current liabilities	699	477
Income taxes payable	6,271	—
Deferred revenue and customer advances	(29,624)	7,500
Other long-term liabilities	30	—

Net cash provided by operating activities	93,428	1,830

Cash flows used in investing activities:
Purchases of short-term investments	(31,777)	—
Intangibles and other assets	(1,444)	(1,126)
Purchases of property and equipment	(1,169)	(964)

Net cash used in investing activities	(34,390)	(2,090)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	317	242
Exercise of stock options and warrants	10,817	528
Excess tax benefits from stock-based compensation	3,215	19
Payments on long-term debt and capital leases	(1,400)	(5)

Net cash provided by financing activities	12,949	784

Effect of exchange rates on cash and cash equivalents	1,460	342

Net increase in cash and cash equivalents	73,447	866
Cash and cash equivalents:
Beginning of the period	32,012	28,171

End of the period	$105,459	$29,037

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,032	$27

Cash paid for interest	$572	$753

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
     The results of operations for the interim periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
  Short-term Investments — The Company’s short-term investments consist primarily of highly liquid debt instruments purchased with an original or remaining maturity at the date of purchase of greater than 90 days. The Company classifies all debt securities with readily determinable market values as “available-for-sale” in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity (deficit). The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the condensed consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.
  Revenue Recognition — The Company recognizes revenues in accordance with applicable accounting standards, including Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts,” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period or completed contract method. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or EITF No. 00-21, as applicable.
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21, SOP 81-1, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussion regarding “Multiple element arrangements” below. If the information received from the Company’s licensees regarding royalties is incorrect or inaccurate, the Company’s revenues in future periods may be adversely affected. To date, none of the information the Company has received from its licensees has caused any material adjustment to period revenues.
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
     Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed or completed contract method. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.
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
2. INVENTORIES

	September 30,	December 31,
	2007	2006
	(In thousands)
Raw materials and subassemblies	$2,357	$2,267
Work in process	152	110
Finished goods	568	262

Inventories, net	$3,077	$2,639

3. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2007	2006
	(In thousands)
Computer equipment and purchased software	$3,081	$2,980
Machinery and equipment	3,059	2,817
Furniture and fixtures	1,210	1,280
Leasehold improvements	1,184	824

Total	8,534	7,901
Less accumulated depreciation	(6,412)	(6,254)

Property and equipment, net	$2,122	$1,647

4. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2007	2006
	(In thousands)
Patents and technology	$14,435	$13,011
Deferred income taxes	1,083	—
Other assets	105	105

Gross intangibles and other assets	15,623	13,116
Accumulated amortization of patents and technology	(6,451)	(5,731)

Intangibles and other assets, net	$9,172	$7,385

     The estimated annual amortization expense for intangible assets as of September 30, 2007 is $985,000 in 2007, $922,000 in 2008, $941,000 in 2009, $870,000 in 2010, $828,000 in 2011, and $4.2 million in total for all years thereafter.
5. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2007	2006
	(In thousands)
Accrued legal	$306	$256
Other current liabilities	1,620	1,494

Total other current liabilities	$1,926	$1,750

Deferred revenue	$5,199	$1,646
Customer advances	103	70

Total current deferred revenue and customer advances	$5,302	$1,716

     Deferred revenue at September 30, 2007 includes $3.0 million representing the current portion of deferred revenue from Sony Computer Entertainment. See Note 10 for further discussion.
6. LONG-TERM DEBT
  5% Senior Subordinated Convertible Debenture (“5% Convertible Debenture”) — On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures original maturity date was December 22, 2009. On July 27, 2007 the Company announced that it had notified the holders of its 5% Convertible Debentures of its intent to redeem all of the 5% Convertible Debentures in full, pursuant to the Mandatory Redemption provision. Approximately $20.1 million of principal and accrued interest was then outstanding under the 5% Convertible Debentures. Under the terms of the 5% Convertible Debentures, once the closing bid price of the Company’s common stock exceeded $14.053 per share for 20 consecutive trading days, the Company could redeem the 5% Convertible Debentures at the end of a 30-day notice period. Prior to the end of the 30-day period, the holders of the 5% Convertible Debenture could have elected to convert the principal and accrued interest outstanding into shares of the Company’s common stock at a conversion price of $7.0265 per share. The 5% Convertible Debentures ceased to accrue further interest upon the Company’s election to effect the Mandatory Redemption. At the end of the notice period, $18.6 million of 5% Convertible Debentures and approximately $67,000 of interest were converted into 2,656,677 shares of common stock. In addition, $1.4 million of 5% Convertible Debentures were redeemed for cash. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures.
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
  Registration Rights — On April 18, 2005, the Company’s registration statement relating to the 5% Convertible Debentures and the shares of common stock issuable upon conversion of the debentures and exercise of the warrants was declared effective by the Securities and Exchange Commission (“SEC”). The Company is obligated to keep this registration statement effective until the earlier of (i) such time as all of the shares covered by the prospectus have been disposed of pursuant to and in accordance with the registration statement, or (ii) the date on which the shares may be sold pursuant to Rule 144(k) of the Securities Act.
     The Company incurred approximately $1.3 million in issuance costs and other expenses in connection with the offering. This amount had been deferred and was being amortized to interest expense over the term of the 5% Convertible Debenture until the 5% Convertible Debentures were either converted or redeemed. Additionally, the Company evaluated the various instruments included in the agreements entered into on December 22, 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debenture — $16.8 million. The 5% Convertible Debentures would be accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants has been included in Stockholders’ Equity (Deficit); the value of the Put Option and Registration Rights had been recorded as a liability and were subject to future value adjustments; and the value of the 5% Convertible Debentures had been recorded as long-term debt.
7. LONG-TERM DEFERRED REVENUE
     On September 30, 2007, long-term deferred revenue was $13.6 million and included approximately $10.7 million of deferred revenue from Sony Computer Entertainment. On December 31, 2006, long-term deferred revenue was $31.8 million and included approximately $27.9 million of compulsory license fees and interest from Sony Computer Entertainment pursuant to Court orders dated January 10 and February 9, 2005. See Note 10 for further discussion.
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
     In March 2007, the Company concluded its patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Additionally, the Company and Sony Computer Entertainment entered into a new business agreement. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the Company’s financial statements at December 31, 2006 has been extinguished and the Company has accounted for this sum as litigation conclusions and patent license income in the three months ended March 31, 2007 and for the nine months ended September 30, 2007. See Note 15, Contingencies. As the patent infringement litigation with Sony Computer Entertainment has concluded, the Company’s right to sell 7% Debentures has expired.
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
  Stock Options — The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. The Company considers its option programs critical to its operation and productivity; essentially all of its employees participate. Since inception, under the Company’s stock option plans, the Company may grant options to purchase up to 17,577,974 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At September 30, 2007, options to purchase 2,686,405 shares of common stock were available for grant, and options to purchase 6,247,127 shares of common stock were outstanding.
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
  Employee Stock Purchase Plan — The Company has an employee stock purchase plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of September 30, 2007, 350,655 shares had been purchased under the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost for sales made under the ESPP.
     The Company did not modify its ESPP in the quarter ended September 30, 2007.

  General Stock Option Information —The following table sets forth the summary of option activity under the Company’s stock option program for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value

Outstanding at December 31, 2006 (5,403,314 exercisable at a weighted average price of $7.65 per share)	7,585,423	$7.40
Granted (weighted average fair value of $6.18 per share)	1,264,958	10.14
Exercised	(2,258,333)	4.78
Cancelled	(344,919)	9.07

Outstanding at September 30, 2007	6,247,127	$8.80	6.11	$51.9 million

Exercisable at September 30, 2007	3,926,274	$8.95	4.53	$33.7 million

     The expected to vest balance as of September 30, 2007 is equal to the outstanding balance at that date without consideration of forfeitures.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2007. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $4.7 million and $12.8 million for the three months and nine months ended September 30, 2007, respectively.
     Additional information regarding options outstanding as of September 30, 2007 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
$ 1.20 -	$4.03	702,968	4.99	$2.10	671,717	$2.01
4.55 -	6.48	750,476	6.14	6.05	538,765	6.05
6.53 -	6.95	799,456	8.17	6.89	290,152	6.88
6.96 -	7.00	803,414	6.70	6.99	603,153	6.99
7.02 -	8.98	1,093,877	3.81	8.41	879,414	8.66
9.04 -	9.04	855,113	9.43	9.04	—	—
9.11 -	15.12	657,040	5.29	10.49	483,290	9.86
15.50 -	33.50	557,299	4.21	23.09	432,299	24.93
34.75 -	34.75	2,598	0.64	34.75	2,598	34.75
43.25 -	43.25	24,886	2.53	43.25	24,886	43.25

$ 1.20 -	$43.25	6,247,127	6.11	$8.80	3,926,274	$8.95

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
     The assumptions used to value option grants and shares under the ESPP are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Options	2007	2006	2007	2006
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	60%	62%	60%	62%
Interest rate	4.4%	4.6%	4.6%	4.9%
Dividend yield	—	—	—	—

	Three Months Ended		Nine Months Ended
	September		September 30,
Employee Stock Purchase Plan	2007	2006	2007	2006
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	58%	66%	50%	52%
Interest rate	5.0%	5.2%	5.1%	4.9%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income Statement Classifications	(In thousands)		(In thousands)
Cost of product sales	$32	$17	$78	$54
Sales and marketing	297	305	674	887
Research and development	152	122	467	372
General and administrative	218	280	724	828

Total	$699	$724	$1,943	$2,141

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the three months and nine months ended September 30, 2007, the Company recorded $1.3 million and $3.2 million, respectively, of excess tax benefits from stock-based compensation.
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

     As of September 30, 2007, there was $6.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
10. LITIGATION CONCLUSIONS AND PATENT LICENSE
     In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the District Court judgment against it, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and its affiliates a worldwide, non-transferable, non-exclusive license of the Company’s patents for the on-going use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. The Company also granted to Sony Computer Entertainment a license of the Company’s patents for the use, development, manufacture, sale, lease, importation, and distribution, by Sony Computer Entertainment and through third parties, of haptic game devices for use on those Sony PlayStation consoles. The Company also granted Sony Computer Entertainment certain other licenses, an option to obtain licenses in the future with respect to future gaming consoles, products, certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. The Company engaged an independent firm of financial advisors to assist with the determination of the fair value of all the elements of both the litigation conclusion and the patent license. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million is allocated to deferred license revenue. The Company recorded $749,000 and $1.6 million, as revenue, respectively, in the three-month and nine-month periods ended September 30, 2007. The Company will record the remaining $28.4 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with APB No. 21 “Interest on Receivables and Payables.” Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million payment installment becomes due.
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
     On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Electro Source LLC (“Electro Source”). On February 28, 2006, the Company announced that it had settled its legal differences with Electro Source and the Company and Electro Source agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which Electro Source makes royalty payments to the Company based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles. For the three months and nine months ended September 30, 2006, Electro Source paid the Company $300,000 and $1.4 million, respectively, and the Company recorded those amounts as litigation conclusions and patent license income for the same respective periods.
11. INCOME TAXES
     For the three months and nine months ended September 30, 2007, the Company recorded provisions for income taxes of $61,000 and $7.1 million, yielding effective tax rates of 11.0% and 5.4%, respectively. For the three months and nine months ended September 30, 2006, the Company recorded provisions for income taxes of $44,000 and $131,000, yielding effective tax rates or (1.4)% and (1.6)%, respectively. During the third quarter of 2007, the Company generated $554,000 of taxable income. During the first nine months of 2007, the Company generated $130.2 million of taxable income and based upon these earnings and projected future taxable earnings the Company released $47.7 million of the valuation allowance previously recorded against the deferred tax assets. Although the Company incurred pre-tax losses for the nine months ended September 30, 2006, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $8.5 million during the period, created federal and state alternative minimum taxable income.
     On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
     The application of FIN 48 would have resulted in a decrease in retained earnings of $628,000, except that the decrease was fully offset by the application of a valuation allowance. Future changes in the unrecognized tax benefit will have an impact on the effective tax rate due. Accrued interest on tax positions will be recorded as a component of income tax provision but is not significant at September 30, 2007. No interest or penalties were recorded upon the adoption of FIN 48 as of January 1, 2007 or in the six months ended September 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
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
     Net deferred income taxes were $5.4 million as of September 30, 2007 and are primarily timing differences between book and tax and federal net operating loss carryforwards of $2.8 million (net of $1.0 million) that are limited in utilization to approximately $1.1 million annually, which expire in 2020. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

12. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) used in computing basic net income (loss) per share	$493	$(3,157)	$123,102	$(8,442)
Interest on 5% Convertible Debentures	—	—	338	—

Net income (loss) used in computing diluted net income (loss) per share	$493	$(3,157)	$123,440	$(8,442)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,630	24,590	26,768	24,519
Dilutive potential common shares:
Stock options	2,523	—	2,029	—
Warrants	246	—	323	—
5% Convertible Debentures	—	—	2,288	—

Shares used in computation of diluted net income (loss) per share	31,399	24,590	31,408	24,519

Basic net income (loss) per share	$0.02	$(0.13)	$4.60	$(0.34)

Diluted net income (loss) per share	$0.02	$(0.13)	$3.93	$(0.34)

     For the three and nine months ended September 30, 2007, options and warrants to purchase approximately 383,034 and 529,652 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $15.57 and $11.54, respectively, were not included in the calculation because the effect would have been anti-dilutive. Additionally for the three months ended September 30, 2007, securities representing the conversion of the 5% Convertible Debentures of 1,189,751 were excluded from the calculation because the effect would have been anti-dilutive.
     As of September 30, 2006, the Company had securities outstanding that could potentially dilute basic earnings per share, but were excluded from the computation of diluted net loss per share since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

September 30,
2006
Outstanding stock options	7,727,764
Warrants	778,494
5% Senior Subordinated Convertible Debentures	2,846,363
13. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$493	$(3,157)	$123,102	$(8,442)
Change in unrealized gains (losses) on short-term investments	—	—	(25)	—
Foreign currency translation adjustment	46	(2)	79	19

Total comprehensive income (loss)	$539	$(3,159)	$123,156	$(8,423)

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
     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$4,578	$2,816	$12,810	$9,493
Immersion Medical	5,240	3,764	12,044	9,840
Intersegment eliminations	(15)	(21)	(42)	(89)

Total	$9,803	$6,559	$24,812	$19,244

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(810)	$(3,495)	$122,632	$(8,597)
Immersion Medical	1,305	339	466	155
Intersegment eliminations	(2)	(1)	4	—

Total	$493	$(3,157)	$123,102	$(8,442)

	September 30,	December 31,
	2007	2006
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$175,767	$64,280
Immersion Medical	7,465	7,494
Intersegment eliminations	(21,278)	(21,759)

Total	$161,954	$50,015

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
  Revenue by Product Lines — Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$2,567	$852	$6,057	$3,278
3D	1,035	1,043	3,123	3,402
Touch Interface Products	961	900	3,588	2,724

Subtotal Immersion Computing, Entertainment, and Industrial	4,563	2,795	12,768	9,404
Immersion Medical	5,240	3,764	12,044	9,840

Total	$9,803	$6,559	$24,812	$19,244

  Revenue by Region — The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
North America	73%	68%	67%	71%
Europe	19%	17%	18%	17%
Far East	7%	12%	12%	10%
Rest of the world	1%	3%	3%	2%

Total	100%	100%	100%	100%

     The Company derived 73% and 68% of its total revenues from the United States of America for the three months ended September 30, 2007 and 2006, respectively. The Company derived 66% and 69% of its total revenues from the United States of America for the nine months ended September 30, 2007 and 2006, respectively. The Company derived 10% of its total revenues from Germany for the nine months ended September 30, 2006. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on September 30, 2007 and December 31, 2006.

  Significant Customers — Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A	12%	*	12%	*
Customer B	14%	21%	11%	13%

Total	26%	21%	23%	13%

*	Revenue derived from customer represented less than 10% for the period.
     Customer B accounted for 49% of the Company’s accounts receivable at December 31, 2006. No other customer accounted for more than 10% of the Company’s accounts receivable at September 30, 2007 or at December 31, 2006.
15. CONTINGENCIES
  In re Immersion Corporation
     The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of its November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
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
     The Company and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance which the Company believed was remote.   In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached approved.

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
      On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007 and entered a judgment affirming the District Court’s previous orders.
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
   Immersion Corporation vs. Thorner
      On March 24, 2006, the Company filed a lawsuit against Mr. Craig Thorner in Santa Clara County Superior Court. The complaint alleged claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which the Company alleged was in violation of contractual obligations to it. The case was removed to federal court by Mr. Thorner and assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to the Company’s claims and asserted counterclaims against the Company seeking, among other things, a portion of the proceeds from the Company’s license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, the Company filed a motion for judgment on the pleadings seeking the dismissal of Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from the Company’s license with Microsoft. On September 12, 2006, the Court issued an order granting the Company’s motion for judgment on the pleadings as to Mr. Thorner’s alleged claims for breach of contract and fraud. The Court dismissed Mr. Thorner’s breach of contract and fraud claims and allowed Mr. Thorner leave to amend his claim for alleged breach of contract with respect to alleged violations of the Company’s reporting requirements that did not flow from the failure to report the Microsoft Settlement Agreement.

      On February 5, 2007, with leave of Court, the Company filed a First Amended Complaint in the action to add Thorner’s company, Virtual Reality Feedback Corporation (“VRF”), as a party-defendant. On February 9, 2007, Thorner filed an Amended Answer and Counterclaims in accordance with the Court’s orders.
      On August 27, 2007, the parties filed a stipulation of dismissal of all remaining claims and counterclaims with prejudice. The Court dismissed the case in accordance with the stipulated dismissal on August 31, 2007.
   Microsoft Corporation v. Immersion Corporation
      On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that the Company breached a “Sublicense Agreement” executed in 2003 between the Company and Microsoft.
      The basis for Microsoft’s breach of contract claim relates to the recent conclusion of Immersion’s litigation with Sony Computer Entertainment. The litigation against Sony Computer Entertainment concluded in March of 2007 when the District Court’s underlying judgment against Sony Computer Entertainment became final and non-appealable. Sony Computer Entertainment had appealed the judgment and related orders to the United States Court of Appeals for the Federal Circuit. In early March 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals. By March 14, 2007 the Federal Circuit had dismissed all such appeals and the judgment became final and non-appealable. In accordance with the judgment, the Company received funds totaling $97.3 million in satisfaction of the judgment for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, DualShock controllers, and the 47 games found by the jury to infringe the Company’s patents, pre-judgment interest and costs, and post-judgment interest. Additionally, the Company retained $32.4 million of compulsory license payments and interest thereon previously paid to the Company by Sony Computer Entertainment ($27.9 million in long-term deferred revenue on December 31, 2006 and $4.5 million received subsequent to year end) pursuant to orders of the United States District Court for the Northern District of California. On March 19, 2007, the Company lodged with the District Court a Notice of Satisfaction of Judgment, indicating that Sony Computer Entertainment had satisfied and discharged the judgment that the District Court had entered. On March 19, 2007, pursuant to a Stipulation lodged with the District Court, Judge Wilken entered an order dissolving the permanent injunction.
      In its recent lawsuit against the Company, Microsoft’s complaint alleges that it is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment as a result of the litigation. In a letter sent to the Company dated May 1, 2007, Microsoft stated that it believes the Company owes Microsoft at least $27.5 million. The Company was served with the complaint on July 6, 2007. On September 4, 2007, the Company filed its Answer, Affirmative Defenses, and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential terms of Immersion’s business agreement with Sony. The Company disputes Microsoft’s allegations and intends to vigorously defend itself.
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

16. SUBSEQUENT EVENT
      On November 1, 2007, the Company announced its Board of Directors’ authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended or discontinued at any time.
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
      Our objective is to proliferate our technologies across markets, platforms, and applications so that touch and feel become as necessary as color, graphics, and sound in modern user interfaces. We and our wholly owned subsidiaries hold more than 700 issued or pending patents in the United States of America and other countries, covering various aspects of hardware and software technologies.
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

     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
  Revenue Recognition — We recognize revenues in accordance with applicable accounting standards, including SAB No. 104, “Revenue Recognition,” EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” AICPA SOP 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts,” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on cost-to-cost percentage-of-completion accounting method over the service period or completed contract method. Obligation to licensee exists until development work is complete.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or EITF No. 00-21, as applicable.
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, SOP 81-1, and SOP 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussions regarding “Multiple element arrangements” below. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues.
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
     Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the cost-to-cost percentage-of-completion accounting method based on physical completion of the work to be performed or completed contract method. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.

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
     In December 2004, we executed a series of agreements as described in Note 6 to the condensed consolidated financial statements that provided for the issuance of 5% Convertible Debentures and warrants, and that granted certain registration rights to the holders of the 5% Convertible Debentures. We accounted for the issuance of our 5% Convertible Debentures and related warrants in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and other related accounting guidance. We estimated the relative fair value of the various instruments included in the agreements entered into in December 2004 and allocated the relative fair values to be as follows: warrants — $1.7 million, Put Option — $0.1 million, Registration Rights — $0.1 million, issuance costs — $1.3 million, 5% Convertible Debentures — $16.8 million. The 5% Convertible Debentures were being accreted to $20.0 million over their five-year life, resulting in additional interest expense. The value of the warrants is included in Stockholders’ Equity (Deficit), the value of the Put Option and Registration Rights were recorded as liabilities and were subject to future value adjustments, and the value of the 5% Convertible Debentures was recorded as long-term debt. As of July 26, 2007 the closing bid price of our common stock exceeded $14.053 for 20 consecutive trading days and on July 27, 2007, the holders of the 5% Convertible Debentures were notified that we intended to effect the Mandatory Redemption of the 5% Convertible Debentures. During the third quarter ended September 30, 2007, $18.6 million of 5% Convertible Debentures and approximately $67,000 of interest were converted into 2.7 million shares of common stock. In addition, $1.4 million of 5% Convertible Debentures were redeemed for cash. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures.
  Long-term Deferred Revenue — In addition to normal items of deferred revenue due after one year, at December 31, 2006 and before we had included Sony Computer Entertainment compulsory license fees and interest earned thereon in long-term deferred revenue due to the contingent nature of the court-ordered payments (see Note 7 to the condensed consolidated financial statements). Upon the conclusion of our patent litigation at the U.S. Court of Appeals for the Federal Circuit the contingency on these funds lapsed.
  Short-term Investments — Our short-term investments consist primarily of highly liquid debt instruments purchased with an original or remaining maturity at the date of purchase of greater than 90 days. We classify all debt securities with readily determinable market values as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity (deficit). We review all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the condensed consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.
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
  Inventory Reserves —We reduce our inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual future demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
  Product Return and Warranty Reserves — We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized, and we defer warranty-related revenue over the related warranty term.
  Intangible Assets — We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and nine months ended September 30, 2007, we capitalized costs associated with patents and trademarks of $414,000 and $1.3 million, respectively. Our total amortization expense for the same periods for all intangible assets was $243,000 and $739,000, respectively.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Overview
     We achieved a 49% increase in revenues during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and a 29% increase in revenues during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The third quarter revenue growth was primarily due to a 117% increase in royalty and license revenues, mainly from increased gaming and mobility royalty and license fees and a 27% increase in product sales, primarily from medical product sales. Our net income was $493,000 for the three months ended September 30, 2007 compared to a net loss of $3.2 million for the three months ended September 30, 2006. The improvement is due to an increase in revenues and interest income, partially offset by increased operating expenses. Our net income was $123.1 million for the nine months ended September 30, 2007 compared to a net loss of $8.4 million for the nine months ended September 30, 2006. The increase in net income was primarily due to the litigation conclusion and patent license from Sony Computer Entertainment of $119.9 million and the extinguishment of the liability to Microsoft of $15.0 million.
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, DualShock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally we retained the $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. We also entered into a new business agreement with Sony Computer Entertainment. In addition, in each fiscal quarter of 2007, Sony Computer Entertainment made payments of $1.875 million pursuant to rights under the new business agreement.
     During the third quarter of 2007, $18.6 million of 5% Convertible Debentures and approximately $67,000 of interest were converted into 2.7 million shares of common stock. In addition, $1.4 million of 5% Convertible Debentures were redeemed for cash, which eliminated our long-term debt.

	September 30,		Change
REVENUES	2007	2006
	($ In thousands)
Three months ended:

Royalty and license	$2,904	$1,336	117%
Product sales	5,420	4,261	27%
Development contracts and other	1,479	962	54%

Total Revenue	$9,803	$6,559	49%

Nine months ended:

Royalty and license	$7,862	$4,948	59%
Product sales	14,299	11,544	24%
Development contracts and other	2,651	2,752	(4)%

Total Revenue	$24,812	$19,244	29%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
  Total Revenue — Our total revenue for the third quarter of 2007 increased by $3.2 million or 49% from the third quarter of 2006.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended September 30, 2007 was $2.9 million, an increase of $1.6 million or 117% from the three months ended September 30, 2006. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $821,000, an increase in mobile device license and royalty revenue of $649,000 compared to last year and an increase in touch interface product royalties of $160,000.

     The increase in gaming royalties compared to last year was mainly due to new royalty and license revenue from first-party gaming licensee Sony Computer Entertainment during the three months ended September 30, 2007, along with a modest increase in royalties due to sales by our licensees who sell third-party gaming peripherals, due in part to a large one-time placement order with one of our third-party licensees during the quarter from a large, national retailer. During the three months ended September 30, 2007, we recognized $749,000 of revenue from Sony Computer Entertainment. Sony Computer Entertainment became a licensee in March 2007, and accordingly there was no license revenue from Sony Computer Entertainment in the prior year comparative period. Revenues from our third-party peripheral licensees have generally continued to decline primarily due to i) the reduced sales of past generation video console systems with the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers as market share shifted to first-party peripheral makers due to the launch of the next-generation console models.
     The market share shift to first-party peripheral makers in combination with other actions by Microsoft, Sony, and Nintendo has caused our gaming revenue from existing third-party peripheral licensees to decline. Sony announced on May 8, 2006 that the vibration feature that is currently available on controllers for PlayStation (PS1) and PlayStation 2 (PS2) would be removed from the new PlayStation 3 (PS3) controller. The PS3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current and future gaming royalty revenues from third-party peripheral licensees since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products.  In the first quarter of 2007, Sony released an update to the PS3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and rumble and force feedback controllers compatible with the PS1 and PS2 console systems.  Sony has recently announced that it will fully restore the same vibration feedback features for the PS3 console system, PS3 games, and a new PS3 controller that were standard in the PS2 console system, PS2 games, and PS2 controllers.  The new PS3 controllers with vibration feedback are to be released in Japan in November 2007, and in Europe and the United States in the Spring of 2008. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony does not fully license third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited.
     Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007 (see Note 10 to the condensed consolidated financial statements for more discussion) we will recognize a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft broadens its licenses to third-party controller makers, particularly with respect to wireless controllers, our gaming royalty revenue may continue to decline. Additionally, Microsoft is now making touch-enabled wheels covered by its royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current or future products for which we earn per unit royalties. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo broadens its licenses to third-party controller makers, our gaming royalty revenue may continue to decline.
     Mobile device license and royalty revenue increased primarily due to the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. Touch interface product royalties increased due to increased licensee revenue from the expansion of the number of products licensed to the automotive market in the second quarter of 2007.
     Product sales — Product sales for the three months ended September 30, 2007 were $5.4 million, an increase of $1.2 million or 27% as compared to the three months ended September 30, 2006. The increase in product sales was primarily due to increased medical product sales of $1.0 million, mainly due to increased sales of our Virtual IV, endovascular, and endoscopy simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV and endovascular platforms; and expanding international sales, resulting in additional increases in the sales of our endoscopy platform. In addition, there was an increase in product sales from touch interface products of $160,000 primarily due to increased sales of touchscreen and touch panel components. Touch interface products include touchscreen and touch panel components, rotary modules, and commercial gaming products.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial and government contracts and extended support and warranty contracts. Development contract and other revenue was $1.5 million during the three months ended September 30, 2007, an increase of $517,000 or 54% as compared to the three months ended September 30, 2006. The increase was mainly attributable to an increase in medical contract revenue of $524,000 due to the completion of development contracts with Medtronic. In addition, there was increased revenue recognized on mobile device development contracts and support of $246,000, offset by decreased touch interface product development contract revenue of $260,000.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of 2007, revenue generated in North America, Europe, Far East, and Rest of the World represented 73%, 19%, 7%, and 1%, respectively, compared to 68%, 17%, 12%, and 3%, respectively, for the third quarter of 2006. The shift in revenues among regions was mainly due to an increase in medical product sales and an increase in gaming royalties from customers and licensees in North America; an increase in revenue from mobile device license and contract revenue and touch interface product royalty revenue from Europe; offset by a decrease in medical product revenue, 3D product revenue, and touch interface product contract revenue in the Far East.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
  Total Revenue — Our total revenue for the first nine months of 2007 increased by $5.6 million or 29% from the first nine months of 2006.
     Royalty and license revenue — Royalty and license revenue for the nine months ended September 30, 2007 increased by $2.9 million or 59% from the nine months ended September 30, 2006. The increase in royalty and license revenue was primarily due to an increase in gaming royalties of $1.5 million, an increase in touch interface product royalties of $852,000, and an increase in mobile devices license and royalty revenue of $688,000, offset in part by a decrease in medical license fees of $147,000. The increase in gaming royalties compared to last year was mainly due to new royalty and license revenue from Sony Computer Entertainment, a first-party gaming licensee, during the nine months ended September 30, 2007, which offset a decrease in sales by our third-party peripheral licensees of royalty bearing gaming peripherals. Touch interface product royalties increased due to the expansion of the number of products licensed to the automotive market and the recognition of certain one-time royalty payments in the second quarter of 2007. Mobile device license and royalty revenue increased primarily due to the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. The decrease in medical royalty and license revenue was primarily due to a decrease in license revenue from our license and development agreements with Medtronic.
     Product sales — Product sales for the nine months ended September 30, 2007 increased by $2.8 million or 24% as compared to the nine months ended September 30, 2006. The increase in product sales was primarily due to increased medical product sales of $2.8 million, mainly due to increased sales of our Virtual IV, endoscopy, and endovascular simulator platforms. In addition, there was an increase in product sales from touch interface products of $218,000 including increased sales of touchscreen and touch panel components, rotary modules, and commercial gaming products. Partially offsetting this increase was a decrease in product sales of our 3D products of $286,000 primarily due to decreased sales of our MicroScribe, and CyberGrasp® products.
     Development contract and other revenue — Development contract and other revenue for the nine months ended September 30, 2007 decreased by $101,000 or 4% as compared to the nine months ended September 30, 2006. Government contract work decreased by $1.1 million primarily due to the completion of work performed under a medical government contract in 2006. We do not currently have any government projects in development. Partially offsetting this decrease was an increase in commercial contract revenue of $910,000 due to increased medical contract revenue primarily from Medtronic, increased contract revenue from the completion of one mobile device development contract, and continued revenue from other mobile device development contracts, partially offset by a decrease in touch interface product contract revenue.
     In the first nine month of 2007, revenue generated in North America, Europe, Far East, and Rest of the World represented 67%, 18%, 12%, and 3%, respectively, compared to 71%, 17%, 10%, and 2%, respectively, for the first nine months of 2006. The shift in revenues among regions was mainly due to an increase in medical product revenue, touch interface product royalty revenue, and mobile devices royalty and development contract revenue in the Far East, an increase in touch interface product royalty revenue in Europe, and an increase in medical product sales in the Rest of the World, offset by a decrease in government contract revenue from customers in North America due to the completion of those projects in 2006.

	September 30,		Change
COST OF PRODUCT SALES	2007	2006
	($ In thousands)
Three months ended:

Cost of product sales	$2,563	$1,980	29%
% of total product revenue	47%	46%

Nine months ended:

Cost of product sales	$6,533	$5,137	27%
% of total product revenue	46%	44%
  Cost of Product Sales — Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $2.6 million, an increase of $583,000 or 29% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase in cost of product sales was primarily due to an increase of overhead costs of $265,000, increased direct material costs of $151,000, increased freight of $67,000, increased scrap expense of $35,000, increased physical inventory adjustments of $27,000, an increase in product repair cost of $19,000, and an increase in write offs for excess and obsolete inventory of $16,000. The increase in direct material costs was a result of increased product sales. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations which we anticipate will continue throughout 2007.
     Cost of product sales increased by $1.4 million or 27% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in cost of product sales was primarily due to increased direct material costs of $670,000, an increase of overhead costs of $593,000, and increased freight expense of $105,000. The increase in direct material costs was a result of increased product sales and a shift in product mix that included increased sales of our lower margin Virtual IV medical simulator. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations.

	September 30,		Change
OPERATING EXPENSES AND OTHER	2007	2006
	($ In thousands)
Three months ended:

Sales and marketing	$2,825	$3,068	(8)%
% of total revenue	29%	47%

Research and development	$2,482	$1,894	31%
% of total revenue	25%	29%

General and administrative	$2,781	$2,463	13%
% of total revenue	28%	38%

Amortization of intangibles	$243	$227	7%
% of total revenue	2%	3%

Litigation conclusions and patent license	$—	$(300)	* %
% of total revenue	—%	(5)%

Nine months ended:

Sales and marketing	$8,558	$9,154	(7)%
% of total revenue	34%	48%

Research and development	$7,538	$5,425	39%
% of total revenue	30%	28%

General and administrative	$9,162	$7,570	21%
% of total revenue	37%	39%

Amortization of intangibles	$739	$656	13%
% of total revenue	3%	3%

Litigation conclusions and patent license	$(134,900)	$(1,350)	* %
% of total revenue	(544)%	(7)%

*	Percentage not meaningful
  Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $2.8 million, a decrease of $243,000 or 8% in the third quarter of 2007 compared to the comparable period in 2006. The decrease was primarily due to reduced advertising and public relations costs of $158,000; decreased salaries, benefits, and overhead expense of $126,000; and a decrease in sales and marketing travel expense of $68,000; offset in part by a change in bad debt expense of $109,000. The decreased compensation, benefits, and overhead expense was primarily due to a reduction in headcount. We expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.
     Sales and marketing expenses decreased by $596,000 or 7% in the first nine months of 2007 compared to the comparable period in 2006. The decrease was mainly the result of reduced advertising and marketing expenses including, collateral, product marketing, and public relations costs of $270,000; decreased compensation, benefits, and overhead expense of $248,000; and decreased sales and marketing travel expense of $172,000, offset in part by a change in bad debt expense of $114,000. The decreased compensation, benefits, and overhead expense was primarily due to a reduction in headcount and decreased stock-based compensation expense offset in part by an increase in variable compensation earned on increased sales and contracts signed during the period.
  Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $2.5 million, an increase of $588,000 or 31% in the third quarter of 2007 compared to the same period in 2006. The increase was primarily due to increased compensation, benefits, and overhead of $495,000 and an increase in professional consulting expense of $102,000 for non-recurring engineering projects. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. We believe that continued investment in research and development is critical to our future success, and we expect to make targeted investments in areas of product and technology development to support future growth.
     Research and development expenses increased by $2.1 million or 39% in the first nine months of 2007 compared to the same period in 2006. The increase was primarily due to increased compensation, benefits, and overhead of $1.6 million, an increase in professional consulting expense of $332,000 for non-recurring engineering projects, and an increase in travel of $112,000 in support of sales efforts. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. Additionally, environmental regulation compliance has caused overall research and development expenses to increase for the period and we anticipate we will need to expend further costs and resources to meet new compliance regulations in the future.
  General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $2.8 million, an increase of $318,000 or 13% in the third quarter of 2007 compared to the same period in 2006. The increase was primarily due to increased legal, professional, and license fee expense of $290,000 and increased supplies and office expense of $32,000. The increased legal, professional, and license fee expenses were primarily due to increased audit, tax, and accounting fees mainly related to the resolution of a routine SEC review of our prior periodic filings and income tax related issues, increased general legal and patent costs, and increased consulting costs. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to defend our intellectual property and defend lawsuits brought against us.
     General and administrative expenses increased by $1.6 million or 21% in the first nine months of 2007 compared to the same period in 2006. The increase was primarily due to increased legal, professional, and license fee expense of $1.5 million, increased public company expense of $62,000, and increased seminars of $62,000. The increased legal, professional, and license fee expenses were primarily due to increased audit, tax, and accounting fees due to the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license, resolution of a routine SEC review of our prior periodic filings and income tax related issues; increased general legal and patent costs; and increased consulting costs related to long term strategic planning.
  Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles increased by $16,000 or 7% in the third quarter of 2007 compared to the same period in 2006. Amortization of intangibles increased by $83,000 or 13% in the first nine months of 2007 compared to the same period in 2006. The increases were primarily attributable to the increased cost and number of patents being amortized offset in part by some intangible assets reaching full amortization.
  Litigation Conclusions and Patent License — In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. As of March 19, 2007 both parties entered into an agreement whereby we granted Sony Computer Entertainment and its affiliates a worldwide, non-transferable, non-exclusive license of our patents for the going-forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. We also granted to Sony Computer Entertainment a license of our patents for the use, development, manufacture, sale, lease, importation, and distribution, by Sony Computer Entertainment and through third parties, of haptic game devices for use on those Sony PlayStation consoles. We also granted Sony Computer Entertainment certain other licenses, an option to obtain licenses in the future with respect to future gaming consoles, products, certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. We engaged an independent firm of financial advisors to assist with the determination of the fair value of all the elements of both the litigation conclusion and patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. We recorded $749,000 and $1.6 million, as revenue, respectively, in the three-month and nine-month periods ended September 30, 2007. We will record the remaining $28.4 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21 “Interest on Receivables and Payables.” Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We will account for the difference of $2.3 million as interest income as each $1.875 million payment installment becomes due.
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
     In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against Electro Source and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, Electro Source entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, Electro Source will make royalty payments to us based on sales by Electro Source of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PS1 and PS2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. For the three months and nine months ended September 30, 2006 Electro Source paid us $300,000 and $1.4 million, respectively, and we recorded those amounts as litigation conclusions and patent license income for the same respective periods.
  Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents and short-term investments. Interest and other income increased by $1.8 million in the third quarter of 2007 compared to the same period in 2006. This improvement was primarily the result of increased interest income earned on increased cash, cash equivalents, and short-term investments invested after the receipt of the judgment from Sony Computer Entertainment in March 2007. Interest income earned on the payments from Sony Computer Entertainment up until the judgment became final had been included in deferred revenue.
     Interest and other income increased by $3.8 million in the first nine months of 2007 compared to the same period in 2007. This improvement was the result of increased cash, cash equivalents, and short-term investments invested for the first nine months of 2007 compared to the same period in 2006.
  Interest Expense — Interest expense consists primarily of interest and accretion expense on our 5% Convertible Debentures. Interest expense decreased by $192,000 in the third quarter of 2007 compared to the same period in 2006. Interest expense decreased by $189,000 in the first nine months of 2007 compared to the same period in 2006. Interest expense decreased due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007. See Note 6 to the condensed consolidated financial statements. We expect interest expense to decrease throughout the remainder of the year due to the conversion and redemption of our 5% Convertible Debentures.
  Provision for Income Taxes — Based on the third quarter of 2007 pre-tax income of $554,000 and future projections, we recorded a provision for income taxes for the quarter ended September 30, 2007 of $61,000, yielding an effective tax rate of 11.0%. For the third quarter of 2006, we recorded a provision for income taxes of $44,000 on a pre-tax loss of $3.1 million, yielding an effective tax rate of (1.4)%.

     For the nine months ended September 30, 2007, we recorded a provision for income taxes of $7.1 million on pre-tax income of $130.2 million, yielding an effective tax rate of 5.4%. For the nine months ended September 30, 2006, we recorded a provision for income taxes of $131,000 on a pre-tax loss of $8.3 million, yielding an effective tax rate of (1.6)%. The provision for income taxes for the nine months ended September 30, 2007 utilized a significant portion of our net operating loss carryforwards to offset taxable income that were previously fully reserved thereby reducing the overall effective tax rate. We released $47.7 million of the deferred tax valuation allowance in the nine months ended September 30, 2007 as the income utilized a substantial portion of the deferred tax assets. The provision for income tax for the nine months ended September 30, 2006 was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred pre-tax losses in nine months ended September 30, 2006, the sums received from Sony Computer Entertainment and interest thereon included in long term deferred revenue, approximating $8.5 million for the first nine months of 2006 were taxable, giving rise to an overall taxable profit.
SEGMENT RESULTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$4,578	$2,816	$12,810	$9,493
Immersion Medical	5,240	3,764	12,044	9,840
Intersegment eliminations	(15)	(21)	(42)	(89)

Total	$9,803	$6,559	$24,812	$19,244

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(810)	$(3,495)	$122,632	$(8,597)
Immersion Medical	1,305	339	466	155
Intersegment eliminations	(2)	(1)	4	—

Total	$493	$(3,157)	$123,102	$(8,442)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
  Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $4.6 million, an increase of $1.8 million or 63% in the third quarter of 2007 compared to the same period in 2006. Royalty and license revenues increased by $1.6 million, mainly due to new royalty and license revenue from Sony Computer Entertainment, a first-party gaming licensee, and an increase in royalty and license revenue from our third-party peripheral licensees of royalty bearing gaming peripherals; an increase in mobile device license and royalty revenue primarily due to the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007; and an increase in touch interface product royalties from the expansion of products licensed by us in the automotive market during the second quarter of 2007. Product sales increased by $138,000 primarily due to an increase in touch interface product sales mainly due to increased sales of touchscreen and touch panel components. Net loss for the three months ended September 30, 2007 was $810,000, an improvement of $2.7 million compared to the same period in 2006. The improvement was primarily due to an increase in interest and other income of $1.8 million, increased gross margin of $1.3 million from increased sales, a reduction in sales and marketing expenses of $264,000, and a decrease in interest expense of $192,000. The improvements were partially offset by an increase of general and administrative expenses of $433,000, the reduction of litigation settlements of $300,000 from Electro Source in 2006, and an increase in research and development expenses of $86,000.
     Revenues for the first nine months of fiscal 2007 increased by $3.3 million, or 35% as compared to the same period last year for the Immersion Computing, Entertainment, and Industrial segment. Royalty and license revenue increased by $3.1 million, mainly due to increased gaming royalties, mobile device license and royalty revenue, and increased royalties and license fees from our touch interface product licensees as noted above; development contract revenue increased by $372,000, primarily due to increased revenue from mobile device contracts, offset in part by a reduction in revenue on touch interface products’ contracts;

and product sales decreased by $115,000, mainly due to decreased sales of our 3D products partially offset by an increase in touch interface product sales. Net income for the nine months ended September 30, 2007 was $122.6 million, an improvement of $131.2 million compared to the same period in 2006. The increase was primarily due to the litigation conclusions and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million from Microsoft), increased interest and other income of $3.8 million, increased gross margin of $2.6 million, a decrease in sales and marketing expenses of $454,000, and a decrease in interest expense of $184,000. The increases were partially offset by increased provision for income taxes of $6.9 million, an increase in general and administrative expenses of $1.9 million, the reduction of litigation settlements of $1.4 million from Electro Source in 2006, and an increase of research and development expenses of $453,000.
  Immersion Medical segment — Revenues from Immersion Medical were $5.2 million, an increase of $1.5 million or 39%, for the third quarter of 2007 compared to the same period in 2006. The increase was primarily due to an increase of $1.0 million in product sales and an increase of $524,000 in development contract revenue. Product sales increased primarily due to increased sales of our Virtual IV, endovascular, and endoscopy simulators. The product sales increase was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. Development contract revenue increased mainly due to the completion of development contracts with Medtronic. Net income for the three months ended September 30, 2007 was $1.3 million, an improvement of $966,000 or 285% compared to the same period in 2006. The increase was mainly due to increased gross margin of $1.4 million due to increased mix of higher margin development contract and product sales offset in part by increased operating expenses of $408,000. The increased operating expenses included increased research and development expenses of $502,000 partially offset by decreased general and administrative expenses of $115,000.
     Revenues from Immersion Medical were $12.0 million, an increase of $2.2 million or 22%, for the first nine months of 2007 compared to the same period in 2006. The increase was primarily due to an increase of $2.8 million in product sales partially offset by a decrease of $473,000 in development contract revenue, and a decrease in medical license fees of $147,000. Product sales increased primarily due to increased sales of our Virtual IV, endoscopy, and endovascular simulators. The product sales increase was a result of our continued pursuit of a product growth strategy for our medical business as noted above. Development contract revenue decreased due to the completion of work performed under a government contract, partially offset by increased commercial medical contract revenue primarily from Medtronic. The decrease in medical royalty and license revenue was primarily due to a decrease in license revenue from our license and development agreements with Medtronic. Net income for the nine months ended September 30, 2007 was $466,000, an increase of $311,000 or 201% compared to the same period in 2006. The increased profit was mainly due to increased gross margin of $1.6 million partially offset by increased operating expenses of $1.2 million. The increased operating expenses included increased research and development expenses of $1.7 million partially offset by decreased general and administrative expenses of $270,000 and decreased sales and marketing expenses of $143,000.
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
     On September 30, 2007 our cash, cash equivalents, and short-term investments totaled $137.2 million, an increase of $105.2 million from $32.0 million on December 31, 2006.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. Furthermore, we entered into a new business agreement. Under the new business agreement we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of September 30, 2007 we have received three of these installments.
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
     In December 2004, we issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures were due to mature on December 22, 2009. The amount payable at maturity of each 5% Convertible Debenture was the initial principal plus all accrued but unpaid interest thereon, to the extent such principal amount and interest has not been converted into common stock or previously paid in cash. Our 5% Convertible Debentures accrued interest at 5% per annum. Accordingly, we were required to make interest payments in the amount of $1.0 million per annum until such time as the 5% Convertible Debentures were either converted to common stock or matured. If the closing bid price of our common stock was at or above $14.053 for at least 20 consecutive trading days, and certain other conditions are met, we had the right to (i) require the holder of a 5% Convertible Debenture to convert the 5% Convertible Debenture in whole, including interest, into shares of our common stock at a price of $7.0265 per common share, as may be adjusted under the debenture, as set forth and subject to the conditions in the 5% Convertible Debenture, or (ii) redeem the 5% Convertible Debenture. If we made either of the foregoing elections with respect to any 5% Convertible Debenture, we must make the same election with respect to all 5% Convertible Debentures. On July 26, 2007, the closing bid price of our common stock had exceeded $14.053 for 20 consecutive trading days and the holders of the 5% Convertible Debentures were notified that we intended to effect the Mandatory Redemption. The 5% Convertible Debentures ceased to accrue further interest upon our election to effect the Mandatory Redemption. At the end of the notice period, $18.6 million of 5% Convertible Debentures and approximately $67,000 of interest were converted into 2.7 million shares of common stock. In addition, $1.4 million of 5% Convertible Debentures were redeemed for cash. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures. See Note 6 to the condensed consolidated statements.
     Net cash provided by operating activities during the nine months ended September 30, 2007 was $93.4 million, a change of $91.6 million from the $1.8 million provided during the nine months ended September 30, 2006. Cash provided by operations during the nine months ended September 30, 2007 was primarily the result of our net income of $123.1 million, an increase of $6.3 million due to a change in income taxes payable, an increase of $699,000 due to a change in accrued compensation and other current liabilities, and an increase of $397,000 due to a change in prepaid expenses and other current assets. These increases were offset by a $29.6 million decrease due to a change in deferred revenue and customer advances mainly related to the conclusion of our patent litigation with Sony Computer Entertainment and the extinguishment of the customer advance from Microsoft, a decrease of $5.4 million due to a change in deferred income taxes, a decrease of $2.3 million due to a change in accounts payable due to the timing of payments to vendors, a decrease of $412,000 due to a change in inventories, and a decrease of $104,000 due to a change in accounts receivable. Cash provided by operations during the nine months ended September 30, 2007 was also impacted by noncash charges and credits of $675,000, including a credit of $3.2 million from excess tax benefits from stock-based compensation, partially offset by $1.9 million of noncash stock-based compensation, $739,000 in amortization of intangibles, $661,000 in depreciation, and $535,000 in accretion expenses on our 5% Convertible Debentures.
     Net cash used in investing activities during the nine months ended September 30, 2007 was $34.4 million, compared to the $2.1 million used in investing activities during three months ended September 30, 2006, an increase of $32.3 million. Net cash used in investing activities during the period consisted of an increase in purchases of short-term investments of $31.8 million, a $1.4 million increase in other assets, primarily due to capitalization of external patent filing and application costs, and $1.2 million used to purchase property and equipment.
     Net cash provided by financing activities during the nine months ended September 30, 2007 was $12.9 million compared to $784,000 provided during the nine months ended September 30, 2006, or a $12.2 million increase from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options and warrants in the amount of $11.1 million, and an increase of $3.2 million from excess tax benefits from tax deductible stock-based compensation, offset in part by the redemption of our 5% Convertible Debenture of $1.4 million.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2007 will total approximately $1.5 million in connection with anticipated maintenance and upgrades to operations and infrastructure. On November 1, 2007 we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006, excluding our 5% Convertible Debenture:

			2008 and	2010 and
Contractual Obligations	Total	2007	2009	2011
	(In thousands)
Operating leases	$2,951	$994	$1,638	$319

     As of December 31, 2006 we had contractual obligations for $23.0 million comprising of $20.0 million of outstanding principal and $3.0 million of interest on our 5% Convertible Debentures. On July 27, 2007, we announced that we had notified the holders of our 5% Convertible Debentures of our intent to redeem all of the 5% Convertible Debentures in full, pursuant to the Mandatory Redemption provision. The 5% Convertible Debentures ceased to accrue further interest upon the Company’s election to effect the Mandatory Redemption. During the quarter ended September 30, 2007, $18.6 million of 5% Convertible Debentures and approximately $67,000 of interest were converted into 2.7 million shares of common stock. In addition, $1.4 million of 5% Convertible Debentures were redeemed. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures.
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
ITEM 4. CONTROLS AND PROCEDURES
      Based on their evaluation as of September 30, 2007, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.

     There were no changes to internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance which we believed was remote.   In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation , 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached approved.
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
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007 and entered a judgment affirming the District Court’s previous orders.
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint to remove the declaratory relief claim. We opposed ISLLC’s motion, and cross-moved for judgment on the pleadings on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part our motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain.
     We intend to defend ourselves vigorously against ISLLC’s allegations.
  Immersion Corporation vs. Thorner
     On March 24, 2006, we filed a lawsuit against Mr. Craig Thorner in Santa Clara County Superior Court. The complaint alleged claims for breach of contract with respect to Thorner’s license to a third party of U.S. Patent No. 5,684,722, which we alleged was in violation of contractual obligations to it. The case was removed to federal court by Mr. Thorner and assigned to Judge Jeremy Fogel. On May 1, 2006, Mr. Thorner filed an answer to our claims and asserted counterclaims against us seeking, among other things, a portion of the proceeds from our license with Microsoft, under theories of alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, promissory fraud, breach of fiduciary duty, and negligent misrepresentation. On July 28, 2006, we filed a motion for judgment on the pleadings seeking the dismissal of Mr. Thorner’s breach of contract and fraud claims which allege a right to a portion of the proceeds from our license with Microsoft. On September 12, 2006, the Court issued an order granting our motion for judgment on the pleadings as to Mr. Thorner’s alleged claims for breach of contract and fraud. The Court dismissed Mr. Thorner’s breach of contract and fraud claims and allowed Mr. Thorner leave to amend his claim for alleged breach of contract with respect to alleged violations of our reporting requirements that did not flow from the failure to report the Microsoft Settlement Agreement.
     On February 5, 2007, with leave of Court, we filed a First Amended Complaint in the action to add Thorner’s company, Virtual Reality Feedback Corporation (“VRF”), as a party-defendant. On February 9, 2007, Thorner filed an Amended Answer and Counterclaims in accordance with the Court’s orders.
     On August 27, 2007, the parties filed a stipulation of dismissal of all remaining claims and counterclaims with prejudice. The Court dismissed the case in accordance with the stipulated dismissal on August 31, 2007.

  Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that we breached a “Sublicense Agreement” executed in 2003 between us and Microsoft.
     The basis for Microsoft’s breach of contract claim relates to the recent conclusion of our litigation with Sony Computer Entertainment. The litigation against Sony Computer Entertainment concluded in March of 2007 when the District Court’s underlying judgment against Sony Computer Entertainment became final and non-appealable. Sony Computer Entertainment had appealed the judgment and related orders to the United States Court of Appeals for the Federal Circuit. In early March 2007, Sony Computer Entertainment withdrew and moved to dismiss its appeals. By March 14, 2007 the Federal Circuit had dismissed all such appeals and the judgment became final and non-appealable. In accordance with the judgment, we received funds totaling $97.3 million in satisfaction of the judgment for past damages for sales and other activities with respect to the infringing Sony PlayStation system consisting of the PlayStation consoles, DualShock controllers, and the 47 games found by the jury to infringe our patents, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license payments and interest thereon previously paid to us by Sony Computer Entertainment ($27.9 million in long-term deferred revenue on December 31, 2006 and $4.5 million received subsequent to year end) pursuant to orders of the United States District Court for the Northern District of California. On March 19, 2007, we lodged with the District Court a Notice of Satisfaction of Judgment, indicating that Sony Computer Entertainment had satisfied and discharged the judgment that the District Court had entered. On March 19, 2007, pursuant to a Stipulation lodged with the District Court, Judge Wilken entered an order dissolving the permanent injunction.
     In its recent lawsuit against us, Microsoft’s complaint alleges that it is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment as a result of the litigation. In a letter sent to us dated May 1, 2007, Microsoft stated that it believes we owe Microsoft at least $27.5 million. We were served with the complaint on July 6, 2007. On September 4, 2007, we filed our Answer, Affirmative Defenses, and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential terms of our business agreement with Sony. We dispute Microsoft’s allegations and intend to vigorously defend ourselves.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $14 MILLION AS OF SEPTEMBER 30, 2007, HAVE A HISTORY OF LOSSES, MAY EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
      Since 1997, we have incurred losses in all but the three most recent quarters. We need to generate significant ongoing revenue to maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:
•	continue to develop our technologies;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our intellectual property;

•	pursue strategic relationships;

•	acquire intellectual property from third-parties; and

•	increase our sales and marketing efforts.
     If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

MICROSOFT DISPUTES OUR ASSESSMENT THAT WE ARE NOT OBLIGATED TO MAKE ANY PAYMENT UNDER OUR AGREEMENT WITH THEM RELATING TO THE CONCLUSION OF OUR LITIGATION WITH SONY COMPUTER ENTERTAINMENT. DEFENDING OUR POSITION MAY BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND REGARDLESS OF WHETHER WE ARE SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     In 2003, we executed a series of agreements with Microsoft as described in Note 8 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements under the Microsoft sublicensing agreement. In the event that we elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement. We have determined that we are not obligated under our agreements with Microsoft to make any payment to it relating to the conclusion of our litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million. Further, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging we are in breach of our contract with Microsoft and that it is entitled to a share of the judgment monies and other sums we received from Sony. We dispute Microsoft’s allegations and intend to vigorously defend ourselves in the lawsuit. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
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
     The legal principles applicable to patents and patent licenses continue to change and evolve. Legislation and judicial decisions that make it easier for patent licensees to challenge the validity, enforceability, or infringement of patents, or make it more difficult for patent licensors to obtain a permanent injunction, obtain enhanced damages for willful infringement, or to obtain or enforce patents, may adversely affect our business and the value of our patent portfolio. Furthermore, our prospects for future revenue growth through our royalty and licensing based businesses could be diminished.
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
IF OUR CURRENT CLASS ACTION LAWSUIT DOES NOT SETTLE, THE CONTINUING LITIGATION COULD BE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING TO DEFEND AGAINST, AND IF WE ARE NOT SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, related to In re Initial Public Offering Securities Litigation. The named defendants are Immersion and three of our current or former officers or directors and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. We and most of the issuer defendants had settled with the plaintiffs. However, the settlement offer has subsequently been withdrawn.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended September 30, 2007 and 2006, 30% and 20%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2007 and 2006, 32% and 26%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop making it rather than pay us royalties based on sales of the product.
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
     Under the terms of our recent agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 for a fixed license payment. The PS3 console system was launched in late 2006 in the United States and Japan without force feedback capability. Sony has since released an update to the PS3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and PS1 and PS2 rumble and force feedback controllers only. Sony has also recently announced that it will fully restore the same vibration feedback features for the PS3 console system, PS3 games, and a new PS3 controller that were standard in the PS2 console system, PS2 games, and PS2 controllers. The new PS3 controllers with vibration feedback are to be released in Japan in November 2007, and in Europe and the United States in the Spring of 2008. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony does not fully license third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will be continue to be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next generation console systems like the Nintendo Wii and Microsoft Xbox 360.
     Both the recently launched Microsoft Xbox 360 and Nintendo Wii include touch-enabling capabilities. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. To the extent Microsoft does not fully license third parties, Microsoft’s share of all aftermarket Xbox 360 game controller sales will likely remain high or increase, which we expect will limit our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled wheels covered by their royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current products for which we earn per unit royalties.
BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING IN THE GAMING MARKET AND OTHER CONSUMER MARKETS HAS DECLINED AND MAY FURTHER DO SO IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.
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
WE GENERATE REVENUES FROM TOUCH-ENABLING COMPONENTS THAT ARE SOLD AND INCORPORATED INTO THIRD-PARTY PRODUCTS. WE HAVE LITTLE OR NO CONTROL OR INFLUENCE OVER THE DESIGN, MANUFACTURE, PROMOTION, DISTRIBUTION, OR PRICING OF THOSE THIRD-PARTY PRODUCTS.
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
     Laerdal accounts for a significant portion of our revenue. For the three months ended September 30, 2007 and 2006, 12% and 7%, respectively, of our total revenues were derived from Laerdal. For the nine months ended September 30, 2007 and 2006, 12% and 5%, respectively, of our total revenues were derived from Laerdal. If our product sales to Laerdal decline, then our total revenue may decline.
MEDTRONIC ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, OR A REDUCTION IN DEVELOPMENT WORK FOR MEDTRONIC, MAY REDUCE OUR TOTAL REVENUE.
     Medtronic accounts for a significant portion of our revenue. For the three months ended September 30, 2007 and 2006, 14% and 21%, respectively, of our total revenues were derived from Medtronic. For the nine months ended September 30, 2007 and 2006, 11% and 13%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
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
WE DEPEND ON THIRD-PARTY SUPPLIERS, AND OUR REVENUE AND/OR RESULTS OF OPERATIONS COULD SUFFER IF WE FAIL TO MANAGE SUPPLIER ISSUES PROPERLY.
     Our operations depend on our ability to anticipate our needs for components and products for a wide variety of systems, products, and services, and on our suppliers’ ability to deliver sufficient quantities of quality components, products, and services at reasonable prices in time for us to meet critical schedules. We may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers, other problems experienced by suppliers, or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues, or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. We could lose time-sensitive sales, incur additional freight costs, or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays. We purchase certain products from a limited source in China. If the supply of these products were to be delayed or constrained, or of insufficient quality, we may be unable to find a new supplier on acceptable terms, or at all, or our ability to ship these new products could be delayed, any of which could harm our business, financial condition, and operating results.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the competition we may face with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology versus continuing to develop their own or license from other parties;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones, portable devices, and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new automotive licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	inability to sign new gaming licenses if the video console makers choose not to license third parties to make peripherals for their new consoles;

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.
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
ISSUANCE OF THE SHARES OF COMMON STOCK UPON EXERCISE OF STOCK OPTIONS AND EXERCISE OF WARRANTS WILL DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.
     The issuance of shares of common stock in the following circumstances will dilute the ownership interest of existing stockholders: (i) upon exercise of some or all of the stock options, and (ii) upon exercise of some or all of the warrants. Any sales in the public market of the common stock issuable upon such conversion or upon such exercises, respectively, could adversely affect prevailing market prices of our common stock. In addition, the existence of these stock options and warrants may encourage short selling by market participants.

OUR STOCK PRICE MAY FLUCTUATE REGARDLESS OF OUR PERFORMANCE.
     The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; the timing and magnitude of purchases of our common stock pursuant to our stock repurchase program and any cessation of the program; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, such as the suit currently pending against us.
OUR STOCK PURCHASE PROGRAM COULD AFFECT OUR STOCK PRICE AND ADD VOLATILITY.
     Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. The purchase program is at our discretion, and thus there can be no assurance that any repurchases will actually be made under the program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under the plan will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.
OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER HAS ANNOUNCED HIS INTENT TO TRANSITION TO THE ROLE OF CHAIRMAN OF THE BOARD, AND OUR ABILITY TO RECRUIT A REPLACEMENT PRESIDENT AND CHIEF EXECUTIVE OFFICER MAY NEGATIVELY IMPACT OUR FUTURE SUCCESS.
     On October 31, Mr. Viegas recommended a leadership transition plan whereby we will hire a new Chief Executive Officer and Mr. Viegas will serve as the Chairman of our Board of Directors. Mr. Viegas will continue to serve in his present capacities during the candidate search and transition period. The Company has retained the services of an executive search firm and a search for his replacement is currently underway. We may encounter difficulties recruiting a suitable replacement for Mr. Viegas. We will need to conduct an extensive national search to select a qualified candidate, and may incur significant costs in locating and attracting a suitable replacement. If we are unable to recruit a suitable replacement President and Chief Executive Officer, or if the process takes longer than expected, our future success may be negatively impacted.
OUR MAJOR STOCKHOLDERS RETAIN SIGNIFICANT CONTROL OVER US, WHICH MAY LEAD TO CONFLICTS WITH OTHER STOCKHOLDERS OVER CORPORATE GOVERNANCE MATTERS AND COULD ALSO AFFECT THE VOLATILITY OF OUR STOCK PRICE.
     We currently have, have had in the past, and may have in the future, stockholders who retain greater than 10% of our outstanding stock. Acting together, these stockholders would be able to exercise significant influence over matters that our stockholders vote upon, including the election of directors and mergers or other business combinations, which could have the effect of delaying or preventing a third party from acquiring control over or merging with us. Further, if any individuals in this group elect to sell a significant portion or all of their holdings of our common stock, the trading price of our common stock could experience volatility.
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

WE MAY ENGAGE IN ACQUISITIONS THAT COULD DILUTE STOCKHOLDERS’ INTERESTS, DIVERT MANAGEMENT ATTENTION, OR CAUSE INTEGRATION PROBLEMS.
     As part of our business strategy, we have in the past and may in the future, acquire businesses or intellectual property that we feel could complement our business, enhance our technical capabilities, or increase our intellectual property portfolio. If we consummate acquisitions through cash and/or an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:
•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired intellectual property assets;

•	charges for write-down of assets associated with unsuccessful acquisitions; and

•	potential intellectual property infringement claims related to newly acquired product lines.
     Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business. In addition to acquisitions, we may also consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted.
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
AUDITS FROM TAXING AUTHORITIES SUCH AS THE INTERNAL REVENUE SERVICE COULD IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.
     Our fiscal 2004 income tax return is currently under a routine examination by the Internal Revenue Service. The results of this audit or other audits could adversely affect our financial position or operating results.

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2007

IMMERSION CORPORATION

By	/s/ Stephen Ambler Stephen Ambler
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description	.
31.1	Certification of Victor Viegas, President, Chief Executive Officer, and Chairman of the Board, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, President, Chief Executive Officer, and Chairman of the Board, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.