Form 10-K
period 2007-12-31
IMMERSION CORP
filed 2008-03-17
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $353,709,603 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 22, 2008: 30,510,898.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2007 FORM 10-K ANNUAL REPORT

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

Overview

Immersion Corporation was founded in 1993, and we consummated our initial public offering on November 12, 1999. Our common stock trades on the Nasdaq Global Market under the symbol IMMR. Immersion Corporation is a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; mobile communications; and three-dimensional design and interaction. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial and 2) Immersion Medical.

In some markets, such as video console gaming, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation and 3D design and interaction, we sell products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. From time to time, we also engage in development projects for third parties.

Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 700 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

Haptics and Its Benefits

The sense of touch is a critical sense

Our senses provide immediate qualitative information, such as that we recognize an object or the environment to be warm, soft, red, loud, salty, fragrant, etc. Human senses perform specialized tasks complementary and redundant to each other that allow us to perceive the world.

Unlike sight, hearing, taste, and smell, which are solely input systems, the touch sensory system is coupled with motor capabilities that allow us to both feel (take in information) and manipulate (have an effect on something). Without the sense of touch, any motor action such as grasping an egg, walking, sewing, typing, peeling an orange, and opening a door would be extremely difficult. Indeed, the sense of touch — providing both tactile and kinesthetic information — is a critical part of our ability to interact with the world. The science of haptics refers to this tactile and kinesthetic information. Tactile information, perceived through stimulation of the skin, can be produced using vibro-tactile technologies. Kinesthetic information, perceived through the position of body parts and their movement, can be produced using force feedback technologies.

Computer input peripherals with programmable haptic feedback

In the world of computers, consumer electronics, and digital devices and controls, meaningful haptic information is limited or missing. For example, when dialing a number or entering text on a conventional touchscreen, we feel only the touchscreen surface, without the subtle, yet confirming sensation we expect from mechanical switches and keyboards.

To supply richer, more meaningful haptic feedback — also known as force feedback, touch feedback, or tactile feedback — electronic input/output devices can be made to generate physical forces. Our programmable haptic technologies embedded in many types of devices can give users physical sensations appropriate to the situation. Users can feel as though they are interacting with different textures and mass, compliant springs, solid barriers, deep or shallow detents. They can feel the force or resistance as they push a virtual button, scroll through a list, or encounter the end of a menu. In a video or mobile game, users can feel the gun recoil, the engine rev, or the crack of the bat meeting the ball. These forces are created by actuators, such as motors, which are built into devices such as joysticks, steering wheels, gamepads, and mobile phones. Actuators can also be designed into more sophisticated devices used in automotive, industrial, medical, or retail kiosk and point-of-sale systems, such as digital switches, rotary control modules, touchscreens, and touch surfaces.

Haptic feedback controlled by software and algorithms

As a user operates a haptic device, such as a joystick, actuators within the device apply computer-generated forces that resist, assist, and enhance the manipulations. These forces are generated based on software algorithms and mathematical models designed to produce appropriate sensations. For example, when simulating the feel of interacting with a solid wall, a computer program can signal motors within a force feedback joystick to apply forces that emulate the impenetrability of the wall, making the simulation more realistic. The harder the user pushes, the harder the motors push back. When simulating the placement of cardiac pacing leads, a computer program can signal actuators to apply forces that would be encountered when navigating the leads through a beating heart, giving the user a more realistic experience of performing this procedure. These forces can be synchronized with appropriate simulations of an electrocardiogram, blood pressure, heart rate, and fluoroscopy displays. When simulating the feel of pressing a button, a computer program can signal actuators attached to a touchscreen to apply forces that emulate the button’s particular press and release characteristics, supplying more engaging interactivity, even though the user touches a screen that is seamless and flat.

Our VibeTonz® technology gives mobile handset user interfaces and applications the ability to precisely control a phone’s vibration actuator, providing a rich palette of tactile sensations that can enhance operation and make content more engaging. The VibeTonz System can be used to provide confirming feedback when pressing virtual buttons on a handset’s touchscreen; advise users of the identity of an incoming caller or alert; supply vibrations signifying an emotion in a text message; provide tactile alerts for call progress and message status; and aid in general navigation and operation. Ringtones can also be haptically enhanced, allowing users to feel the rhythm of a particular song. Mobile games are made more engaging and enjoyable by adding vibro-tactile effects to particular events such as explosions, car crashes, and bowling strikes.

The mathematical models that control actuators may be simple modulating forces based on a function of time. These forces can produce jolts and vibrations, for example. More complex forces can emulate surfaces, textures, springs, and damping. All forces can be synchronized with audio and video and controlled through application program logic. For example, a series of individual simulated forces can be combined to give the seamless feel of a complex interaction, like driving a sports car, which might include the centrifugal forces in the steering wheel, the vibration of the road surface, the revving of the engine, and the bass beat of a song.

Value of the programmability of haptics

We believe the programmability of our haptic products is a key differentiator over purely electro-mechanical systems and can drive the further adoption of cost effective and more reliable digital devices. A programmable device can supply a tactile response appropriate to the context of operation for systems and devices of many types. These tactile cues can help users operate more intuitively or realize a more enjoyable or natural experience. Used in combination with sight and sound cues, haptic feedback adds a compelling, engaging, meaningful multimodal aspect to the user interface. Our haptic products and technologies can also add a tactile quality to interactions that have been devoid of tactile confirmation, such as when using a touchpad or touchscreen. Independent research now shows that the confirmation and navigational cues obtained by programmable haptics can aid in performance and accuracy and increase user satisfaction. The addition of programmable haptics can help in the conversion from purely mechanical rotary controls to digital devices or from a mechanical keyboard, switch, or button interface to an electronic touchscreen.

Programmability also supplies more flexibility in the types of responses that are possible (such as nonlinear or dynamic qualities), in upgradeability, in consistent performance that will not degrade over time, and in the potential for personalized settings. Multiple mechanical controls can be consolidated into one versatile programmable control that can save space and improve ergonomics. Conversely, one programmable control device can be implemented as many different types of controls with context-appropriate touch feedback, which can simplify inventory.

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

By the early 1980s, computing power reached the point where rich color graphics and high-quality audio were possible. Computers evolved from primitive command-prompt, text-based systems with monochrome displays to powerful systems capable of rendering colorful graphics and animations and of playing music and sound effects. These advancements spawned entirely new businesses in the late 1980s and early 1990s.

To the consumer, this multimedia revolution opened new possibilities. Flight simulation moved from a professional pilot-only activity to a PC-based hobby for millions of real and aspiring pilots. The graphics and sound these hobbyists experienced were far superior to what the combat pilots in the 1960s had in their expensive flight simulator systems.

The multimedia revolution also made the medical simulation business possible. By the 1990s, high-end workstations enabled renderings of the human anatomy to be displayed with new realism. Companies were founded to harness this new technology and turn it into safer and more effective teaching aides for medical personnel.

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

By the mid 1990s, these new industrial and consumer multimedia products were in need of enhanced haptic technology that could provide sensations similar to an actual hands-on experience. Immersion Corporation was founded in 1993 to bring the critical sense of touch back into the user’s experience. By combining 1) the basic concepts used in the military flight simulators of the 1960s, 2) state-of-the-art advancements in robotic controls, 3) advancements in the understanding of how the human sense of touch works, and 4) advancements in computing power, we were able to significantly reduce the cost and size of haptic solutions while increasing the quality of the simulated forces. Some of our early technology was used in the world’s first consumer force feedback peripherals for computer video games, such as flight sticks and steering wheels. These products not only looked and sounded more realistic, they allowed users to feel haptic effects that simulated, for example, textures, bouncing and hitting a ball, and vibrations from gun fire. In addition, with our technology, sophisticated medical simulators offered medical professionals the ability to practice and enhance their surgical and other procedural skills in a way not previously possible.

Continued advancements in size, power, and cost reductions have pushed the adoption of haptics technology even further into those industries, as well as into new ones. Our TouchSense® proprietary technology is now incorporated into computer and console gaming systems such as Sony’s PlayStation products and Microsoft’s Xbox products, and PC and Apple computer systems. It is also incorporated into gaming peripherals such as joysticks, game pads, and steering wheels manufactured by Sony, Microsoft, and other Immersion licensees. Further, more than 2,000 Immersion Medical simulators have been deployed at hospitals and medical schools throughout the United States and abroad, including Beth Israel Deaconess Medical Center, Johns Hopkins University, Mayo Clinic (Rochester, MN), Northwestern University, Rush University Medical Center, St. Mary’s Hospital (London), and Stanford University.

Demand for our VibeTonz technology that adds haptic feedback to mobile handset interfaces and applications has been driven by several factors. With advances in processing power, data bandwidth, memory, and audio and graphic fidelity, the handset has become capable of serving as a primary messaging, web browsing, and entertainment terminal. This applications convergence has caused mobile user interfaces to become increasingly complex, and haptics can help mitigate the associated usability problems by leveraging the otherwise underutilized bandwidth of our sense of touch. Furthermore, tactile feedback can enhance the perceived immersiveness and quality of the mobile multimedia and gameplay experience and provide unmistakable confirmations of touchscreen interactions. As of today, over 10 million VibeTonz-enabled mobile phones have been shipped by our licensees.

Although the first touchscreens were introduced in the early 1970s, their broad acceptance and proliferation didn’t occur until the mid to late 1990s. Since their introduction, advancements in computing power, operating systems, graphical user interfaces, and multimedia software, combined with gradual cost reductions, have today made the touchscreen the user interface technology of choice for many applications. In 2005, we announced a TouchSense technology solution to enable enhanced tactile cues for providing a more intuitive, personal, and natural experience for the user. We adapted this solution for small, portable touchscreens devices in 2007. With TouchSense tactile feedback, instead of just feeling a passive touchscreen surface, users perceive that buttons press and release, just as mechanical buttons and switches do, creating a class of devices that could be called “active” touchscreens.

Our haptic technologies are also now used by corporate industrial designers and by researchers from the National Aeronautics and Space Administration (NASA), Stanford University, and the Massachusetts Institute of Technology (MIT). Automobiles manufactured by BMW, Mercedes-Benz, Rolls Royce, and Volkswagen have used programmable haptic controls powered by Immersion technology. In addition, we offer 3D design and interaction products to help game developers, mechanical designers, animators, and other professionals reduce production time and streamline the workflow process. Today, we believe that as computing power increases and pushes multimedia capabilities into new areas, even more opportunities will be created for our programmable haptic technologies.

Our Solutions

Our goal is to improve the way people interact with digital devices by engaging their sense of touch. Core competencies include our understanding of how interactions should feel and our knowledge of how to use technology to achieve that feeling. Our strength in both of these areas has resulted in many novel applications.

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

We have developed haptic systems for many types of hardware input/output devices such as gamepads, joysticks, mobile phones, rotary controls, touchscreens, and flexible and rigid endoscopy devices for medical simulations.

We have developed many mechanisms to convey forces to the user’s hands or body. These include vibro-tactile actuators, direct-, belt-, gear-, or cable-driven mechanisms and other proprietary devices that supply textures and vibration, resistance, and damping forces to the user.

To develop our real-time electronic actuator controllers, we had to address challenges such as size, accuracy, resolution, frequency, latency requirements, power consumption, and cost. Our control solutions include both closed-loop and open-loop control schemes. In closed-loop control, the firmware reads inputs from the input/output devices, and then calculates and applies the output forces in real time based on the input data. In open-loop control, a triggering event will activate the firmware to calculate and send the output signal to the actuator in real time.

We have developed many software solutions for various operating systems and computing platforms including PC, Apple, automotive, and mobile handset operating systems. Our inventions include control algorithms for efficiently driving relevant families of actuators (such as spinning mass actuators, linear actuators, and piezo-electric systems) as well as several generations of authoring tools for creating, visualizing, modifying, archiving, and experiencing haptic feedback.

Licensed Solutions

In some markets, such as video console gaming, mobile phones, and automotive controls, we license our technologies to original equipment manufacturers (OEM) or their suppliers who include them in products sold under their own brand names.

We offer our expertise to our licensees to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards.

Turn-key Engineering and Integration Services — We offer engineering assistance including technical and design assistance and integration services that allow our licensees to incorporate our touch-enabling products and technologies into their products at a reasonable cost and in a shortened time frame. This allows them to get to market quickly by using our years of haptic development and solution deployment expertise. We offer product development solutions including product software libraries, design, prototype creation, technology transfer, actuator selection, component sourcing, development/integration kits, sample source code, comprehensive documentation, and other engineering services. In addition, we help ensure a quality end-user experience by offering testing and certification services to a number of licensees.

Authoring Tools — We license authoring tools that enable haptic designers and software developers to quickly design and incorporate custom touch feedback into their own applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptic device. The tools are the equivalent of a computer-aided design application for haptics. Our authoring tools support vibro-tactile haptic devices (such as mobile phones, touchscreens, and vibro-tactile gaming peripherals), as well as kinesthetic haptic devices (such as rotary devices, joysticks, and medical training systems). Various haptic effect parameters can be defined and modified, and the result immediately experienced. Our authoring tools run on mainstream operating systems such as Microsoft Windows.

Application Programming Interfaces (“APIs”) — Our APIs provide haptic-effect generation capability. This allows designers and software programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, and other devices) to allow flexibility and reusability. Others are crafted to meet the needs of a particular customer or industry.

Compatible with Industry Standards — We have designed our hardware and software technologies for our licensees to be compatible with industry hardware and software standards. Our technologies operate across multiple platforms and comply with such standards as Microsoft’s entertainment application programming interface, DirectX, and a standard communications interface, Universal Serial Bus (“USB”). More generally, our software driver and API technology has been designed to be platform independent and ported to a variety of operating systems including Windows, Windows CE, Windows Mobile, Mac OS X, BREW/REX (from QUALCOMM), Java (J2SE), Linux, and VxWorks.

Manufactured Product Solutions

We produce our products using both contracted and in-house manufacturing. We manufacture and sell some of our products under the Immersion brand name through a combination of direct sales, distributors, and value-added resellers. These products include:

•	medical simulation systems used for training medical professionals in minimally invasive medical procedures including endoscopy, laparoscopy, and endovascular;

•	components used in our tactile touchscreen and touch surface solutions;

•	programmable rotary control modules for operating a wide range of devices;

•	digitizers used to construct detailed 3D computer models and to perform accurate part inspections;

•	a 3D interaction product line consisting of hardware and software solutions for animating hand movements and allowing users to manipulate virtual objects with their hands; and

•	electronic control boards and force feedback devices for arcade games, research, and industrial applications.

We also manufacture and private-label some products for customers under their own brand names.

Our Strategy

We intend to maintain and enhance our position as a leading provider of touch-enabling technology by employing the following strategies:

Pursue Royalty-based Licensing Model for High Volume Applications of Our Technologies — We believe that the most effective way to proliferate our touch-enabling technologies in some markets is to license and embed it in high volume applications. We have licensed our intellectual property to numerous manufacturers of joysticks, gamepads, and steering wheels, and to manufacturers of video console gaming systems. In addition, our technologies have been licensed to automotive manufacturers and automotive parts suppliers for use in automotive controls. We have licensed our software products that create touch feedback effects in mobile handsets to manufacturers of mobile phones, wireless operators, and content developers. We intend to continue expanding the number and scope of our licensing relationships in the future.

In general, our licenses permit manufacturers to produce only a particular category of product within a specified field of use. Our licensing model typically includes an up-front license fee and/or a per-unit royalty paid by the manufacturer that may be a fixed fee or a percentage of the selling price of the final touch-enabled product.

Pursue Product Sales in Lower-volume Applications through Multiple Channels — For lower-volume products, such as medical simulation and three-dimensional and design systems, our strategy is to sell products under our own brand name through direct sales to end users, distributors, OEMs, and value-added resellers. Occasionally, we may design, manufacture, and sell products for private-label resale or resell a third-party product under the manufacturer’s or Immersion’s brand name. The Immersion Computing, Entertainment, and Industrial segment sells products that consist primarily of digitizers, such as the MicroScribe® line; specialized whole-hand sensing gloves and software, such as the CyberGlove® II wireless glove, CyberGrasp® system, and CyberForce® armature that permit simulated interaction with three-dimensional environments; and TouchSense components and software for our touchscreen and rotary control solutions. Our Immersion Medical segment currently sells medical simulation devices that simulate vascular access, endovascular interventions, and intravenous, laparoscopic, and endoscopic procedures.

Secure Licensees and Customers in New Markets for Touch-enabling Technology and Software Products — We believe that our touch-enabling technologies can be used in virtually all areas of computing and communication. We initially focused on computer gaming applications for personal computers and dedicated game consoles, an area in which key companies have accepted our technologies. We have broadened our applications focus to areas such as automotive controls, industrial equipment controls, and mobile phones and other portable devices, and we secured several new licensees. Furthermore, we intend to pursue additional applications for our technologies.

Facilitate Development of Touch-enabled Products — Our success depends on the development of touch-enabled products by our licensees and customers. To enable that development, we offer design packages that include sample hardware, software, firmware, and related documentation, and offer our technical expertise on a consulting basis. We will continue to devote significant resources to facilitate the development of touch-enabled products by our licensees and customers.

Expand Software Support for Our Touch-enabling Technologies — In addition to licensing our intellectual property or software products and supporting licensee product development efforts, we have focused on expanding software support for our touch-enabling technologies. For example, we license authoring and programming tools to customers in support of vibro-tactile haptic devices (such as mobile phones, vibro-tactile gaming peripherals, and touchscreens) as well as kinesthetic haptic devices (such as rotary devices, joysticks, and steering wheels). Using our authoring tools, various haptic-effect parameters can be defined and modified, and the result can be immediately experienced on the target device.

Our APIs and authoring tools provide an extensive haptic-generation capability and allow designers and programmers to focus on enabling their target applications with haptic effects instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. One focus of our marketing efforts is to promote the adoption of our touch-enabling technologies by software developers in certain markets. We have developed the VibeTonz Software Development Kit (“SDK”) and TouchSense SDK that contain items such as programming or authoring tools, documentation, tutorials, and software files containing sample touch effects. Our software support staff also works closely with developers to assist them in developing compelling touch-enabled applications. For example, we worked closely with Microsoft on the Microsoft DirectX SDK, contributing to the API specification and offering our own authoring tools, documentation, tutorials, and sample program.

Expand Market Awareness — We promote adoption of our touch-enabling technologies by increasing market awareness as appropriate in our various market segments. We believe that it is important to increase awareness among potential customers and, in some markets, end users. We have brand visibility on packaging or in documentation or software applications for some of these products. In addition, we participate in industry tradeshows, maintain ongoing contact with industry press, and provide product information on our Web site. We also execute marketing campaigns specific to each market. These campaigns may include public relations, direct mail, Internet marketing, advertising, tradeshows, and/or public speaking at industry events.

Develop and Protect Touch-enabling Technology — Our success depends in part on our ability to license and commercialize our intellectual property and to continue to expand our intellectual property portfolio. We devote substantial resources to research and development and are engaged in projects focused on expanding the scope and application of our technologies with particular emphasis on mobile phone, tactile touchscreen, and medical simulation product offerings. We have also secured technology by acquisition and may do so again in the future. We intend to continue to invest in technology development and potential acquisitions and to protect our intellectual property rights across all of our businesses.

Immersion Computing, Entertainment, and Industrial Segment

Products and Markets

We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996 under the I-FORCE trademark. We have transitioned our branding to the TouchSense trademark, which extends beyond gaming to other applications of our haptics-related products and services.

Gaming and Other Consumer Devices — We have licensed our TouchSense intellectual property to Microsoft for use in its gaming products, to Apple Computer for use in its operating system, and to Sony Computer Entertainment for use in its legacy and current PlayStation products. We have also licensed our TouchSense intellectual property to over a dozen gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, to bring haptic technology to PC platforms including both Microsoft Windows and Apple operating systems, as well as to video game consoles. For the years ended December 31, 2007, 2006, and 2005, respectively 7%, 6%, and 11% of total revenues were from Logitech.

Currently, there are consumer PC joysticks sold using TouchSense technology, including the Force 3D Pro from Logitech; the Cyborg Evo Force from Saitek; and the Top Gun Afterburner Force Feedback Joystick from ThrustMaster. There are also PC steering wheel gaming peripherals licensed under the TouchSense brand, including the G25 Racing and MOMO Racing from Logitech; the RGT Force Feedback Pro Clutch Edition from Guillemot; and the R660GT Force Feedback Wheel from Saitek. There are PC gamepads that use TouchSense technology, including the Cordless Rumblepad 2 and Rumblepad 2 from Logitech; the T-Mini 2-in-1 Wireless Rumble Force from ThrustMaster; and the Cyborg and P3200 from Saitek.

In the video game console peripheral market, we have licensed our patents for use in hundreds of spinning mass tactile feedback devices and force feedback devices from various manufacturers including Gemini, Griffin, Hori, i-CON, Intec, Joytech, Katana, Logitech, Mad Catz, Microsoft, NYKO, Performance Designed Products (“PDP”) (formerly Electro Source LLC), Radica, Saitek and Sony. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation, PlayStation 2, and PlayStation 3 from Sony; and the N64 and GameCube from Nintendo. Examples of licensed products include Logitech’s DriveFX steering wheel for Xbox 360 and Cordless Action gamepad for PS2; Microsoft’s Xbox 360 Wireless Racing Wheel and Xbox 360 Wireless Controller gamepad; Mad Catz’s PS2 NFL Wireless Control Pad Pro gamepad; and PDP’s Predator Wireless Controller gamepad for PS2.

For the years ended December 31, 2007, 2006, and 2005, respectively 21%, 18%, and 27% of our total revenues were generated from PC and console gaming revenues.

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

In the casino and bar-top amusement market, we signed an agreement with 3M Touch Systems in 2005 that allows manufacture and distribution of its MicroTouch touch screens with our TouchSense technology. 3M Touch Systems and some of its customers demonstrated pre-production touchscreens and integrated gaming systems at the 2007 Global Gaming Expo.

Early in 2008, Cue Acoustics announced a premium AM/FM radio and iPod docking station that includes a TouchSense rotary control module as its primary control mechanism.

Mobile Communications and Portable Devices — We have developed TouchSense solutions for a variety of portable devices and the VibeTonz System for the mobile phone market.

TouchSense components include a programmable haptic rotary control module and several products and technologies for including vibro-tactile response in portable devices. In 2007, CTT-Net of Korea launched the world’s first personal navigation devices (“PNDs”) to use Immersion’s TouchSense technology to provide tactile feedback for touchscreen interactions in a global positioning system (“GPS”). Applications for TouchSense technologies may be expanded into a broader range of portable devices, including remote controls for home entertainment systems, medical diagnostic and therapeutic equipment, test and measurement equipment, portable terminals, game devices, and media players.

The VibeTonz System, for mobile phone OEMs, operators, and application developers, includes the VibeTonz Mobile Player, a lightweight and powerful vibration playback system that is embedded in the phone, and VibeTonz SDK, including a PC-based composition tool for creating VibeTonz effects for inclusion in content and applications. VibeTonz effects can be used in alerts, e-mail, games, messages, ringtones, touchscreen interactions, and other user interface features to add information or identification, signal status or message arrival, and heighten interest or fun. With a VibeTonz-enabled phone, users can send and receive a wide range of vibro-tactile haptic effects independently from or in synchronicity with audio, video, and application program content.

In 2007, greater market acceptance of our VibeTonz System for mobile phones was marked by:

•	LG Electronics and Samsung each offering nine new phone models with VibeTonz technology. Many of these were popular mass market phones such as the Muziq, Chocolate 2, Viewty, Voyager, Venus, and Prada by LG and the SGH-i710, Armani (SGH-P520), and SGH-F700 by Samsung. During 2007, there were over 15 VibeTonz-enabled phones launched and over 5.5 million units shipped worldwide.

•	The world’s leading mobile device manufacturer, Nokia Corporation, obtaining a long-term, worldwide license for the VibeTonz System.

•	The trade and consumer media more frequently mentioning the benefits of tactile feedback, especially our VibeTonz System.

Automotive — In recent years there has been a proliferation of automotive sub-systems, which are directly accessed by drivers and passengers. These include telephone, navigation, climate control, personal comfort, and audio, video, and satellite radio entertainment systems. As a result, there has been an increase in the number of physical control devices in the automotive center stack and console, creating space and driver distraction problems.

We have developed TouchSense technology for rotary controls, touchscreens, and touch surfaces appropriate for use in automobiles. TouchSense rotary technology can consolidate the control of multiple systems into a single module that provides the appropriate feel for each function. This allows the driver convenient access to many systems and supplies context-sensitive cues for operation. TouchSense touchscreen and touch surface technology provides tactile feedback for an otherwise unresponsive surface such as an all digital switch or touchscreen. Programmable haptic touchscreen, touch surface, and rotary controls of many types can be used to provide a space-saving, aesthetic look and a confirming response for the driver that can help reduce glance time.

We have also conducted various funded development efforts and provided tools and evaluation licenses to several major automobile manufacturers and suppliers who have expressed interest in touch-enabled automobile controls.

BMW was the first automobile manufacturer to license our TouchSense rotary technology for use in vehicle controls starting with its 2002 7 Series sedan model. BMW has also included our technology in the Rolls Royce and in some models of its 5 Series and 6 Series starting in 2003 and 3 Series in 2005. Siemens VDO Automotive (now Continental) has licensed our technology for use in the high-end Volkswagen Phaeton sedan and Bentley cars. ALPS Electric, also a licensee, has produced a haptic rotary control that has been included in the Mercedes-Benz S — Class sedan starting in the fall of 2005. Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices, and Volkswagen, Europe’s largest automaker, have both licensed TouchSense technology for use in vehicles.

In 2006, SMK Corporation of Tokyo, a global manufacturer of electromechanical components, licensed TouchSense technology for use in its touch panels, including for the automotive market.

For the years ended December 31, 2007, 2006, and 2005, respectively 10%, 9%, and 8% of our total revenues were automotive revenues.

3D and Mechanical CAD Design — Our three-dimensional and mechanical computer-aided design products allow users to create three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. These products include the MicroScribe product line, which contains sensor and microprocessor technologies that allow users to measure or digitize physical objects simply by tracing their contours with a stylus. Third-party software records the three-dimensional measurements or geometry of the object and reproduces it on the screen as a three-dimensional computer model. In another application, third-party software compares the desired dimensions to three-dimensional measurements of an actual part to determine if it is within tolerance. Taken together, these capabilities support high-accuracy parts inspection, reverse engineering, game development, animation, filmmaking, tube bending, and some medical applications.

We manufacture and sell the CyberGlove system, a fully instrumented glove that measures the movement of a user’s hand and, used in conjunction with our software, maps the movement to a graphical hand on the computer screen. Users can “reach in and manipulate” digital objects similar to physical objects. The CyberTouchtm system is a CyberGlove product with a TouchSense vibro-tactile feedback option that provides users with appropriate feedback when individual fingers contact digital objects. The CyberGrasp system is an option for the CyberGlove product that adds TouchSense kinesthetic force feedback to the fingertips. With a CyberGrasp system, users can actually feel the shape and malleability of 3D graphical objects. The CyberForce product is an enhanced, grounded, force feedback product. Incorporating our TouchSense technologies, a CyberForce system allows users to experience sensations similar to the CyberGrasp, but with whole-arm, whole-hand, as well as fingertip interactions.

Our software products for our whole-hand interfaces include VirtualHand® SDK, VirtualHand for MotionBuilder, and VirtualHand for V5. VirtualHand SDK is a software toolkit that helps users integrate our whole-hand glove-based interface products into specific applications. VirtualHand for MotionBuilder lets users acquire, edit, and blend motion animation in AutoDesk’s MotionBuilder real-time capture software. VirtualHand for V5 leverages our relationship with Dassault Systemes by bringing our glove-based products directly into the CATIA V5 and ENOVIA V5 environments, allowing for real-time interaction with digital prototypes for the evaluation of ergonomics, assembly, and maintainability of products. Users may develop multiple digital-design iterations to replace the need for physical prototypes, thereby reducing costs and time to market.

In addition to these 3D products, we manufacture and sell specialized products such as computer peripherals that incorporate advanced computer peripheral technologies. These specialized peripherals include the SoftMouse®, a high performance, mouse optimized for manipulating 3D data and used in geographic information systems and mapmaking.

For the years ended December 31, 2007, 2006, and 2005, respectively 14%, 17%, and 17% of our total revenues were generated from 3D and mechanical CAD design revenues.

Sales and Distribution

Sales of these products generally do not experience seasonal fluctuations, except for royalties from gaming peripherals, which tend to be higher during the year-end holiday shopping season. However, there may be variations in the timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Our products typically incorporate readily available commercial components. There are no unusual working capital requirements in the Computing, Entertainment, and Industrial segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for revenue information for the past three years.

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

We employ a direct sales force in the United States, Europe, and Asia to license our VibeTonz software products. In gaming, our sales force is also augmented through co-marketing arrangements. As part of our strategy to increase our visibility and promote our touch-enabling technology, our consumer-products license agreements may require our licensees to display the TouchSense or VibeTonz technology logo on their end products.

We sell our touchscreen and touch surface products to OEMs and system integrators, such as 3M Touch Systems, Advanced Input Systems, and StacoSwitch, using a worldwide direct sales force. In addition, the technology is licensed to large system integrators and OEMs in automotive and other markets.

In the automotive market, we use a worldwide direct sales force to work with vehicle manufacturers and component suppliers. We have licensed our technology to leading automotive component suppliers including Methode, ALPS Electric, and SMK, as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry.

The MicroScribe product line, along with first- and third-party hardware accessories and companion software, is sold through an international network of over 75 resellers. In addition to direct sales, our 3D whole-hand interaction products are distributed, sold, and supported by a worldwide network of approximately 20 international and domestic resellers. We have marketing relationships or contracts with leading 3D CAD/CAM and interaction companies, including Dassault Systemes, a worldwide leader in product lifecycle management software.

Competition

With respect to touch-enabled consumer products, we are aware of several companies that claim to possess touch feedback technology applicable to the consumer market. In addition, we are aware of several companies that currently market unlicensed touch feedback products in consumer markets.

Several companies also currently market touch feedback products that are competitive to ours in nonconsumer markets. These companies could also shift their focus to the consumer market. In addition, our licensees or other companies may develop products that compete with products employing our touch-enabling technologies, but are based on alternative technologies, or develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. Many of our licensees, including Microsoft, LG Electronics, Logitech, Nokia, Samsung, and others have greater financial and technical resources upon which to draw in attempting to develop computer peripheral or mobile phone technologies that do not make use of our touch-enabling technologies.

With respect to our MicroScribe product line, we believe the G2 model, aimed primarily at the design, animation, and reverse engineering markets, competes favorably with other digitizing technologies, such as laser scanning and sonic systems, and with other articulated arm models, which are all of higher accuracy and higher price than these markets generally require. The MicroScribe MX model, aimed at high-accuracy manufactured parts inspection and reverse engineering markets, competes favorably on price to other portable coordinate measurement machine (CMM) models manufactured by Faro Technologies and Romer CimCore, which is a part of Hexagon AB. It also competes favorably with these competitors for many types of projects where accuracy measurement tolerances are greater than 0.004-inch.

SensAble Technologies currently sells high-end 3D sculpting and design products that employ haptics. We believe that SensAble’s products compete on some level with our 3D interaction products. Competitors to our CyberGlove data glove include Fifth Dimension Technologies, Measurand, Motion Analysis Corporation, and Phoenix Technologies. Haption sells a product that competes with our CyberForce system.

For licensed applications, our competitive position is partially dependent on the competitive positions of our licensees that pay a license and/or royalty. Our licensees’ markets are highly competitive. We believe that the principal competitive factors in our licensees’ markets include price, performance, user-centric design, ease-of-use, quality, and timeliness of products, as well as the manufacturer’s responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotional programs, and brand recognition. Touch-related benefits in some of these markets may be viewed simply as enhancements and compete with nontouch-enabled technologies.

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

Immersion Medical

Products and Markets

We have developed numerous simulation technologies that can be used for medical training and testing. By enabling a medical simulator to more fully engage users’ sense of touch, our technologies can support realistic simulations that are effective in teaching medical students, doctors, and other health professionals what it feels like to perform a given procedure. The use of our simulators allows these professionals to perfect their practice in an environment that poses no risks to patients, where mistakes have no dire consequences, and where animal or cadaver use is unnecessary.

In addition, corporations wanting to train customers or sales staff on medical procedures and on the use of new tools and medical devices engage us to develop special simulators. Examples of projects we have completed include simulation of venous access, minimally invasive vein harvesting, hysteroscopy, and aortic valve and pacemaker lead placement.

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

We design each product line to maximize the number of procedures that can be simulated with minimal additional customer hardware investment. These systems then enable potential additional sales of software to the installed base of hardware systems. We believe the relatively low price of our software modules provides an opportunity for repeat sales. We currently have over 25 various software modules available that replicate such medical procedures as intravenous catheterization, laparoscopy, bronchoscopy, colonoscopy, cardiac pacing, and carotid and coronary angioplasty.

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

With respect to medical simulation products, we employ a direct sales force in the U.S. that markets simulation systems to hospitals, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military, medical device companies, and other organizations involved in procedural medicine. As of December 31, 2007, we had seven regional medical sales representatives in the United States, one independent sales representative in Europe, and have begun the process of expanding our international selling capabilities by hiring staff and establishing facilities outside of United States.

For the years ended December 31, 2007, 2006, and 2005, respectively 44%, 51%, and 40%, of our total revenues were generated from medical revenues. For the years ended December 31, 2007, 2006, and 2005, respectively 11%, 18%, and 11% of our total revenues consisted of licensing, product revenue, or development revenues from Medtronic.

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

Research and Development

Our success depends on our ability to invent, improve, and reduce the cost of our technologies; to design and develop products to meet specifications based on research and our understanding of customer needs and expectations; and to collaborate with our licensees who are integrating our technologies into theirs.

Immersion Engineering — We have assembled a multi-disciplinary team of highly skilled engineers and scientists with the experience required for development of touch-enabling technology. The team’s experience includes skills related to mechanical engineering, electrical engineering, embedded systems and firmware, control techniques, software, quality control, haptic content design, and project and process management. For medical simulations, we have assembled a unique team of experts who are skilled at modeling the anatomy and physiology of various medical cases, creating graphical renderings, designing haptic feedback, and devising advanced control algorithms to simulate realistic navigation for medical procedures, such as through the body’s blood vessels.

Application Engineering & Technical Support — We may provide application engineering and technical support during integration of our touch-enabling technology into customer products. To facilitate the validation and adoption of touch-enabling technology, we have developed various integration kits. These kits may include actuators or actuator references, mounting samples, controller boards or schematics, software libraries and source code samples, and documentation. Our application engineers support customer use of these integration kits through phone and e-mail technical support, onsite workshops, or other means. Our application engineers and technical support staff may also help install our products, train customers on their use, and provide ongoing product support, particularly for medical training simulators and 3D products.

Licensee Interaction — To support the successful design and adoption of our technology in a licensee’s product, we make efforts to ensure clear communication with our customers. Typically, collaborative development efforts are structured using a four-phase approach including Product Definition, Concept Development, Detail Design, and Production Design phases. This four-phase design process is typically used for designing new systems when the solution is not known beforehand. Each phase includes formal design reviews and documentation. The continuation of our development effort is contingent upon successful completion and acceptance of prior phases. This method ensures that the customer’s financial risk is minimized and that project deliverables remain consistent with the goals established in the Product Definition phase.

Product Development Process — For product development, we follow a product design process based on ISO 9001 guidance. This process starts with the typical marketing and product requirement stages, and once approved, typically moves on to product planning and design, prototyping, then alpha, beta, and first-run production development and testing stages. All of these stages are typically supported by documentation procedures and tools, design reviews, revision management, and other quality criteria. This careful, step-wise process helps us meet our design and quality requirements and to help make business decisions to continue, modify, or end product development. For our medical simulation products, we may add stages to help ensure our systems are very realistic and closely emulate the real medical procedures.

Research — We have a dedicated team of experts in haptics and multimodal systems focused on investigating the next generations of haptic products for existing and new markets. The team has solid expertise in actuator design, mounting, control software, and human factors. We are also actively seeking and establishing worldwide research collaboration relationships to reinforce our technical leadership and expand our innovative advancements. In addition, we have entered into numerous contracts with corporations and government agencies that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we supply the applicable government agency a license to use the technology for noncommercial purposes.

For the years ended December 31, 2007, 2006, and 2005, research and development expenses were $10.1 million, $7.6 million, and $6.0 million respectively.

Intellectual Property

We believe that intellectual property protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our intellectual property.

We and our wholly owned subsidiaries hold more than 700 issued or pending patents in the U.S. and other countries that cover various aspects of our hardware and software technologies. Some of our U.S. patents began to expire starting in 2007.

Where we believe it is appropriate, we will engage the legal system to protect our intellectual property rights. For example, we filed a complaint against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. (collectively “Sony Computer Entertainment”) on February 11, 2002 in the U.S. District Court for the Northern District Court of California. On March 1, 2007, Immersion and Sony Computer Entertainment announced that the patent litigation at the U.S. Court of Appeals for the Federal Circuit was concluded. See Item 3. “Legal Proceedings” for further details and discussion of the litigation proceedings and conclusion.

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

The charters of our audit committee, our compensation committee, and our nominating/corporate governance committee, and our code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) are also available at our Web site under “Corporate Governance.” These items are also available to any stockholder who requests them by calling +1 408.467.1900.

The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

As of December 31, 2007, we had 152 full-time and 3 part-time employees, including 57 in research and development, 40 in sales and marketing, and 58 in legal, finance, administration, and operations. As of that date, we also had 11 independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2007.

Name	Position With the Company	Age

Victor Viegas	President, Chief Executive Officer, and Chairman of the Board of Directors	50
Stephen Ambler	Chief Financial Officer and Vice President, Finance	48
Richard Vogel	Senior Vice President and General Manager, Immersion Medical	54

Mr. Victor Viegas has served as Immersion’s Chairman of the Board since October 31, 2007; Chief Executive Officer and member of the board of directors since October 2002; and President since February 2002. He was Chief Financial Officer and Vice President, Finance from August 1999, when he joined Immersion, until February 2005. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree from Santa Clara University. Mr. Viegas is also a Certified Public Accountant in the State of California.

Mr. Stephen Ambler joined Immersion in February 2005 as Chief Financial Officer and Vice President, Finance responsible for finance and operations. From April 2001 to January 2005, Mr. Ambler served as Chief Financial Officer and Vice President, Finance of Bam! Entertainment, Inc., a producer of interactive video games. From April 1994 to March 2001, he served as Director of Finance and Administration for Europe and then Chief Financial Officer, Secretary, and Senior Vice President, Finance of Insignia Solutions PLC, a wireless solutions software company. From December 1992 to March 1994, he served as Financial Controller and Company Secretary for Ampex Great Britain Limited, a producer of recording equipment and magnetic tape for the television and defense industries. From May 1988 to December 1992, he served as Financial Controller and then Finance Director of Carlton Cabletime Limited, a supplier of cable television equipment. Mr. Ambler holds a diploma in Accounting Studies from Oxford Polytechnic in England and is qualified as a Chartered Accountant in England and Wales.

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

Factors That May Affect Future Results

Company Risks

We had an accumulated deficit of $20 million as of December 31, 2007, have a history of losses, may experience losses in the future, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but the four most recent quarters. We need to generate significant ongoing revenue to maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:

•	continue to develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our intellectual property;

•	pursue strategic relationships;

•	acquire intellectual property or other assets from third-parties; and

•	invest in systems and processes to manage our business.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

Microsoft Corporation (“Microsoft”) disputes our assessment that we are not obligated to make any payment under our agreement with them relating to the conclusion of our litigation with Sony Computer Entertainment. Defending our position may be expensive, disruptive, and time consuming, and regardless of whether we are successful, could adversely affect our business.

In 2003, we executed a series of agreements with Microsoft as described in Note 9 to the consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements under the Microsoft agreements. In accordance with the sublicense agreement, in the event that we elected to settle the action in the United States District Court for the Northern District of California, entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement. We have determined that we are not obligated under our agreements with Microsoft to make any payment to it relating to the conclusion of our litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. Further, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging we are in breach of our contract with Microsoft, and that it is entitled to a share of the judgment monies and other sums we received from Sony Computer Entertainment. We dispute Microsoft’s allegations and intend to vigorously defend ourselves in the lawsuit. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.

Our current litigation undertakings are expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We are involved in litigation with Internet Services, LLC (ISLLC) involving claims for breach of contract and rescission against ISLLC in the U.S. District Court for the Northern District of California.

We are also involved in litigation against Microsoft, as noted above.

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

Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on litigation, please see Note 18 to the consolidated financial statements and the section titled Item 3. “Legal Proceedings.”

Litigation regarding intellectual property rights could be expensive, disruptive, and time consuming; could result in the impairment or loss of portions of our intellectual property; and could adversely affect our business.

Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we may not be able to develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses could increase and our revenues could decrease.

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

We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees, or us, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages, harm existing license arrangements, or require us or our licensees to cease utilizing the technologies unless we can enter into licensing agreements. Licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims by third parties against our licensees could also result in claims by our licensees against us for indemnification.

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

We are subject to the risk of additional litigation in connection with the restatement of our consolidated financial statements and the potential liability from any such litigation could materially and adversely affect our business.

We have announced that we will be restating our consolidated financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. This restatement is reflected in the presentation of quarterly financial information contained in this report. We plan to restate the 2007 first, second, and third quarter condensed consolidated financial statements prospectively when we file our 2008 first, second, and third quarter condensed consolidated financial statements on Form 10-Q. As a result of the restatement of our consolidated financial statements, we could become subject to purported class action, derivative, or other securities litigation. As of the date hereof, we are not aware of any such litigation having been commenced against us related to these matters, but we cannot predict whether any such litigation will be commenced or, if it is, the outcome of any such litigation. The initiation of any such securities litigation may harm our business and financial condition.

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

Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee which are inconsistent with the rights that we have granted to another licensee.

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2007, 2006, and 2005, 34%, 26% and 37%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch- enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop paying us, attempt to design around our intellectual property, challenge our intellectual property, or stop making it rather than pay us royalties based on sales of the product.

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

A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. These requirements and restrictions could be in the form of hardware technical specifications, software technical specifications, security specifications or other security mechanisms, component vendor specifications, licensing fees and/or terms and conditions, or other forms. If third-party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues.

Under the terms of our agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 systems for a fixed license payment. The PS3 console system was launched in late 2006 in the United States and Japan without force feedback capability. Sony has since released an update to the PS3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and PS1 and PS2 rumble and force feedback controllers only. Sony also announced in September 2007 that it will fully restore the same vibration feedback features for the PS3 console system, PS3 games, and a new PS3 controller that were standard in the PS2 console system, PS2 games, and PS2 controllers. The new PS3 controllers with vibration feedback were released in Japan in November 2007 and are expected to be released in Europe and the United States in the spring of 2008. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony does not license market-leading third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next-generation console systems like the Nintendo Wii and Microsoft Xbox 360.

Both the Microsoft Xbox 360 and Nintendo Wii include touch-enabling capabilities. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. To the extent Microsoft does not fully license third parties, Microsoft’s share of all aftermarket Xbox 360 game controller sales will likely remain high or increase, which we expect will limit our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled steering wheel products covered by their royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current products for which we earn per unit royalties.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has declined and may further do so if Microsoft increases its volume of sales of touch-enabled gaming products and consumer products at the expense of our other licensees.

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones, PDAs, and portable music players. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments might decline.

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

Laerdal accounts for a significant portion of our revenue. For the years ended December 31, 2007, 2006, and 2005, 11%, 7%, and 0%, respectively, of our total revenues were derived from Laerdal. If our product sales to Laerdal decline, then our total revenue may decline.

Medtronic accounts for a significant portion of our revenues and a reduction in sales to Medtronic, or a reduction in development work for Medtronic, may reduce our total revenue.

Medtronic accounts for a significant portion of our revenue. For the years ended December 31, 2007, 2006, and 2005, 11%, 18%, and 11%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.

Touch interface product royalties will be reduced if BMW were to abandon its iDrive system or remove our technology from the iDrive.

Our largest royalty stream from touch interface products is currently from BMW for its iDrive controller. Press reviews of this system have been largely negative and critical of the system’s complex user interface, which we did not design. Nevertheless, this negative press may cause BMW to abandon the iDrive controller or to redesign it and/or remove our technology from it at any time. If our technology is not incorporated in BMW vehicles our business may suffer.

We depend on third-party suppliers, and our revenue and/or results of operations could suffer if we fail to manage supplier issues properly.

Our operations depend on our ability to anticipate our needs for components and products for a wide variety of systems, products, and services, and on our suppliers’ ability to deliver sufficient quantities of quality components, products, and services at reasonable prices in time for us to meet critical schedules. We may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers, political instability, other problems experienced by suppliers, or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues, or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. We could lose time-sensitive sales, incur additional freight costs, or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays. We purchase certain products from a limited source in China. If the supply of these products is delayed or constrained, or is of insufficient quality, our ability to ship these products could be delayed, which could harm our business, financial condition, and operating results.

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

In addition, our products or packaging may not meet all safety, electrical, labeling, marking, or other requirements of all countries into which we ship products or our resellers sell our products. We attempt to comply with all known laws and regulations governing product sales into the countries we ship products. However, if products are determined not to be compliant or exempt, we will not be able to ship them in the region that has such regulations until such time that they are compliant, and this may have a negative impact on our revenue and results of operations. There is also the possibility of fines and legal costs as well as costs associated with a product recall if products or packaging are found not to meet the requirements.

Because personal computer peripheral products that incorporate our touch-enabling technologies currently must work with Microsoft’s operating system software, our costs could increase and our revenues could decline if Microsoft modifies its operating system software.

Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, and Windows XP operating systems, including DirectX, Microsoft’s entertainment API. Modifications and new versions of Microsoft’s operating system and APIs (including DirectX and Windows Vista launched in early 2007) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.

Reduced spending by corporate or university research and development departments may adversely affect sales of our three-dimensional products.

Any economic downturn could lead to a reduction in corporate or university budgets for research and development in sectors, including the automotive and aerospace sectors, which use our three-dimensional and professional products. Sales of our three-dimensional and professional products, including our CyberGlove line of whole-hand sensing products and our MicroScribe line of digitizers, could be adversely affected by cuts in corporate research and development budgets.

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

We face competition from unlicensed products as well. Our licensees or other third parties may seek to develop products using our intellectual property or develop alternative designs that attempt to circumvent our intellectual property or that they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

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

We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States of America.

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

We have limited engineering, customer service, quality assurance and manufacturing resources to design and fulfill favorable product delivery schedules and sufficient levels of quality in support of our different product areas. Products and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

Engineering, customer service, quality assurance, and manufacturing resources are deployed against a variety of different projects and programs to provide sufficient levels of quality necessary for channels and customers. Success in various markets may depend on timely deliveries and overall levels of sustained quality and customer service. Failure to provide favorable product and program deliverables and quality and customer service levels, or provide them at all, may disrupt channels and customers and reduce our revenues.

The higher cost of products incorporating our touch-enabling technologies may inhibit or prevent their widespread adoption.

Personal computer and console gaming peripherals, mobile devices, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, Nokia, Samsung, and Sony have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies may be a significant barrier to their widespread adoption and sale.

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

Automobiles incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive automotive royalties.

The product development process for automobiles is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive technologies unless and until automobiles featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with an automobile manufacturer or a supplier to an automobile manufacturer. Throughout the product development process, we face the risk that an automobile manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles, making it difficult for us to predict the automotive royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle or the option packages if our technology is an option (for example, a navigation unit), which is likely to be determined by many factors beyond our control.

We have experienced significant change in our business, and our failure to manage the complexities associated with the changing economic environment and technology landscape could harm our business.

Any future periods of rapid economic and technological change may place significant strains on our managerial, financial, engineering, or other resources. Further economic weakness, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating, and meeting our operational needs as well as the needs of our licensees. Our failure to effectively manage these resources during periods of rapid economic or technological change may harm our business.

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

We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Our stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	litigation or claims regarding our restatement, internal controls, or other matters;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel;

•	seasonality in the demand for our products or our licensees’ products; and

•	our ability to build or ship products on a timely basis.

Issuance of the shares of common stock upon exercise of stock options and exercise of warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

The issuance of shares of common stock in the following circumstances will dilute the ownership interest of existing stockholders: (i) upon exercise of some or all of the stock options, and (ii) upon exercise of some or all of the warrants. Any sales in the public market of the common stock issuable upon such exercises could adversely affect prevailing market prices of our common stock. In addition, the existence of these stock options and warrants may encourage short selling by market participants.

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

Our stock repurchase program could affect our stock price and add volatility.

Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. The repurchase program is at our discretion, and thus there can be no assurance that any repurchases will actually be made under the program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under the plan will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

Our president and chief executive officer has announced his intent to transition to the role of chairman of the board, and our ability to recruit a replacement president and chief executive officer may negatively impact our future success.

On October 31, 2007, Mr. Viegas recommended a leadership transition plan whereby we will hire a new chief executive officer and Mr. Viegas will serve as the chairman of our board of directors. Mr. Viegas will continue to serve in his present capacities during the candidate search and transition period. We have retained the services of an executive search firm and a search for his replacement is currently underway. We may encounter difficulties recruiting a suitable replacement for Mr. Viegas. We are conducting an extensive national search to select a qualified candidate, and may incur significant costs in locating and attracting a suitable replacement. If we are unable to recruit a suitable replacement president and chief executive officer, or if the process takes longer than expected, our future success may be negatively impacted.

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

As part of our business strategy, we have in the past and may in the future, acquire businesses or intellectual property that we feel could complement our business, enhance our technical capabilities, or increase our intellectual property portfolio. If we consummate acquisitions through cash and/or an exchange of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired intellectual property or other assets;

•	charges for write-down of assets associated with unsuccessful acquisitions; and

•	potential intellectual property infringement claims related to newly acquired product lines.

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

We have determined that our internal controls relating to income taxes are currently ineffective.

As discussed in Item 9A, Controls and Procedures, our management team, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. They concluded that our internal controls over financial reporting as they relate to income taxes were ineffective as of December 31, 2007. We have subsequently initiated actions that are intended to improve our accounting for income taxes and the related internal controls. Any material weakness in our internal controls over the accounting for income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.

We have identified a material weakness in our internal controls related to the accounting for income taxes as of December 31, 2007 that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

Based on an evaluation of our disclosure controls and procedures as of December 31, 2007, due to the existence of a deficiency in the operation of our internal controls related to the accounting for income taxes, which constituted a material weakness in our internal control over financial reporting, our management has concluded that such disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified deficiency pertained to controls which were not adequately designed to ensure proper accounting and disclosure of income taxes. These inadequate controls resulted in adjustments to our previously reported quarterly unaudited financial results as of March 31, 2007 and the cumulative loss amounts for quarterly unaudited financial results as of June 30, 2007 and September 30, 2007.

Because of this material weakness, there is risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We are currently in the process of designing and implementing control procedures to remediate the material weakness. We cannot guarantee, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.

Legislative actions, higher insurance cost, and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes and new accounting pronouncements including the Sarbanes-Oxley Act of 2002, and Statement of Financial Accounting Standard “SFAS” No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) which have had an effect on our financial position and results of operations. Under SFAS No. 123R, we have been required since January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R has had a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.

There may potentially be new accounting pronouncements or additional regulatory rulings that also have an impact on our future financial position and results of operations. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles in the United States of America (“GAAP”), and adversely affect our operating results.

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

We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing, and distribution functions for the Immersion Computing, Entertainment, and Industrial operating segment. Products produced in San Jose include our MicroScribe G2 and MX digitizers, our CyberGlove line of whole-hand sensing gloves and three-dimensional software products, the SoftMouse, and several of our touch interface products, including rotary encoders, components to enable tactile feedback in touchscreens, and various arcade gaming products. The lease for this property expires in June 2010.

We lease a facility in Montreal, Quebec, Canada of approximately 6,400 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for administration and research and development functions. The lease for this property expires in October 2010.

We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, for the Immersion Medical operating segment. The facility is used for sales, marketing, administration, research and development, manufacturing, and distribution functions for the Endoscopy AccuTouch System, the CathLab VR System, Virtual IV System, and the Lap VR System. The lease for this property expires in May 2009. We also lease storage space in Gaithersburg, Maryland of approximately 1,460 square feet, and this lease expires in October 2010.

We lease office space in Seocho-gu, Seoul, Korea. The facility is used for sales and marketing support and research and development functions. This lease expires in November 2009.

We lease office space in Red Bank, New Jersey to be used by our sales function. The service agreement expires in June 2008.

We lease office space in Espoo, Finland for use by our sales and technical support function. The service agreement expires in October 2008.

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

We and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance that we believed was remote. In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006 and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached, approved.

Internet Services LLC Litigation

On October 20, 2004, ISLLC filed claims against us in its lawsuit against Sony Computer Entertainment, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and us of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

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

On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for breach of contract by ISLLC and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the

Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007, and entered a judgment affirming the District Court’s previous orders.

On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court, or in the alternative, for leave to file an amended complaint to remove the declaratory relief claim. We opposed ISLLC’s motion, and cross-moved for judgment on the pleadings, on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand, or for leave to file an amended complaint, and granting, in part, our motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain. The parties are currently in the process of conducting discovery.

We intend to defend ourselves vigorously against ISLLC’s allegations.

Microsoft Corporation v. Immersion Corporation

On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that we breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of our claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc., United States District Court for the Northern District of California, Case No. 02-0710-CW (see discussion above). The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment. In a letter sent to us dated May 1, 2007, Microsoft stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. We were served with the complaint on July 6, 2007. On September 4, 2007, we filed our Answer, Affirmative Defenses and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential the terms of our business agreement with Sony. Discovery is proceeding. The parties participated in a court ordered mediation on December 11, 2007, but were unsuccessful in resolving the matter. We dispute Microsoft’s allegations and intend to vigorously defend ourselves.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2007
Fourth Quarter	$18.60	$12.01
Third Quarter	$20.68	$12.00
Second Quarter	$15.28	$8.80
First Quarter	$9.90	$6.71
Fiscal year ended December 31, 2006
Fourth Quarter	$7.39	$6.49
Third Quarter	$7.16	$5.03
Second Quarter	$9.11	$5.49
First Quarter	$8.68	$6.21

On February 22, 2008, the closing price was $8.67 and there were 151 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2007.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues	$34,702	$27,853	$24,277	$23,763	$20,223
Cost and expenses	(90,974)	36,806	36,177	44,155	35,073
Operating income (loss)	125,676	(8,953)	(11,900)	(20,392)	(14,850)
Net income (loss)	117,018	(10,424)	(13,085)	(20,738)	(16,974)
Net income (loss) per share
Basic	$4.23	$(0.42)	$(0.54)	$(0.91)	$(0.83)
Diluted	$3.71	$(0.42)	$(0.54)	$(0.91)	$(0.83)
Shares used in calculating net loss per share
Basic	27,662	24,556	24,027	22,698	20,334
Diluted	31,667	24,556	24,027	22,698	20,334

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$138,112	$32,012	$28,171	$25,538	$21,738
Working capital	143,075	33,657	28,885	23,088	22,032
Total assets	168,368	50,015	44,760	42,250	37,913
Long-term debt, less current portion	—	18,122	17,490	16,917	16
Long-term customer advance from Microsoft.	—	15,000	15,000	15,000	27,050
Total stockholders’ equity (deficit)	141,787	(22,992)	(16,795)	(5,967)	(1,219)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory reserves, short-term investments, warranty obligations, patents and intangible assets, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), Emerging Issues Task Force (“EITF”) No. 00-21 (“EITF No. 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts” (“SOP 81-1”), and AICPA SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.

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

Product sales — We recognize revenues from product sales when the product is shipped, provided the other revenue recognition criteria is met, including that collection is determined to be probable and no significant obligation remains. We sell our products with warranties ranging from three to sixty months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe digitizer and provide an accrual for potential returns based on historical experience. We offer no other general right of return on our products.

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

Multiple element arrangements — We enter into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. If vendor specific objective evidence does not exist, the revenue is generally recorded over the term of the contract.

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

Valuation and amortization method — We use the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

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

Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our judgments, assumptions, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Long-term Customer Advance from Microsoft and Litigation

In 2003, we executed a series of agreements with Microsoft, as described in Note 9 to the consolidated financial statements, that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. We accounted for the proceeds received under the agreements as a long-term customer advance based on certain provisions that would result in payment of funds to Microsoft. Upon Microsoft’s election in 2004 to convert its shares of our Series A Preferred Stock into common stock, we reduced the long-term customer advance from Microsoft to the minimum amount we would be obligated to pay Microsoft upon a settlement of the Sony Computer Entertainment Lawsuit as set forth in our agreements with Microsoft. The remainder of the consideration was transferred to common stock in 2004. Per the conditions as set forth in our agreements with Microsoft, in the event that we elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment on account of our granting certain rights, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million.

In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we entered into a new business agreement with Sony Computer Entertainment. We have determined that the conclusion of our litigation with Sony Computer Entertainment does not trigger any payment obligations under our Microsoft agreements. However, on June 18, 2007, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging breach of our “Sublicense Agreement” dated July 25, 2003 and seeks damages, specific performance, declaratory judgment, and attorneys’ fees and costs. At a court ordered mediation meeting on December 11, 2007, Microsoft indicated they believe the amount owed to be $35.6 million. We believe that we are not obligated under the “Sublicense Agreement” with Microsoft to make any payment to Microsoft relating to the conclusion of our litigation with Sony Computer Entertainment. We intend to defend this lawsuit vigorously. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.

Our judgments and assessments related to the accounting of these liabilities could differ from actual results.

Long-term Deferred Revenue

In addition to normal items of deferred revenue due after one year, on December 31, 2006 and before, we had included Sony Computer Entertainment compulsory license fees and interest earned thereon in long-term deferred revenue due to the contingent nature of the court-ordered payments (see Note 8 to the consolidated financial statements). Upon the conclusion of our patent litigation at the U.S. Court of Appeals for the Federal Circuit, the contingency on these funds lapsed.

Short-term Investments

Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital — Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold during our normal operating cycle. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity (deficit). We review all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

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

Intangible Assets

We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2007, we capitalized costs associated with patents and trademarks of $2.0 million. Our total amortization expense for the same period for all intangible assets was $1.0 million.

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

Results of Operations

Overview of 2007

During 2007, we achieved several milestones, including growth in revenues from all of our key market areas, and the conclusion of our litigation against Sony Computer Entertainment. We continued to invest in research, development, sales, and marketing across all our key business segments. Key achievements in the year were as follows:

•	Revenue growth of 25% in 2007 over 2006, and net income in each of the four quarters of 2007.

•	We signed Nokia as a mobile device licensee. LG Electronics shipped their first VibeTonz-enabled phones. Combined, Samsung and LG shipped over 15 new VibeTonz-enabled models and in excess of 5.5 million units during 2007.

•	Market acceptance of medical simulation increased, and our medical revenues grew 9% in 2007 over 2006. During the year, we upgraded our laparoscopic product and introduced several new modules for our products.

•	Revenue from our Touch Interface Product business grew 33% in 2007 over 2006. We expect that 3M Touch Systems will package our TouchSense system with its touchscreens and market and sell the resulting product to manufacturers of casino gaming and bar-top amusement equipment.

•	In March 2007, we announced the conclusion of our patent infringement litigation with Sony Computer Entertainment and received $129.7 million in past damages, compulsory license fees, pre judgment costs, and interest. In March 2007, we also entered into an agreement with Sony Computer Entertainment whereby we granted them and certain of their affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of their affiliates certain other licenses [relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products], an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009. We received the first four of these payments in 2007.

In 2008, we expect to continue to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development for longer-term growth areas. Our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our statement of operations data as a percentage of total revenues:

	Years Ended December 31,
	2007	2006	2005

Revenues:
Royalty and license	34.3%	26.2%	36.6%
Product sales	53.4	61.3	52.6
Development contracts and other	12.3	12.5	10.8

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	25.4	25.8	26.5
Sales and marketing	33.1	45.2	48.0
Research and development	29.0	27.3	24.7
General and administrative	36.2	36.2	43.8
Amortization of intangibles	2.9	3.5	5.2
Litigation conclusions and patent license	(388.8)	(5.9)	—
Restructuring costs	—	—	0.8

Total costs and expenses	(262.2)	132.1	149.0

Operating income (loss)	362.2	(32.1)	(49.0)
Interest and other income	16.9	1.0	2.0
Interest and other expense	(3.0)	(5.8)	(6.2)

Income (loss) before provision for income taxes	376.1	(36.9)	(53.2)
Provision for income taxes	(38.9)	(0.5)	(0.7)

Net income (loss)	337.2%	(37.4)%	(53.9)%

Comparison of Years Ended December 31, 2007, 2006, and 2005

Revenues

	2007	% Change	2006	% Change	2005
		($ In thousands)

Royalty and license	$11,881	63%	$7,304	(18)%	$8,888
Product sales	18,541	9%	17,083	34%	12,762
Development contracts and other	4,280	23%	3,466	32%	2,627

Total revenue	$34,702	25%	$27,853	15%	$24,277

Fiscal 2007 Compared to Fiscal 2006

Total Revenue — Our total revenue for the year ended December 31, 2007 increased by $6.8 million or 25% to $34.7 million, from $27.9 million in 2006.

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue increased by $4.6 million or 63% from 2006 to 2007. The increase in royalty and license revenue was primarily a result of an increase in gaming royalties of $2.4 million, an increase in mobile device license and royalty revenue of $1.3 million, and an increase in touch interface product royalties of $1.0 million, offset in part by a decrease in medical license fees of $147,000.

The increase in gaming royalties compared to 2006 was mainly due to new royalty and license revenue from first-party gaming licensee Sony Computer Entertainment. During 2007, we recognized $2.4 million of revenue from Sony Computer Entertainment. Sony Computer Entertainment became a licensee in March 2007, and accordingly there was no license revenue from Sony Computer Entertainment in the prior year comparative period. Revenues from our third-party peripheral licensees have generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers due to the launch of peripherals by next-generation console manufacturers.

The market share shift to first-party peripheral makers in combination with other actions by Microsoft, Sony, and Nintendo has caused our gaming revenue from existing third-party peripheral licensees to decline. Sony announced on May 8, 2006 that the vibration feature that is currently available on PlayStation (PS1) and PlayStation 2 (PS2) console systems would be removed from the new PlayStation 3 (PS3) console system. The PS3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current gaming royalty revenues from third-party peripheral licensees since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. In the first quarter of 2007, Sony released an update to the PS3 console system that offered limited vibration and force feedback support for some older PS1 and PS2 games and controllers. In September 2007, Sony announced that it will fully restore vibration feedback features for the PS3 console system. The new PS3 DualShock 3 controllers with vibration feedback were released in Japan in November 2007 as standalone products sold separately from the PS3 console system with special console/game/controller bundles due out in June 2008. Sony has announced a release date for the DualShock 3 controller of April 2008 in the U.S. and spring of 2008 in Europe. While a very limited number of third party PS3 vibration and force feedback products have been announced recently, we do not know to what extent Sony will foster the market for other third-party PS3 gaming peripherals with vibration feedback. To the extent Sony discourages or impedes third-party controller makers from making more PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited.

Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007 (see Note 12 to the consolidated financial statements for more discussion), we will recognize a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately

$750,000 per quarter. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft broadens its licenses to third-party controller makers, particularly with respect to wireless controllers, our gaming royalty revenue may continue to decline. Additionally, Microsoft is now making touch-enabled wheels covered by its royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current or future products for which we earn per unit royalties. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo broadens its licenses to third-party controller makers, our gaming royalty revenue may continue to decline.

Mobile device license and royalty revenue increased due to the shipment of more VibeTonz enabled phones by Samsung and LG Electronics, and the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. Touch interface product royalties increased due to increased licensee revenue from additional products licensed in the automotive market and the recognition of certain one-time royalty payments in the second quarter of 2007. The decrease in medical royalty and license revenue was primarily due to a decrease in license revenue from our license and development agreements with Medtronic.

Product sales — Product sales increased by $1.5 million or 9% from 2006 to 2007. The increase in product sales was primarily due to increased medical product sales of $1.1 million, mainly due to increased sales of our endoscopy and Virtual IV simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV platform and expanding international sales, resulting in additional increases in revenue from our endoscopy platform. Sales of our touch interface products increased by $390,000 including increased sales of touchscreen and touch panel components, force feedback electronics for arcade gaming, and rotary modules. The increase in touch interface products is attributable to the successful introduction of a customers’ product in which our arcade gaming boards are used as well as increased shipments of our rotary modules as a result of design wins.

Development contracts and other revenue — Development contracts and other revenue increased by $814,000 or 23% from 2006 to 2007. Development contracts and other revenue is comprised of revenue on commercial and government contracts. Commercial contract revenue increased by $1.8 million due to increased medical contract revenue primarily from Medtronic for four new development contracts completed in 2007, increased contract revenue from the completion of one mobile device development contract, and increased revenue from new and continuing mobile device development contracts, partially offset by a decrease in touch interface product contract revenue. Partially offsetting the increase in commercial contract revenue was a decrease in government contract work of $1.1 million primarily due to the completion of work performed under a medical government contract in 2006. We do not currently have any government projects in development.

Fiscal 2006 Compared to Fiscal 2005

Total Revenue — Our total revenue for 2006 increased by $3.6 million or 15% to $27.9 million from $24.3 million in 2005.

Royalty and license revenue — Royalty and license revenue decreased by $1.6 million or 18% from 2005 to 2006. The decrease in royalty and license revenue was primarily a result of a decrease in gaming royalties of $1.6 million, a decrease in medical royalties and licensee revenue of $535,000, offset in part by an increase in touch interface product royalties of $447,000, and an increase in mobile device royalties and license revenue of $114,000.

The decrease in gaming royalties was mainly due to decreased sales by our licensees of royalty bearing gaming peripherals. This decrease in sales was primarily due to i) the continued decline in sales of past generation video console systems with the launches of the next-generation console models from Sony (PlayStation 3) and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers as market share shifted to first-party peripheral makers due to the launch of the next-generation console models.

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

Product sales — Product sales increased by $4.3 million or 34% from 2005 to 2006. The increase in product sales was primarily due to increased medical product sales of $3.8 million, mainly due to increased sales of our endovascular, vascular access, and endoscopy simulators. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes developing new products, leveraging our industry alliances, and expanding international sales. Additionally, during the fourth quarter of 2006, we completed and shipped a new endovascular simulator product and fulfilled a large order with Medtronic. Our 3D product sales increased by $747,000, primarily due to increased sales of our MicroScribe and CyberForce products. Partially offsetting this increase was a decrease in product sales from touch interface products of $186,000 including decreased sales of force feedback electronics for arcade gaming due to a continued reduction in sales of our customers’ product which incorporated this solution as a result of their product’s lifecycle.

Development contracts and other revenue — Development contracts and other revenue increased by $839,000 or 32% from 2005 to 2006. Government contract revenue increased by $476,000 primarily due to increased work performed under medical government contracts that were completed during the third quarter of 2006. Commercial contract revenue increased by $314,000 mainly due to an increase in development contract revenue recognized from increased work on development contracts with Medtronic.

Cost of Product Sales

	2007	% Change	2006	% Change	2005
	($ In thousands)

Cost of product sales	$8,808	22%	$7,193	12%	$6,446
% of product sales	48%		42%		51%

Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales increased by $1.6 million or 22% from 2006 to 2007. The increase in cost of product sales was primarily due to an increase of overhead costs of $925,000, increased direct material costs of $594,000, and increased freight of $163,000, partially offset by decreased variances of $93,000. The increase in direct material costs was primarily a result of increased product sales. Overhead costs increased, in part, as a result of increased salary expense primarily due to increased headcount to support programs to improve quality processes as well as other improvements within our manufacturing operations that we anticipate will continue in 2008. Cost of product sales increased as a percentage of product revenue to 48% in 2007 from 42% in 2006. This increase is mainly due the increased overhead costs mentioned above as well as increased sales of our lower margin Virtual IV medical simulator changing the sales mix.

The cost of product sales increased by $747,000 or 12% from 2005 to 2006. This increase was mainly due to increased product sales of 34% and the corresponding increase in direct material costs as well as increased overhead costs and variances. Direct material costs increased by $496,000 or 10% due to increased volume. Overhead costs increased by $209,000 mainly due to costs of programs to improve quality processes within our manufacturing operations and stock-based compensation charges due to the adoption of SFAS No. 123R in the first quarter of 2006. Price and cost variances increased by $125,000 mainly due to the introduction of a new endovascular simulator product. These increases were offset, in part by a decrease in write offs for physical inventory adjustments of $80,000. Cost of product sales decreased as a percentage of product revenue to 42% in 2006 from 51% in 2005. This decrease is mainly due to a favorable shift in the mix of products sold during the year and improved margins on our endoscopy and endovascular simulator products. Our higher margin medical products were a more significant portion of the overall product revenue mix during 2006. In addition, product margins on our medical products improved due in part to price increases and cost reductions due to product modifications.

Expenses

	2007	% Change	2006	% Change	2005
	($ In thousands)

Sales and marketing	$11,493	(9)%	$12,609	8%	$11,649
Research and development	10,056	32%	7,609	27%	6,003
General and administrative	12,567	25%	10,076	(5)%	10,638
Amortization of intangibles	1,002	3%	969	(23)%	1,256
Litigation conclusions and patent license	(134,900)	8076%	(1,650)	* %	—
Restructuring costs	—	* %	—	* %	185

*	Percentage not meaningful

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses decreased by $1.1 million or 9% in 2007 compared to 2006. The decrease was mainly the result of reduced compensation, benefits, and overhead expense of $837,000; decreased advertising and marketing expenses including, collateral, product marketing, and public relations costs of $275,000; and decreased sales and marketing travel expense of $237,000, offset in part by a change in bad debt expense of $154,000 and an increase in professional and consulting expenses of $126,000 primarily due to increased employee recruitment fees. The decreased compensation, benefits, and overhead expense was primarily due to a reduction in headcount and decreased stock-based compensation expense offset in part by an increase in variable compensation earned on increased sales and contracts signed during the period. We expect to continue to focus our sales and marketing efforts on medical, mobile communication, and touchscreen market opportunities to build greater market acceptance for our touch technologies as well as expand our sales and marketing presence internationally. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.

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

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $2.4 million or 32% in 2007 compared to 2006. The increase was primarily due to increased compensation, benefits, and overhead expense of $2.1 million, increased professional and consulting expense of $214,000 to supplement our engineering staff, and an increase in travel of $143,000 in support of sales efforts, offset in part by a decrease in prototyping expenses of $114,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. Additionally, environmental regulation compliance has caused overall research and development expenses to increase for the period, and we anticipate we will need to expend further costs and resources to meet new compliance regulations in the future.

Research and development expenses increased by $1.6 million or 27% in 2006 compared to 2005. The increase was primarily due to increased compensation, benefits, and overhead expense of $1.0 million, increased professional and consulting expense of $337,000 to supplement our engineering staff, an increase in prototyping expenses of $163,000, and an increase in materials needed for technical support of $51,000. The increased compensation, benefits, and overhead expense was primarily due to increased stock-based compensation expense of $492,000 due to the adoption of SFAS No. 123R in the first quarter of 2006 and increased salary expense of $382,000 due to increased engineering headcount.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $2.5 million or 25% in 2007 compared to 2006. The increase was mainly due to increased legal and professional fee expenses of $2.0 million, increased compensation, benefits, and overhead expense of $263,000, increased public company expense of $70,000, and increased bank and investment fees of $56,000. The increased legal and professional fee expenses were primarily due to increased audit, tax, and accounting fees due to the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license, resolution of a routine SEC review of our prior periodic filings, and income tax related issues; increased general legal and patent costs; and increased consulting costs related to long term strategic planning. The increased compensation, benefits, and overhead expense was primarily due to increased headcount and increased bonus and incentive compensation. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to defend our intellectual property and defend lawsuits brought against us.

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

Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles increased by $33,000 or 3% from 2006 to 2007. The increase was primarily attributable to the increased cost and number of patents being amortized offset in part by some intangible assets reaching full amortization. Amortization of intangibles decreased by $287,000 or 23% from 2005 to 2006. The decrease was primarily attributable to some intangible assets reaching full amortization.

Litigation Conclusions and Patent License — For fiscal 2007, the $134.9 million is comprised of $119.9 million related to Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance. The $1.7 million in fiscal 2006 related to a patent infringement case against PDP.

In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. As of March 19, 2007, both parties entered into an agreement whereby we granted them and certain of their affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of their affiliates certain other licenses [relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products], an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. We recorded $2.4 million as revenue for 2007. We will record the remaining $27.6 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21. Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We account for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.

Under the terms of a series of agreements that we entered into with Microsoft in 2003, in the event we had elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The patent infringement litigation with Sony Computer Entertainment was concluded in March 2007 at the U.S. Court of Appeals for the Federal Circuit without settlement. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we have accounted for this sum during 2007 as litigation conclusions and patent license income. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. We dispute Microsoft’s allegations and intend to vigorously defend ourselves. See Contingencies Note 18 to the consolidated financial statements. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.

In February 2006, we announced that we had settled our legal differences in our complaint for patent infringement against PDP and that both parties had agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, PDP entered into a worldwide license to our patents for vibro-tactile devices in the consumer gaming peripheral field of use. According to the terms of the agreement, PDP will make royalty payments to us based on sales by PDP of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles, such as the Sony PS1 and PS2, the Nintendo GameCube, and the Microsoft Xbox and Xbox 360. For the year ended December 31, 2006 PDP paid us $1.7 million, and we recorded that amount as litigation conclusions and patent license income.

Restructuring Costs — We did not incur any restructuring costs in 2006 or 2007. Restructuring costs were $185,000 for 2005. The costs consisted of severance benefits paid as a result of our reduction in force in the first quarter of 2005. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the reduction in force. We did not incur any additional charges related to this reduction in force and do not anticipate any further costs in future periods related to this reduction in force.

Interest and Other

	2007	% Change		2006	% Change	2005
	($ In thousands)

Interest and other income	$5,854	2029	%	$275	(44)%	$490
Interest and other expense	(1,024)	(36)%		(1,602)	6%	(1,517)

Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash, cash equivalents, and short-term investments. Interest and other income increased by $5.6 million from 2006 to 2007 as a result of increased interest income earned on increased cash, cash equivalents, and short-term investments invested after the receipt of the judgment from Sony Computer Entertainment in March 2007. Interest income earned on the payments from Sony Computer Entertainment up until the judgment became final had been included in deferred revenue.

Interest and other income decreased by $215,000 from 2005 to 2006 as a result of decreased cash and cash equivalents invested, exclusive of monies received from Sony Computer Entertainment. Interest income earned on the payments from Sony Computer Entertainment were included in long-term deferred revenue as of December 31, 2006.

Interest and Other Expense — Interest and other expense consists primarily of interest and accretion expense on our 5% Senior Subordinated Convertible Debentures (“5% Convertible Debenture”) and accretion and dividend expense on our long-term customer advance from Microsoft. Interest and other expense decreased by $578,000 from 2006 to 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007. See Note 7 to the consolidated financial statements. The increase in interest and other expense of $85,000 from 2005 to 2006 was primarily due to increased accretion expense on our 5% Convertible Debentures.

Provision for Taxes

	2007	% Change	2006	% Change	2005
	($ In thousands)

Provision for income taxes	$13,488	9267%	$144	(9)%	$158

Provision for Income Taxes — For the year ended 2007, we recorded a provision for income taxes of $13.5 million yielding an effective tax rate of 10.3%. The current year tax provision is primarily reflective of federal and state tax expense as a result of our pre-tax income of $130.5 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 12 to the consolidated financial statements. The effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets as we used the majority of our net operating loss carryforwards against current year taxable income. For the year ended 2006, we recorded a provision for income taxes of $144,000, yielding an effective tax rate of (1.4%). The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $10.3 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $11.1 million in 2006, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $47.9 million against deferred tax assets. For the year ended 2005, we recorded a provision for income taxes of $158,000, yielding an effective tax rate of (1.2%). Although we incurred a pre-tax loss of $12.9 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $16.8 million in 2005, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance of $44.7 million against deferred tax assets.

Segment Results for the Years Ended December 31, 2007, 2006, and 2005 are as follows:

We have two operating and reportable segments. One segment, Immersion Computing, Entertainment, and Industrial, develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their computing, entertainment, and industrial applications. The second segment, Immersion Medical, develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

	2007	% Change	2006	% Change	2005
	($ In thousands)

Revenues:
Immersion Computing, Entertainment, and Industrial	$19,363	40%	$13,810	(7)%	$14,840
Immersion Medical	15,428	9%	14,133	45%	9,760
Intersegment eliminations	(89)		(90)		(323)

Total	$34,702	25%	$27,853	15%	$24,277

Net Income (Loss)*:
Immersion Computing, Entertainment, and Industrial	$116,405	1132%	$(11,278)	(9)%	$(10,306)
Immersion Medical	635	(25)%	845	130%	(2,842)
Intersegment eliminations	(22)		9		63

Total	$117,018	1223%	$(10,424)	20%	$(13,085)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.

Fiscal 2007 Compared to Fiscal 2006

Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment increased by $5.6 million, or 40% in 2007 compared to 2006. Royalty and license revenue increased by $4.7 million, mainly due to increased gaming royalties primarily from Sony Computer Entertainment, increased mobile device license and royalty revenue, and increased royalties and license fees from our touch interface product licensees. Product sales increased by $368,000, mainly due to increased sales of our touch interface products including touchscreen and touch panel components, force feedback electronics for arcade gaming, and rotary modules. Development contract revenue increased by $460,000, primarily due to continued revenue from mobile device development contracts, partially offset by a decrease in touch interface product contract revenue. The segment’s net income for 2007 increased by $127.7 million as compared to 2006. The increase was primarily due to the litigation conclusions and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million from Microsoft); increased interest and other income of $5.6 million due to increased cash, cash equivalents, and short-term investments; increased gross margin of $4.3 million primarily due to increased sales; a decrease in sales and marketing expenses of $796,000; and a decrease in interest expense of $573,000 due to the conversion and redemption of our 5% Convertible Debentures. The increases were partially offset by increased provision for income taxes of $13.3 million; an increase in general and administrative expenses of $3.0 million primarily due to increased legal and professional fees; the reduction of litigation settlements of $1.7 million from PDP in 2006; and an increase of research and development expenses of $471,000. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to defend our intellectual property and defend lawsuits brought against us. Also, we anticipate sales and marketing costs in this segment will continue to be significant in future periods as we continue to invest in the mobile communications, touchscreen, and other markets to exploit opportunities for our technologies.

Immersion Medical segment — Revenues from Immersion Medical increased by $1.3 million, or 9% from 2006 to 2007. The increase was primarily due to an increase of $1.1 million in product sales and an increase of $370,000 in development contract revenue, partially offset by a decrease of $147,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endoscopy and our Virtual IV simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV platform; and expanding international sales, resulting in additional increases in the sales of our endoscopy platform. Increased contract revenue recognized from our contracts with Medtronic contributed to the increase in development contract revenue. Segment net income for 2007 was $635,000, a decrease of $210,000 from the net income of $845,000 for 2006. The reduction in net income was mainly due to increased operating expenses of $1.2 million offset by increased gross margin of $986,000. The increased operating expenses included increased research and development expenses of $2.0 million primarily due to increased headcount, offset in part by decreased general and administrative expenses of $463,000 and reduced sales and marketing expenses of $320,000. The increased gross margin was primarily due to increased product sales and increased development contracts primarily from Medtronic.

Fiscal 2006 Compared to Fiscal 2005

Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment decreased by $1.0 million, or 7% in 2006 compared to 2005. Royalty and license revenue decreased by $1.0 million, mainly due to decreased royalties from our licensees that sell console and PC gaming peripheral products, partially offset by increased royalties and license fees from our touch interface product licensees; development contract revenue decreased by $435,000, primarily due to reduced government contracts; and product sales increased by $453,000, mainly due to increased sales of our 3D products partially offset by a decrease in touch interface product sales. The segment’s net loss for 2006 increased by $1.0 million or 9% as compared to 2005. The increase was primarily due to a reduction in gross margin of $1.5 million mainly due to reduced royalty and development contract revenue, and decreased interest and other income of $215,000, due to decreased cash invested. This increase was partially offset by decreased operating expenses of $806,000. The reduced operating expenses are comprised of the litigation settlement received from PDP; decreased general and administrative expenses, mainly reduced litigation expenses; and reduced amortization of intangibles; offset in part by increased sales and marketing expenses and increased research and development expenses.

Immersion Medical segment — Revenues from Immersion Medical increased by $4.4 million, or 45% from 2005 to 2006. The increase was primarily due to an increase of $3.8 million in product sales and an increase of $1.1 million in development contract revenue, partially offset by a decrease of $535,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endovascular, vascular access, and endoscopy simulator platforms. This increase in product sales was a result of pursuing a product growth strategy which includes developing new products, leveraging our industry alliances, and expanding international sales. Increased work performed under government contracts which were completed during the third quarter of 2006 and contract revenue recognized from our contracts with Medtronic contributed to the increase in development contract revenue. Segment net income for 2006 was $845,000, an increase of $3.7 million from the net loss of $2.8 million for 2005. The improvement was mainly due to increased gross margin of $4.3 million primarily due to increased product sales and increased government contract revenue offset by increased operating expenses of $563,000, primarily the result of increased research and development and general and administrative expenses, offset in part by reduced sales and marketing expenses.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and government agency securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity (deficit).

On December 31, 2007, our cash, cash equivalents, and short-term investments totaled $138.1 million, an increase of $106.1 million from $32.0 million on December 31, 2006.

In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. Furthermore, we entered into a new business agreement. Under the new business agreement we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of December 31, 2007, we have received four of these installments.

We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements as noted in Note 9 to the consolidated financial statements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 had been extinguished, and we have accounted for this sum during 2007 as litigation conclusions and patent license income. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. We dispute Microsoft’s allegations and intend to vigorously defend ourselves. See Contingencies Note 18 to the consolidated financial statements. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.

Net cash provided by operating activities during 2007 was $84.5 million, a change of $79.2 million from the $5.3 million provided by operating activities during 2006. Cash provided by operations during 2007 was primarily the result of our net income of $117.0 million, an increase of $15.8 million due to a change in accrued compensation and other current liabilities primarily due to a change in income taxes payable, and an increase of $960,000 due to a change in other long-term liabilities. These increases were offset by a $29.8 million decrease due to a change in deferred revenue and customer advances mainly related to the conclusion of our patent litigation with Sony Computer Entertainment and the extinguishment of the customer advance from Microsoft, a decrease of $7.4 million due to a change in deferred income taxes, a decrease of $1.8 million due to a change in prepaid expenses and other current assets, a decrease of $965,000 due to a change in inventories, a decrease of $618,000 due to a change in accounts payable due to the timing of payments to vendors, and a decrease of $317,000 due to a change in accounts receivable. Cash provided by operations during 2007 was also impacted by noncash charges and credits resulting in a net credit of $8.3 million including a credit of $13.5 million from excess tax benefits from stock-based compensation, partially offset by $2.7 million of noncash stock-based compensation, $1.0 million in amortization of intangibles, $911,000 in depreciation and amortization, and $535,000 in accretion expenses on our 5% Convertible Debentures. Net cash provided by operating activities during 2006 was $5.3 million, a change of $3.1 million from the $2.2 million provided by operating activities during 2005. Cash provided by operations during 2006 was primarily the result of a $9.5 million increase due to a change in deferred revenue and customer advances mainly related to compulsory license fee payments received and interest thereon from Sony Computer Entertainment of $11.1 million. Cash provided by operations was also impacted by noncash charges and credits of $5.3 million, including $2.9 million of stock-based compensation, $1.0 million in amortization of intangibles, $772,000 in depreciation and amortization, and $632,000 in accretion expenses on our 5% Convertible Debentures, as well as an increase of $760,000 due to a change in other long-term liabilities, an increase of $516,000 due to a change in accrued compensation and other current liabilities, an increase of $191,000 due to a change in accounts payable due to the timing of payments to vendors, and an increase of $79,000 due to a change in inventories. These increases were offset by our $10.4 million net loss, a decrease of $503,000 due to a change in accounts receivable, and a decrease of $71,000 due to a change in prepaid expenses and other current assets.

Net cash used in investing activities during 2007 was $55.2 million, compared to the $2.7 million used in investing activities during 2006, an increase of $52.5 million. Net cash used in investing activities during 2007 consisted of an increase in purchases of short-term investments of $96.7 million, a $2.1 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs, and $1.4 million used to purchase property and equipment, offset in part by $45.1 million of maturities or sales of short-term investments. Net cash used in investing activities during 2006 was $2.7 million, compared to the $2.0 million used in investing activities during 2005, a change of $757,000. Net cash used in investing activities during 2006 consisted of a $1.6 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs and $1.1 million used to purchase property and equipment.

Net cash provided by financing activities during 2007 was $25.2 million compared to $1.3 million provided during 2006, or a $23.9 million increase from the prior year. Net cash provided by financing activities during 2007 consisted primarily of an increase of $13.5 million from excess tax benefits from tax deductible stock-based compensation, and issuances of common stock and exercises of stock options and warrants in the amount of $13.1 million, offset in part by the partial redemption of our 5% Convertible Debenture of $1.4 million with the remainder converted to common stock. Net cash provided by financing activities during 2006 was $1.3 million compared to $2.2 million provided during 2005, or a $902,000 change from the prior year. Net cash provided by financing activities during 2006 consisted primarily of issuances of common stock and exercises of stock options in the amount of $1.3 million.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2008 will total approximately $2.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. On November 1, 2007, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders.

Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007:

			2009 and	2011 and
Contractual Obligations	Total	2008	2010	2012
	(In thousands)

Operating leases	$2,300	$1,100	$1,191	$9

As discussed in Note 14 to the consolidated financial statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). At December 31, 2007, we had a liability for unrecognized tax benefits totaling $628,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Fixed Income Investments — We have an investment portfolio of fixed income securities, including those classified as cash equivalents and short-term investments of $135.6 million as of December 31, 2007. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $250,000 decrease in the fair value of our fixed income available-for-sale securities as of December 31, 2007.

We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our fixed income portfolios. The primary objective of our policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our investment policy limits the maximum weighted average duration of all invested funds to 12 months. Our policy’s guidelines also limit exposure to loss by limiting the sums we can invest in any individual security and restricting investment to securities that meet certain defined credit ratings. We do not use derivative financial instruments in our investment portfolio to mange interest rate risk.

Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international and export sales that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country.

Item 8.	Financial Statements and Supplementary Data

IMMERSION CORPORATION

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$86,493	$32,012
Short-term investments	51,619	—
Accounts receivable (net of allowances for doubtful accounts of:
2007 — $85; 2006 — $139)	5,494	5,153
Inventories, net	3,674	2,639
Deferred income taxes	3,351	—
Prepaid expenses and other current assets	3,036	1,179

Total current assets	153,667	40,983
Property and equipment, net	2,112	1,647
Deferred income tax assets, net	4,031	—
Intangibles and other assets, net	8,558	7,385

Total assets	$168,368	$50,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,657	$2,334
Accrued compensation	1,828	1,526
Other current liabilities	2,629	1,750
Deferred revenue, current and customer advances	4,478	1,716

Total current liabilities	10,592	7,326
Long-term debt	—	18,122
Long-term deferred revenue, less current portion	14,269	31,784
Long-term customer advance from Microsoft	—	15,000
Other long-term liabilities	1,720	775

Total liabilities	26,581	73,007

Commitments and contingencies (Notes 10 and 18)
Stockholders’ equity (deficit):
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: 2007 — 30,389,850; 2006 — 24,797,572	160,147	110,501
Warrants	1,731	3,686
Accumulated other comprehensive income	137	67
Accumulated deficit	(20,228)	(137,246)

Total stockholders’ equity (deficit)	141,787	(22,992)

Total liabilities and stockholders’ equity (deficit)	$168,368	$50,015

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Royalty and license	$11,881	$7,304	$8,888
Product sales	18,541	17,083	12,762
Development contracts and other	4,280	3,466	2,627

Total revenues	34,702	27,853	24,277
Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	8,808	7,193	6,446
Sales and marketing	11,493	12,609	11,649
Research and development	10,056	7,609	6,003
General and administrative	12,567	10,076	10,638
Amortization of intangibles	1,002	969	1,256
Litigation conclusions and patent license (Note 12)	(134,900)	(1,650)	—
Restructuring costs	—	—	185

Total costs and expenses	(90,974)	36,806	36,177

Operating income (loss)	125,676	(8,953)	(11,900)
Interest and other income	5,854	275	490
Interest and other expense	(1,024)	(1,602)	(1,517)

Income (loss) before provision for income taxes	130,506	(10,280)	(12,927)
Provision for income taxes	(13,488)	(144)	(158)

Net income (loss)	$117,018	$(10,424)	$(13,085)

Basic net income (loss) per share	$4.23	$(0.42)	$(0.54)

Shares used in calculating basic net income (loss) per share	27,662	24,556	24,027

Diluted net income (loss) per share	$3.71	$(0.42)	$(0.54)

Shares used in calculating diluted net income (loss) per share	31,667	24,556	24,027

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated		Total
	Common Stock and			Deferred	Other		Stockholders’	Total
	Additional Paid-In Capital			Stock	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Warrants	Compensation	Income	Deficit	(Deficit)	Income (Loss)
	(In thousands, except share amounts)

Balances at January 1, 2005	23,526,067	$104,027	$3,686	$(2)	$59	$(113,737)	$(5,967)
Net loss						(13,085)	(13,085)	$(13,085)
Foreign currency translation adjustment					5		5	5

Comprehensive loss								$(13,080)

Issuance of stock for ESPP purchase	55,967	233					233
Exercise of stock options	778,393	2,017					2,017
Amortization of deferred stock compensation				2			2

Balances at December 31, 2005	24,360,427	$106,277	$3,686	$—	$64	$(126,822)	$(16,795)
Net loss						(10,424)	(10,424)	$(10,424)
Foreign currency translation adjustment					3		3	3

Comprehensive loss								$(10,421)

Issuance of stock for ESPP purchase	47,335	242					242
Exercise of stock options	389,810	1,009					1,009
Stock based compensation		2,937					2,937
Tax benefits from stock-based compensation		36					36

Balances at December 31, 2006	24,797,572	$110,501	$3,686	$—	$67	$(137,246)	$(22,992)
Net income						117,018	117,018	$117,018
Foreign currency translation adjustment					88		88	88
Unrealized gain (loss) on available-for-sale securities, net of taxes					(18)		(18)	(18)

Comprehensive income								$117,088

Conversion of long-term debt to common stock	2,656,677	17,257					17,257
Issuance of stock for ESPP purchase	56,516	317					317
Exercise of stock options	2,609,573	12,707					12,707
Exercise of warrants	269,512	832	(801)				31
Expiration of warrants		1,154	(1,154)				—
Stock based compensation		2,729					2,729
Tax benefits from stock-based compensation		14,650					14,650

Balances at December 31, 2007	30,389,850	$160,147	$1,731	$—	$137	$(20,228)	$141,787

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$117,018	$(10,424)	$(13,085)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	911	772	730
Amortization of intangibles	1,002	969	1,256
Stock-based compensation	2,729	2,937	2
Excess tax benefits from stock-based compensation	(13,505)	(36)	—
Interest expense — accretion on 5% Convertible Debenture	535	632	634
Fair value adjustment of Put Option and Registration Rights	(15)	(34)	(128)
Loss on disposal of equipment	15	15	10
Write off of intangibles	—	69	—
Changes in operating assets and liabilities:
Accounts receivable	(317)	(503)	791
Inventories	(965)	79	(814)
Deferred income taxes	(7,382)	—	—
Prepaid expenses and other current assets	(1,842)	(71)	149
Other assets	(62)	—	—
Accounts payable	(618)	191	(2,087)
Accrued compensation and other current liabilities	15,804	516	(709)
Deferred revenue and customer advances and long-term customer advance from Microsoft	(29,753)	9,465	15,461
Other long-term liabilities	960	760	—

Net cash provided by operating activities	84,515	5,337	2,210

Cash flows used in investing activities:
Purchases of short-term investments	(96,719)	—	—
Maturities or sales of short-term investments	45,110	—	—
Intangibles and other assets	(2,113)	(1,614)	(1,025)
Purchases of property and equipment	(1,438)	(1,130)	(967)
Proceeds from the sale of property and equipment	—	—	5

Net cash used in investing activities	(55,160)	(2,744)	(1,987)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	317	242	233
Exercise of stock options and warrants	12,738	1,009	2,017
Excess tax benefits from stock-based compensation	13,505	36	—
Payment on long-term debt and capital leases	(1,400)	(5)	(11)
Increase in issuance cost of 5% Convertible Debenture	—	—	(55)

Net cash provided by financing activities	25,160	1,282	2,184

Effect of exchange rates on cash and cash equivalents	(34)	(34)	226

Net increase in cash and cash equivalents	54,481	3,841	2,633
Cash and cash equivalents:
Beginning of year	32,012	28,171	25,538

End of year	$86,493	$32,012	$28,171

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,882	$28	$55

Cash paid for interest	$572	$1,004	$1,026

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the conversion of the 5% Convertible Debentures	$17,257	$—	$—

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006, and 2005

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Immersion Corporation and its majority-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications

Certain reclassifications have been made to the 2005 and 2006 presentation to conform to the 2007 presentation.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Short-term Investments

The Company’s short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies all debt securities with readily determinable market values as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS” No. 115”). Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital — Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity (deficit). The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through loss on investments on the consolidated statement of operations. Gains and losses on investments are calculated on the basis of specific identification.

Allowance for Doubtful Accounts

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

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

Intangible Assets

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized but rather will be tested at least annually for impairment.

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

Long-lived Assets

The Company evaluates its long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. As of December 31, 2007, management believes that no impairment losses are required.

Product Warranty

The Company sells its products with warranties ranging from three to sixty months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs have not been significant.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SAB No. 104”), Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), Statement of Position (“SOP”) 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts” (“SOP 81-1”), and SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.

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

Product sales — The Company recognizes revenues from product sales when the product is shipped, provided the other revenue recognition criteria is met, including that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to sixty months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. The Company offers no other general right of return on its products.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $102,000, $279,000, and $179,000 in 2007, 2006, and 2005, respectively.

Research and Development

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

Income Taxes

The Company provides for income taxes using the asset and liability approach defined by SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the expected tax consequences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaced SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), and supersedes APB No. 25. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

With respect to its adoption of SFAS No. 123R, the Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows for the year ended December 31, 2006 and 2007. See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures as if the Company had recorded stock-based compensation expense for prior periods.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other items of comprehensive income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit).

Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include short-term investments, income taxes including uncertain tax provisions, revenue recognition, stock-based compensation, contingent liabilities from litigation, and accruals for other liabilities. Actual results could differ from those estimates.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. The Company invests primarily in money market accounts and highly liquid instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company sells products primarily to companies in North America, Europe, and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Significant Risks and Uncertainties

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

Supplier Concentrations

The Company depends on a number of single source suppliers to produce some of its medical simulators and certain other products and components. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with these suppliers to guard against interruptions or cessation of supply, any disruption in the manufacturing process from its sole source suppliers could adversely affect the Company’s ability to deliver its products and ensure quality workmanship and could result in a reduction of the Company’s product sales.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. Cash equivalents and short term investments are stated at fair value based on quoted market prices. The recorded cost of accounts receivable, accounts payable, and long-term debt approximate the fair value of the respective assets and liabilities.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is its local currency. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiary are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in earnings.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in no adjustment to beginning retained earnings as the Company had a full valuation allowance on the deferred tax assets as of the adoption date. See Note 14.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition for fair value as it applies to assets and liabilities. SFAS No. 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date for the Company is January 1, 2008. In November 2007, the FASB proposed to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company believes the adoption of SFAS No. 157 will not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The Company believes the adoption of SFAS No. 159 will not have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” (“SFAS No. 141R”). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS No. 141(R) will not have a material impact on its financial position and results of operations.

2.	Short-term Investments

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Commercial paper	$41,740	$—	$(34)	$41,706
Government agency securities	9,871	42	—	9,913

Total	$51,611	$42	$(34)	$51,619

The contractual maturities of the Company’s available-for-sale maturities at December 31, 2007 were all due one year or less. As of December 31, 2006, there were no short-term investments.

3.	Inventories

	December 31,
	2007	2006
	(In thousands)

Raw materials and subassemblies	$2,843	$2,267
Work in process	179	110
Finished goods	652	262

Inventories, net	$3,674	$2,639

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

	December 31,
	2007	2006
	(In thousands)

Computer equipment and purchased software	$3,195	$2,980
Machinery and equipment	2,532	2,817
Furniture and fixtures	1,212	1,280
Leasehold improvements	1,267	824

Total	8,206	7,901
Less accumulated depreciation	(6,094)	(6,254)

Property and equipment, net	$2,112	$1,647

5.	Intangibles and Other Assets

	December 31,
	2007	2006
	(In thousands)

Patents and technology	$15,105	$13,011
Other assets	167	105

Gross intangibles and other assets	15,272	13,116
Accumulated amortization of patents and technology	(6,714)	(5,731)

Intangibles and other assets, net	$8,558	$7,385

Amortization of intangibles during the years ended December 31, 2007, 2006, and 2005 was $1.0 million, $969,000 and $1.3 million, respectively. The estimated annual amortization expense for intangible assets as of December 31, 2007 is $665,000 in 2008, $1.0 million in 2009, $946,000 in 2010, $892,000 in 2011, $862,000 in 2012, and $4.0 million in total for all years thereafter.

6.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2007	2006
	(In thousands)

Accrued legal	$417	$256
Income taxes payable	534	—
Other current liabilities	1,678	1,494

Total other current liabilities	$2,629	$1,750

Deferred revenue, current	$4,352	$1,646
Customer advances	126	70

Total deferred revenue, current and customer advances	$4,478	$1,716

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-term Debt

5%	Senior Subordinated Convertible Debenture (“5% Convertible Debenture”)

On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures original maturity date was December 22, 2009. On July 27, 2007, the Company announced that it had notified the holders of its 5% Convertible Debentures of its intent to redeem all of the 5% Convertible Debentures in full, pursuant to the mandatory redemption provision. Approximately $20.1 million of principal and accrued interest was then outstanding under the 5% Convertible Debentures. Under the terms of the 5% Convertible Debentures, once the closing bid price of the Company’s common stock exceeded $14.053 per share for 20 consecutive trading days, the Company could redeem the 5% Convertible Debentures at the end of a 30-day notice period. Prior to the end of the 30-day period, the holders of the 5% Convertible Debenture could have elected to convert the principal and accrued interest outstanding into shares of the Company’s common stock at a conversion price of $7.0265 per share. The 5% Convertible Debentures ceased to accrue further interest upon the Company’s election to affect the mandatory redemption. During the notice period, $17.2 million of 5% Convertible Debentures and approximately $67,000 of accrued interest were converted into 2,656,677 shares of common stock. At the end of the notice period, $1.4 million of 5% Convertible Debentures were redeemed for cash. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures. Amount outstanding at December 31, 2007 and 2006 was $0 and $18.1 million, respectively.

Warrants

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-term Deferred Revenue

On December 31, 2007, long-term deferred revenue was $14.3 million and included approximately $11.7 million of deferred revenue from Sony Computer Entertainment. On December 31, 2006, long-term deferred revenue was $31.8 million and included approximately $27.9 million of compulsory license fees and interest from Sony Computer Entertainment pursuant to Court orders dated January 10 and February 9, 2005. See Note 12 for further discussion.

9.	Long-term Customer Advance from Microsoft

On July 25, 2003, the Company contemporaneously executed a series of agreements with Microsoft that (1) settled the Company’s lawsuit against Microsoft, (2) granted Microsoft a worldwide royalty-free, irrevocable license to the Company’s portfolio of patents (the “License Agreement”) in exchange for a payment of $19.9 million, (3) provided Microsoft with sublicense rights to pursue certain license arrangements directly with third parties including Sony Computer Entertainment which, if consummated, would result in payments to the Company (the “Sublicense Rights”), and conveyed to Microsoft the right to a payment of cash in the event of a settlement within certain parameters of the Company’s patent litigation against Sony Computer Entertainment of America Inc. and Sony Computer Entertainment Inc. (the “Participation Rights”) in exchange for a payment of $0.1 million, (4) issued Microsoft shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for a payment of $6.0 million, and (5) granted the Company the right to sell up to $9.0 million of debentures to Microsoft under the terms and conditions established in newly authorized 7% Debentures with annual draw down rights over a 48-month period. The sublicense rights provided to Microsoft to contract directly with Sony Computer Entertainment expired in July 2005.

Under these agreements, in the event that the Company elects to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grants certain rights, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. As of December 31, 2006, the Company reflected a liability of $15.0 million in its financial statements, being the minimum amount the Company would be obliged to pay to Microsoft upon a settlement with Sony Computer Entertainment.

In March 2007, the Company concluded its patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Additionally, the Company and Sony Computer Entertainment entered into a new business agreement. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the Company’s financial statements at December 31, 2006 has been extinguished and the Company has accounted for this sum during 2007 as litigation conclusions and patent license income. See Note 18, Contingencies. As the patent infringement litigation with Sony Computer Entertainment has concluded, the Company’s right to sell 7% Debentures has expired.

10.	Commitments

The Company leases several of its facilities, vehicles, and some office equipment under noncancelable operating lease arrangements that expire at various dates through 2012.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum future lease payments are as follows:

Operating
Leases
(In thousands)

2008	$1,100
2009	845
2010	346
2011	5
2012	4

Total future minimum lease payments	$2,300

Rent expense was $1.2 million, $1.1 million, and $1.1 million in 2007, 2006, and 2005, respectively.

11.	Stock-based Compensation

Stock Options and Awards

The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate. Since inception, under the Company’s stock option plans, the Company may grant options to purchase up to 17,577,974 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At December 31, 2007, options to purchase 2,566,639 shares of common stock were available for grant, and options to purchase 6,014,370 shares of common stock were outstanding.

On June 6, 2007, the Company’s stockholders approved the Immersion Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaces the Company’s 1997 Stock Option Plan (the “1997 Plan”). Effective June 6, 2007, the 1997 Plan was terminated. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock, and restricted stock units to non-employee members of the Company’s Board of Directors and deferred compensation awards to officers, directors, and certain management or highly compensated employees. The 2007 Plan authorizes the issuance of 2,303,232 shares of the Company’s common stock, and up to an additional 1,000,000 shares subject to awards that remain outstanding under the 1997 Plan as of June 6, 2007 and which subsequently terminate without having been exercised or which are forfeited to the Company.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company has an ESPP. Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2007, 350,655 shares had been purchased since the inception of the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.

The Company did not modify its ESPP in the year ended December 31, 2007.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option program:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
			(In years)

Outstanding at January 1, 2005 (4,126,485 exercisable at a weighted average price of $8.33 per share)	7,594,627	$6.84
Granted (weighted average fair value of $3.43 per share)	1,158,400	6.75
Exercised	(778,393)	2.59
Canceled	(633,838)	7.28

Outstanding at December 31, 2005 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	7.24
Granted (weighted average fair value of $4.31 per share)	1,224,453	6.90
Exercised	(389,810)	2.59
Canceled	(590,016)	7.64

Outstanding at December 31, 2006 (5,403,314 exercisable at a weighted average price of $7.65 per share)	7,585,423	7.40
Granted (weighted average fair value of $6.43 per share)	1,442,458	10.58
Exercised(1)	(2,610,856)	4.87
Cancelled	(402,655)	9.58

Outstanding at December 31, 2007	6,014,370	$9.11	6.00	$29.7 million

Exercisable at December 31, 2007	3,774,245	$9.11	4.38	$20.3 million

(1)	There were 1,283 options that net settled in 2007.

The expected to vest share balance as of December 31, 2007 is 5,079,462.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2007. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $16.7 million for the year ended December 31, 2007.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.20 — $5.60	635,670	4.85	$2.50	591,657	$2.33
5.62 — 6.48	637,739	5.92	6.14	482,716	6.13
6.53 — 6.95	744,221	7.92	6.89	298,298	6.89
6.96 — 7.00	756,693	6.41	6.99	617,796	6.99
7.02 — 8.98	1,042,149	3.40	8.44	884,743	8.63
9.04 — 9.04	845,113	9.18	9.04	—	—
9.11 — 12.38	629,790	5.40	10.21	459,290	9.81
12.91 — 31.88	685,009	5.40	21.16	401,759	24.92
33.50 — 34.75	13,100	2.29	33.56	13,100	33.56
43.25 — 43.25	24,886	2.28	43.25	24,886	43.25

$1.20 — $43.25	6,014,370	6.00	$9.11	3,774,245	$9.11

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to value option grants and shares under the employee stock purchase plan are as follows:

	Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Expected life (in years)	6.25	6.25	4.00	0.5	0.5	0.5
Interest rate	4.5%	4.8%	4.1%	5.1%	4.9%	3.7%
Volatility	60%	62%	63%	50%	51%	33%
Dividend yield	—	—	—	—	—	—

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Years Ended
	December 31,
	2007	2006
	(In thousands)

Income Statement Classifications
Cost of product sales	$101	$70
Sales and marketing	850	1,230
Research and development	636	492
General and administrative	1,142	1,145

Total	$2,729	$2,937

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the year ended December 31, 2007, and 2006, the Company recorded $13.5 million and $36,000, respectively, of excess tax benefits from stock-based compensation.

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

As of December 31, 2007, there was $6.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the pro forma amounts of net loss and net loss per share, for the year ended December 31, 2005 that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provisions of SFAS No. 123:

Year Ended
December 31,
2005
(In thousands, except
per share amounts)

Net loss — as reported	$(13,085)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	2
Less: Stock-based compensation expense determined using fair value method, net of tax	(5,088)

Net loss — pro forma	$(18,171)

Basic and diluted loss per common share — as reported	$(0.54)
Basic and diluted loss per common share — pro forma	$(0.76)

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

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors’ authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. As of December 31, 2007, there had been no repurchases.

12.	Litigation Conclusions and Patent License

In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the District Court judgment against it, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under the Company’s patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony Computer Entertainment’s current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, the Company also granted Sony Computer Entertainment and certain of its affiliates certain other licenses [relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products], an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income, and the remaining $30.0 million is allocated to deferred license revenue to the extent payment is received in advance of revenue recognition. Such deferred revenue was $14.7 million at December 31, 2007. The Company recorded $2.4 million as revenue for the year ended December 31, 2007. The Company will record the remaining $27.6 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with APB No. 21. Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.

In 2003, the Company executed a series of agreements with Microsoft as described in Note 8 that provided for settlement of its lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. Under the terms of these agreements, in the event that the Company elects to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The Company has determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 has been extinguished, and the Company has accounted for this sum during 2007 as litigation conclusions and patent license income. However, in a letter sent to the Company dated May 1, 2007, Microsoft disputed the Company’s position and stated that it believes the Company owes Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. The Company disputes Microsoft’s allegations and intends to vigorously defend itself. See Contingencies Note 18. The results of any litigation are inherently uncertain, and there can be no assurance that the Company’s position will prevail.

On September 24, 2004, the Company filed in the United States District Court for the Northern District of California a complaint for patent infringement against Performance Designed Products (“PDP”) (formerly Electro Source LLC). On February 28, 2006, the Company announced that it had settled its legal differences with PDP and the Company and PDP agreed to dismiss all claims and counterclaims relating to this matter. In addition to the Confidential Settlement Agreement, PDP entered into a worldwide license to the Company’s patents for vibro-tactile devices in the consumer gaming peripheral field of use under which PDP makes royalty payments to the Company based on sales by PDP of spinning mass vibro-tactile gamepads, steering wheels, and other game controllers for dedicated gaming consoles. During 2006, PDP paid the Company $1.7 million which was recorded as litigation conclusions and patent license income.

13.	Restructuring Costs

The Company accounts for restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” There were no restructuring costs incurred in the years ended December 31, 2007 or 2006. Restructuring costs of $185,000 incurred and paid in the year ended December 31,

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 consisted of severance benefits paid as a result of a reduction in workforce. Employees from manufacturing, sales and marketing, research and development, and general and administrative were included in the 2005 reduction in force. The Company did not incur any additional charges related to the aforementioned reduction in force and management does not anticipate any further costs in future periods related to this reduction in force.

14.	Income Taxes

For the years ended December 31, 2007, 2006, and 2005, the Company recorded a provision for income taxes of $13.5 million, $144,000, and $158,000, respectively, yielding effective tax rates of 10.3%, 1.4%, and 1.2%, respectively. The 2007 provision for income tax was based on federal and state regular income tax payable on taxable income and foreign withholding tax expense. The 2006 and 2005 provisions for income tax were based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. For 2007, the Company reported pre-tax book income of $130.5 million primarily due to the litigation conclusion and patent license income received from Sony Computer Entertainment, see Note 12.

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
United States federal	$16,471	$70	$90
Foreign	126	74	53
State and local	4,273	—	15

Total current	20,870	144	158

Deferred:
United States federal	(6,583)	—	—
Foreign	—	—	—
State and local	(799)	—	—

Total deferred	(7,382)	—	—

	$13,488	$144	$158

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits from employee stock options. The net tax benefits from employee stock option transactions were $14.7 million for 2007 and are reflected as an increase to additional paid-in capital in the Consolidated Statements of Stockholders’ Equity (Deficit). The net tax benefits from employee stock options for the years 2006 and 2005 were insignificant. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the net deferred tax assets and liabilities for federal and state income taxes consisted of:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$1,747	$26,124
State income taxes	781	—
Deferred revenue	5,182	13,524
Research and development credits	1,214	1,665
Reserves and accruals recognized in different periods	1,417	1,315
Long-term customer advance from Microsoft	—	6,112
Basis difference in investment	1,276	1,328
Capitalized R&D expenses	1,502	487
Other	273	27

Total deferred tax assets	13,392	50,582
Deferred tax liabilities:
Depreciation and amortization	(2,503)	(2,532)
Difference in tax basis of purchased technology	—	(191)
Valuation allowance	(3,507)	(47,859)

Net deferred tax assets	$7,382	$—

During fiscal year 2007 the Company significantly reduced its valuation allowance recorded against deferred tax assets. The release of the valuation allowance was largely due to the utilization of federal and state net operating losses to offset income related to the litigation conclusion and patent license income from Sony Computer Entertainment.

At December 31, 2007, the Company has recorded $7.4 million of net deferred tax assets. The Company determined based on current years results of operations and anticipated profit levels in future periods, that it is more likely than not that its domestic deferred tax assets will be realized in the future and that it was appropriate to release the valuation allowance previously recorded against these deferred tax assets. The Company has recorded a valuation allowance of $3.5 million which relates to capital loss carryforwards, state net operating loss carryforwards, and capitalized research and development expenses and research and development credits in Canada. The realization of these assets is dependent on the Company generating sufficient taxable income in the respective jurisdictions in future periods. The realization of the capital loss carryforward requires that the Company have capital gain income in the future. The Company does not currently anticipate such income and therefore has concluded that this asset is not currently realizable.

At December 31, 2007, the Company has U.S. federal and state loss carryforwards of approximately $2.8 million and $11.3 million, respectively. These federal carryforwards will expire between 2019 and 2020, if not utilized. The state carryforwards will expire between 2018 and 2025, if not utilized. At December 31, 2007, the Company has U.S. federal tax credit carryforwards of $176,000 which will expire between 2016 and 2020, if not utilized. In addition, as of December 31, 2007, the Company has Canadian research and development credit carryforwards of $1.0 million, which will expire at various dates through 2017. Approximately $126,000 of the state net operating loss carryforwards represent the stock option deduction arising from activity under the company’s stock option plan, the benefit of which will increase additional paid-in capital when realized. These net operating

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses and tax credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment on examination.

Utilization of the Company’s remaining $2.8 million in federal net operating losses is limited due to an ownership change that occurred during 1999. Utilization of these losses is limited to approximately $1.1 million annually. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2007	2006	2005

Federal statutory tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	3.9	(5.8)	(6.1)
Non-deductible interest	0.3	8.8	1.4
Stock compensation expense	0.2	4.0	—
Other	(0.3)	(0.7)	1.4
Valuation allowance	(28.8)	30.1	39.5

Effective tax rate	10.3%	1.4%	1.2%

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

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The adoption of FIN 48 did not have an impact on stockholders’ equity as the Company had a full valuation allowance at the time of adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2007	$628
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$628

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2007, the Company has not accrued interest or penalties related to uncertain tax positions as it has determined none would currently be applicable. The Company does not expect any material changes to its liability for unrecognized income tax benefits during the next 12 months. The total amount of

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $628,000 as of both January 1, 2007 and December 31, 2007.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitation in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1996 through the current period. Additionally, the Company is currently under examination by the Internal Revenue Service for 2004. The Company currently does not believe this examination will result in the need for an additional income tax accrual.

15.	Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Numerator:
Net income (loss) used in computing basic net income (loss) per share	$117,018	$(10,424)	$(13,085)
Interest on 5% Convertible Debentures	348	—	—

Net income (loss) used in computing diluted net income (loss) per share	$117,366	$(10,424)	$(13,085)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	27,662	24,556	24,027
Dilutive potential common shares:
Stock options	1,989	—	—
Warrants	305	—	—
5% Convertible Debentures	1,711	—	—

Shares used in computation of diluted net income (loss) per share	31,667	24,556	24,027

Basic net income (loss) per share	$4.23	$(0.42)	$(0.54)

Diluted net income (loss) per share	$3.71	$(0.42)	$(0.54)

For the year ended December 31, 2007, options and warrants to purchase approximately 1.4 million shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $12.39 were not included in the calculation because the effect would have been anti-dilutive.

As of December 31, 2006 and 2005, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2006	2005

Outstanding stock options	7,585,423	7,340,796
Warrants	808,762	808,762
5% Senior Subordinated Convertible Debentures	2,846,363	2,846,363

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. The Company did not make any contributions during the years ended December 31, 2007, 2006, or 2005.

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

As of December 31, 2007, the Company has not reached final settlements on indirect rates. The Company has negotiated provisional indirect rates for the years ended December 31, 2006, and 2005. The Company periodically reviews its cost estimates and experience rates, and any needed adjustments are made and reflected in the period in which the estimates are revised. In the opinion of management, redetermination of any cost-based contracts for the open years will not have a material effect on the Company’s financial position or results of operations.

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

The Company and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance that the Company believed was remote. In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006 and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached, approved.

Internet Services LLC Litigation

On October 20, 2004, ISLLC filed claims against the Company in its lawsuit against Sony Computer Entertainment, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and the Company of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”

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

On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint seeks a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restates the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for breach of contract by ISLLC and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007 and entered a judgment affirming the District Court’s previous orders.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court, or in the alternative, for leave to file an amended complaint to remove the declaratory relief claim. The Company opposed ISLLC’s motion, and cross-moved for judgment on the pleadings, on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand, or for leave to file an amended complaint, and granting, in part, the Company’s motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain. The parties are currently in the process of conducting discovery.

The Company intends to defend itself vigorously against ISLLC’s allegations.

Microsoft Corporation v. Immersion Corporation

On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that the Company breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of the Company’s claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc., United States District Court for the Northern District of California, Case No. 02-0710-CW (see discussion above). The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment. In a letter sent to the Company dated May 1, 2007, Microsoft stated that it believes the Company owes Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. The Company was served with the complaint on July 6, 2007. On September 4, 2007, the Company filed its Answer, Affirmative Defenses and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential the terms of the Company’s business agreement with Sony. Discovery is proceeding. The parties participated in a court ordered mediation on December 11, 2007, but were unsuccessful in resolving the matter. The Company disputes Microsoft’s allegations and intends to vigorously defend itself.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company currently has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is indeterminable.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; mobile communications; and three-dimensional design and interaction. The Company manages these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial, and 2) Immersion Medical. The Company determines its reportable segments in accordance with criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

	Immersion
	Computing,
	Entertainment,	Immersion	Intersegment
	and Industrial	Medical	Eliminations(4)	Total
	(In thousands)

2007
Revenues
Royalty and license	$11,880	$1	$—	$11,881
Product sales	5,716	12,897	(72)	18,541
Development contracts and other	1,767	2,530	(17)	4,280

Total revenues	$19,363	$15,428	$(89)	$34,702

Income (loss) from operations(1)	$125,056	$642	$(22)	$125,676
Interest and other income	5,850	4	—	5,854
Interest and other expense(2)	(1,024)	—	—	(1,024)
Depreciation and amortization	1,294	619	—	1,913
Net income (loss)(1)	116,405	635	(22)	117,018
Long-lived assets: capital expenditures and capitalized patent fees	3,066	485	—	3,551
Deferred income tax assets, net	7,382	—	—	7,382
Total assets	181,860	6,552	(20,044)	168,368
2006
Revenues
Royalty and license	$7,156	$148	$—	$7,304
Product sales	5,348	11,825	(90)	17,083
Development contracts and other	1,306	2,160	—	3,466

Total revenues	$13,810	$14,133	$(90)	$27,853

Income (loss) from operations	$(9,812)	$850	$9	$(8,953)
Interest and other income	275	—	—	275
Interest and other expense(2)	(1,598)	(4)	—	(1,602)
Depreciation and amortization	1,218	523	—	1,741
Net income (loss)	(11,278)	845	9	(10,424)
Long-lived assets: capital expenditures and capitalized patent fees	1,798	946	—	2,744
Total assets	64,280	7,494	(21,759)	50,015
2005
Revenues
Royalty and license	$8,205	$683	$—	$8,888
Product sales	4,894	8,066	(198)	12,762
Development contracts and other	1,741	1,011	(125)	2,627

Total revenues	$14,840	$9,760	$(323)	$24,277

Income (loss) from operations(3)	$(9,118)	$(2,845)	$63	$(11,900)
Interest and other income	490	—	—	490
Interest and other expense(2)	(1,517)	—	—	(1,517)
Depreciation and amortization	1,654	332	—	1,986
Net income (loss)(3)	(10,306)	(2,842)	63	(13,085)
Long-lived assets: capital expenditures and capitalized patent fees	1,378	614	—	1,992
Total assets	60,457	6,166	(21,863)	44,760

(1)	Included in income (loss) from operations and net income (loss) in 2007 are litigation conclusions and patent license of $134.9 million for the Immersion Computing, Entertainment, and Industrial segment, see Note 12.

(2)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable, recorded as interest expense.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in income (loss) from operations and net income (loss) in 2005 are restructuring costs of $59,000 for the Immersion Computing, Entertainment, and Industrial segment and $126,000 for the Immersion Medical segment. No further costs are expected to be incurred with respect to the restructuring.

(4)	Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Immersion Computing, Entertainment, and Industrial and Immersion Medical segments.

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

Revenue by Product Lines

Information regarding revenue from external customers by product lines is as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Consumer, Computing, and Entertainment	$9,641	$5,290	$6,743
3D	4,773	4,770	4,594
Touch Interface Products	4,860	3,660	3,306

Subtotal Immersion Computing, Entertainment, and Industrial	19,274	13,720	14,643
Immersion Medical	15,428	14,133	9,634

Total	$34,702	$27,853	$24,277

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended December 31,
	2007	2006	2005

North America	65%	70%	70%
Europe	19%	16%	17%
Far East	12%	12%	6%
Rest of the world	4%	2%	7%

Total	100%	100%	100%

For the years ended December 31, 2007, 2006, and 2005 the Company derived 64%, 69%, and 68%, respectively, of its total revenues from the United States of America. The Company derived 10% of its total revenues from Germany for the year ended December 31, 2005. Revenues from other countries represented less than 10% individually for the periods presented.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Customer A	11%	*	*
Customer B	11%	18%	11%
Customer C	*	*	11%

Total	22%	18%	22%

*	Revenue derived from customer represented less than 10% for the period.

Of the significant customers noted above, Customer B had a balance of 24%, 49%, and 19% of the outstanding accounts receivable at December 31, 2007, 2006, and 2005, respectively.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2007 and December 31, 2006.

20.	Quarterly Results of Operations (Unaudited) (Restated)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2007	2007	2007	2007	2006	2006	2006	2006
				(Restated)(1)
	(In thousands, except per share data)

Revenues	$9,890	$9,803	$8,595	$6,414	$8,609	$6,559	$6,653	$6,032
Gross profit	7,615	7,240	6,168	4,871	6,553	4,579	4,851	4,677
Operating income (loss)	(1,506)	(1,091)	(2,739)	131,012	(1,605)	(2,773)	(2,075)	(2,500)
Benefit (provision) for income taxes	200	(61)	1,502	(15,129)	(13)	(44)	15	(102)
Net income (loss)	511	493	176	115,838	(1,982)	(3,157)	(2,379)	(2,906)
Basic net income (loss) per share(2)	$0.02	$0.02	$0.01	$4.57	$(0.08)	$(0.13)	$(0.10)	$(0.12)
Diluted net income (loss) per share(2)	$0.02	$0.02	$0.01	$3.91	$(0.08)	$(0.13)	$(0.10)	$(0.12)

(1)	During the analysis of the income tax provision in the preparation of the 2007 annual consolidated financial statements, the Company determined that there were errors in the accounting for income taxes that relate to the quarterly period ended March 31, 2007 for 1) the release of deferred income tax valuation allowance related to stock option deductions for prior years and 2) utilization of an incorrect effective state tax rate. The Company has restated its reported results for the first quarter of 2007 to reflect the correct amounts. The following is a summary of the significant effects of the restatement (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007
	Previously	As
	Reported	Restated

Provision for income taxes	$8,534	$15,129
Net income	$122,433	$115,838
Basic net income per share	$4.83	$4.57
Diluted net income per share	$4.13	$3.91
Shares used in calculating diluted net income per share	29,683	29,677

(2)	The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109, effective January 1, 2007 and Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited Immersion Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	The Company’s controls over accounting for income taxes did not operate effectively as of December 31, 2007. In particular, errors were detected in the tax calculations for the quarterly and annual financial statements resulting from 1.) the release of deferred income tax valuation allowance related to stock option deductions and 2.) effective state income tax rates. Due to the amount of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis by the Company’s controls.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended

December 31, 2007, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the internal criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109 effective January 1, 2007.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 17, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, due to a material weakness related to our internal controls with respect to the accounting for income taxes discussed below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles and, as a result, management has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly presents, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with management’s assessment of our internal control over financial reporting described above, management has identified that as of December 31, 2007, our disclosure controls and procedures did not adequately provide for effective controls over the accounting for income taxes, including the accurate determination and reporting of (i) the release of deferred income tax valuation allowance related to stock option deductions, and (ii) effective state income tax rates. Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of the accuracy of the components of the deferred income tax valuation allowances and related stock option deductions, and the review and monitoring of the effective state income tax rate utilized in the determination of state income taxes. This control deficiency resulted in material adjustments to the previously reported quarterly unaudited financial results as of March 31, 2007 and the cumulative loss amounts for quarterly unaudited financial results as of June 30, 2007, and September 30, 2007. Accordingly, our management has determined that this control deficiency constitutes a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Because of this material weakness, management has concluded that our disclosure controls and procedures did not adequately provide for effective internal control over financial reporting as of December 31, 2007, based on the criteria in the COSO framework.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting that expresses an adverse opinion due to the material weakness, which is included herein.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes to internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plans

We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to income tax matters. The following changes in our internal control over financial reporting have been begun during the quarter ending March 31, 2008:

1.  We have initiated a search to hire appropriate personnel to enable us to consider and apply proper accounting for income taxes; design and implement controls to ensure that the rationale for positions taken on certain tax matters will be adequately documented and appropriately communicated to all internal and external members of our tax team; and design and implement controls over the adjustment of the income tax accounts based on the preparation and filing of income tax returns.

2.  We have engaged outside consultants to advise us in areas of complex tax accounting and to design and implement controls to ensure proper communication with our personnel to obtain the needed advice and review of tax related accounting and reporting documentation.

Inherent Limitations on the Effectiveness of Internal Controls

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

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2008 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2008 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2008 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance - Director Independence” in Immersion’s definitive Proxy Statement for its 2008 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Auditors” in Immersion’s definitive Proxy Statement for its 2008 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2007, 2006, and 2005 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page	96

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:

The following exhibits are filed herewith:

Exhibit
Number	Description

3.1	Amended and Restated Bylaws, dated October 31, 2007. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on November 1, 2007)
3.2	Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1	1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)

Exhibit
Number		Description

10.3		Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) #
10.4		Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) #
10.5		Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) #
10.6		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.7		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.8		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.9		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.10		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.11		Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.12		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.13		Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.14		Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.) #
10	.15*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.16		Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.) #
10.17		License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10.18		Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10	.19*	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10	.20*	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.21		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)

Exhibit
Number		Description

10.22		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.23		Form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.24		Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10.25		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10	.26*	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10	.27*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 11, 2005.)
10	.28*	Variable Compensation Plan dated April 18, 2006 by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on April 21, 2006.)
10	.29*	Amendment No. #1 to Employment Agreement dated May 25, 2006, by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) May 26, 2006.)
10.30		Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on March 1, 2007.) #
10.31		2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007. (Previously filed with Registrant’s Current Report on Form 8-K (File 000-27969) on June 12, 2007.)
10	.32*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on June 15, 2007).
10	.33*	Executive Incentive Plan dated October 30, 2007 by and between Immersion Corporation and Stephen Ambler.
10	.34*	Executive Incentive Plan dated October 30, 2007 by and between Immersion Corporation and Victor Viegas.
10	.35*	Amended and restated employment agreement by and between Immersion Corporation and Victor Viegas dated December 1, 2007.
21.1		Subsidiaries of Immersion Corporation.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Victor Viegas, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Victor Viegas, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ STEPHEN AMBLER
Stephen Ambler
Chief Financial Officer and
Vice President, Finance

Date: March 17, 2008

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

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	President, Chief Executive Officer, and Director	March 17, 2008

/s/ STEPHEN AMBLER Stephen Ambler	Chief Financial Officer and Vice President, Finance	March 17, 2008

/s/ JOHN HODGMAN John Hodgman	Director	March 17, 2008

/s/ JACK SALTICH Jack Saltich	Director	March 17, 2008

/s/ EMILY LIGGETT Emily Liggett	Director	March 17, 2008

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 17, 2008

/s/ ANNE DEGHEEST Anne DeGheest	Director	March 17, 2008

SCHEDULE II

VALUATION AND QUALIFIYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period
	(In thousands)

Year ended December 31, 2007
Allowance for doubtful accounts	$139	$(33)	$21	$85
Year ended December 31, 2006
Allowance for doubtful accounts	$383	$(164)	$80	$139
Year ended December 31, 2005
Allowance for doubtful accounts	$159	$259	$35	$383

Exhibit Index

Exhibit
Number		Description

3.1		Amended and Restated Bylaws, dated October 31, 2007. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on November 1, 2007)
3.2		Amended and Restated Certificate of Incorporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on August 14, 2000.)
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on July 29, 2003.)
10.1		1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on September 1, 1999.)
10.2		1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement. (Previously filed with Amendment No. 4 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 5, 1999.)
10.3		Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) #
10.4		Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) #
10.5		Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998. (Previously filed with Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on November 12, 1999.) #
10.6		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder. (Previously filed with Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (File No. 333-86361) on October 5, 1999.)
10.7		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.8		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 15, 2000.)
10.9		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.10		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on October 13, 2000.)
10.11		Logitech Letter Agreement dated September 26, 2000. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.12		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999. (Previously file with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on April 2, 2001.)
10.13		Haptic Technologies, Inc. 2000 Stock Option Plan. (Previously filed with Registrant’s Registration Statement on Form S-4 (File No. 333-45254) on September 6, 2000.)
10.14		Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.) #
10	.15*	Employment Agreement dated November 5, 2001, between Immersion Corporation and Victor Viegas. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 28, 2002.)
10.16		Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.) #

Exhibit
Number		Description

10.17		License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10.18		Sublicense Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 1 to Registration Statement on Form S-3 (File No. 333-108607) on February 13, 2004.) #
10	.19*	Consulting Agreement dated July 1, 2003 by and between Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Registration Statement on Form S-3 (File No. 333-108607) on September 8, 2003.)
10	.20*	Employment Agreement dated February 24, 2004 by and between Richard Vogel and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.21		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.22		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.23		Form of Indemnity Agreement. (Previously filed with Registrant’s Amendment Number 2 to Registration Statement on Form S-3 (File No. 333-108607) on March 24, 2004.)
10.24		Agreement to Terminate dated April 21, 2004 by and between Mr. Robert Van Naarden and Immersion Corporation. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on May 14, 2004.)
10.25		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on December 27, 2004.)
10	.26*	Non Statutory Stock Option Agreement between Immersion Corporation and Richard Vogel. (Previously filed with Registrant’s Registration Statement on Form S-8 (File No. 333-119877) on October 21, 2004.)
10	.27*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler. (Previously filed with Registrant’s Annual Report on Form 10-K (File No. 000-27969) on March 11, 2005.)
10	.28*	Variable Compensation Plan dated April 18, 2006 by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on April 21, 2006.)
10	.29*	Amendment No. #1 to Employment Agreement dated May 25, 2006, by and among Immersion Corporation, Immersion Medical, Inc. and Richard Vogel. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) May 26, 2006.)
10.30		Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007. (Previously filed with Registrant’s Quarterly Report on Form 10-Q (File No. 000-27969) on March 1, 2007.) #
10.31		2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007. (Previously filed with Registrant’s Current Report on Form 8-K (File 000-27969) on June 12, 2007.)
10	.32*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007. (Previously filed with Registrant’s Current Report on Form 8-K (File No. 000-27969) on June 15, 2007).
10	.33*	Executive Incentive Plan dated October 30, 2007 by and between Immersion Corporation and Stephen Ambler.
10	.34*	Executive Incentive Plan dated October 30, 2007 by and between Immersion Corporation and Victor Viegas.
10	.35*	Amended and restated employment agreement by and between Immersion Corporation and Victor Viegas dated December 1, 2007.
21.1		Subsidiaries of Immersion Corporation.

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Victor Viegas, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen Ambler, Chief Executive Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Victor Viegas, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.