Form 10-Q
period 2008-03-31
IMMERSION CORP
filed 2008-05-09
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Number of shares of common stock outstanding at May 2, 2008: 30,541,351

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$137,981	$86,493
Short-term investments	2,034	51,619
Accounts receivable (net of allowances for doubtful accounts of: March 31, 2008 — $73 and December 31, 2007 — $85)	3,281	5,494
Inventories, net	4,042	3,674
Deferred income taxes	3,620	3,351
Prepaid expenses and other current assets	4,271	3,036

Total current assets	155,229	153,667
Property and equipment, net	2,124	2,112
Deferred income tax assets, net	4,013	4,031
Intangibles and other assets, net	8,834	8,558

Total assets	$170,200	$168,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,196	$1,657
Accrued compensation	2,151	1,828
Other current liabilities	2,300	2,629
Deferred revenue and customer advances	5,773	4,478

Total current liabilities	12,420	10,592
Long-term deferred revenue, less current portion	14,966	14,269
Other long-term liabilities	1,732	1,720

Total liabilities	29,118	26,581

Contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued and outstanding: March 31, 2008 — 30,516,169 and December 31, 2007 — 30,389,850	162,046	160,147
Warrants	1,731	1,731
Accumulated other comprehensive income	118	137
Accumulated deficit	(22,813)	(20,228)

Total stockholders’ equity	141,082	141,787

Total liabilities and stockholders’ equity	$170,200	$168,368

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
		(As restated, see Note 15)
Revenues:
Royalty and license	$3,461	$2,211
Product sales	3,851	3,590
Development contracts and other	843	613

Total revenues	8,155	6,414

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	2,086	1,543
Sales and marketing	3,442	2,703
Research and development	3,229	2,543
General and administrative	4,263	3,259
Amortization of intangibles	235	254
Litigation conclusions and patent license	—	(134,900)

Total costs and expenses	13,255	(124,598)

Operating income (loss)	(5,100)	131,012
Interest and other income	1,507	361
Interest expense	—	(406)

Income (loss) before benefit (provision) for income taxes	(3,593)	130,967
Benefit (provision) for income taxes	1,008	(15,129)

Net income (loss)	$(2,585)	$115,838

Basic net income (loss) per share	$(0.08)	$4.57

Shares used in calculating basic net income (loss) per share	30,478	25,343

Diluted net income (loss) per share	$(0.08)	$3.91

Shares used in calculating diluted net income (loss) per share	30,478	29,677

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
		(As restated, see Note 15)
Cash flows from operating activities:
Net income (loss)	$(2,585)	$115,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	260	213
Amortization of intangibles	235	254
Stock-based compensation	964	634
Excess tax benefits from stock-based compensation	(107)	(10,304)
Realized gain on short-term investments	(81)	—
Interest expense — accretion on 5% Convertible Debenture	—	158
Fair value adjustment of Put Option and Registration Rights	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,208	1,894
Inventories	(369)	(648)
Deferred income taxes	(251)	(5,767)
Prepaid expenses and other current assets	(1,234)	110
Other assets	(3)	—
Accounts payable	541	(1,082)
Accrued compensation and other current liabilities	521	528
Income taxes payable	(412)	20,202
Deferred revenue and customer advances	1,991	(31,481)
Other long-term liabilities	12	637

Net cash provided by operating activities	1,690	91,185

Cash flows provided by (used in) investing activities:
Maturities or sales of short-term investments	49,657	—
Intangibles and other assets	(508)	(386)
Purchases of property and equipment	(280)	(163)

Net cash provided by (used in) investing activities	48,869	(549)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase plan	168	147
Exercise of stock options and warrants	659	4,389
Excess tax benefits from stock-based compensation	107	10,304

Net cash provided by financing activities	934	14,840

Effect of exchange rates on cash and cash equivalents	(5)	98

Net increase in cash and cash equivalents	51,488	105,574
Cash and cash equivalents:
Beginning of the period	86,493	32,012

End of the period	$137,981	$137,586

Supplemental disclosure of cash flow information:
Cash paid for taxes	$761	$10

Cash paid for interest	$—	$250

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim period have been included.
     The results of operations for the interim period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
     Short-term Investments
     The Company’s short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies all debt securities with readily determinable market values as “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
     The Company follows the guidance provided by Staff Position (“FSP”) 115-1/124-1 and Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01), to assess whether the Company’s investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS No. 157 is effective for the current fiscal year and was adopted by the company as of January 1, 2008. The adoption of SFAS No. 157 on the Company’s assets and liabilities did not have a significant impact on the Company’s financial statements.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
     Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
     Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
     Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.
     Further information about the application of SFAS No. 157 may be found in Note 2 below.
     Revenue Recognition
     The Company recognizes revenues in accordance with applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), Statement of Position (“SOP”) 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts” (“SOP 81-1”), and SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectibility is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
          Product sales — The Company recognizes revenues from product sales when the product is shipped, provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to sixty months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. The Company offers no other general right of return on its products.
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
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective on January 1, 2008. The Company did not elect the fair value option for any of its financial instruments, therefore the adoption of SFAS No. 159 did not impact the condensed consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP No. FAS 142-3 will have on its results of operations, financial position, or cash flows.

2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term Investments

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Commercial paper	$2,000	$—	$—	$2,000
Government agency securities	34	—	—	34

Total	$2,034	$—	$—	$2,034

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Commercial paper	$41,740	$—	$(34)	$41,706
Government agency securities	9,871	42	—	9,913

Total	$51,611	$42	$(34)	$51,619

     The contractual maturities of the Company’s available-for-sale securities on March 31, 2008 and December 31, 2007 were all due in one year or less.
Cash Equivalents and Short-term Investments
     The financial assets of the Company measured at fair value on a recurring basis are cash equivalents and short-term investments. The Company’s cash equivalents and short-term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
     The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     The following table sets forth the Company’s cash equivalents and short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2008. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
	(In thousands)
Commercial paper	$—	$25,927	$—	$25,927
Government agency securities	42,294	—	—	42,294
Money market accounts	69,487	—	—	68,487

Total	$111,781	$25,927	$—	$137,708

3. INVENTORIES

	March 31,	December 31,
	2008	2007
	(In thousands)
Raw materials and subassemblies	$3,117	$2,843
Work in process	169	179
Finished goods	756	652

Inventories, net	$4,042	$3,674

4. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2008	2007
	(In thousands)
Computer equipment and purchased software	$3,249	$3,195
Machinery and equipment	2,715	2,532
Furniture and fixtures	1,243	1,212
Leasehold improvements	1,237	1,267

Total	8,444	8,206
Less accumulated depreciation	(6,320)	(6,094)

Property and equipment, net	$2,124	$2,112

5. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2008	2007
	(In thousands)
Patents and technology	$15,613	$15,105
Accumulated amortization of patents and technology	(6,950)	(6,714)

Intangibles, net	8,663	8,391
Other assets	171	167

Intangibles and other assets, net	$8,834	$8,558

     The estimated annual amortization expense for intangible assets as of March 31, 2008 is $691,000 in 2008, $958,000 in 2009, $997,000 in 2010, $943,000 in 2011, $913,000 in 2012, and $4.4 million in total for all years thereafter.

6. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2008	2007
	(In thousands)
Accrued legal	$751	$417
Income taxes payable	15	534
Other current liabilities	1,534	1,678

Total other current liabilities	$2,300	$2,629

Deferred revenue, current portion	$5,663	$4,352
Customer advances	110	126

Total current deferred revenue, and customer advances	$5,773	$4,478

7. LONG-TERM DEFERRED REVENUE
     On March 31, 2008, long-term deferred revenue was $15.0 million and included approximately $12.7 million of deferred revenue from Sony Computer Entertainment. On December 31, 2007, long-term deferred revenue was $14.3 million and included approximately $11.7 million from Sony Computer Entertainment. See Note 9 for further discussion.
8. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in this stock option program. Since inception, under the Company’s stock option plans, the Company may grant options to purchase up to 17,577,974 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. At March 31, 2008, options to purchase 1,633,942 shares of common stock were available for grant, and options to purchase 6,840,918 shares of common stock were outstanding.
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
     Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of March 31, 2008, 370,825 shares had been purchased since the inception of the ESPP. Under SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.
     The Company did not modify its ESPP in the three months ended March 31, 2008.

     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option program:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
			(In years)
Outstanding at December 31, 2007 (3,774,245 exercisable at a weighted average price of $9.11 per share)	6,014,370	$9.11
Granted (weighted average fair value of $4.86 per share)	1,113,425	8.66
Exercised	(106,149)	6.21
Cancelled	(180,728)	10.30

Outstanding at March 31, 2008	6,840,918	$9.05	6.20	$3.6 million

Exercisable at March 31, 2008	4,071,397	$9.05	4.44	$3.4 million

     The expected to vest share balance as of March 31, 2008 is 5,682,561.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2008. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise, was $326,000 for the three months ended March 31, 2008.
     Additional information regarding options outstanding as of March 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Prices		Outstanding	Life (Years)	Price	Exercisable	Price
$1.20 -	$5.95	692,474	4.90	$2.93	638,919	$2.74
6.00 -	6.79	749,230	5.75	6.34	559,807	6.30
6.81 -	6.98	840,643	7.25	6.96	457,438	6.96
7.00 -	8.09	775,896	5.53	7.26	660,633	7.27
8.34 -	8.34	49,375	6.01	8.34	48,333	8.34
8.61 -	8.61	815,725	9.60	8.61	—	—
8.67 -	9.01	805,178	3.81	8.98	575,313	8.97
9.04 -	9.04	823,112	8.35	9.04	226,919	9.04
9.11 -	15.12	707,040	5.58	10.84	471,790	9.80
15.50 -	43.25	582,245	4.03	23.82	432,245	26.26

$1.20 -	$43.25	6,840,918	6.20	$9.05	4,071,397	$9.05

 Stock-based Compensation
     Valuation and amortization method — The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of stock options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
     Expected term — The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The expected term of ESPP shares is the length of the offering period. The Company used the simplified method as prescribed by SAB No. 107 for options granted prior to December 31, 2007.
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
     The assumptions used to value option grants and shares under the ESPP are as follows:

	Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Expected life (in years)	5.5	6.25	0.5	0.5
Interest rate	2.5%	4.6%	2.2%	5.2%
Volatility	62%	60%	73%	45%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2008	2007
Income Statement Classifications	(In thousands)
Cost of product sales	$20	$20
Sales and marketing	249	160
Research and development	286	186
General and administrative	409	268

Total	$964	$634

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months ended March 31 2008, and 2007, the Company recorded $107,000 and $10.3 million, respectively, of excess tax benefits from stock-based compensation.

     The Company has calculated an additional paid-in capital (“APIC”) pool pursuant to the provisions of SFAS No. 123R. The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. The Company includes only those excess tax benefits that have been realized in accordance with SFAS No. 109, “Accounting for Income Taxes.” If the amount of future tax deficiencies is greater than the available APIC pool, the Company will record the excess as income tax expense in its condensed consolidated statements of operations.
     As of March 31, 2008, there was $8.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Warrants
     On December 23, 2004, in conjunction with 5% Convertible Debentures, the Company issued an aggregate of 426,951 warrants to purchase shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire.
     Stock Repurchase Program
     On November 1, 2007, the Company announced its Board of Directors’ authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. As of March 31, 2008, there had been no repurchases.
9. LITIGATION CONCLUSIONS AND PATENT LICENSE
     In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the District Court judgment against it, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under the Company’s patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony Computer Entertainment’s current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, the Company also granted Sony Computer Entertainment and certain of its affiliates certain other licenses [relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products], an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income, and the remaining $30.0 million is allocated to deferred license revenue to the extent payment is received in advance of revenue recognition. Such deferred revenue was $15.7 million at March 31, 2008. The Company recorded $749,000 and $107,000 as revenue for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, the Company had recorded $3.1 million of the $30.0 million as revenue and will record the remaining $26.9 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with APB No. 21. Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.
     In 2003, the Company executed a series of agreements with Microsoft that provided for settlement of its lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. Under the terms of these agreements, in the event that the Company elects to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and

Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The Company determined that the conclusion of its litigation with Sony Computer Entertainment does not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and the Company accounted for this sum during 2007 as litigation conclusions and patent license income. However, in a letter sent to the Company dated May 1, 2007, Microsoft disputed the Company’s position and stated that it believes the Company owes Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. The Company disputes Microsoft’s allegations and intends to vigorously defend itself. See Contingencies Note 14. The results of any litigation are inherently uncertain, and there can be no assurance that the Company’s position will prevail.
10. INCOME TAXES
     For the three month period ended March 31, 2008, the Company recorded an income tax benefit of $1.0 million on a pre-tax loss of $3.6 million, yielding an effective tax rate of 28.1%. For the three month period ended March 31, 2007, the Company recorded an income tax provision of $15.1 million, on a pre-tax profit of $131.0 million, yielding an effective tax rate of 11.6%. The effective tax rate for the first quarter of 2007 differs from the statutory rate primarily due to the significant reduction in the Company’s valuation allowance against deferred tax assets as the Company used the majority of its net operating loss carryforwards against taxable income. The income tax benefit and provision for the three months ended March 31, 2008 and 2007, respectively, are as a result of applying the estimated annual effective tax rate to income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur.
     The Company adopted FIN 48, regarding accounting for uncertain tax benefits, on January 1, 2007. As of March 31, 2008, the Company has unrecognized tax benefits of approximately $628,000, which, if recognized, would result in a reduction of the Company’s effective tax rate. Future changes in the unrecognized tax benefit will have an impact on the effective tax rate. There were no material changes in the amount of unrecognized tax benefits during the quarter ended March 31, 2008. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. As of March 31, 2008, the Company has accrued $2,000 of interest expense related to uncertain tax positions.
     The Company is subject to taxation in the United States and various states and foreign jurisdictions. The tax years 1993-2007 remain open to examination by the federal and most state tax authorities due to net operating loss and credit carryforwards. The Company’s foreign operations in Canada are open to audit under statute of limitation for the years ending December 31, 1998 through 2006. The Company’s fiscal 2004 income tax return is currently under a routine examination by the Internal Revenue Service. The Company currently does not believe that examination will result in the need for an additional income tax accrual.
     Net deferred tax assets were approximately $7.6 million as of March 31, 2008 and are primarily timing differences between amounts recorded for financial reporting purposes and amounts used for income tax purposes. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.
     The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits from employee stock options. The net tax benefits from employee stock option transactions were approximately $108,000 during the quarter ended March 31, 2008 and are reflected as an increase to additional paid-in capital. The net tax benefits from employee stock options for the quarter ended March 31, 2007 were $10.5 million. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

11. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss) used in computing basic net income (loss) per share	$(2,585)	$115,838
Interest on 5% Convertible Debentures	—	152

Net income (loss) used in computing diluted net income (loss) per share	$(2,585)	$115,990

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	30,478	25,343
Dilutive potential common shares:
Stock options	—	1,254
Warrants	—	234
5% Convertible Debentures	—	2,846

Shares used in computation of diluted net income (loss) per share	30,478	29,677

Basic net income (loss) per share	$(0.08)	$4.57

Diluted net income (loss) per share	$(0.08)	$3.91

     As of March 31, 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31,
2008
Outstanding stock options	6,840,918
Warrants	436,772
     For the three months ended March 31, 2007, options and warrants to purchase approximately 3.6 million and 28,743 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $7.67 were not included in the calculation because the effect would have been anti-dilutive.
12. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(2,585)	$115,838
Change in unrealized losses on short-term investments	(7)	—
Foreign currency translation adjustment	(12)	—

Total comprehensive income (loss)	$(2,604)	$115,838

13. SEGMENT REPORTING, GEOGRAPHIC INFORMATION, AND SIGNIFICANT CUSTOMERS
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
     The following tables display information about the Company’s reportable segments:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
		(restated)
Revenues:

Immersion Computing, Entertainment, and Industrial	$5,188	$3,758
Immersion Medical	3,008	2,657
Intersegment eliminations	(41)	(1)

Total	$8,155	$6,414

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(1,409)	$116,695
Immersion Medical	(1,159)	(862)
Intersegment eliminations	(17)	5

Total	$(2,585)	$115,838

	March 31	December 31
	2008	2007
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$184,012	$181,860
Immersion Medical	6,328	6,552
Intersegment eliminations	(20,140)	(20,044)

Total	$170,200	$168,368

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
     Revenue by Product Lines — Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$3,051	$1,774
3D	1,226	991
Touch Interface Products	870	992

Subtotal Immersion Computing, Entertainment, and Industrial	5,147	3,757
Immersion Medical	3,008	2,657

Total	$8,155	$6,414

     Revenue by Region — The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended
	March 31,
	2008	2007
North America	59%	67%
Europe	24%	17%
Far East	12%	14%
Rest of the world	5%	2%

Total	100%	100%

     The Company derived 57% and 66% of its total revenues from the United States of America for the three months ended March 31, 2008 and 2007, respectively. The Company derived 10% of its total revenues from Japan for the three months ended March 31, 2007. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on March 31, 2008 and December 31, 2007.

     Significant Customers — Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended
	March 31,
	2008		2007
Customer A	11%		12%
Customer B	*	%	* %
Customer C	*	%	10%

Total	11%		22%

*	Revenue derived from customer represented less than 10% for the period.
     Customer A and Customer B accounted for 17% and 12% of the Company’s accounts receivable on March 31, 2008. Customer B customer accounted for 24% of the Company’s accounts receivable on December 31, 2007. No other customer accounted for more than 10% of the Company’s accounts receivable on March 31, 2008.
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
     The Company and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance which the Company believed was remote.   In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the Court denied in part and granted in part the motions to dismiss the focus cases on substantially the same grounds as set forth in its prior opinion. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached approved.

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
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint to remove the declaratory relief claim. The Company opposed ISLLC’s motion, and cross-moved for judgment on the pleadings on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part the Company’s motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain. The parties are currently in the process of conducting discovery. On February 20, 2008, ISLLC filed a motion to extend all dates in the matter by ninety (90) days due to circumstances relating to ISLLC’s dealings with a third party to whom its members may sell their interests in ISLLC, and the possibility that ISLLC’s counsel may withdraw in the case. On March 18, 2008, the Court entered an order denying ISLLC’s request to extend dates. On March 24, 2008, ISLLC’s counsel filed a motion to withdraw as counsel. On May 1, 2008, the Court denied ISLLC’s counsel’s motion to withdraw without prejudice.
     The Company intends to defend itself vigorously against ISLLC’s allegations.
     Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that the Company breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of the Company’s claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc ., United States District Court for the Northern District of California, Case No. 02-0710-CW (see discussion above). The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment. In a letter sent to the Company dated May 1, 2007, Microsoft stated that it believes the Company owes Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. The Company was served with the complaint on July 6, 2007. On September 4, 2007, the Company filed its Answer, Affirmative Defenses, and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential the terms of the Company’s business agreement with Sony. Discovery is proceeding. The parties participated in a court ordered mediation on December 11, 2007, but were unsuccessful in resolving the matter. On January 10, 2008, Microsoft filed a motion to disqualify the Company’s counsel, Irell & Manella LLP on the grounds that one or more attorneys might be witnesses in the proceeding. On March 7, 2008, the Court issued an Order denying Microsoft’s motion. The Company disputes Microsoft’s allegations and intends to vigorously defend itself.
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

15. RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     Subsequent to the filing of Form 10-Q for the three months ended March 31, 2007, the Company determined that there were errors in its accounting for income taxes for the release of deferred income tax valuation allowance related to stock option deductions for prior years and the utilization of an incorrect effective state tax rate. The Company restated its previously reported provision for income taxes of $8.5 million to $15.1 million and previously reported net income of $122.4 million to $115.8 million. The impact on the condensed consolidated statements of operations and condensed consolidated cash flows is presented below:

	Three Months Ended
	March 31, 2007
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands
	except per share amounts)
Total revenues	$6,414	$—	$6,414

Income before provision for income taxes	$130,967	$—	$130,967
Provision for income taxes	(8,534)	(6,595)	(15,129)

Net income	$122,433	$(6,595)	$115,838

Basic net income per share	$4.83	$(0.26)	$4.57
Shares used in calculating basic net income per share	25,343	—	25,343

Diluted net income per share	$4.13	$(0.22)	$3.91
Shares used in calculating diluted net income per share	29,683	(6)	29,677

Changes to cash flows from operating activities:
Net income	$122,433	$(6,595)	$115,838
Excess tax benefits from stock-based compensation	(2,940)	(7,364)	(10,304)
Deferred income taxes	(5,508)	(259)	(5,767)
Income taxes payable	13,975	6,227	20,202
Other long-term liabilities	10	627	637

Net cash provided by operating activities	98,599	(7,364)	91,185

Changes to cash flows from financing activities:
Excess tax benefits from stock-based compensation	$2,940	$7,364	$10,304

Net cash provided by financing activities	7,476	7,364	14,840

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
OVERVIEW
     We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; mobile communications; and three-dimensional design and interaction. We manage these application areas under two operating and reportable segments: 1) Immersion Computing, Entertainment, and Industrial and 2) Immersion Medical.
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
         Product sales — We recognize revenues from product sales when the product is shipped, provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. We sell our products with warranties ranging from three to sixty months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe digitizer and provide an accrual for potential returns based on historical experience. We offer no other general right of return on our products.
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
         Expected term — We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We used the simplified method as prescribed by SAB No. 107 for options granted prior to December 31, 2007.
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
     See Note 8 to the condensed consolidated financial statements for further information regarding the SFAS No. 123R disclosures.
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
     Litigation Conclusions and Patent License
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
     Short-term Investments
     Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale” in accordance with SFAS No. 115. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments in accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold during our normal operating cycle. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
     We follow the guidance provided by FSP 115-1/124-1 and EITF No. 03-01 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
     Effective January 1, 2008, we adopted the provisions of SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. SFAS No. 157 is effective for the current fiscal year and was adopted by us as of January 1, 2008. The adoption of SFAS No. 157 on our assets and liabilities did not have a significant impact on our financial statements.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
     Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
     Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;
     Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     In February 2008, the Financial FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.
     Further information about the application of SFAS No. 157 may be found in Note 2 to the condensed consolidated financial statements.
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
     Intangible Assets
     We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2008, we capitalized costs associated with patents and trademarks of $508,000. Our total amortization expense for the same period for all intangible assets was $235,000.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 15 to the condensed consolidated financial statements
Overview
     We achieved a 27% increase in revenues during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The first quarter revenue growth was primarily due to a 57% increase in royalty and license revenues, mainly from increased mobility royalty and license fees and a 38% increase in development contract revenues, primarily from increased development contracts within our medical business. Our net loss was $2.6 million for the three months ended March 31, 2008 compared to net income of $115.8 million, for the three months ended March 31, 2007. In the first quarter of 2008, we continued to invest in research, development, sales, and marketing across all our key business segments. In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and recognized a gain of $119.9 million of litigation conclusions and patent license in the first three months of 2007.
     For the remainder of 2008, we expect to continue to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development and sales and marketing for longer-term growth areas. Our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	March 31,		Change
REVENUES	2008	2007
	($ In thousands)
Three months ended:
Royalty and license	$3,461	$2,211	57%
Product sales	3,851	3,590	7%
Development contracts and other	843	613	38%

Total Revenue	$8,155	$6,414	27%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Total Revenue — Our total revenue for the first three months of 2008 increased by $1.7 million or 27% from the first three months of 2007.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2008 was $3.5 million, an increase of $1.3 million or 57% from the three months ended March 31, 2007. The increase in royalty and license revenue was primarily due to an increase in mobile device license and royalty revenue of $801,000, an increase in gaming royalties of $331,000, and an increase in touch interface product royalties of $119,000.
     Mobile device license and royalty revenue increased due to the shipment of VibeTonz enabled phones by LG Electronics which began in the second quarter of 2007, and the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. Touch interface product royalties increased due to increased licensee revenue from additional products licensed in the automotive market.
     The increase in gaming royalties for the first three months of 2008 compared to the similar period in 2007 was mainly due to new royalty and license revenue from first-party gaming licensee Sony Computer Entertainment. During the first three months of 2008, we recognized $749,000 of revenue from Sony Computer Entertainment. Sony Computer Entertainment became a licensee in March 2007. We recorded $107,000 of revenue from Sony Computer Entertainment in the prior year comparative period. Revenues from our third-party peripheral licensees have generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the significant decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems.
     The market share shift to first-party peripheral makers in combination with other actions by Microsoft, Sony, and Nintendo has caused our gaming revenue from existing third-party peripheral licensees to decline. Sony announced on May 8, 2006 that the vibration feature that is currently available on PlayStation (PS1) and PlayStation 2 (PS2) console systems would be removed from the new PlayStation 3 (PS3) console system. The PS3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. This course of action by Sony has had material adverse consequences on our current gaming royalty revenues from third-party peripheral licensees since our gaming royalties have primarily been from licensed third-party controller products with vibration or force feedback capabilities that require some degree of vibration and/or force feedback support or compatibility in the video console system to be viable products. In the first quarter of 2007, Sony released an update to the PS3 console system that offered limited vibration and force feedback support for some older PS1 and PS2 games and controllers. In September 2007, Sony announced that it would fully restore vibration feedback features for the PS3 console system. The new PS3 DualShock 3 controllers with vibration feedback were released in Japan in November 2007 as standalone products sold separately from the PS3 console system. Sony released the PS3 DualShock 3 controller in April 2008 in the U.S. and is expected to release a version in Europe in spring of 2008. While a very limited number of third party PS3 vibration and force feedback products have been announced recently, we do not know to what extent Sony will foster the market for other third-party PS3 gaming peripherals with vibration feedback. To the extent Sony discourages or impedes third-party controller makers from making more PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited.
     Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007 (see Note 9 to the condensed consolidated financial statements for more discussion), we will recognize a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft broadens its licenses to third-party controller makers, particularly with respect to wireless controllers, our gaming royalty revenue may continue to decline. Additionally, Microsoft is now making touch-enabled wheels covered by its royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current or future products for which we earn per unit royalties. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo broadens its licenses to third-party controller makers, our gaming royalty revenue may continue to decline.
     Product sales — Product sales for the three months ended March 31, 2008 were $3.9 million, an increase of $261,000 or 7% as compared to the three months ended March 31, 2007. The increase in product sales was primarily due to increased 3D product sales of $227,000, mainly due to increased sales of our CyberForce, CyberGrasp, and MicroScribe products. In addition, there was an increase in product sales from touch interface products of $46,000 primarily due to increased sales of touchscreen and touch panel components and increased sales of force feedback electronics for arcade gaming. Touch interface products include touchscreen and touch panel components, rotary modules, and commercial gaming products.

     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support and warranty contracts. Development contract and other revenue was $843,000 during the three months ended March 31, 2008, an increase of $230,000 or 38% as compared to the three months ended March 31, 2007. The increase was mainly attributable to an increase in medical contract revenue of $363,000 due to increased development contracts. In addition, there was increased revenue recognized on mobile device development contracts and support of $145,000, offset by decreased touch interface product development contract revenue of $287,000.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of 2008, revenue generated in North America, Europe, Far East, and Rest of the World represented 59%, 24%, 12%, and 5%, respectively, compared to 67%, 17%, 14%, and 2%, respectively, for the first three months of 2007. The shift in revenues among regions was mainly due to an increase in revenue from mobile device license and contract revenue and touch interface product royalty revenue from Europe, and an increase in medical product revenue in the Rest of the World without corresponding increases in North America and the Far East. In the quarter ended March 31, 2008, we added several sales and support personnel to help grow our international business.

	March 31,		Change
COST OF PRODUCT SALES	2008	2007
	($ In thousands)
Three months ended:

Cost of product sales	$2,086	$1,543	35%
% of total product revenue	54%	43%
     Cost of Product Sales — Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $2.1 million, an increase of $543,000 or 35% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in cost of product sales was primarily due to increased direct material costs of $208,000, an increase of overhead costs of $199,000, and an increase in excess and obsolete inventory provisions of $140,000. The increase in direct material costs was mainly a result of increased product sales. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations which we anticipate will continue throughout 2008. Cost of product sales increased as a percentage of product revenue to 54% in the first three months of 2008 from 43% in the first three months of 2007. This increase is mainly due the increased overhead costs mentioned above as well as increased sales of our lower margin Virtual IV medical simulator and MicroScribe products changing the sales mix.

	March 31,		Change
OPERATING EXPENSES AND OTHER	2008	2007
	($ In thousands)
Three months ended:

Sales and marketing	$3,442	$2,703	27%
% of total revenue	42%	42%

Research and development	$3,229	$2,543	27%
% of total revenue	40%	40%

General and administrative	$4,263	$3,259	31%
% of total revenue	52%	51%

Amortization of intangibles	$235	$254	(7)%
% of total revenue	3%	4%

Litigation conclusions and patent license	$—	$(134,900)	* %
% of total revenue	—%	* %

*	-	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $3.4 million, an increase of $739,000 or 27% in the first quarter of 2008 compared to the comparable period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $442,000, increased marketing, advertising, and public relations costs of $110,000, increased employee recruiting costs of $106,000, and increased sales and marketing travel expense of $44,000. The increased compensation, benefits, and overhead expense and increased recruiting costs were primarily due to an increase in sales and marketing headcount, increased compensation for sales and marketing personnel, and increased non-cash stock based compensation charges, partially offset by decreased variable compensation. We expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies as well as continue to expand our sales and marketing presence internationally. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $3.2 million, an increase of $686,000 or 27% in the first quarter of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $448,000, an increase in professional consulting expense of $130,000 to supplement our engineering staff, and an increase in prototyping expenses of $86,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount, increased compensation for research and development personnel, and increased non-cash stock based compensation charges. We believe that continued investment in research and development is critical to our future success, and we expect to make investments in areas of product and technology development to support future growth.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $4.3 million, an increase of $1.0 million or 31% in the first quarter of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $621,000 and increased legal, professional, and license fee expense of $346,000. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock based compensation charges. The increased legal, professional, and license fee expenses were primarily due to increased audit, tax, and accounting fees, and increased litigation costs. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to defend our intellectual property.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $19,000 or 7% in the first quarter of 2008 compared to the same period in 2007. The decrease was primarily attributable to some intangible assets reaching full amortization partially offset by an increase from the cost and number of new patents being amortized.
     Litigation Conclusions and Patent License — There were no litigation conclusions and patent license items for the first three months of 2008. For the same period in 2007, the $134.9 million is comprised of $119.9 million related to Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. As of March 19, 2007, both parties entered into an agreement whereby we granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of its affiliates certain other licenses [relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products], an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. We recorded $749,000 and $107,000 as revenue for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had recorded $3.1 million of the $30.0 million as revenue and will record the remaining $26.9 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21. Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We are accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.
     Under the terms of a series of agreements that we entered into with Microsoft in 2003, in the event we had elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The patent infringement litigation with Sony Computer Entertainment was concluded in March 2007 at the U.S. Court of Appeals for the Federal Circuit without settlement. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we accounted for this sum during 2007 as litigation conclusions and patent license income. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. We dispute Microsoft’s allegations and intend to vigorously defend ourselves. See Contingencies Note 14 to the condensed consolidated financial statements. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gain on the sale of short-term investments. Interest and other income increased by $1.1 million in the first quarter of 2008 compared to the same period in 2007. This improvement was primarily the result of additional interest income earned on increased cash, cash equivalents, and short-term investments invested after the receipt of the judgment from Sony Computer Entertainment in March 2007.

     Interest Expense — Interest expense consisted primarily of interest and accretion expense on our 5% Convertible Debentures. Interest expense decreased by $406,000 in the first quarter of 2008 compared to the same period in 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007.
     Provision for Income Taxes — Based on the first quarter of 2008 pre-tax loss of $3.6 million and future projections, we recorded a benefit for income taxes for the quarter ended March 31, 2008 of $1.0 million, yielding an effective tax rate of 28.1%. For the first quarter of 2007, we recorded a provision for income taxes of $15.1 million on a pre-tax profit of $131.0 million, yielding an effective tax rate of 11.6%.
     The income tax benefit for the three months ended March 31, 2008 is arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The provision for income taxes for the three months ended March 31, 2007 is primarily reflective of federal and state tax expense as a result of our pre-tax income of $131.0 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 9 to the condensed consolidated financial statements. For the three months ended March 31, 2007, the effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets as we used the majority of our net operating loss carryforwards against taxable income.
SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
		(restated)
Revenues:

Immersion Computing, Entertainment, and Industrial	$5,188	$3,758
Immersion Medical	3,008	2,657
Intersegment eliminations	(41)	(1)

Total	$8,155	$6,414

Net Income (Loss)*:
Immersion Computing, Entertainment, and Industrial	$(1,409)	$116,695
Immersion Medical	(1,159)	(862)
Intersegment eliminations	(17)	5

Total	$(2,585)	$115,838

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $5.2 million, an increase of $1.4 million or 38% in the first quarter of 2008 compared to the same period in 2007. Royalty and license revenues increased by $1.3 million, mainly due to the shipment of VibeTonz enabled phones by LG Electronics which began in the second quarter of 2007 and the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007, new royalty and license revenue from Sony Computer Entertainment, and an increase in touch interface product royalties from additional products licensed in the automotive market. Product sales increased by $312,000 primarily due to increased 3D product sales mainly due to increased sales of our CyberForce, CyberGrasp, and MicroScribe products. In addition, there was an increase in product sales from touch interface products primarily due to increased sales of touchscreen and touch panel components and increased sales of force feedback electronics for arcade gaming. Development contract revenue decreased by $133,000 primarily due to reduced touch interface product development contract revenue, partially offset by increased revenue recognized on mobile device development contracts and support. Net loss for the three months ended March 31, 2008 was $1.4 million, an increase of $118.1 million compared to the same period in 2007. The increase was primarily due to litigation conclusions and patent license income of $134.9 million

($119.9 million from Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance) occurring in the first quarter of 2007 not reoccurring in the first quarter of 2008, an increase in general and administrative expenses of $932,000, an increase in sales and marketing expenses of $569,000, and an increase of research and development expenses of $407,000. The increases to the net loss were partially offset by decreased provision for income taxes of $16.1 million; an increase in interest and other income of $1.1 million due to increased cash, cash equivalents, and short-term investments; increased gross margin of $1.0 million mainly from increased sales; and a decrease in interest expense of $407,000 due to the conversion and redemption of our 5% Convertible Debentures.
     Immersion Medical segment — Revenues from Immersion Medical were $3.0 million, an increase of $351,000 or 13%, for the first quarter of 2008 compared to the same period in 2007. The increase was primarily due to an increase of $362,000 in medical development contract revenue. Net loss for the three months ended March 31, 2008 was $1.2 million, an increase of $297,000 or 34% compared to the same period in 2007. The increase was mainly due to increased research and development expenses of $279,000, increased sales and marketing expenses of $170,000, and increased general and administrative expenses of $73,000. The increased operating expenses were offset in part by increased gross margin of $218,000 due to the increased mix of higher margin development contracts.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and government agency securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.
     On March 31, 2008, our cash, cash equivalents, and short-term investments totaled $140.0 million, an increase of $1.9 million from $138.1 million on December 31, 2007.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to Court Orders. Furthermore, we entered into a new business agreement. Under the new business agreement, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of March 31, 2008, we had received five of these installments.
     We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements as noted in Note 9 to the condensed consolidated financial statements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we accounted for this sum during 2007 as litigation conclusions and patent license income. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. We dispute Microsoft’s allegations and intend to vigorously defend ourselves. See Contingencies Note 14 to the condensed consolidated financial statements. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
     Net cash provided by operating activities during the three months ended March 31, 2008 was $1.7 million, a change of $89.5 million from the $91.2 million provided during the three months ended March 31, 2007. Cash provided by operations during the three months ended March 31, 2008 was primarily the result of an increase of $2.2 million due to a change in accounts receivable, a $2.0 million increase due to a change in deferred revenue and customer advances, an increase of $541,000 due to a change in accounts payable due to the timing of payments to vendors, and an increase of $521,000 due to a change in accrued compensation and other current liabilities. These increases were offset by a net loss of $2.6 million, a decrease of $1.2 million due to a change in prepaid expenses and other current assets, a decrease of $412,000 due to a change in income taxes payable, a decrease of $369,000 due to a change in inventories, and a decrease of $251,000 due to a change in deferred income taxes. Cash provided by operations during the three months ended March 31, 2008 was also impacted by noncash charges and credits of $1.3 million, including $964,000 of noncash stock-based compensation, $260,000 in depreciation and amortization, $235,000 in amortization of intangibles, partially offset by a credit of $107,000 from excess tax benefits from stock-based compensation, and an $81,000 realized gain on sales of short-term investments.
     Net cash provided from investing activities during the three months ended March 31, 2008 was $48.9 million, compared to the $549,000 used in investing activities during three months ended March 31, 2007, an increase of $49.4 million. Net cash provided by investing activities during the period consisted of an increase maturities or sales of short-term investments of $49.7 million, partially offset by a $508,000 increase in other assets, primarily due to capitalization of external patent filing and application costs and $280,000 used to purchase property and equipment.
     Net cash provided by financing activities during the three months ended March 31, 2008 was $934,000 compared to $14.8 million provided during the three months ended March 31, 2007, or a $13.9 million decrease from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options and warrants in the amount of $827,000 and an increase of $107,000 from excess tax benefits from tax deductible stock-based compensation.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We have continuing litigation and we will continue to protect and defend our extensive intellectual property portfolio across all business segments which could require ongoing use of our working capital. We anticipate that capital expenditures for the year ended December 31, 2008 will total approximately $2.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. On November 1, 2007, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock. Additionally, if we acquire one or more businesses, patents, or products, or invest in other companies, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007:

			2009 and	2011 and
Contractual Obligations	Total	2008	2010	2012
	(In thousands)
Operating leases	$2,300	$1,100	$1,191	$9

     As discussed in Note 10 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN48. At March 31, 2008, we had a liability for unrecognized tax benefits totaling approximately $628,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 1 to the condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $137.7 million as of March 31, 2008. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in an approximate $100,000 decrease in the fair value of our cash equivalents and short-term investments as of March 31, 2008.
     We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our cash equivalents and short-term investment portfolios. The primary objective of our policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our investment policy limits the maximum weighted average duration of all invested funds to 12 months. Our policy’s guidelines also limit exposure to loss by limiting the sums we can invest in any individual security and restricting investment to securities that meet certain defined credit ratings. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

     Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international and export sales that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements.
ITEM 4. CONTROLS AND PROCEDURES
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that due to a material weakness related to our internal controls with respect to the accounting for income taxes identified at December 31, 2007 that has not been remediated as of March 31, 2008, our disclosure controls and procedures were not effective as of March 31, 2008. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules for Form 10-Q.
     We reported the following material weakness as of December 31, 2007 in our Annual Report on Form 10-K: our disclosure controls and procedures did not adequately provide for effective controls over the accounting for income taxes, including the accurate determination and reporting of (i) the release of deferred income tax valuation allowance related to stock option deductions, and (ii) effective state income tax rates. Specifically, our disclosure controls and procedures did not adequately provide for effective control over the review and monitoring of the accuracy of the components of the deferred income tax valuation allowances and related stock option deductions, and the review and monitoring of the effective state income tax rate utilized in the determination of state income taxes. This control deficiency resulted in material adjustments to the previously reported quarterly unaudited financial results as of March 31, 2007 and the cumulative loss amounts for quarterly unaudited financial results as of June 30, 2007, and September 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In order to remediate this material weakness, we have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to income tax matters. The following changes in our internal control over financial reporting began during the quarter ended March 31, 2008:
     1. We initiated a search to hire appropriate personnel to enable us to consider and apply proper accounting for income taxes; design and implement controls to ensure that the rationale for positions taken on certain tax matters will be adequately documented and appropriately communicated to all internal and external members of our tax team; and design and implement controls over the adjustment of the income tax accounts based on the preparation and filing of income tax returns.
     2. We engaged outside consultants to advise us in areas of complex tax accounting and to design and implement controls to ensure proper communication with our personnel to obtain the needed advice and review of tax related accounting and reporting documentation.
     We believe that these corrective steps, once fully implemented, will sufficiently remediate the material weaknesses described above. Aside from the ongoing implementation of these measures, there were no changes to internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     We and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance that we believed was remote. In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006 and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the Court denied in part and granted in part the motions to dismiss the focus cases on substantially the same grounds as set forth in its prior opinion. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached, approved.
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
     On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against us that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, we filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ''213 and ''333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims.
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
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court, or in the alternative, for leave to file an amended complaint to remove the declaratory relief claim. We opposed ISLLC’s motion, and cross-moved for judgment on the pleadings, on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the Court ruled on the motions, denying ISLLC’s motion to remand, or for leave to file an amended complaint, and granting, in part, our motion for judgment on the pleadings. The Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the Court’s previous rulings, remain. The parties are currently in the process of conducting discovery. On February 20, 2008, ISLLC filed a motion to extend all dates in the matter by ninety (90) days due to circumstances relating to ISLLC’s dealings with a third party to whom its members may sell their interests in ISLLC, and the possibility that ISLLC’s counsel may withdraw in the case. On March 18, 2008, the Court entered an order denying ISLLC’s request to extend dates. On March 24, 2008, ISLLC’s counsel filed a motion to withdraw as counsel. On May 1, 2008, the Court denied ISLLC’s counsel’s motion to withdraw without prejudice.
     We intend to defend ourselves vigorously against ISLLC’s allegations.
Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that we breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of our claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc., United States District Court for the Northern District of California, Case No. 02-0710-CW). The complaint alleges that Microsoft is entitled to a share of the judgment monies and other sums received from Sony Computer Entertainment. In a letter sent to us dated May 1, 2007, Microsoft stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. We were served with the complaint on July 6, 2007. On September 4, 2007, we filed our Answer, Affirmative Defenses and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential the terms of our business agreement with Sony. Discovery is proceeding. The parties participated in a court ordered mediation on December 11, 2007, but were unsuccessful in resolving the matter. On January 10, 2008, Microsoft filed a motion to disqualify our counsel, Irell & Manella LLP on the grounds that one or more attorneys might be witnesses in the proceeding. On March 7, 2008, the Court issued an Order denying Microsoft’s motion. We dispute Microsoft’s allegations and intend to vigorously defend ourselves.
Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd. We intend to vigorously prosecute this lawsuit.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $23 MILLION AS OF MARCH 31, 2008, HAVE A HISTORY OF LOSSES, MAY EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
     Since 1997, we have incurred losses in all but four recent quarters. We need to generate significant ongoing revenue to maintain profitability. We anticipate that our expenses will increase in the foreseeable future as we:
•	continue to develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our intellectual property;

•	pursue strategic relationships;

•	acquire intellectual property or other assets from third-parties;

•	invest in systems and processes to manage our business; and

•	expand international facilities.
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
     In 2003, we executed a series of agreements with Microsoft as described in Note 9 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements under the Microsoft agreements. In accordance with the sublicense agreement, in the event that we elected to settle the action in the United States District Court for the Northern District of California, entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement. We determined that we are not obligated under our agreements with Microsoft to make any payment to it relating to the conclusion of our litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. Further, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging we are in breach of our contract with Microsoft, and that it is entitled to a share of the judgment monies and other sums we received from Sony Computer Entertainment. We dispute Microsoft’s allegations and intend to vigorously defend ourselves in the lawsuit. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
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
     Our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd in the Eastern District of Texas.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on litigation, please see Note 14 to the condensed consolidated financial statements and the section titled Item 1. “Legal Proceedings.”
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
WE ARE SUBJECT TO THE RISK OF ADDITIONAL LITIGATION IN CONNECTION WITH THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE POTENTIAL LIABILITY FROM ANY SUCH LITIGATION COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.
     We announced that we restated our condensed consolidated financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. See Note 15 to the condensed consolidated statements. We have restated the 2007 first quarter condensed consolidated financial statements in this report. We plan to restate the 2007 second and third quarter condensed consolidated financial statements prospectively when we file our 2008 second and third quarter condensed consolidated financial statements on Form 10-Q. As a result of the restatement of our condensed consolidated financial statements, we could become subject to purported class action, derivative, or other securities litigation. As of the date hereof, we are not aware of any such litigation having been commenced against us related to these matters, but we cannot predict whether any such litigation will be commenced or, if it is, the outcome of any such litigation. The initiation of any such securities litigation may harm our business and financial condition.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2008 and 2007, 42% and 34%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop paying us, attempt to design around our intellectual property, challenge our intellectual property, or stop making it rather than pay us royalties based on sales of the product.
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
     Under the terms of our agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 systems for a fixed license payment. The PS3 console system was launched in late 2006 in the United States and Japan without force feedback capability. Sony has since released an update to the PS3 that offers limited vibration and force feedback support for some older PS1 and PS2 games and PS1 and PS2 rumble and force feedback controllers only. Sony also announced in September 2007 that it would fully restore the same vibration feedback features for the PS3 console system, PS3 games, and a new PS3 controller that were standard in the PS2 console system, PS2 games, and PS2 controllers. The new PS3 controllers with vibration feedback were released in Japan in November 2007, in the U.S. in April 2008, and are expected to be released in Europe in the spring of 2008. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony does not license market-leading third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next-generation console systems like the Nintendo Wii and Microsoft Xbox 360.
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
     Laerdal accounts for a significant portion of our revenue. For the three months ended March 31, 2008, and 2007, 11% and 12%, respectively, of our total revenues were derived from Laerdal. If our product sales to Laerdal decline, then our total revenue may decline.
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

     We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees, component customers, and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies. Negative product reviews or publicity about our company, our products, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technologies in the future.
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
     Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful or timely. Any new or enhanced technologies may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources. Moreover, technology products generally have relatively short product life cycles and our current products may become obsolete in the future. Additionally, as haptic technology gains market momentum, more research by universities and/or corporations or other parties may be performed potentially leading to strong intellectual property positions by third parties in certain areas of haptics or the launch of haptics products before we commercialize our own technology. Our ability to generate revenues will be harmed if:
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
WE HAVE DETERMINED THAT OUR INTERNAL CONTROLS RELATING TO INCOME TAXES ARE CURRENTLY INEFFECTIVE.
     As discussed in Item 4, Controls and Procedures, our management team, under the supervision and with the participation of our Chief Financial Officer and former Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls as of December 31, 2007. They concluded that our internal controls over financial reporting as they relate to income taxes were ineffective as of that date. We have subsequently initiated actions that are intended to improve our accounting for income taxes and the related internal controls. Any material weakness in our internal controls over the accounting for income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.

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
     Because of this material weakness, there is risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We are currently in the process of implementing control procedures to remediate the material weakness. We cannot guarantee, however, that such remediation efforts will correct the material weakness such that our internal control over financial reporting will be effective. In the event that we do not adequately remedy this material weakness, or if we fail to maintain effective internal controls in future periods, our operating results, financial position and stock price could be adversely affected.
LEGISLATIVE ACTIONS, HIGHER INSURANCE COST, AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.
     There have been regulatory changes and new accounting pronouncements including the Sarbanes-Oxley Act of 2002, and SFAS No. 123R which have had an effect on our financial position and results of operations. Under SFAS No. 123R, we have been required since January 1, 2006, to adopt a different method of determining the compensation expense of our employee stock options. SFAS No. 123R has had a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.
     There may potentially be new accounting pronouncements or additional regulatory rulings that also have an impact on our future financial position and results of operations. These and other potential changes could materially increase the expenses we report under GAAP and adversely affect our operating results.
AUDITS FROM TAXING AUTHORITIES SUCH AS THE INTERNAL REVENUE SERVICE COULD IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.
     Our fiscal 2004 income tax return is currently under a routine examination by the Internal Revenue Service. The results of this audit or other audits could adversely affect our financial position or operating results.
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2008

IMMERSION CORPORATION
By	/s/ Stephen Ambler
Stephen Ambler
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description	.
31.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.