Form 10-Q
period 2008-06-30
IMMERSION CORP
filed 2008-08-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     Number of shares of common stock outstanding at August 1, 2008: 29,425,216

IMMERSION CORPORATION
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2008 and 2007 (Restated)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and 2007 (Restated)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 4. Submission of Matters to a Vote of Security Holders	55

Item 6. Exhibits	56

SIGNATURES	57
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$97,535	$86,493
Short-term investments	31,835	51,619
Accounts receivable (net of allowances for doubtful accounts of: June 30, 2008 — $165 and December 31, 2007 — $85)	5,315	5,494
Inventories, net	4,328	3,674
Deferred income taxes	3,857	3,351
Prepaid expenses and other current assets	4,200	3,036

Total current assets	147,070	153,667
Property and equipment, net	2,636	2,112
Deferred income tax assets, net	3,999	4,031
Intangibles, net and other assets	9,560	8,558

Total assets	$163,265	$168,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,647	$1,657
Accrued compensation	2,900	1,828
Other current liabilities	2,479	2,629
Deferred revenue and customer advances	5,439	4,478

Total current liabilities	12,465	10,592
Long-term deferred revenue, less current portion	15,744	14,269
Other long-term liabilities	1,750	1,720

Total liabilities	29,959	26,581

Contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: June 30, 2008 — 30,599,524 and December 31, 2007 — 30,389,850; shares outstanding: June 30, 2008 — 29,880,841 and December 31, 2007 — 30,389,850	163,546	160,147
Warrants	1,731	1,731
Accumulated other comprehensive income	88	137
Accumulated deficit	(25,904)	(20,228)
Treasury stock at cost: June 30, 2008 — 718,683 shares and December 31, 2007 — 0 shares	(6,155)	—

Total stockholders’ equity	133,306	141,787

Total liabilities and stockholders’ equity	$163,265	$168,368

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
				(As restated,
				see Note 15)
Revenues:
Royalty and license	$3,171	$2,747	$6,632	$4,958
Product sales	5,386	5,289	9,237	8,879
Development contracts and other	756	559	1,599	1,172

Total revenues	9,313	8,595	17,468	15,009

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	2,570	2,427	4,656	3,970
Sales and marketing	4,258	3,030	7,700	5,733
Research and development	2,855	2,513	6,084	5,056
General and administrative	5,084	3,122	9,347	6,381
Amortization of intangibles	170	242	405	496
Litigation conclusions and patent license	—	—	—	(134,900)

Total costs and expenses	14,937	11,334	28,192	(113,264)

Operating income (loss)	(5,624)	(2,739)	(10,724)	128,273
Interest and other income	909	1,820	2,416	2,181
Interest expense	—	(407)	—	(813)

Income (loss) before benefit (provision) for income taxes	(4,715)	(1,326)	(8,308)	129,641
Benefit (provision) for income taxes	1,624	1,502	2,632	(13,627)

Net income (loss)	$(3,091)	$176	$(5,676)	$116,014

Basic net income (loss) per share	$(0.10)	$0.01	$(0.19)	$4.49

Shares used in calculating basic net income (loss) per share	30,356	26,297	30,417	25,822

Diluted net income (loss) per share	$(0.10)	$0.01	$(0.19)	$3.81

Shares used in calculating diluted net income (loss) per share	30,356	28,619	30,417	30,566

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
		(As restated,
		see Note 15)
Cash flows from operating activities:
Net income (loss)	$(5,676)	$116,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	541	430
Amortization of intangibles	405	496
Stock-based compensation	1,929	1,243
Excess tax benefits from stock-based compensation	(176)	(9,240)
Realized gain on short-term investments	(80)	—
Interest expense — accretion on 5% Convertible Debenture	—	316
Fair value adjustment of Put Option and Registration Rights	—	(2)
Loss on disposal of equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable	175	(1,520)
Inventories	(590)	(425)
Deferred income taxes	(475)	(5,668)
Prepaid expenses and other current assets	(1,164)	269
Other assets	19	—
Accounts payable	290	(1,188)
Accrued compensation and other current liabilities	1,186	464
Income taxes payable	(319)	13,515
Deferred revenue and customer advances	2,436	(28,877)
Other long-term liabilities	30	647

Net cash provided by (used in) operating activities	(1,469)	86,480

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(32,144)	(24,913)
Maturities of short-term investments	51,979	—
Intangibles and other assets	(1,555)	(833)
Purchases of property and equipment	(1,065)	(656)

Net cash provided by (used in) investing activities	17,215	(26,402)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	168	147
Exercise of stock options and warrants	1,121	8,322
Excess tax benefits from stock-based compensation	176	9,240
Purchases of treasury stock	(6,155)	—

Net cash provided by (used in) financing activities	(4,690)	17,709

Effect of exchange rates on cash and cash equivalents	(14)	831

Net increase in cash and cash equivalents	11,042	78,618
Cash and cash equivalents:
Beginning of the period	86,493	32,012

End of the period	$97,535	$110,630

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(731)	$5,032

Cash paid for interest	$—	$500

Non-cash investing and financing activities:
Amounts accrued for property and equipment and intangibles	$701	$632

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim period have been included.
     The results of operations for the interim periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company continues to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.
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
          Royalty and license revenue — The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor-specific objective evidence (“VSOE”) related to the value of the services does not exist.
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

2.	CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term Investments

	June 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate commercial paper	$14,936	$—	$(23)	$14,913
U.S. Government agency securities	16,920	2	—	16,922

Total	$31,856	$2	$(23)	$31,835

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate commercial paper	$41,740	$—	$(34)	$41,706
U.S. Government agency securities	9,871	42	—	9,913

Total	$51,611	$42	$(34)	$51,619

     The contractual maturities of the Company’s available-for-sale securities on June 30, 2008 and December 31, 2007 were all due in one year or less.
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
     The following table sets forth the Company’s cash equivalents and short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2008. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
		(In thousands)
Corporate commercial paper	$—	$24,885	$—	$24,885
U.S. Government agency securities	43,551	—	—	43,551
Money market accounts	59,804	—	—	59,804

Total	$103,355	$24,885	$—	$128,240

3. INVENTORIES

	June 30,	December 31,
	2008	2007
	(In thousands)
Raw materials and subassemblies	$3,340	$2,843
Work in process	182	179
Finished goods	806	652

Inventories, net	$4,328	$3,674

4. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2008	2007
	(In thousands)
Computer equipment and purchased software	$3,655	$3,195
Machinery and equipment	2,907	2,532
Furniture and fixtures	1,248	1,212
Leasehold improvements	1,239	1,267

Total	9,049	8,206
Less accumulated depreciation	(6,413)	(6,094)

Property and equipment, net	$2,636	$2,112

5. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2008	2007
	(In thousands)
Patents and technology	$16,281	$15,105
Accumulated amortization of patents and technology	(7,119)	(6,714)

Intangibles, net	9,162	8,391
Other assets	398	167

Intangibles and other assets, net	$9,560	$8,558

     The estimated annual amortization expense for intangible assets as of June 30, 2008 is $705,000 in 2008, $850,000 in 2009, $1.1 million in 2010, $1 million in 2011, $980,000 in 2012, and $4.9 million in total for all years thereafter.

6. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2008	2007
	(In thousands)
Accrued legal	$783	$417
Income taxes payable	33	534
Other current liabilities	1,663	1,678

Total other current liabilities	$2,479	$2,629

Deferred revenue, current portion	$5,348	$4,352
Customer advances	91	126

Total current deferred revenue, and customer advances	$5,439	$4,478

7. LONG-TERM DEFERRED REVENUE
     On June 30, 2008, long-term deferred revenue was $15.7 million and included approximately $13.6 million of deferred revenue from Sony Computer Entertainment. On December 31, 2007, long-term deferred revenue was $14.3 million and included approximately $11.7 million from Sony Computer Entertainment. See Note 9 for further discussion.
8. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s stock option program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in this stock option program. Since inception, under the Company’s stock option plans, the Company may grant options to purchase up to 19,377,974 shares of its common stock to employees, directors, and consultants at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. On June 30, 2008, options to purchase 2,168,010 shares of common stock were available for grant, and options to purchase 7,505,995 shares of common stock were outstanding.
     On June 6, 2007, the Company’s stockholders approved the Immersion Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 1997 Stock Option Plan (the “1997 Plan”). Effective June 6, 2007, the 1997 Plan was terminated. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock, and restricted stock units to non-employee members of the Company’s Board of Directors and deferred compensation awards to officers, directors, and certain management or highly compensated employees. The 2007 Plan authorizes the issuance of 2,303,232 shares of the Company’s common stock, and up to an additional 1,000,000 shares subject to awards that remain outstanding under the 1997 Plan as of June 6, 2007 and which subsequently terminate without having been exercised or which are forfeited to the Company.
     On April 30, 2008, the Company’s Board of Directors approved the issuance of equity awards under the Immersion Corporation 2008 Employment Inducement Award Plan (the “2008 Plan”). Under the 2008 Plan, the Company may issue awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, deferred compensation awards, and other cash and stock awards. Such awards may be granted to new employees who had not previously been a director, and former employees or directors whose period of service was followed by a bona-fide period of non-employment.
     Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of June 30, 2008, 370,825 shares had been purchased since the inception of the ESPP. Under SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.
     The Company did not modify its ESPP in the six months ended June 30, 2008.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
			(In years)
Outstanding at December 31, 2007 (3,774,245 exercisable at a weighted average price of $9.11 per share)	6,014,370	$9.11
Granted (weighted average fair value of $5.10 per share)	2,035,925	8.94
Exercised	(189,504)	5.91
Cancelled	(354,796)	9.60

Outstanding at June 30, 2008	7,505,995	$9.12	5.96	$2.88 million

Exercisable at June 30, 2008	4,180,829	$9.06	3.88	$2.79 million

     The expected to vest share balance as of June 30, 2008 is 6,250,503.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2008. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise, was $647,000 for the six months ended June 30, 2008.
     Additional information regarding options outstanding as of June 30, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.20 - $6.03	839,975	4.29	$3.61	806,397	$3.53
6.07 - 6.95	1,052,097	6.51	6.69	670,585	6.64
6.96 - 7.02	763,089	5.63	6.99	669,117	6.99
7.03 - 8.34	564,804	5.80	7.71	268,787	7.90
8.61 - 8.61	757,837	9.33	8.61	—	—
8.67 - 9.01	795,106	3.44	8.98	576,318	8.97
9.04 - 9.04	754,102	6.89	9.04	262,205	9.04
9.11 - 9.81	938,500	7.79	9.67	207,144	9.24
10.00 -17.15	751,051	4.96	13.41	449,592	12.42
17.27 -43.25	289,434	2.32	31.34	270,684	32.32

$1.20-$43.25	7,505,995	5.96	$9.12	4,180,829	$9.06

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
     The assumptions used to value option grants and shares under the ESPP are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options	2008	2007	2008	2007
Expected term (in years)	5.5	6.25	5.5	6.25
Volatility	63%	59%	62%	60%
Interest rate	3.4%	5.0%	2.9%	4.6%
Dividend yield	—	—	—	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock PurchasePlan	2008	2007	2008	2007
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	73%	45%	73%	45%
Interest rate	2.2%	5.2%	2.2%	5.2%
Dividend yield	—	—	—	—

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income Statement Classifications	(In thousands)		(In thousands)
Cost of product sales	$52	$26	$75	$46
Sales and marketing	326	217	580	377
Research and development	183	128	465	314
General and administrative	404	238	809	506

Total	$965	$609	$1,929	$1,243

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months and six months ended June 30, 2008, the Company recorded $69,000 and $176,000, respectively, of excess tax benefits from stock-based compensation. For the three months and six months ended June 30, 2007, the Company recorded $760,000 and $9.2 million, respectively, of excess tax benefits from stock-based compensation.
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
     As of June 30, 2008, there was $11.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.07 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Warrants
     On December 23, 2004, in conjunction with 5% Convertible Debentures, the Company issued an aggregate of 426,951 warrants to purchase shares of its common stock at an exercise price of $7.0265. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire.
     Stock Repurchase Program
     On November 1, 2007, the Company announced its Board of Directors’ authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the quarter ended June 30, 2008, the Company repurchased 718,683 shares for $6.2 million at an average cost of $8.56 through open market repurchases. This amount is classified as treasury stock on our condensed consolidated balance sheet.
9. LITIGATION CONCLUSIONS AND PATENT LICENSE
     In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the judgment against it from the United States District Court for the Northern District of California, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under the Company’s patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony Computer Entertainment’s current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, the Company also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income, and the remaining $30.0 million is allocated to deferred license revenue to the extent payment is received in advance of revenue recognition. Such deferred revenue was $16.6 million at June 30, 2008. The Company recorded $749,000 and $1.5 million as revenue for the three-month and six-month periods ended June 30, 2008, respectively. The Company recorded $749,000 and $856,000 as revenue for the three-month and six-month periods ended June 30, 2007, respectively. On June 30, 2008, the Company had recorded $3.9 million of the $30.0 million as revenue and will record the remaining $26.1 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with Accounting Principles Board Opinion No. 21 (“ABP No. 21”). Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.
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
10. INCOME TAXES
     For the three months and six months ended June 30, 2008, the Company recorded income tax benefits of $1.6 million and $2.6 million on income (loss) before taxes of $(4.7) million and $(8.3) million yielding effective tax rates of 34.4% and 31.7%, respectively. For the three months and six months ended June 30, 2007, the Company recorded income tax benefits (provisions) for income taxes of $1.5 million and $(13.6) million, on income (loss) before taxes of $(1.3) million and $129.6 million, yielding effective tax rates of 113.3% and 10.5%. The effective tax rate for 2008 differs from the statutory rate primarily due to certain permanent items and foreign withholding taxes. The income tax benefit and provision for the three months and six months ended June 30, 2008 and 2007, respectively, are as a result of applying the estimated annual effective tax rate to income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur.
     The Company adopted FIN 48, regarding accounting for uncertain tax benefits, on January 1, 2007. As of June 30, 2008, the Company has unrecognized tax benefits of approximately $640,000, including interest of $13,000 which, if recognized, would result in a reduction of the Company’s effective tax rate. Future changes in the unrecognized tax benefit will have an impact on the effective tax rate. There were no material changes in the amount of unrecognized tax benefits during the quarter ended June 30, 2008. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
     The Company is subject to taxation in the United States and various states and foreign jurisdictions. The tax years 1993-2007 remain open to examination by the federal and most state tax authorities due to net operating loss and credit carryforwards.

The Company’s foreign operations in Canada are open to audit under statute of limitation for the years ending December 31, 1998 through 2007. During June 2008, the Internal Revenue Service concluded the examination of calendar year 2004 with no changes.
     Net deferred tax assets were approximately $7.9 million as of June 30, 2008 and are primarily timing differences between amounts recorded for financial reporting purposes and amounts used for income tax purposes. During the quarter ended June 30, 2008, the Company evaluated ownership changes from 2004 to 2008 and determined that there were no limitations on the Company’s net operating loss carryforwards.
     The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits from employee stock options. The net tax benefits from employee stock option transactions were approximately $75,000 and $182,000 during the three months and six months ended June 30, 2008, respectively and are reflected as an increase to additional paid-in capital. The net tax benefits from employee stock options for the three months and six months ended June 30, 2007 were approximately $1.3 million and $11.8 million, respectively. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.
11.	NET INCOME (LOSS) PER SHARE
      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
				(restated)
Numerator:
Net income (loss) used in computing basic net income (loss) per share	$(3,091)	$176	$(5,676)	$116,014
Interest on 5% Convertible Debentures	—	—	—	304

Net income (loss) used in computing diluted net income (loss) per share	$(3,091)	$176	$(5,676)	$116,318

Denominator:
Shares used in computation of basic net income (loss) per share
(weighted average common shares outstanding)	30,356	26,297	30,417	25,822
Dilutive potential common shares:
Stock options	—	1,933	—	1,553
Warrants	—	389	—	345
5% Convertible Debentures	—	—	—	2,846

Shares used in computation of diluted net income (loss) per share	30,356	28,619	30,417	30,566

Basic net income (loss) per share	$(0.10)	$0.01	$(0.19)	$4.49

Diluted net income (loss) per share	$(0.10)	$0.01	$(0.19)	$3.81

     As of June 30, 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

June 30,
2008
Outstanding stock options	7,505,995
Warrants	436,772

     For the three months and six months ended June 30, 2007, options and warrants to purchase approximately 534,578 and 918,988 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $11.27 and $9.50 respectively were not included in the calculation because the effect would have been anti-dilutive. Additionally for the three months ended June 30, 2007, securities representing the conversion of the 5% Convertible Debentures of 2,846,363 were excluded from the calculation because the effect would have been anti-dilutive.
12. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
				(restated)
Net income (loss)	$(3,091)	$176	$(5,676)	$116,014
Change in unrealized losses on short-term investments	(21)	(25)	(29)	(25)
Foreign currency translation adjustment	(8)	32	(20)	32

Total comprehensive income (loss)	$(3,120)	$183	$(5,725)	$116,021

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

     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
				(restated)
Revenues:

Immersion Computing, Entertainment, and Industrial	$5,012	$4,474	$10,200	$8,232
Immersion Medical	4,301	4,147	7,309	6,804
Intersegment eliminations	—	(26)	(41)	(27)

Total	$9,313	$8,595	$17,468	$15,009

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(2,647)	$152	$(4,056)	$116,847
Immersion Medical	(456)	23	(1,615)	(839)
Intersegment eliminations	12	1	(5)	6

Total	$(3,091)	$176	$(5,676)	$116,014

	June 30	December 31
	2008	2007
	(In thousands)
Total Assets:

Immersion Computing, Entertainment, and Industrial	$177,222	$181,860
Immersion Medical	7,668	6,552
Intersegment eliminations	(21,625)	(20,044)

Total	$163,265	$168,368

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

     Revenue by Product Lines — Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$2,913	$1,716	$5,964	$3,490
3D	1,092	1,097	2,318	2,088
Touch Interface Products	1,007	1,635	1,877	2,627

Subtotal Immersion Computing, Entertainment, and Industrial	5,012	4,448	10,159	8,205
Immersion Medical	4,301	4,147	7,309	6,804

Total	$9,313	$8,595	$17,468	$15,009

     Revenue by Region — The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
North America	59%	60%	59%	63%
Europe	18%	18%	20%	17%
Far East	18%	17%	16%	16%
Rest of the world	5%	5%	5%	4%

Total	100%	100%	100%	100%

     The Company derived approximately 51% and 58% of its total revenues from the United States of America for the three months ended June 30, 2008 and 2007, respectively. The Company derived 11% of its total revenues from Japan for the three months ended June 30, 2007. The Company derived 10% of its total revenues from Germany for the three months ended June 30, 2007. The Company derived 54% and 62% of its total revenues from the United States of America for the six months ended June 30, 2008 and 2007, respectively. The Company derived 11% of its total revenues from Japan for the six months ended June 30, 2007. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on June 30, 2008 and December 31, 2007.
     Significant Customers — Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Customer A	13%	12%	12%	12%
Customer B	* %	11%	* %	* %

Total	13%	23%	12%	12%

*	Revenue derived from customer represented less than 10% for the period.

     Customer A accounted for 20% of the Company’s accounts receivable on June 30, 2008. Customer B accounted for 24% of the Company’s accounts receivable on December 31, 2007. No other customer accounted for more than 10% of the Company’s accounts receivable on June 30, 2008 or on December 31, 2007.
14. CONTINGENCIES
     In re Immersion Corporation
     The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001 in the U. S. District Court for the Southern District of New York, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of its November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
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
     Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the District Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving Immersion as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to the Company, on the basis that the complaint alleged that the Company had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.
     The Company and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims the Company may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance that the Company believed was remote. In September 2005, the District Court granted preliminary approval of the settlement. The District Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. Subsequently, the U.S. Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court denied in part and granted in part the motions to dismiss the focus cases on substantially the same grounds as set forth in its prior opinion. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached, approved. The Company has not accrued for any loss on this matter, and believes the possibility of loss to be remote.
          Internet Services LLC Litigation
     On October 20, 2004, Internet Services LLC (“ISLLC”) filed claims against the Company in its lawsuit against Sony Computer Entertainment in the U.S. District Court for the Northern District of California, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and the Company of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the District Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
     On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against the Company that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, the Company filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the District Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The District Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims.
     ISLLC filed a notice of appeal of the District Court orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. On April 4, 2007, the Federal Circuit issued its opinion, affirming the District Court orders.
     On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to the Company in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for declaratory relief, breach of contract by ISLLC, and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken in the U.S. District Court for the Northern District of California as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to the Company’s cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the District Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007 and entered a judgment affirming the District Court’s previous orders.
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint to remove the declaratory relief claim. The Company opposed ISLLC’s motion, and cross-moved for judgment on the pleadings on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the District Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part the Company’s motion for judgment on the pleadings. The District Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the District Court’s previous rulings, remained. On February 20, 2008, ISLLC filed a motion to extend all dates in the matter by ninety (90) days due to circumstances relating to ISLLC’s dealings with a third party, and the possibility that ISLLC’s counsel (Keker & Van Nest) may withdraw in the case. On March 18, 2008, the District Court entered an order denying ISLLC’s request to extend dates.
     On March 24, 2008, ISLLC’s counsel filed a motion to withdraw as counsel. On May 1, 2008, the District Court denied ISLLC’s counsel’s motion to withdraw without prejudice. On May 28, 2008, ISLLC’s counsel renewed its motion to withdraw as ISLLC’s counsel of record. On June 19, 2008, the District Court granted the renewed motion.
     On April 10, 2008, Immersion filed a motion for summary judgment on ISLLC’s remaining claims for breach of contract, promissory fraud, and constructive trust, as well as Immersion’s counterclaim for declaratory relief that ISLLC was not entitled to a share of any of court-ordered compulsory license payments Immersion received from Sony Computer Entertainment. On May 16, 2008, the District Court entered an order granting Immersion’s motion for summary judgment on all of ISLLC’s claims, as well as Immersion’s counterclaim for declaratory relief. As a result, the only claims remaining in the action are Immersion’s counterclaims against ISLLC.
     On July 15, 2008, the Company filed a Motion For Default Judgment Or, In The Alternative, For Order To Show Cause Re Default based on ISLLC’s failure to retain new counsel, and also its failure to comply with certain pretrial orders of the District Court and provide certain discovery. On July 16, 2008 the District Court granted the Company’s motion in part and ordered ISLLC to show cause within ten days from the date of the District Court’s order why default judgment should not be entered against ISLLC. After receiving briefing from both parties on July 28, 2008, the District Court discharged the order to show cause. On ISLLC’s motion to continue the trial, the District Court ordered that the jury trial will begin on September 15, 2008.
     The Company has participated in court-ordered mediation proceedings, which to date have not been successful. The Company intends to vigorously prosecute its counterclaims against ISLLC.
     Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that the Company breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of the Company’s claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc., United States District Court for the Northern District of California, Case No. 02-0710-CW (see discussion above). The complaint alleges that Microsoft is entitled to payments that Microsoft contends are due under the Sublicense Agreement as a result of Sony Computer Entertainment’s satisfaction of the judgment in the Company’s lawsuit against Sony Computer

Entertainment and payment of other sums to the Company. In a letter sent to the Company dated May 1, 2007, Microsoft stated that it believes the Company owes Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. The Company was served with the complaint on July 6, 2007. On September 4, 2007, the Company filed its Answer, Affirmative Defenses, and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential the terms of the Company’s business agreement with Sony Computer Entertainment. The parties participated in a court-ordered mediation on December 11, 2007, but were unsuccessful in resolving the matter. On January 10, 2008, Microsoft filed a motion to disqualify the Company’s counsel, Irell & Manella LLP on the grounds that one or more attorneys might be witnesses in the proceeding. On March 7, 2008, the District Court issued an Order denying Microsoft’s motion.
     On April 17, 2008, Microsoft filed a motion for partial summary judgment on the Company’s counterclaim for breach of the confidentiality agreement between the Company and Microsoft based on Microsoft’s publication of the March 2007 Sony-Immersion Agreement. On May 6, 2008, the Company filed its opposition brief, and on May 9, 2008, Microsoft filed its reply brief. On June 10, 2008, the District Court deferred ruling on Microsoft’s motion and requested the Company present additional information regarding its breach of contract counterclaim, which the Company did on June 27, 2008. On August 1, 2008, the District Court denied Microsoft’s motion for summary judgment on this matter.
     On June 26, 2008, Microsoft filed a motion for partial summary judgment on Microsoft’s claim for breach of contract. On June 27, 2008 Microsoft filed another motion for partial summary judgment on the Company’s affirmative defenses. The Company filed its opposition to the breach of contract motion on July 17, 2008, and the opposition to the affirmative defense related motion on July 21, 2008. Microsoft’s filed its reply papers on July 25, 2008. In addition to opposing Microsoft’s motions, on July 17, 2008, the Company filed a motion for partial summary judgment on Microsoft’s allegation that the Company breached the implied covenant of good faith and fair dealing in the 2003 Microsoft-Immersion Sublicense Agreement in connection with the Company’s 2007 agreement with Sony Computer Entertainment. Microsoft filed its opposition to this motion on August 4, 2008, and the Company’s reply is due August 8, 2008. The District Court has requested oral arguments on all three motions for partial summary judgment. The District Court has not yet ruled on these motions.
     The Company has not accrued any loss related to these allegations. The range of reasonable possible loss is from zero to $35.6 million. The Company disputes Microsoft’s allegations and intends to vigorously defend itself.
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
15. RESTATEMENT OF PREVIOUSLY ISSUED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     Subsequent to the filing of Form 10-Q for the six months ended June 30, 2007, the Company determined that there were errors in its accounting for income taxes for the release of deferred income tax valuation allowance related to stock option deductions for prior years and the utilization of an incorrect effective state tax rate. The Company restated its previously reported provision for income taxes of $7.0 million to $13.6 million and previously reported net income of $122.6 million to $116.0 million. The impact on the condensed consolidated statements of operations and condensed consolidated cash flows is presented below:

	Six Months Ended
	June 30, 2007
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands
	except per share amounts)
Total revenues	$15,009	$—	$15,009

Income before provision for income taxes	$129,641	$—	$129,641
Provision for income taxes	(7,032)	(6,595)	(13,627)

Net income	$122,609	$(6,595)	$116,014

Basic net income per share	$4.75	$(0.26)	$4.49
Shares used in calculating basic net income per share	25,822	—	25,822

Diluted net income per share	$4.03	$(0.22)	$3.81
Shares used in calculating diluted net income per share	30,530	36	30,566

Changes to cash flows from operating activities:
Net income	$122,609	$(6,595)	$116,014
Excess tax benefits from stock-based compensation	(1,876)	(7,364)	(9,240)
Deferred income taxes	(5,409)	(259)	(5,668)
Income taxes payable	7,288	6,227	13,515
Other long-term liabilities	20	627	647
Net cash provided by operating activities	93,844	(7,364)	86,480

Changes to cash flows from financing activities:
Excess tax benefits from stock-based compensation	$1,876	$7,364	$9,240
Net cash provided by financing activities	10,345	7,364	17,709

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
     Royalty and license revenue — We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period when VSOE related to the value of the services does not exist.
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
     Litigation Conclusions and Patent License
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the U.S. District Court for the Northern District of California judgment against it. As of March 19, 2007, we entered into a new business agreement with Sony Computer Entertainment. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. However, on June 18, 2007, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging breach of our “Sublicense Agreement” dated July 25,

2003 and seeks damages, specific performance, declaratory judgment, and attorneys’ fees and costs. At a court ordered mediation meeting on December 11, 2007, Microsoft indicated they believe the amount owed to be $35.6 million. We believe that we are not obligated under the “Sublicense Agreement” with Microsoft to make any payment to Microsoft relating to the conclusion of our litigation with Sony Computer Entertainment. We intend to defend this lawsuit vigorously. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail.
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
     In February 2008, the Financial FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company continues to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.
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
     Intangible Assets
     We have acquired patents and other intangibles. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and six months ended June 30, 2008, we capitalized costs associated with patents and trademarks of $673,000 and $1.2 million, respectively. Our total amortization expense for the same periods for all intangible assets was $170,000, and $405,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 15 to the condensed consolidated financial statements.
Overview
     We achieved an 8% increase in revenues during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The second quarter revenue growth was primarily due to a 15% increase in royalty and license revenues mainly from increased mobility royalty and license fees, a 2% increase in product sales primarily from touch interface products, and a 35% increase in development contract revenues primarily from increased development contracts within our medical business. We achieved a 16% increase in revenues during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The first six months revenue growth was primarily due to a 34% increase in royalty and license revenues mainly from increased mobility royalty and license fees, a 4% increase in product sales primarily from 3D and touch interface products, and a 36% increase in development contract revenues primarily from increased development contracts within our medical business. Our net loss was $3.1 million for the three months ended June 30, 2008 compared to net income of $176,000 for the three months ended June 30, 2007. Our net loss was $5.7 million for the six months ended June 30, 2008 compared to net income of $116.0 million for the six months ended June 30, 2007. In the second quarter of 2008 and throughout the first six months of 2008, we continued to invest in research, development, sales, and marketing across all our key business segments. In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and recognized a gain of $119.9 million of litigation conclusions and patent license in the first six months of 2007.
     For the remainder of 2008, we expect to continue to focus on the execution of sales and marketing plans in our established businesses to increase revenue and make selected investments in product and technology development and sales and marketing for longer-term growth areas. Our success could be limited by several factors, including the timely release of our new products or our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A — “Risk Factors.”

	June 30,		Change
REVENUES	2008	2007
	($ In thousands)
Three months ended:
Royalty and license	$3,171	$2,747	15%
Product sales	5,386	5,289	2%
Development contracts and other	756	559	35%

Total Revenue	$9,313	$8,595	8%

Six months ended:
Royalty and license	$6,632	$4,958	34%
Product sales	9,237	8,879	4%
Development contracts and other	1,599	1,172	36%

Total Revenue	$17,468	$15,009	16%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Total Revenue — Our total revenue for the second quarter of 2008 increased by $718,000 or 8% from the second quarter of 2007.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our VibeTonz and TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended June 30, 2008 was $3.2 million, an increase of $424,000 or 15% from the three months ended June 30, 2007. The increase in royalty and license revenue was due to an increase in mobile device license and royalty revenue of $813,000 and an increase in gaming royalties of $247,000, partially offset by a decrease in touch interface product royalties of $636,000.
     Mobile device license and royalty revenue increased due to the shipment of additional VibeTonz enabled phones by LG Electronics, which began in the second quarter of 2007, and the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. Touch interface product royalties decreased due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur, partially offset by increased licensee revenue from additional products licensed in the automotive market.
     The increase in gaming royalties for the second quarter of 2008 compared to the similar period in 2007 was mainly due to the increase in sales of new products for the PS3 such as Logitech’s steering wheel. Although the revenue from our third-party peripheral licensees has generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems, we are seeing the decline begin to stabilize.
     Sony announced on May 8, 2006 that the vibration feature that is currently available on PlayStation (PS1) and PlayStation 2 (PS2) console systems would be removed from the new PlayStation 3 (PS3) console system. The PS3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. In the first quarter of 2007, Sony released an update to the PS3 console system that offered limited vibration and force feedback support for some older PS1 and PS2 games and controllers. In September 2007, Sony announced that it would fully restore vibration feedback features for the PS3 console system. The new PS3 DualShock 3 controllers with vibration feedback were released in Japan in November 2007 as standalone products sold separately from the PS3 console system. Sony released the PS3 DualShock 3 controller in April 2008 in the U.S. and released a version in Europe in July of 2008. While a very limited number of third party PS3 vibration and force feedback products have been announced recently, we do not know to what extent Sony will foster the market for other third-party PS3 gaming peripherals with vibration feedback. To the extent Sony discourages or impedes third-party controller makers from making more PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited.

     Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007 (see Note 9 to the condensed consolidated financial statements for more discussion), we will recognize a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft broadens its licenses to third-party controller makers, particularly with respect to wireless controllers for Xbox 360, our gaming royalty revenue may decline. Additionally, Microsoft is now making touch-enabled wheels covered by its royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current or future products for which we earn per unit royalties. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo broadens its licenses to third-party controller makers, our gaming royalty revenue may decline.
     Product sales — Product sales for the three months ended June 30, 2008 were $5.4 million, an increase of $97,000 or 2% as compared to the three months ended June 30, 2007. The increase in product sales was primarily due to an increase in product sales from touch interface products of $149,000 partially offset by a decrease in medical product sales of $37,000. Touch interface products include touchscreen and touch panel components, rotary modules, and commercial gaming products. Touch interface products increased primarily due to increased sales of touchscreen and touch panel components and increased sales of force feedback electronics for arcade gaming. Decreased medical product sales was mainly due to reduced sales of our endovascular and Virtual IV simulator platforms partially offset by increases in our endoscopy and laparoscopy simulators. This decrease in product sales was primarily a result of significant orders that was not expected to repeat of endovascular devices during the three months ending June 30, 2007. The sales increases of our endoscopy and laparoscopy simulators resulted mainly from an increased emphasis on the laparoscopy platform and modules along with continued expansion of international sales for both endoscopy and laparoscopy.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support and warranty contracts. Development contract and other revenue was $756,000 during the three months ended June 30, 2008, an increase of $197,000 or 35% as compared to the three months ended June 30, 2007. The increase was mainly attributable to an increase in medical contract revenue of $191,000 due to increased development contracts. In addition, there was increased revenue recognized on mobile device development contracts and support of $138,000, offset by decreased Touch Interface Product contract revenue of $142,000 mainly due to contracts being completed in 2007.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of 2008, revenue generated in North America, Europe, Far East, and Rest of the World represented 59%, 18%, 18%, and 5%, respectively, compared to 60%, 18%, 17%, and 5%, respectively, for the second quarter of 2007. The shift in revenues among regions was mainly due to an increase in mobile device license and contract revenue and medical product revenue from the Far East and a decrease in Touch Interface Product development contract revenue in North America.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Total Revenue — Our total revenue for the first six months of 2008 increased by $2.5 million or 16% from the first six months of 2007.
     Royalty and license revenue — Royalty and license revenue for the six months ended June 30, 2008 was $6.6 million, an increase of $1.7 million or 34% from the six months ended June 30, 2007. The increase in royalty and license revenue was primarily due to an increase in mobile device license and royalty revenue of $1.6 million and an increase in gaming royalties of $577,000 offset by a decrease in touch interface product royalties of $517,000.
     Mobile device license and royalty revenue increased due to the additional shipment of VibeTonz enabled phones by LG Electronics which began in the second quarter of 2007, and the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. The increase in gaming royalties was mainly due to an increase in royalty and license revenue from first-party gaming licensee Sony Computer Entertainment. In addition, there was increased royalty and license revenue from third-party peripheral gaming licensees. Touch interface product royalties decreased due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur, partially offset by increased licensee revenue from additional products licensed in the automotive market.
     Product sales — Product sales for the six months ended June 30, 2008 were $9.2 million, an increase of $358,000 or 4% as compared to the six months ended June 30, 2007. The increase in product sales was primarily due to increased 3D product sales of $211,000, mainly due to increased sales of our CyberForce®, CyberGlove®, CyberGrasp®, and MicroScribe products. In addition, there was an increase in product sales from touch interface products of $195,000 primarily due to increased sales of touchscreen and touch panel components and increased sales of force feedback electronics for arcade gaming. Medical product sales decreased by $48,000 mainly due to reduced sales of our endovascular and Virtual IV simulator platforms partially offset by increases in our endoscopy and laparoscopy simulators. This decrease in product sales was primarily a result of significant orders that were not expected to repeat of endovascular devices during the three months ending June 30, 2007. The sales increases of our endoscopy and laparoscopy simulators resulted mainly from an increased emphasis on the laparoscopy platform and modules along with continued expansion of international sales for both endoscopy and laparoscopy.
     Development contract and other revenue — Development contract and other revenue was $1.6 million during the six months ended June 30, 2008, an increase of $427,000 or 36% as compared to the six months ended June 30, 2007. The increase was mainly attributable to an increase in medical contract revenue of $554,000 due to increased development contracts. In addition, there was increased revenue recognized on mobile device development contracts and support of $283,000, offset by decreased touch interface product contract revenue of $429,000 mainly due to contracts being completed in 2007.
     In the first six months of 2008, revenue generated in North America, Europe, Far East, and Rest of the World represented 59%, 20%, 16%, and 5%, respectively, compared to 63%, 17%, 16%, and 4%, respectively, for the first six months of 2007. The shift in revenues among regions was mainly due to an increase in revenue from mobile device license and contract revenue and touch interface product royalty revenue from Europe without corresponding increases in North America. In the six months ended June 30, 2008, we added several sales and support personnel to help grow our international business.

	June 30,		Change
COST OF PRODUCT SALES	2008	2007
	($ In thousands)
Three months ended:

Cost of product sales	$2,570	$2,427	6%
% of total product revenue	48%	46%

Six months ended:

Cost of product sales	$4,656	$3,970	17%
% of total product revenue	50%	45%
     Cost of Product Sales — Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $2.6 million, an increase of $143,000 or 6% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in cost of product sales was primarily due to an increase of overhead costs of $224,000 offset by decreased direct material costs of $81,000. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations which we anticipate will continue throughout 2008. The decrease in direct material costs was mainly a result of an increase of certain medical products with lower costs in the product sales mix. Cost of product sales increased as a percentage of product revenue to 48% in the first three months of 2008 from 46% in the first three months of 2007. This increase is mainly due the increased overhead costs mentioned above as well as increased sales of our lower margin Touch Interface Products changing the sales mix.
     Cost of product sales was $4.7 million, an increase of $686,000 or 17% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The increase in cost of product sales was primarily due to an increase of overhead costs of $422,000, an increase in excess and obsolete inventory provisions of $157,000, and increased direct material costs of $54,000. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations which we anticipate will continue throughout 2008. The increase in direct material costs was mainly a result of increased product sales. Cost of product sales increased as a percentage of product revenue to 50% in the first six months of 2008 from 45% in the first six months of 2007. This increase is mainly due the increased overhead costs mentioned above as well as increased sales of our lower margin Touch Interface Products changing the sales mix.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2008	2007
	($ In thousands)
Three months ended:

Sales and marketing	$4,258	$3,030	41%
% of total revenue	46%	35%

Research and development	$2,855	$2,513	14%
% of total revenue	31%	29%

General and administrative	$5,084	$3,122	63%
% of total revenue	55%	36%

Amortization of intangibles	$170	$242	(30)%
% of total revenue	2%	3%

Six months ended:

Sales and marketing	$7,700	$5,733	34%
% of total revenue	44%	38%

Research and development	$6,084	$5,056	20%
% of total revenue	35%	34%

General and administrative	$9,347	$6,381	46%
% of total revenue	54%	43%

Amortization of intangibles	$405	$496	(18)%
% of total revenue	2%	3%

Litigation conclusions and patent license	$—	$(134,900)	* %
% of total revenue	—%	* %

*	-	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $4.3 million, an increase of $1.2 million or 41% in the second quarter of 2008 compared to the comparable period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $524,000, increased marketing, advertising, and public relations costs of $304,000, increased sales and marketing travel expense of $153,000, increased consulting costs of $119,000 to supplement our sales and marketing staff, and an increase in bad debt expense of $50,000. The increased compensation, benefits, and overhead expense were primarily due to an increase in sales and marketing headcount, increased compensation for sales and marketing personnel, and increased non-cash stock based compensation charges, partially offset by decreased variable compensation. We expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies as well as continue to expand our sales and marketing presence internationally. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.

     Sales and marketing expenses were $7.7 million, an increase of $2.0 million or 34% in the first six months of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $966,000, increased marketing, advertising, and public relations costs of $414,000, increased sales and marketing travel expense of $197,000, increased employee recruiting costs of $137,000, increased consulting costs of $92,000 to supplement our sales and marketing staff, and an increase in bad debt expense of $84,000. The increased compensation, benefits, and overhead expense and increased recruiting costs were primarily due to an increase in sales and marketing headcount, increased compensation for sales and marketing personnel, and increased non-cash stock based compensation charges, partially offset by decreased variable compensation.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $2.9 million, an increase of $342,000 or 14% in the second quarter of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $256,000 and an increase in professional consulting expense of $70,000 to supplement our engineering staff. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount, increased compensation for research and development personnel, and increased non-cash stock based compensation charges. We believe that continued significant investment in research and development is critical to our future success, and we expect to make investments in areas of research and technology development to support future growth.
     Research and development expenses were $6.1 million, an increase of $1.0 million or 20% in the first six months of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $703,000, an increase in professional consulting expense of $200,000 to supplement our engineering staff, and an increase in prototyping expenses of $63,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount, increased compensation for research and development personnel, and increased non-cash stock based compensation charges.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $5.1 million, an increase of $2.0 million or 63% in the second quarter of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $970,000 and increased legal, professional, and license fee expense of $895,000. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock based compensation charges. The increased legal, professional, and license fee expenses were primarily due to increased litigation costs offset in part by reduced audit, tax, and accounting fees mainly related to the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license that occurred in the second quarter of 2007. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to protect and defend our intellectual property.
     General and administrative expenses were $9.3 million, an increase of $3.0 million or 46% in the first six months of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $1.6 million and increased legal, professional, and license fee expense of $1.2 million. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock based compensation charges. The increased legal, professional, and license fee expenses were primarily due increased litigation costs offset in part by reduced audit, tax, and accounting fees mainly related to the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license that occurred in 2007.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $72,000 or 30% in the second quarter of 2008 compared to the same period in 2007. Amortization of intangibles decreased by $91,000 or 18% in the first six months of 2008 compared to the same period in 2007.The decrease was primarily attributable to some intangible assets reaching full amortization partially offset by an increase from the cost and number of new patents being amortized.
     Litigation Conclusions and Patent License — There were no litigation conclusions and patent license items for the second quarter of 2008 or 2007. There were no litigation conclusions and patent license items for the second six months of 2008. For the same period in 2007, the $134.9 million is comprised of $119.9 million related to Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to court orders. As of March 19, 2007, both parties entered into an agreement whereby we granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. We recorded $749,000 as revenue for each of the three months ended June 30, 2008 and 2007. We recorded $1.5 million and $856,000 as revenue for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, we had recorded $3.9 million of the $30.0 million as revenue and will record the remaining $26.1 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21. Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We are accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.
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
     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments. Interest and other income decreased by $911,000 in the second quarter of 2008 compared to the same period in 2007. This was primarily the result of decreased interest income due to reduced interest rates on cash, cash equivalents, and short-term investments.
     Interest and other income increased by $235,000 in the first six months of 2008 compared to the same period in 2007. This improvement was primarily the result of additional interest income earned on increased cash, cash equivalents, and short-term investments and gain on the sale of short-term investments, partially offset by reduced interest rates on interest earned on cash, cash equivalents, and short-term investments.
     Interest Expense — Interest expense consisted primarily of interest and accretion expense on our 5% Convertible Debentures. Interest expense decreased by $407,000 in the second quarter of 2008 compared to the same period in 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007. Interest expense decreased by $813,000 in the first six months of 2008 compared to the same period in 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007.
     Provision for Income Taxes — Based on the second quarter of 2008 pre-tax loss of $4.7 million and future projections, we recorded a benefit for income taxes for the quarter ended March 31, 2008 of $1.6 million, yielding an effective tax rate of 34.4%. For the three months ended June 30, 2007, we recorded a benefit for income taxes of $1.5 million on a pre-tax loss of $1.3 million, yielding an effective tax rate of 113.3%.

     The income tax benefit for the three months ended June 30, 2008 and June 30, 2007 were arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, adjusted for certain discrete items that are fully recognized in the period they occur.
     Based on the first six months of 2008 pre-tax loss of $8.3 million and future projections, we recorded a benefit for income taxes for the quarter ended March 31, 2008 of $2.6 million, yielding an effective tax rate of 31.7%. For the first six months of 2007, we recorded a provision for income taxes of $13.6 million on a pre-tax profit of $129.6 million, yielding an effective tax rate of 10.5%.
     The income tax benefit for the six months ended June 30, 2008 is arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, adjusted for certain discrete items that are fully recognized in the period they occur. The provision for income taxes for the six months ended June 30, 2007, which were previously fully reserved, is primarily reflective of federal and state tax expense as a result of our pre-tax income of $129.6 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 9 to the condensed consolidated financial statements. For the six months ended June 30, 2007, the effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets as we used the majority of our net operating loss carryforwards against taxable income.
SEGMENT RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$5,012	$4,474	$10,200	$8,232
Immersion Medical	4,301	4,147	7,309	6,804
Intersegment eliminations	—	(26)	(41)	(27)

Total	$9,313	$8,595	$17,468	$15,009

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(2,647)	$152	$(4,056)	$116,847
Immersion Medical	(456)	23	(1,615)	(839)
Intersegment eliminations	12	1	(5)	6

Total	$(3,091)	$176	$(5,676)	$116,014

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $5.0 million, an increase of $538,000 or 12% in the second quarter of 2008 compared to the same period in 2007. Royalty and license revenues increased by $423,000 mainly due to the shipment of VibeTonz-enabled phones by LG Electronics that began in the second quarter of 2007; the signing of a new license contract with mobile device manufacturer Nokia that began after the end of the second quarter of 2007; additional royalty and license revenue from newer gaming licensees; and the increase in sales of new products from third-party gaming licensees. This increase in royalty and license revenue was partially offset by decreased touch interface product royalties from the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. Product sales increased by $108,000 primarily due to additional touch interface products sales of touchscreen and touch panel components and force feedback electronics for arcade gaming. Net loss for the three months ended June 30, 2008 was $2.6 million, an increase of $2.8 million compared to the same period in 2007. The increase was primarily due to an increase in general and administrative expenses of $1.7 million, a decrease in interest and other income of $915,000 mainly due to reduced interest rates, an increase in sales and marketing expenses of $766,000, and an increase of research and development expenses of $294,000. The increases to the net loss were partially offset by a decrease in interest expense of $407,000 due to the conversion and redemption of our 5% Convertible Debentures, higher gross margin of

$283,000 mainly from increased royalty and license revenue and product sales, and decreased provision for income taxes of $119,000.
     Revenues from the Immersion Computing, Entertainment, and Industrial segment were $10.2 million, an increase of $2.0 million or 24% in the first six months of 2008 compared to the same period in 2007. Royalty and license revenues increased by $1.7 million, mainly due to the shipment of VibeTonz-enabled phones by LG Electronics that began after the second quarter of 2007; the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007; and new royalty and license revenue from Sony Computer Entertainment, partially offset by decreased touch interface product royalties from the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. Product sales increased by $420,000 primarily due to increased 3D product sales mainly due to increased sales of our CyberForce, CyberGlove, CyberGrasp, and MicroScribe products and an increase in product sales from touch interface products primarily due to increased sales of touchscreen and touch panel components and increased sales of force feedback electronics for arcade gaming. Development contract revenue decreased by $126,000 primarily due to reduced touch interface product contract revenue, partially offset by increased revenue on mobile device development contracts and support. Net loss for the six months ended June 30, 2008 was $4.1 million, an increase of $120.9 million compared to the same period in 2007. The increase was primarily due to litigation conclusions and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance) occurring in the first six months of 2007 not re-occurring in the first six months of 2008; an increase in general and administrative expenses of $2.6 million; an increase in sales and marketing expenses of $1.3 million; and an increase of research and development expenses of $701,000. The increase to the net loss were partially offset by decreased provision for income taxes of $16.2 million; increased gross margin of $1.3 million mainly from increased sales; and a decrease in interest expense of $814,000 due to the conversion and redemption of our 5% Convertible Debentures; and an increase in interest and other income of $150,000.
     Immersion Medical segment — Revenues from Immersion Medical were $4.3 million, an increase of $154,000 or 4%, for the second quarter of 2008 compared to the same period in 2007. The increase was primarily due to an increase of $191,000 in medical development contract revenue offset by a decrease in product sales of $37,000. Net loss for the three months ended June 30, 2008 was $456,000, an increase of $479,000 compared to the same period in 2007. The increase was mainly due to increased sales and marketing expenses of $463,000 as the segment expands international sales and marketing efforts, and increased general and administrative expenses of $256,000. The increased operating expenses were offset in part by increased gross margin of $280,000 primarily due to the increased revenue from higher margin development contracts and an increase in the product sales mix of certain products with lower costs.
     Revenues from Immersion Medical were $7.3 million, an increase of $505,000 or 7%, for the first six months of 2008 compared to the same period in 2007. The increase was primarily due to an increase of $553,000 in medical development contract revenue offset by reduced product revenue of $49,000. Net loss for the six months ended June 30, 2008 was $1.6 million, an increase of $776,000 or 92% compared to the same period in 2007. The increase was mainly due to increased sales and marketing expenses of $632,000 as the segment expands international sales and marketing efforts, increased general and administrative expenses of $329,000 primarily due to increased litigation costs, and increased research and development expenses of $327,000. The increased operating expenses were offset in part by increased gross margin of $497,000 due to the increased revenue from higher margin development contracts.
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
     On June 30, 2008, our cash, cash equivalents, and short-term investments totaled $129.4 million, a decrease of $8.7 million from $138.1 million on December 31, 2007.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to court orders. Furthermore, we entered into a new business agreement. Under the new business agreement, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of June 30, 2008, we had received six of these installments.

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
     Net cash used in operating activities during the six months ended June 30, 2008 was $1.5 million, a change of $88.0 million from the $86.5 million provided during the six months ended June 30, 2007. Cash used in operations during the six months ended June 30, 2008 was primarily the result of a net loss of $5.7 million, a decrease of $1.2 million due to a change in prepaid expenses and other current assets, a decrease of $590,000 due to a change in inventories, a decrease of $475,000 due to a change in deferred income taxes, and a decrease of $319,000 due to a change in income taxes payable. These decreases were offset by a $2.4 million increase due to a change in deferred revenue and customer advances, an increase of $1.2 million due to a change in accrued compensation and other current liabilities, an increase of $290,000 due to a change in accounts payable, and an increase of $175,000 due to a change in accounts receivable. Cash provided by operations during the six months ended June 30, 2008 was also impacted by noncash charges and credits of $2.6 million, including $1.9 million of noncash stock-based compensation, $541,000 in depreciation and amortization, $405,000 in amortization of intangibles, partially offset by a credit of $176,000 from excess tax benefits from stock-based compensation, and an $80,000 realized gain on sales of short-term investments.
     Net cash provided from investing activities during the six months ended June 30, 2008 was $17.2 million, compared to the $26.4 million used in investing activities during the six months ended June 30, 2007, an increase of $43.6 million. Net cash provided by investing activities during the period consisted of an increase in maturities or sales of short-term investments of $52.0 million, partially offset by purchases of short-term investments of $32.1 million; a $1.6 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs; and $1.1 million used to purchase property and equipment.
     Net cash used in financing activities during the six months ended June 30, 2008 was $4.7 million compared to $17.7 million provided during the six months ended June 30, 2007, or a $22.4 million decrease from the prior year. Net cash used in financing activities for the period consisted primarily of purchases of treasury stock of $6.2 million, partially offset by issuances of common stock and exercises of stock options and warrants in the amount of $1.3 million, and an increase of $176,000 from excess tax benefits from tax deductible stock-based compensation.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We have continuing litigation and we will continue to protect and defend our extensive intellectual property portfolio across all business segments which could require ongoing use of our working capital. We anticipate that capital expenditures for the year ended December 31, 2008 will total approximately $2.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. On November 1, 2007, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock. During the quarter ended June 30, 2008, we repurchased 718,683 shares for $6.2 million at an average net cost of $8.56 through open market repurchases. Additionally, if we acquire one or more businesses, patents, or products, or invest in other companies, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007:

			2009 and	2011 and
Contractual Obligations	Total	2008	2010	2012
	(In thousands)
Operating leases	$2,300	$1,100	$1,191	$9

     As discussed in Note 10 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN48. On June 30, 2008, we had a liability for unrecognized tax benefits totaling approximately $640,000, including interest of $13,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $128.2 million as of June 30, 2008. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in an approximate $172,000 decrease in the fair value of our cash equivalents and short-term investments as of June 30, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to a material weakness in our internal control over financial reporting with respect to accounting for income taxes that was initially determined and disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.
     The material weakness we disclosed was in the area of accounting for income taxes. Our review and monitoring of the accuracy of the components of the deferred income tax valuation allowances and related stock option deductions, and the review and monitoring of the effective state income tax rate utilized in the determination of state income taxes were not effective in identifying errors in these calculations. This resulted in material adjustments to the previously reported quarterly unaudited financial results as of March 31, 2007 and the cumulative loss amounts for quarterly unaudited financial results as of June 30, 2007, and September 30, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
     In connection with our plan to remediate this material weakness, we have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to income tax matters including the following:

     1. We initiated a search to hire appropriate personnel to enable us to properly account for and disclose income taxes; to design and implement controls to ensure that the rationale for positions taken on certain tax matters will be adequately documented and appropriately communicated to all internal and external members of our tax team; and design and implement controls over the adjustment of the income tax accounts based on the preparation and filing of income tax returns.
     2. We engaged outside consultants to advise us in complex tax accounting areas, to enhance our preparation and review of tax accounting and disclosure and to assist us in the design and implementation of controls over the accounting for income taxes and other tax related matters.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In re Immersion Corporation
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001 in the U. S. District Court for the Southern District of New York, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are Immersion and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.
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
     Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the District Court ruled on all defendants’ motions to dismiss. The motion was denied as to claims under the Securities Act of 1933 in the case involving us as well as in all other cases (except for 10 cases). The motion was denied as to the claim under Section 10(b) as to us, on the basis that the complaint alleged that we had made acquisition(s) following the IPO. The motion was granted as to the claim under Section 10(b), but denied as to the claim under Section 20(a), as to the remaining individual defendant.
     We and most of the issuer defendants had settled with the plaintiffs. In this settlement, plaintiffs would have dismissed and released all claims against the Immersion Defendants in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Immersion Defendants would not have been required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeded the amount of the insurance coverage, a circumstance that we believed was remote. In September 2005, the District Court granted preliminary approval of the settlement.

The District Court held a hearing to consider final approval of the settlement on April 24, 2006 and took the matter under submission. Subsequently, the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the U.S. Court of Appeals for the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed an amended complaint in attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court denied in part and granted in part the motions to dismiss the focus cases on substantially the same grounds as set forth in its prior opinion. There is no guarantee that an amended or renegotiated settlement will be reached, and if reached approved.
     Internet Services LLC Litigation
     On October 20, 2004, ISLLC filed claims against us in its lawsuit against Sony Computer Entertainment in the U.S. District Court for the Northern District of California, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and us of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the District Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC filing a new complaint “if it can do so in good faith without contradicting, or repeating the deficiency of, its complaint.”
     On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against us that contained similar claims. ISLLC also realleged counterclaims against Sony Computer Entertainment. On January 28, 2005, we filed a motion to dismiss ISLLC’s Amended Cross-Claims and a motion to strike ISLLC’s Counterclaims against Sony Computer Entertainment. On March 24, 2005 the District Court issued an order dismissing ISLLC’s claims with prejudice as to ISLLC’s claim seeking a declaratory judgment that it is an exclusive licensee under the ‘213 and ‘333 patents and as to ISLLC’s claim seeking “judicial apportionment” of the damages verdict in the Sony Computer Entertainment case. The District Court’s order further dismissed ISLLC’s claims without prejudice as to ISLLC’s breach of contract and unjust enrichment claims.
     ISLLC filed a notice of appeal of the District Court orders with the United States Court of Appeals for the Federal Circuit on April 18, 2005. On April 4, 2007, the Federal Circuit issued its opinion, affirming the District Court orders.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to us in the March 24, 2005 Judgment and of the Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for declaratory relief, breach of contract by ISLLC, and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken in the U.S. District Court for the Northern District of California as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. ISLLC filed its answer to our cross claims on April 27, 2006. ISLLC also moved to remand the case to Superior Court. On July 10, 2006, Judge Wilken issued an order denying ISLLC’s motion to remand. On September 5, 2006, Judge Wilken granted the stipulated request by the parties to stay discovery and other proceedings in the case pending the disposition of ISLLC’s appeal from the District Court’s previous orders. The case was stayed from December 1, 2006 pending the Federal Circuit’s disposition on the appeal. As noted above, the Federal Circuit issued its opinion on April 4, 2007, and entered a judgment affirming the District Court’s previous orders.
     On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint to remove the declaratory relief claim. We opposed ISLLC’s motion, and cross-moved for judgment on the pleadings on the grounds that ISLLC’s claims are barred by res judicata and collateral estoppel. On June 26, 2007, the District Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part our motion for judgment on the pleadings. The District Court dismissed ISLLC’s claim for declaratory relief. ISLLC’s claims for breach of contract, promissory fraud, and constructive trust, to the extent not inconsistent with the District Court’s previous rulings, remained. On February 20, 2008, ISLLC filed a motion to extend all dates in the matter by ninety (90) days due to circumstances relating to ISLLC’s dealings with a third party, and the possibility that ISLLC’s counsel (Keker & Van Nest) may withdraw in the case. On March 18, 2008, the District Court entered an order denying ISLLC’s request to extend dates.
     On March 24, 2008, ISLLC’s counsel filed a motion to withdraw as counsel. On May 1, 2008, the District Court denied ISLLC’s counsel’s motion to withdraw without prejudice. On May 28, 2008, ISLLC’s counsel renewed its motion to withdraw as ISLLC’s counsel of record. On June 19, 2008, the District Court granted the renewed motion.

     On April 10, 2008, we filed a motion for summary judgment on ISLLC’s remaining claims for breach of contract, promissory fraud, and constructive trust, as well as our counterclaim for declaratory relief that ISLLC was not entitled to a share of any of court-ordered compulsory license payments we received from Sony Computer Entertainment. On May 16, 2008, the District Court entered an order granting our motion for summary judgment on all of ISLLC’s claims, as well as our counterclaim for declaratory relief. As a result, the only claims remaining in the action are our counterclaims against ISLLC.
     On July 15, 2008, we filed a Motion For Default Judgment Or, In The Alternative, For Order To Show Cause Re Default based on ISLLC’s failure to retain new counsel, and also its failure to comply with certain pretrial orders of the District Court and provide certain discovery. On July 16, 2008 the District Court granted our motion in part and ordered ISLLC to show cause within ten days from the date of the District Court’s order why default judgment should not be entered against ISLLC. After receiving briefing from both parties on July 28, 2008, the District Court discharged the order to show cause. On ISLLC’s motion to continue the trial, the District Court ordered that the jury trial will begin on September 15, 2008.
     We have participated in court-ordered mediation proceedings, which to date have not been successful. We intend to vigorously prosecute our counterclaims against ISLLC.
     Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleges that we breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of our claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc., United States District Court for the Northern District of California, Case No. 02-0710-CW). The complaint alleges that Microsoft is entitled to payments that Microsoft contends are due under the Sublicense Agreement as a result of Sony Computer Entertainment’s satisfaction of the judgment in our lawsuit against Sony Computer Entertainment and payment of other sums to us. In a letter sent to us dated May 1, 2007, Microsoft stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. We were served with the complaint on July 6, 2007. On September 4, 2007, we filed our Answer, Affirmative Defenses and Counterclaims alleging that Microsoft breached its confidentiality obligations by publicly disclosing previously confidential the terms of our business agreement with Sony Computer Entertainment. The parties participated in a court-ordered mediation on December 11, 2007, but were unsuccessful in resolving the matter. On January 10, 2008, Microsoft filed a motion to disqualify our counsel, Irell & Manella LLP on the grounds that one or more attorneys might be witnesses in the proceeding. On March 7, 2008, the District Court issued an Order denying Microsoft’s motion.
     On April 17, 2008, Microsoft filed a motion for partial summary judgment on our counterclaim for breach of the confidentiality agreement between us and Microsoft based on Microsoft’s publication of the March 2007 Sony-Immersion Agreement. On May 6, 2008, we filed our opposition brief, and on May 9, 2008, Microsoft filed its reply brief. On June 10, 2008, the District Court deferred ruling on Microsoft’s motion and requested we present additional information regarding our breach of contract counterclaim, which we did on June 27, 2008. On August 1, 2008, the District Court denied Microsoft’s motion for summary judgment on this matter.
     On June 26, 2008, Microsoft filed a motion for partial summary judgment on Microsoft’s claim for breach of contract. On June 27, 2008 Microsoft filed another motion for partial summary judgment on our affirmative defenses. We filed our opposition to the breach of contract motion on July 17, 2008, and the opposition to the affirmative defense related motion on July 21, 2008. Microsoft’s filed its reply papers on July 25, 2008. In addition to opposing Microsoft’s motions, on July 17, 2008, we filed a motion for partial summary judgment on Microsoft’s allegation that we breached the implied covenant of good faith and fair dealing in the 2003 Microsoft-Immersion Sublicense Agreement in connection with our 2007 agreement with Sony. Microsoft filed its opposition to this motion on August 4, 2008, and our reply is due August 8, 2008. The District Court has requested oral arguments on all three motions for partial summary judgment. The District Court has not yet ruled on these motions.
     We dispute Microsoft’s allegations and intend to vigorously defend ourselves.
Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”). On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and in the alternative, a motion to transfer venue for convenience to Ohio. On August 7, 2008, we filed our opposition to both motions filed by Simbionix.
     We intend to vigorously prosecute this lawsuit.
ITEM 1A. RISK FACTORS
Company Risks
WE HAD AN ACCUMULATED DEFICIT OF $26 MILLION AS OF JUNE 30, 2008, HAVE A HISTORY OF LOSSES, MAY EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
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
     In 2003, we executed a series of agreements with Microsoft as described in Note 9 to the condensed consolidated financial statements that provided for settlement of our lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements under the Microsoft agreements. In accordance with the sublicense agreement, in the event that we elected to settle the action in the United States District Court for the Northern District of California, entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the District Court judgment against it. As of March 19, 2007, we and Sony Computer Entertainment entered into a new business agreement. We determined that we are not obligated under our agreements with Microsoft to make any payment to it relating to the conclusion of our litigation with Sony Computer Entertainment. However, in a letter sent to us dated May 1, 2007, Microsoft disputed our position and stated that it believes we owe Microsoft at least $27.5 million, which it increased to $35.6 million at a court ordered mediation meeting on December 11, 2007. Further, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging we are in breach of our contract with Microsoft, and that it is entitled to a share of the judgment monies and other sums we received from Sony Computer Entertainment. We dispute Microsoft’s allegations and intend to vigorously defend ourselves in the lawsuit. The results of any litigation are inherently uncertain, and there can be no assurance that our position will prevail. The Company has not accrued any loss related to these allegations. The range of reasonable possible loss is from zero to $35.6 million.
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
     Our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd in the United States District Court for the Eastern District of Texas.
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
     We announced that we restated our condensed consolidated financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. We have restated the condensed consolidated financial statements for the six months ended June 30, 2007 in this report. See Note 15 to the condensed consolidated statements. We plan to restate the 2007 third quarter condensed consolidated financial statements prospectively when we file our 2008 third quarter condensed consolidated financial statements on Form 10-Q. As a result of the restatement of our condensed consolidated financial statements, we could become subject to purported class action, derivative, or other securities litigation. As of the date hereof, we are not aware of any such litigation having been commenced against us related to these matters, but we cannot predict whether any such litigation will be commenced or, if it is, the outcome of any such litigation. The initiation of any such securities litigation may harm our business and financial condition.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended June 30, 2008 and 2007, 34% and 32%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2008 and 2007, 38% and 33%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop paying us, attempt to design around our intellectual property, challenge our intellectual property, or stop making it rather than pay us royalties based on sales of the product.
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
     Under the terms of our agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 systems for a fixed license payment. The PS3 console system was launched in late 2006 in the United States and Japan without force feedback capability. Sony has since released new PS3 controllers with vibration feedback. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony does not license market-leading third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next-generation console systems like the Nintendo Wii and Microsoft Xbox 360.
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
     Laerdal accounts for a significant portion of our revenue. For the three months ended June 30, 2008, and 2007, 13% and 12%, respectively, of our total revenues were derived from Laerdal. For the six months ended June 30, 2008, and 2007, 12% and 12%, respectively, of our total revenues were derived from Laerdal. If our product sales to Laerdal decline, then our total revenue may decline.
MEDTRONIC ACCOUNTS FOR A SIGNIFICANT PORTION OF OUR REVENUES AND A REDUCTION IN SALES TO MEDTRONIC, OR A REDUCTION IN DEVELOPMENT WORK FOR MEDTRONIC, MAY REDUCE OUR TOTAL REVENUE.
     Medtronic accounts for a significant portion of our revenue. For the three months ended June 30, 2008 and 2007, 8% and 11%, respectively, of our total revenues were derived from Medtronic. For the six months ended June 30, 2008 and 2007 9% and 9%, respectively, of our total revenues were derived from Medtronic. If our product sales to Medtronic decline, and/or Medtronic reduces the development activities we perform, then our total revenue may decline.
TOUCH INTERFACE PRODUCT ROYALTIES WILL BE REDUCED IF BMW WERE TO ABANDON ITS IDRIVE SYSTEM OR REMOVE OUR TECHNOLOGY FROM ITS DRIVER CONTROL SYSTEMS.
     Our largest royalty stream from touch interface products is currently from BMW for its iDrive controller and driver control systems. Press reviews of this controller have been largely negative and critical of the controller’s complex user interface and while we designed the touch-enabled controller, we did not design the complex graphical user interface. Nevertheless, this negative press may cause BMW to abandon the iDrive controller or to redesign it and/or remove our technology from it at any time. If our technology is not incorporated in BMW vehicles our business may suffer.

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
BECAUSE PERSONAL COMPUTER PERIPHERAL PRODUCTS THAT INCORPORATE OUR TOUCH-ENABLING TECHNOLOGIES CURRENTLY WORK WITH MICROSOFT’S OPERATING SYSTEM SOFTWARE, OUR COSTS COULD INCREASE AND OUR REVENUES COULD DECLINE IF MICROSOFT MODIFIES ITS OPERATING SYSTEM SOFTWARE.
     Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, Windows XP, and Windows Vista operating systems, including DirectX, Microsoft’s entertainment API. Modifications and new versions of Microsoft’s operating system and APIs (including DirectX and Windows 7) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.
     In addition, Microsoft announced that its new product, Windows 7 will feature a new multi-touch input function, allowing users to use multiple fingers simultaneously to interact with touch surfaces. Enabling multi-location touch-feedback will require us to innovate on the hardware and software sides, enable Windows 7 API’s with multi-touch output support, and work with our licensees and third parties to integrate such features. There are feasibility risks both on the hardware and software sides, and may be potential delays in the revenue growth of haptically-enabled multi touch surfaces.

IF WE ARE UNABLE TO DEVELOP OPEN SOURCE COMPLIANT PRODUCTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND GENERATE REVENUES WOULD BE IMPAIRED.
     We have seen, and believe that we will continue to see, an increase in customers requesting that we develop products that will operate in an “open source” environment. Developing open source compliant products, without imperiling the intellectual property rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. As a result, our revenues may not grow and could decline.
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
WE HAVE DETERMINED THAT OUR INTERNAL CONTROLS RELATING TO INCOME TAXES ARE CURRENTLY INEFFECTIVE.
     As discussed in Part I, Item 4, Controls and Procedures, our management team, under the supervision and with the participation of our Chief Financial Officer and former Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls as of December 31, 2007. They concluded that our internal controls over financial reporting as they relate to income taxes were ineffective as of that date. We have subsequently initiated actions that are intended to improve our accounting for income taxes and the related internal controls. Any material weakness in our internal controls over the accounting for income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.
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

AS OUR BUSINESS GROWS, SUCH GROWTH MAY PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONS AND, AS A RESULT, OUR BUSINESS MAY SUFFER.
     We plan to continue expanding our business, and our expected growth could place a significant strain on our management systems, infrastructure and other resources. To manage the expected growth of our operations and increases in the number of our personnel, we will need to invest the necessary capital to upgrade and improve our operational, financial and management reporting systems. Accordingly, we are currently transitioning the preparation of all of our internal reporting to new or upgraded management information systems, which are expected to be implemented near the end of 2008. If we encounter problems with the implementation of these systems, we may have difficulties preparing or tracking internal information, which could adversely affect our financial results. If our management fails to respond effectively to changes in our business, our business may suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Below is a summary of stock repurchases for the quarter ending June 30, 2008. See Note 8 of our condensed consolidated financial statements for information regarding our stock repurchase program.

			Approximate Dollar
		Average	Value that May
	Shares	Price Per	Yet Be Purchased
Program/Period (1)	Repurchased (2)	Share	Under the Program
Beginning approximate dollar value available to be repurchased as of March 31, 2008			$50,000,000
May 1 - May 31, 2008	298,683	$9.46
June 1 - June 30, 2008	420,000	$7.93

Total shares repurchased	718,683	$8.56	6,154,903

Ending approximate dollar value that may be repurchased under the Program as of June 30, 2008			$43,845,097

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.

(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders (the “Annual Meeting”) on June 4, 2008, to consider and vote on the following proposals to: (i) elect two members of the Board of Directors to serve for a three-year term as Class III Directors (Proposal 1); and (ii) ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 (Proposal 2).
     Proposal 1: The stockholders elected the two nominees for Class III directors to our Board of Directors. The votes were as follows:

	Number of	Withheld
Nominees	Votes For	Authority
John Hodgman	22,607,255	1,670,937
Emily Liggett	22,926,268	1,351,924

     Mr. Hodgman’s and Ms. Liggett’s terms will expire at the 2011 annual meeting. Other directors’ terms of office continue as follows: Anne DeGheest, Jack Saltich, and Victor Viegas (Class I term expires at the 2009 annual meeting) and Clent Richardson and Robert Van Naarden (Class II term expires at the 2010 annual meeting).
     Proposal 2: The ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained
23,949,357	183,798	145,037
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.36	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Stephen Ambler.

10.37	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Victor Viegas.

10.38	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.

10.39	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.

10.40	Resignation agreement and general release of claims dated April 28, 2008 by and between Immersion Corporation and Victor Viegas.

10.41	Retention and ownership change event agreement dated April 17, 2008 by and between Immersion Corporation and Clent Richardson.

10.42	Restated Offer of Employment with Immersion Corporation effective April 28, 2008 by and between Immersion Corporation and Clent Richardson.

10.43	Executive Incentive Plan dated May 23, 2008 by and between Immersion Corporation and Richard Vogel.

31.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2008

IMMERSION CORPORATION
By	/s/ Stephen Ambler
Stephen Ambler
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description	.
10.36	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Stephen Ambler.

10.37	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Victor Viegas.

10.38	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.

10.39	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.

10.40	Resignation agreement and general release of claims dated April 28, 2008 by and between Immersion Corporation and Victor Viegas.

10.41	Retention and ownership change event agreement dated April 17, 2008 by and between Immersion Corporation and Clent Richardson.

10.42	Restated Offer of Employment with Immersion Corporation effective April 28, 2008 by and between Immersion Corporation and Clent Richardson.

10.43	Executive Incentive Plan dated May 23, 2008 by and between Immersion Corporation and Richard Vogel.

31.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.