Form 10-Q
period 2008-09-30
IMMERSION CORP
filed 2008-11-07
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
    Number of shares of common stock outstanding at October 31, 2008: 27,895,336

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$102,083	$86,493
Short-term investments	16,976	51,619
Accounts receivable (net of allowances for doubtful accounts of: September 30, 2008 — $353 and December 31, 2007 — $85)	5,276	5,494
Inventories, net	4,892	3,674
Deferred income taxes	211	3,351
Prepaid expenses and other current assets	4,830	3,036

Total current assets	134,268	153,667
Property and equipment, net	3,202	2,112
Deferred income tax assets, net	—	4,031
Intangibles, net and other assets	10,062	8,558

Total assets	$147,532	$168,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,213	$1,657
Accrued compensation	3,041	1,828
Other current liabilities	25,184	2,629
Deferred revenue and customer advances (Note 6)	4,653	4,478

Total current liabilities	35,091	10,592
Long-term deferred revenue, less current portion	16,546	14,269
Deferred income tax liabilities	211	—
Other long-term liabilities	651	1,720

Total liabilities	52,499	26,581

Contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: September 30, 2008 — 30,641,899 and December 31, 2007 — 30,389,850; shares outstanding: September 30, 2008 — 28,815,336 and December 31, 2007 — 30,389,850	164,720	160,147
Warrants	1,731	1,731
Accumulated other comprehensive income	135	137
Accumulated deficit	(58,202)	(20,228)
Treasury stock at cost: September 30, 2008 — 1,826,563 shares and December 31, 2007 — 0 shares	(13,351)	—

Total stockholders’ equity	95,033	141,787

Total liabilities and stockholders’ equity	$147,532	$168,368

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
				(As restated,
				see Note 15)
Revenues:
Royalty and license	$4,761	$2,904	$11,393	$7,862
Product sales	4,755	5,420	13,992	14,299
Development contracts and other	565	1,479	2,164	2,651

Total revenues	10,081	9,803	27,549	24,812

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	2,951	2,563	7,607	6,533
Sales and marketing	4,296	2,825	11,996	8,558
Research and development	3,155	2,482	9,239	7,538
General and administrative	4,774	2,781	14,121	9,162
Amortization of intangibles	179	243	584	739
Litigation settlement, conclusions, and patent license	20,750	—	20,750	(134,900)

Total costs and expenses	36,105	10,894	64,297	(102,370)

Operating income (loss)	(26,024)	(1,091)	(36,748)	127,182
Interest and other income	988	1,856	3,404	4,037
Interest expense	—	(211)	—	(1,024)

Income (loss) before provision for income taxes	(25,036)	554	(33,344)	130,195
Provision for income taxes	(7,262)	(61)	(4,630)	(13,688)

Net income (loss)	$(32,298)	$493	$(37,974)	$116,507

Basic net income (loss) per share	$(1.10)	$0.02	$(1.26)	$4.35

Shares used in calculating basic net income (loss) per share	29,448	28,630	30,092	26,768

Diluted net income (loss) per share	$(1.10)	$0.02	$(1.26)	$3.73

Shares used in calculating diluted net income (loss) per share	29,448	31,399	30,092	31,315

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
		(As restated,
		see Note 15)
Cash flows from operating activities:
Net income (loss)	$(37,974)	$116,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	844	661
Amortization of intangibles	584	739
Stock-based compensation	2,968	1,942
Excess tax benefits from stock-based compensation	(194)	(10,579)
Realized gain on short-term investments	(81)	—
Allowance for doubtful accounts	269	(53)
Interest expense — accretion on 5% Convertible Debenture	—	535
Fair value adjustment of Put Option and Registration Rights	—	(15)
Loss on disposal of equipment	—	28
Changes in operating assets and liabilities:
Accounts receivable	(61)	(51)
Inventories	(1,136)	(412)
Deferred income taxes	7,382	(5,610)
Prepaid expenses and other current assets	(1,795)	397
Other assets	12	—
Accounts payable	609	(2,255)
Accrued compensation and other current liabilities	23,207	699
Income taxes payable	(170)	12,498
Deferred revenue and customer advances	2,453	(29,624)
Other long-term liabilities	(1,069)	657

Net cash provided by (used in) operating activities	(4,152)	86,064

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(44,221)	(31,777)
Maturities of short-term investments	78,978	—
Intangibles and other assets	(2,219)	(1,444)
Purchases of property and equipment	(1,821)	(1,169)

Net cash provided by (used in) investing activities	30,717	(34,390)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	330	317
Exercise of stock options and warrants	1,168	10,817
Excess tax benefits from stock-based compensation	194	10,579
Payments on long-term debt	—	(1,400)
Purchases of treasury stock	(12,643)	—

Net cash provided by (used in) financing activities	(10,951)	20,313

Effect of exchange rates on cash and cash equivalents	(24)	1,460

Net increase in cash and cash equivalents	15,590	73,447
Cash and cash equivalents:
Beginning of the period	86,493	32,012

End of the period	$102,083	$105,459

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(731)	$6,032

Cash paid for interest	$—	$572

Non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$848	$—

Amounts accrued for purchase of treasury stock	$709	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     The results of operations for the interim periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
     The Company follows the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-1/124-1 and Emerging Issues Task Force (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”), to assess whether the Company’s investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee , and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
     In February 2008, the FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company continues to assess the impact that FSP 157-2 may have on its consolidated financial position and results of operations.
     Further information about the application of SFAS No. 157 may be found in Note 2 below.
     Revenue Recognition
     The Company recognizes revenues in accordance with applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), Statement of Position (“SOP”) 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts” (“SOP 81-1”), and SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 was effective on January 1, 2008. The Company did not elect the fair value option for any of its financial instruments, therefore the adoption of SFAS No. 159 did not impact the condensed consolidated financial statements.
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

2. FAIR VALUE DISCLOSURES
     Short-term Investments

September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
(In thousands)
U.S. government agency securities	$16,934	$42	$—	$16,976

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Corporate commercial paper	$41,740	$—	$(34)	$41,706
U.S. government agency securities	9,871	42	—	9,913

Total	$51,611	$42	$(34)	$51,619

     The contractual maturities of the Company’s available-for-sale securities on September 30, 2008 and December 31, 2007 were all due in one year or less.
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
     The types of instruments valued based on quoted market prices in active markets include most U.S. government agency securities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade corporate commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

     The following table sets forth the Company’s cash equivalents and short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2008. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
	(In thousands)
Corporate commercial paper	$—	$19,961	$—	$19,961
U.S. Government agency securities	28,869	—	—	28,869
Money market accounts	67,146	—	—	67,146

Total	$96,015	$19,961	$—	$115,976

     The above table excludes $3.1 million of cash.
3. INVENTORIES

	September 30,	December 31,
	2008	2007
	(In thousands)
Raw materials and subassemblies	$3,768	$2,843
Work in process	364	179
Finished goods	760	652

Inventories, net	$4,892	$3,674

4. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2008	2007
	(In thousands)
Computer equipment and purchased software	$4,262	$3,195
Machinery and equipment	2,982	2,532
Furniture and fixtures	1,229	1,212
Leasehold improvements	1,248	1,267

Total	9,721	8,206
Less accumulated depreciation	(6,519)	(6,094)

Property and equipment, net	$3,202	$2,112

5. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2008	2007
	(In thousands)
Patents and technology	$16,955	$15,105
Accumulated amortization of patents and technology	(7,298)	(6,714)

Intangibles, net	9,657	8,391
Other assets	405	167

Intangibles and other assets, net	$10,062	$8,558

     The estimated annual amortization expense for intangible assets as of September 30, 2008 is $724,000 in 2008, $709,000 in 2009, $1.1 million in 2010, $1.1 million in 2011, $1.0 million in 2012, and $5.6 million in total for all years thereafter.
6. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2008	2007
	(In thousands)
Accrued legal	$367	$417
Income taxes payable	255	534
Other current liabilities	3,812	1,678
Amount due to Microsoft Corporation (Note 9)	20,750	—

Total other current liabilities	$25,184	$2,629

Deferred revenue, current portion	$4,574	$4,352
Customer advances	79	126

Total current deferred revenue, and customer advances	$4,653	$4,478

7. LONG-TERM DEFERRED REVENUE
     On September 30, 2008, long-term deferred revenue was $16.5 million and included approximately $14.5 million of deferred revenue from Sony Computer Entertainment. On December 31, 2007, long-term deferred revenue was $14.3 million and included approximately $11.7 million from Sony Computer Entertainment. See Note 9 for further discussion.
8. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in the equity incentive program. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Since inception, the Company has approved programs to purchase up to 19,377,974 shares of its common stock. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years. RSU’s generally vest over 3 years and expire 10 years from the date of grant. On September 30, 2008, 2,386,648 shares of common stock were available for grant, and there were 7,251,470 options to purchase shares of common stock outstanding, as well as 20,500 RSU’s outstanding.
     On June 6, 2007, the Company’s stockholders approved the Immersion Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 1997 Stock Option Plan (the “1997 Plan”). Effective June 6, 2007, the 1997 Plan was terminated. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSU’s, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock, and restricted stock units to non-employee members of the Company’s Board of Directors and deferred compensation awards to officers, directors, and certain management or highly compensated employees. The 2007 Plan authorizes the issuance of 2,303,232 shares of the Company’s common stock, and up to an additional 1,000,000 shares subject to awards that remain outstanding under the 1997 Plan as of June 6, 2007 and which subsequently terminate without having been exercised or which are forfeited to the Company.
     On April 30, 2008, the Company’s Board of Directors approved the issuance of equity awards under the Immersion Corporation 2008 Employment Inducement Award Plan (the “2008 Plan”). Under the 2008 Plan, the Company may issue awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units (“RSU’s”), performance shares, performance units, deferred compensation awards, and other cash and stock awards. Such awards may be granted to new employees who had not previously been a director, and former employees or directors whose period of service was followed by a bona-fide period of non-employment.
     Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on January 1, 2001 and on each January 1 thereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of September 30, 2008, 397,813 shares had been purchased since the inception of the ESPP. Under SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.
     The Company did not modify its ESPP in the nine months ended September 30, 2008.

     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
			(In years)
Outstanding at December 31, 2007 (3,774,245 exercisable at a weighted average price of $9.11 per share)	6,014,370	$9.11
Granted (weighted average fair value of $5.02 per share)	2,179,925	8.76
Exercised	(204,891)	5.71
Forfeited and Cancelled	(737,934)	8.84

Outstanding at September 30, 2008	7,251,470	$9.13	5.68	$1.87 million

Exercisable at September 30, 2008	4,265,859	$9.14	3.51	$1.85 million

     The expected to vest share balance as of September 30, 2008 is 6,112,543.
     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2008. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise, was approximately $700,000 for the nine months ended September 30, 2008.
     Additional information regarding options outstanding as of September 30, 2008 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Prices			Outstanding	Life (Years)	Price	Exercisable	Price
$1.20	-	$ 6.02	728,823	5.03	$3.26	642,198	$2.95
6.03	-	6.79	730,204	4.56	6.35	591,711	6.34
6.81	-	6.98	748,524	5.77	6.96	541,680	6.96
7.00	-	7.53	725,096	6.42	7.16	500,329	7.06
7.60	-	8.61	953,766	7.28	8.47	185,045	8.11
8.67	-	9.01	788,778	3.22	8.99	570,155	8.98
9.04	-	9.24	821,794	5.81	9.09	455,241	9.13
9.47	-	10.00	881,790	7.94	9.84	167,790	10.00
10.13	-	31.88	835,009	4.63	19.12	574,024	21.05
33.50	-	43.25	37,686	1.54	39.95	37,686	39.95

$1.20	-	$43.25	7,251,470	5.68	$9.13	4,265,859	$9.14

     Restricted Stock Units
     Restricted stock unit activity for the nine months ended September 30, 2008 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Grant Date	Remaining	Intrinsic
	of Shares	Fair Value	Contractual Life	Value
Outstanding at December 31, 2007
Granted	20,500	$5.58
Vested	—
Forfeited	—

Outstanding at September 30, 2008	20,500	$5.58	1.91	$119,310

Expected to Vest	15,726	$5.58	1.91	$92,523

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards, and the quoted price of the Company’s stock for the restricted stock units that were in-the-money as of September 30, 2008.
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
     The assumptions used to value option grants and shares under the ESPP are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Options	2008	2007	2008	2007
Expected term (in years)	5.5	6.25	5.5	6.25
Volatility	64%	60%	62%	60%
Interest rate	3.1%	4.4%	2.9%	4.6%
Dividend yield	—	—	—	—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan	2008	2007	2008	2007
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	83%	58%	80%	50%
Interest rate	1.9%	5.0%	2.0%	5.1%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income Statement Classifications	(In thousands)		(In thousands)
Cost of product sales	$42	$32	$114	$78
Sales and marketing	286	297	864	674
Research and development	211	152	680	467
General and administrative	501	218	1,310	723

Total	$1,040	$699	$2,968	$1,942

     SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months and nine months ended September 30, 2008, the Company recorded $18,000 and $194,000, respectively, of excess tax benefits from stock-based compensation. For the three months and nine months ended September 30, 2007, the Company recorded $1.3 million and $10.6 million, respectively, of excess tax benefits from stock-based compensation.
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
     As of September 30, 2008, there was $11.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.98 years for options and 2.91 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
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
     During the three months ended September 30, 2008, the Company repurchased 1.1 million shares for $7.2 million at an average cost of $6.50 through open market repurchases. During the nine months ended September 30, 2008, the Company repurchased 1.8 million shares for $13.4 million at an average cost of $7.31 through open market repurchases. This amount is classified as treasury stock on the Company’s condensed consolidated balance sheet.
9. LITIGATION CONCLUSIONS AND PATENT LICENSE
     In 2003, the Company executed a series of agreements with Microsoft that provided for settlement of its lawsuit against Microsoft as well as various licensing, sublicensing, and equity and financing arrangements. Under the terms of these agreements, in the event that the Company elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, the Company would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The Company determined that the conclusion of its litigation with Sony Computer Entertainment did not trigger any payment obligations under its Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and the Company accounted for this sum during 2007 as litigation conclusions and patent license income. However, on June 18, 2007, Microsoft filed a complaint against the Company in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleged that the Company breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of the Company’s claims of patent infringement against Microsoft. The complaint alleged that Microsoft was entitled to payments that Microsoft contends are due under the Sublicense Agreement as a result of Sony Computer

Entertainment’s satisfaction of the judgment in the Company’s lawsuit against Sony Computer Entertainment and payment of other sums to the Company. In a letter sent to the Company dated May 1, 2007, Microsoft stated that it believed the Company owed Microsoft at least $27.5 million, an amount that was subsequently increased to $35.6 million. Although the company disputed Microsoft’s allegations, on August 25, 2008 the parties agreed to settle all claims. The Company had made no offers to settle prior to August 25, 2008. Under the terms of the settlement, the Company paid Microsoft $20.8 million in October 2008.
     In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the judgment against it from the United States District Court for the Northern District of California, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under the Company’s patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony Computer Entertainment’s current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, the Company also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income, and the remaining $30.0 million is allocated to deferred license revenue to the extent payment is received in advance of revenue recognition. Such deferred revenue was $17.5 million at September 30, 2008. The Company recorded $749,000 and $2.2 million as revenue for the three-month and nine-month periods ended September 30, 2008, respectively. The Company recorded $749,000 and $1.6 million as revenue for the three-month and nine-month periods ended September 30, 2007, respectively. On September 30, 2008, the Company had recorded $4.6 million of the $30.0 million as revenue and will record the remaining $25.4 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with Accounting Principles Board Opinion No. 21 (“ABP No. 21”). Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due. This amount is accrued at September 30, 2008 in Other current liabilities.
     On October 20, 2004, Internet Services LLC (“ISLLC”) filed claims against the Company in its lawsuit against Sony Computer Entertainment in the U.S. District Court for the Northern District of California, alleging that the Company breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and the Company of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with the Company. On December 29, 2004, the District Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against the Company without prejudice to ISLLC. On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against the Company that contained similar claims. On March 24, 2005, the District Court again dismissed certain of these claims with prejudice and dismissed the other claims without prejudice.

     On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to the Company in the Sony litigation and of the Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for declaratory relief, breach of contract by ISLLC, and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken in the U.S. District Court for the Northern District of California as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court, or in the alternative, for leave to file an amended complaint. The Company opposed ISLLC’s motion, and cross-moved for judgment on the pleadings. On June 26, 2007, the District Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part the Company’s motion for judgment on the pleadings. The District Court also dismissed one of ISLLC’s claims. However, on May 16, 2008, the District Court entered an order granting the Company’s motion for summary judgment on all of ISLLC’s claims, as well as the Company’s counterclaim for declaratory relief. As a result, the only claims remaining in the action were the Company’s counterclaims against ISLLC. On August 22, 2008, the Company settled its counterclaims against ISLLC and amended the terms of its existing business agreement with ISLLC. For the three months and nine months ended September 30, 2008, the Company recognized $1.1 million in royalty and license revenue as of result of this settlement with ISLLC.
10. INCOME TAXES
     For the three months and nine months ended September 30, 2008, the Company recorded income tax provisions of $7.3 million and $4.6 million on income (loss) before taxes of $(25.0) million and $(33.3) million, yielding effective tax rates of (29.0)% and (13.9)%, respectively. For the three months and nine months ended September 30, 2007, the Company recorded income tax provisions for income taxes of $(61,000) and $(13.7) million, on income (loss) before taxes of $554,000 and $130.2 million, yielding effective tax rates of 11.0% and 10.5%. The income tax provision for the three and nine months ended September 30, 2008 arises because the Company recorded a full valuation allowance on deferred tax assets of $7.3 million. Accordingly, the charge differs from the expected benefit derived by applying the applicable United States federal statutory rate before taxes. The income tax provision for the three and nine months ended September 30, 2007, are as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur.
     The Company adopted FIN 48, regarding accounting for uncertain tax benefits, on January 1, 2007. As of September 30, 2008, the Company has unrecognized tax benefits of approximately $651,000, including interest of $24,000 which, if recognized, would result in a reduction of the Company’s effective tax rate. Future changes in the unrecognized tax benefit will have an impact on the effective tax rate. There were no material changes in the amount of unrecognized tax benefits during the quarter ended September 30, 2008. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision.
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
     In the quarter ended September 30, 2008, the Company had recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to losses in fiscal 2008, the variability of operating results, and near term projected results. In the event that the Company determines the realizability of the deferred tax asset, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards, which expire from 2018 to 2028.
     The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits from employee stock options. The net tax benefits from employee stock option transactions were approximately $0 and $108,000 during the three and nine months ended September 30, 2008, respectively, and are reflected as increases to additional paid-in capital. The net tax benefits from employee stock option transactions were approximately $1.4 million and $13.2 million during the three months and nine months ended September 30, 2007, respectively. The Company includes only the direct tax effects of employee stock incentive plans in calculating these increases to additional paid-in capital.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the Company’s fourth quarter, which is the quarter in which the law was enacted. The Company is currently in the process of analyzing the impact of the new law.
11. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
				(Restated)
Numerator:
Net income (loss) used in computing basic net income (loss) per share	$(32,298)	$493	$(37,974)	$116,507
Interest on 5% Convertible Debentures	—	—	—	348

Net income (loss) used in computing diluted net income (loss) per share	$(32,298)	$493	$(37,974)	$116,855

Denominator:
Shares used in computation of basic net income (loss) per share
(weighted average common shares outstanding)	29,448	28,630	30,092	26,768
Dilutive potential common shares:
Stock options	—	2,523	—	1,937
Warrants	—	246	—	322
5% Convertible Debentures	—	—	—	2,288

Shares used in computation of diluted net income (loss) per share	29,448	31,399	30,092	31,315

Basic net income (loss) per share	$(1.10)	$0.02	$(1.26)	$4.35

Diluted net income (loss) per share	$(1.10)	$0.02	$(1.26)	$3.73

     As of the three and nine months ended September 30, 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

Outstanding stock options	7,251,470
Restricted Stock Units	20,500
Warrants	436,772
     For the three months and nine months ended September 30, 2007, options and warrants to purchase approximately 383,034 and 1.3 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $15.57 and $11.54 respectively were not included in the calculation because the effect would have been anti-dilutive. Additionally for the three months ended September 30, 2007, securities representing the conversion of the 5% Convertible Debentures of 1,189,751 were excluded from the calculation because the effect would have been anti-dilutive.
12. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
				(Restated)
Net income (loss)	$(32,298)	$493	$(37,974)	$116,507
Change in unrealized losses on short-term investments	42	—	13	(25)
Foreign currency translation adjustment	5	46	(15)	79

Total comprehensive income (loss)	$(32,251)	$539	$(37,976)	$116,561

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
     The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and net income (loss). A description of the types of products and services provided by each operating segment is as follows:
     Immersion Computing, Entertainment, and Industrial develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their computing, entertainment, and industrial applications. Immersion Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.
     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
				(restated)
Revenues:

Immersion Computing, Entertainment, and Industrial	$6,909	$4,578	$17,109	$12,810
Immersion Medical	3,221	5,240	10,530	12,044
Intersegment eliminations	(49)	(15)	(90)	(42)

Total	$10,081	$9,803	$27,549	$24,812

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(29,977)	$(810)	$(34,032)	$116,037
Immersion Medical	(2,282)	1,305	(3,897)	466
Intersegment eliminations	(39)	(2)	(45)	4

Total	$(32,298)	$493	$(37,974)	$116,507

	September 30,	December 31,
	2008	2007
	(In thousands)
Total Assets:
Immersion Computing, Entertainment, and Industrial	$162,378	$181,860
Immersion Medical	7,913	6,552
Intersegment eliminations	(22,759)	(20,044)

Total	$147,532	$168,368

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
     Revenue by Product Lines — Information regarding revenue from external customers by product lines is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:

Consumer, Computing, and Entertainment	$4,684	$2,567	$10,648	$6,057
3D	1,204	1,035	3,522	3,123
Touch Interface Products	972	961	2,849	3,588

Subtotal Immersion Computing, Entertainment, and Industrial	6,860	4,563	17,019	12,768
Immersion Medical	3,221	5,240	10,530	12,044

Total	$10,081	$9,803	$27,549	$24,812

     Revenue by Region — The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
North America	56%	73%	58%	67%
Europe	18%	19%	20%	18%
Far East	26%	7%	19%	12%
Rest of the world	0%	1%	3%	3%

Total	100%	100%	100%	100%

     The Company derived approximately 56% and 73% of its total revenues from the United States of America for the three months ended September 30, 2008 and 2007, respectively. The Company derived 12% of its total revenues from Korea for the three months ended September 30, 2008. The Company derived 55% and 66% of its total revenues from the United States of America for the nine months ended September 30, 2008 and 2007, respectively. Revenues from other countries represented less than 10% individually for the periods presented.
     The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on September 30, 2008 and December 31, 2007.

     Significant Customers — Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Customer A	10%		*	%	*	%	*	%
Customer B	10%		*	%	*	%	*	%
Customer C	*	%	12%		*	%	12%
Customer D	*	%	14%		*	%	11%
Customer E	*	%	*	%	*	%	*	%

Total	20%		26%		0%		23%

Customer B, C, and E accounted for 10%, 11%, and 18%, respectively, of the Company’s accounts receivable on September 30, 2008. Customer D accounted for 24% of the Company’s accounts receivable on December 31, 2007. No other customer accounted for more than 10% of the Company’s accounts receivable on September 30, 2008 or on December 31, 2007.
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
     During the three months ended September 30, 2008, the terms of a settlement have been reached between all of the parties to all of the lawsuits, under which the Company will not be required to pay any cash. The settlement is subject to completion of documentation and court approval, neither of which can be assured. The Company has not accrued for any loss on this matter, and believes the possibility of loss to be remote.
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
     Subsequent to the filing of Form 10-Q for the nine months ended September 30, 2007, the Company determined that there were errors in its accounting for income taxes for the release of deferred income tax valuation allowance related to stock option deductions for prior years and the utilization of an incorrect effective state tax rate. The Company restated its previously reported provision for income taxes of $7.1 million to $13.7 million and previously reported net income of $123.1 million to $116.5 million. The impact on the condensed consolidated statements of operations and condensed consolidated cash flows is presented below:

	Nine Months Ended
	September 30, 2007
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands
	except per share amounts)
Total revenues	$24,812	$—	$24,812

Income before provision for income taxes	$130,195	$—	$130,195
Provision for income taxes	(7,093)	(6,595)	(13,688)

Net income	$123,102	$(6,595)	$116,507

Basic net income per share	$4.60	$(0.25)	$4.35
Shares used in calculating basic net income per share	26,768	—	26,768

Diluted net income per share	$3.93	$(0.20)	$3.73
Shares used in calculating diluted net income per share	31,408	(93)	31,315

Changes to cash flows from operating activities:
Net income	$123,102	$(6,595)	$116,507
Excess tax benefits from stock-based compensation	(3,215)	(7,364)	(10,579)
Deferred income taxes	(5,351)	(259)	(5,610)
Income taxes payable	6,271	6,227	12,498
Other long-term liabilities	30	627	657
Net cash provided by operating activities	93,428	(7,364)	86,064

Changes to cash flows from financing activities:
Excess tax benefits from stock-based compensation	$3,215	$7,364	$10,579
Net cash provided by financing activities	12,949	7,364	20,313
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
00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” AICPA SOP 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts,” and AICPA SOP 97-2, “Software Revenue Recognition,” as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
          Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options, and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
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
          Forfeitures — We are required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Changes in estimated forfeitures will be recognized through a cumulative catch-

up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
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
     Litigation Conclusions and Patent License
     In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the U.S. District Court for the Northern District of California judgment against it. As of March 19, 2007, we entered into a new business agreement with Sony Computer Entertainment. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. However, on June 18, 2007, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging breach of our “Sublicense Agreement” dated July 25, 2003 and seeks damages, specific performance, declaratory judgment, and attorneys’ fees and costs. At a court ordered mediation meeting on December 11, 2007, Microsoft indicated they believe the amount owed to be $35.6 million. On August 25, 2008, the parties agreed to settle Microsoft’s breach of contract claim as well as our counterclaim. The settlement arrangement provided that we pay Microsoft $20.8 million, which we paid in October 2008, and the case was dismissed.
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
     Intangible Assets
     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months and nine months ended September 30, 2008, we capitalized costs associated with patents and trademarks of $674,000 and $1.9 million, respectively. Our total amortization expense for the same periods for all intangible assets was $179,000, and $584,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
     The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 15 to the condensed consolidated financial statements.
Overview
     We achieved a 3% increase in revenues during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The third quarter revenue growth was primarily due to a 64% increase in royalty and license revenues mainly from increased gaming and mobility royalty and license fees. The revenue increase was partially offset by a 12% decrease in product sales and a 62%

decrease in development contract revenues. We achieved an 11% increase in revenues during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The first nine months revenue growth was primarily due to a 45% increase in royalty and license revenues mainly from increased gaming and mobility royalty and license fees, partially offset by a 2% decrease in product sales and an 18% decrease in development contract revenues. Our net loss was $32.3 million for the three months ended September 30, 2008 compared to net income of $493,000 for the three months ended September 30, 2007. Our net loss was $38.0 million for the nine months ended September 30, 2008 compared to net income of $116.5 million for the nine months ended September 30, 2007. In the third quarter of 2008 and throughout the first nine months of 2008, we continued to invest in research, development, sales, and marketing across all our key business segments. In August 2008, we settled our litigation with Microsoft and we agreed to make a one time payment to Microsoft in the amount of $20.8 million which was recorded in the third quarter of 2008 and paid in October 2008. In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and recognized a gain of $119.9 million of litigation conclusions and patent license in the first nine months of 2007. During the three months ended September 30, 2008, the Company assessed the realizability of the deferred tax asset and determined the amount was no longer realizable and recorded a $7.3 million charge to income tax expense.
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

	September 30,
REVENUES	2008	2007	Change
	($ In thousands)
Three months ended:
Royalty and license	$4,761	$2,904	64%
Product sales	4,755	5,420	(12)%
Development contracts and other	565	1,479	(62)%

Total Revenue	$10,081	$9,803	3%

Nine months ended:
Royalty and license	$11,393	$7,862	45%
Product sales	13,992	14,299	(2)%
Development contracts and other	2,164	2,651	(18)%

Total Revenue	$27,549	$24,812	11%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Total Revenue — Our total revenue for the third quarter of 2008 increased by $278,000 or 3% from the third quarter of 2007.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our VibeTonz and TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended September 30, 2008 was $4.8 million, an increase of $1.9 million or 64% from the three months ended September 30, 2007. The increase in royalty and license revenue was due to an increase in gaming royalties of $1.4 million and an increase in mobile device license and royalty revenue of $491,000.
     The increase in gaming royalties for the third quarter of 2008 compared to the similar period in 2007 was partly due to the increase in sales of new steering wheel products from Logitech. Revenues from gaming also included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with them. Although the revenue from our third-party peripheral licensees has generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems, we are seeing the decline begin to stabilize, as manifested by the release of new steering wheel products from Logitech for the PlayStation 3.
     Sony announced on May 8, 2006 that the vibration feature that is currently available on PlayStation (PS1) and PlayStation 2 (PS2) console systems would be removed from the new PlayStation 3 (PS3) console system. The PS3 console system was launched in late 2006 in the United States and Japan without native vibration or any force feedback capability of any kind. In the first quarter of 2007, Sony released an update to the PS3 console system that offered limited vibration and force feedback support for some older PS1 and PS2 games and controllers. In September 2007, Sony announced that it would fully restore vibration feedback features for the PS3 console system. The new PS3 DualShock 3 controllers with vibration feedback were released in Japan in November 2007 as standalone products sold separately from the PS3 console system. In April 2008, Sony released the PS3 DualShock 3 controller in the U.S. and released a version in Europe in July of 2008. While a very limited number of third party PS3 vibration and force feedback products have been announced recently, including various steering wheel models from Logitech, we do not know to what extent Sony will foster the market for other third-party PS3 gaming peripherals with vibration feedback. To the extent Sony discourages or impedes third-party controller makers from making more PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited.
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
     Mobile device license and royalty revenue increased due to the shipment of additional VibeTonz enabled phones by our existing licensees. We expect mobility device and royalty revenue to be a significant component of our revenue as our technology is included in mobile phone handsets.
     Product sales — Product sales for the three months ended September 30, 2008 were $4.8 million, a decrease of $665,000 or 12% as compared to the three months ended September 30, 2007. The decrease in product sales was primarily due to a decrease in medical product sales of $863,000 partially offset by an increase in 3D product sales of $183,000. Decreased medical product sales was mainly due to reduced sales of our endovascular, endoscopy, and Virtual IV simulator platforms partially offset by increases in our laparoscopy and arthroscopy simulators. This decrease in product sales was primarily a result of orders that did not repeat of endovascular devices during the three months ending September 30, 2007 along with a decrease in sales of our endoscopy simulators as a result of decreased government related orders. These decreases were partially offset by continued expansion of international sales for all of our simulation platforms including increased sales of laparoscopy simulators driven by our increased emphasis on the laparoscopy platform and modules as well as the launch of an arthroscopy simulator in the three months ending September 30, 2008. Increased 3D product sales was primarily due to increased sales of our MicroScribe, CyberForce®, and CyberGrasp® products.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support and warranty contracts. Development contract and other revenue was $565,000 during the three months ended September 30, 2008, a decrease of $914,000 or 62% as compared to the three months ended September 30, 2007. The decrease was mainly attributable to a decrease in medical contract revenue of $1.2 million due to the completion of work performed under medical contracts in 2007 not repeated in 2008. The decrease was also due to the ongoing transition of our medical engineering resources from certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities. Partially offsetting that decrease was increased revenue recognized on mobile device development contracts and support of $157,000 and increased Touch Interface Product contract revenue of $67,000.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of 2008, revenue generated in North America, Europe, Far East, and Rest of the World represented 56%, 18%, 26%, and 0%, respectively, compared to 73%, 19%, 7%, and 1%, respectively, for the third quarter of 2007. The shift in revenues among regions was mainly due to an increase in mobile device royalty and contract revenue and medical product revenue from the Far East and a decrease in medical contract and product revenue in North America partially offset by an increase in gaming license and royalty revenue in North America.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Total Revenue — Our total revenue for the first nine months of 2008 increased by $2.7 million or 11% from the first nine months of 2007.
     Royalty and license revenue — Royalty and license revenue for the nine months ended September 30, 2008 was $11.4 million, an increase of $3.5 million or 45% from the nine months ended September 30, 2007. The increase in royalty and license revenue was primarily due to an increase in mobile device license and royalty revenue of $2.1 million and an increase in gaming royalties of $2.0 million offset by a decrease in touch interface product royalties of $588,000.
     Mobile device license and royalty revenue increased primarily due to the increase in the shipment of VibeTonz enabled phones by LG Electronics which began in the second quarter of 2007, the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007, and the shipment of additional VibeTonz enabled phones by our licensees in 2008. The increase in gaming royalties was mainly due to the increase in sales of new steering wheel products from Logitech and previously deferred revenues from ISLLC. There was also an increase in royalty and license revenue from first-party gaming licensee Sony Computer Entertainment. In addition, touch interface product royalties decreased mainly due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur.
     Product sales — Product sales for the nine months ended September 30, 2008 were $14.0 million, a decrease of $307,000 or 2% as compared to the nine months ended September 30, 2007. The decrease in product sales was primarily due to decreased medical product sales of $911,000 partially offset by an increase in 3D product sales of $394,000 and an increase in touch interface products of $210,000. The decrease in medical product sales was mainly due to reduced sales of our endovascular and Virtual IV simulator platforms partially offset by increases in our laparoscopy, endoscopy, and arthroscopy simulators. This decrease in medical product sales was primarily a result of orders of endovascular devices during the nine months ending September 30, 2007 that were not repeated. This decrease was partially offset by continued expansion of international sales for all of our simulation platforms as well as the launch of an arthroscopy simulator. 3D product sales increased due to additional sales of our CyberForce, CyberGrasp, and MicroScribe products. Touch interface products increased due to additional sales of touchscreen and touch panel components, rotary modules, and commercial gaming products.
     Development contract and other revenue — Development contract and other revenue was $2.2 million during the nine months ended September 30, 2008, a decrease of $487,000 or 18% as compared to the nine months ended September 30, 2007. The decrease was mainly attributable to a decrease in medical contract revenue of $602,000 due to the completion of work performed under medical contracts in the first six months of 2008, and decreased touch interface product contract revenue of $362,000 primarily due to contracts being completed. Partially offsetting this, there was increased revenue recognized on mobile device development contracts and support of $441,000.
     In the first nine months of 2008, revenue generated in North America, Europe, Far East, and Rest of the World represented 58%, 20%, 19%, and 3%, respectively, compared to 67%, 18%, 12%, and 3%, respectively, for the first nine months of 2007. The shift in revenues among regions was mainly due to an increase in mobile device royalty and contract revenue and medical product revenue from the Far East, an increase in revenue from mobile device license and contract revenue from Europe, and a decrease in medical contract and product revenue in North America partially offset by an increase in gaming license and royalty revenue in North America. We partially attribute increased European and Far East Revenue to the addition of increased international sales and support personnel in 2008.

	September 30,		Change
COST OF PRODUCT SALES	2008	2007
	($ In thousands)
Three months ended:

Cost of product sales	$2,951	$2,563	15%
% of total product revenue	62%	47%

Nine months ended:

Cost of product sales	$7,607	$6,533	16%
% of total product revenue	54%	46%
     Cost of Product Sales — Our cost of product sales consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty revenue or development contract revenue. Cost of product sales was $3.0 million, an increase of $388,000 or 15% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase in cost of product sales was primarily due to increased material costs of $145,000, increased provision for warranty and repair costs of $147,000, and increased royalties of $97,000. The increase in direct material costs was mainly the result of a product mix change for medical product sales. Provision for warranty and repair costs increased primarily due to a defective component which we will be replacing on one of our laparoscopic products. Royalty costs increased due to increased sales of certain medical products with higher royalty costs. Cost of product sales increased as a percentage of product revenue to 62% in the first three months of 2008 from 47% in the first three months of 2007. This increase is mainly due to the change in the product sales mix mentioned above.
     Cost of product sales was $7.6 million, an increase of $1.1 million or 16% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in cost of product sales was primarily due to an increase of overhead costs of $432,000, increased direct material costs of $199,000, increased provision for warranty and repair costs of $125,000, increased royalties of $110,000, and an increase in excess and obsolete inventory provisions of $108,000. Overhead costs increased, in part, as a result of increased salary expense primarily due to the costs of programs to improve quality processes within our manufacturing operations which we anticipate will continue throughout 2008. The increase in direct material costs was mainly a result of a higher percentage of sales from products with higher costs. Royalty costs increased due to increased sales of certain medical products with higher royalty costs. Cost of product sales increased as a percentage of product revenue to 54% in the first nine months of 2008 from 46% in the first nine months of 2007. This increase is mainly due to the increased overhead costs mentioned above as well as a sales decrease of certain products with lower costs in the product sales mix.

	September 30,		Change
OPERATING EXPENSES AND OTHER	2008	2007
	($ In thousands)
Three months ended:

Sales and marketing	$4,296	$2,825	52%
% of total revenue	43%	29%

Research and development	$3,155	$2,482	27%
% of total revenue	31%	25%

General and administrative	$4,774	$2,781	72%
% of total revenue	47%	28%

Amortization of intangibles	$179	$243	(26)%
% of total revenue	2%	2%

Litigation settlements, conclusions, and patent license	$20,750	$—	* %
% of total revenue	* %	* %

Nine months ended:

Sales and marketing	$11,996	$8,558	40%
% of total revenue	44%	34%

Research and development	$9,239	$7,538	23%
% of total revenue	34%	30%

General and administrative	$14,121	$9,162	54%
% of total revenue	51%	37%

Amortization of intangibles	$584	$739	(21)%
% of total revenue	2%	3%

Litigation settlements, conclusions, and patent license	$20,750	$(134,900)	* %
% of total revenue	* %	* %
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $4.3 million, an increase of $1.5 million or 52% in the third quarter of 2008 compared to the comparable period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $533,000, an increase in bad debt expense of $241,000 primarily from one customer that has not paid within terms, increased consulting costs of $210,000 to supplement our sales and marketing staff, increased sales and marketing travel expense of $162,000, increased recruiting costs of $142,000, increased marketing, advertising, and public relations costs of $93,000, and increased office expenses of $81,000. The increased sales and marketing expenses were primarily due to an increase in sales and marketing headcount and the expansion of our sales and marketing efforts internationally. We expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies as well as continue to expand our sales and marketing presence internationally. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.
     Sales and marketing expenses were $12.0 million, an increase of $3.4 million or 40% in the first nine months of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $1.5 million, increased marketing, advertising, and public relations costs of 507,000, increased sales and marketing travel expense of $358,000, an increase in bad debt expense of $325,000, increased consulting costs of $302,000 to supplement our sales and marketing staff, and increased employee recruiting costs of $279,000. The increased sales and marketing expenses were primarily due to an increase in sales and marketing headcount and the expanding of our sales and marketing efforts internationally. In addition, the increased compensation, benefits, and overhead expense was mainly due to an increase in sales and marketing headcount, increased compensation for sales and marketing personnel, and increased non-cash stock based compensation charges, partially offset by decreased variable compensation.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $3.2 million, an increase of $673,000 or 27% in the third quarter of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $472,000, an increase in lab and prototyping expenses of $120,000, and an increase in professional consulting expense of $44,000 to supplement our engineering staff. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount, increased compensation for research and development personnel, and increased non-cash stock based compensation charges. We believe that continued significant investment in research and development is critical to our future success, and we expect to make investments in areas of research and technology development to support future growth.
     Research and development expenses were $9.2 million, an increase of $1.7 million or 23% in the first nine months of 2008 compared to the same period in 2007. The increase was primarily due to increased compensation, benefits, and overhead of $1.2 million, an increase in professional consulting expense of $244,000 to supplement our engineering staff, and an increase in prototyping expenses of $183,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount, increased compensation for research and development personnel, and increased non-cash stock based compensation charges.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $4.8 million, an increase of $2.0 million or 72% in the third quarter of 2008 compared to the same period in 2007. The increase was primarily due to increased legal, professional, and license fee expense of $1.2 million and increased compensation, benefits, and overhead of $735,000. The increased legal, professional, and license fee expenses were primarily due to increased litigation costs, mainly Microsoft litigation; increased consulting costs; and increased recruiting costs. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock-based compensation charges. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses.
     General and administrative expenses were $14.1 million, an increase of $5.0 million or 54% in the first nine months of 2008 compared to the same period in 2007. The increase was primarily due to increased legal, professional, and license fee expense of $2.4 million and increased compensation, benefits, and overhead of $2.3 million. The increased legal, professional, and license fee expenses were primarily due to increased litigation costs, mainly Sony litigation; increased consulting costs; and increased recruiting costs. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock-based compensation charges.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $64,000 or 26% in the third quarter of 2008 compared to the same period in 2007. Amortization of intangibles decreased by $155,000 or 21% in the first nine months of 2008 compared to the same period in 2007. The decrease was primarily attributable to some intangible assets reaching full amortization partially offset by an increase from the cost and number of new patents being amortized.
     Litigation Settlements, Conclusions, and Patent License — Litigation settlements, conclusions, and patent license was $20.8 million, an increase of $20.8 million in the third quarter of 2008 compared to the same period in 2007, all of which related to our settlement with Microsoft. Litigation settlements, conclusions, and patent license was $20.8 million of expense in the first nine months of 2008, compared to income of $134.9 million for the same period in 2007, an increase of $155.7 million. For the same period in 2007, the $134.9 million is comprised of $119.9 million related to Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to court orders. As of March 19, 2007, both parties entered into an agreement whereby we granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. We recorded $749,000 as revenue for each of the three months ended September 30, 2008 and 2007. We recorded $2.2 million and $1.6 million as revenue for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, we had recorded $4.6 million of the $30.0 million as revenue and will record the remaining $25.4 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We have accounted for future payments in accordance with APB No. 21. Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We are accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due.
     Under the terms of a series of agreements that we entered into with Microsoft in 2003, in the event we had elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer

Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The patent infringement litigation with Sony Computer Entertainment was concluded in March 2007 at the U.S. Court of Appeals for the Federal Circuit without settlement. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we accounted for this sum during 2007 as litigation conclusions and patent license income. However, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. In a letter sent to us dated May 1, 2007, Microsoft stated that it believed we owed Microsoft at least $27.5 million, an amount that was subsequently increased to $35.6 million. Although we disputed Microsoft’s allegations, on August 25, 2008 the parties agreed to settle all claims. The Company had made no offers to settle prior to August 25, 2008. Under the terms of the settlement, we paid Microsoft $20.8 million in October 2008.
     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments. Interest and other income decreased by $868,000 in the third quarter of 2008 compared to the same period in 2007. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.
     Interest and other income decreased by $633,000 in the first nine months of 2008 compared to the same period in 2007. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments partially offset by gain on the sale of short-term investments.
     Interest Expense — Interest expense consisted primarily of interest and accretion expense on our 5% Convertible Debentures. Interest expense decreased by $211,000 in the third quarter of 2008 compared to the same period in 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007. Interest expense decreased by $1.0 million in the first nine months of 2008 compared to the same period in 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007.
     Provision for Income Taxes — We recorded a provision for income taxes for the quarter ended September 30, 2008 of $7.3 million, yielding an effective tax rate of (29.0)%. For the three months ended September 30, 2007, we recorded a provision for income taxes of $61,000 on pre-tax income of $554,000, yielding an effective tax rate of 11.0%.
     The provision for income taxes for the three months ended September 30, 2008, is reflective of the recording of a full valuation allowance against our entire deferred tax asset balance in the period due to losses in fiscal 2008, the variability of operating results, and near term projected results. Accordingly, the effective tax rate differs from the statutory rate. The income tax provision for the three months ended September 30, 2007 was arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, adjusted for certain discrete items that are fully recognized in the period they occur.
     Based on the first nine months of 2008 pre-tax loss of $33.3 million and future projections, we recorded a provision for income taxes for the nine months ended September 30, 2008 of $4.6 million, yielding an effective tax rate of (13.9)%. For the first nine months of 2007, we recorded a provision for income taxes of $13.7 million on a pre-tax profit of $130.2 million, yielding an effective tax rate of 10.5%.
     The provision for income taxes for the nine months ended September 30, 2008, is reflective of the recording of a full valuation allowance against our entire deferred tax asset balance in the period due to losses in fiscal 2008, the variability of operating results, and near term projected results. Accordingly, the effective tax rate differs from the statutory rate. The provision for income taxes for the nine months ended September 30, 2007, which were previously fully reserved, is primarily reflective of federal and state tax expense as a result of our pre-tax income of $130.2 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 9 to the condensed consolidated financial statements. For the nine months ended September 30, 2007, the effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets and we used the majority of our net operating loss carryforwards against taxable income.
SEGMENT RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:

Immersion Computing, Entertainment, and Industrial	$6,909	$4,578	$17,109	$12,810
Immersion Medical	3,221	5,240	10,530	12,044
Intersegment eliminations	(49)	(15)	(90)	(42)

Total	$10,081	$9,803	$27,549	$24,812

Net Income (Loss):
Immersion Computing, Entertainment, and Industrial	$(29,977)	$(810)	$(34,032)	$116,037
Immersion Medical	(2,282)	1,305	(3,897)	466
Intersegment eliminations	(39)	(2)	(45)	4

Total	$(32,298)	$493	$(37,974)	$116,507

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in Immersion Computing, Entertainment, and Industrial as that is how they are considered for management evaluation purposes. As a result the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Immersion Computing, Entertainment, and Industrial segment — Revenues from the Immersion Computing, Entertainment, and Industrial segment were $6.9 million, an increase of $2.3 million or 51% in the third quarter of 2008 compared to the same period in 2007. Royalty and license revenues increased by $1.9 million mainly due to an increase in gaming royalties of $1.4 million, and an increase in mobile device license and royalty revenue of $491,000 due to the shipment of additional VibeTonz enabled phones by our licensees. The increase in gaming royalties was mainly due to the increase in sales of new steering wheel products from Logitech and previously deferred revenues from ISLLC totaling $1.1 million. Product sales increased by $233,000 primarily due to increased 3D product sales, mainly MicroScribe, Cyberforce, and Cybergrasp products. Development Contract revenue increased by $241,000 primarily due to increased revenue recognized on mobile device development contracts and increased Touch interface product contract revenue. Net loss for the three months ended September 30, 2008 was $30.0 million, an increase of $29.2 million compared to the same period in 2007. The increase was primarily due to the Microsoft litigation settlement of $20.8 million, an increase in provision for income taxes of $7.2 million, an increase in general and administrative expenses of $1.6 million, a decrease in interest and other income of $867,000 mainly due to reduced interest rates, an increase in sales and marketing expenses of $737,000, and an increase of research and development expenses of $592,000. The increases to the net loss were partially offset by increased gross margin of $2.3 million mainly from increased royalty and license revenue and a decrease in interest expense of $211,000 due to the conversion and redemption of our 5% Convertible Debentures.
     Revenues from the Immersion Computing, Entertainment, and Industrial segment were $17.1 million, an increase of $4.3 million or 34% in the first nine months of 2008 compared to the same period in 2007. Royalty and license revenues increased by $3.5 million, mainly due to an increase in mobile device license and royalty revenue primarily due to the shipment of additional VibeTonz enabled phones, and an increase in gaming royalties mainly due to the increase in sales of new steering wheel products from Logitech and previously deferred revenues from ISLLC offset by a decrease in touch interface product royalties mainly due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. Product sales increased by $653,000 primarily due to increased 3D product sales mainly from increased sales of our CyberForce, CyberGrasp, and MicroScribe products and an increase in product sales from touch interface products, mainly due to increased sales of touchscreen and touch panel components and increased sales of commercial gaming products. Development contract revenue increased by $115,000 primarily due to increased revenue on mobile device development contracts and support partially offset by reduced touch interface product contract revenue. Net loss for the nine months ended September 30, 2008 was $34.0 million, an increase of $150.0 million compared to the same period in 2007. The increase was primarily due to increased litigation settlements, conclusions, and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance) occurring in the first nine months of 2007 and the Microsoft settlement expense in the first nine months of 2008 of $20.8 million; an increase in general and administrative expenses of $4.3 million; an increase in sales and marketing expenses of $2.1 million; and an increase of research and development expenses of $1.3 million. The increase to the net loss was partially offset by a decreased provision for income taxes of $9.0 million; increased gross margin of $3.6 million mainly from increased sales; and a decrease in interest expense of $1.0 million due to the conversion and redemption of our 5% Convertible Debentures.
     Immersion Medical segment — Revenues from Immersion Medical were $3.2 million, a decrease of $2.0 million or 39%, for the third quarter of 2008 compared to the same period in 2007. The decrease was primarily due to a decrease of $1.2 million in medical development contract revenue due to work completed under medical contracts in 2007, and a decrease in product sales of $863,000 mainly due to reduced sales of our endovascular, endoscopy, and Virtual IV simulator platforms partially offset by increases in our laparoscopy and arthroscopy simulators. Net loss for the three months ended September 30, 2008 was $2.3 million, an increase of $3.6 million compared to the same period in 2007. The increase was mainly due to increased sales and marketing expenses of $734,000 as the segment expands international sales and marketing efforts, increased general and administrative expenses of $369,000, and a decrease in gross margin of $2.4 million primarily due to reduced sales and a higher proportion of sales of lower margin products.
     Revenues from Immersion Medical were $10.5 million, a decrease of $1.5 million or 13%, for the first nine months of 2008 compared to the same period in 2007. The decrease was primarily due to a decrease in product sales of $911,000 and a decrease of $602,000 in medical development contract revenue. Net loss for the nine months ended September 30, 2008 was $3.9 million, an increase of $4.4 million compared to the same period in 2007. The increase was mainly due to a decrease in gross margin of $1.9 million primarily due to decreased sales, increased sales and marketing expenses of $1.4 million as the segment expands international sales and marketing efforts, increased general and administrative expenses of $699,000, and increased research and development expenses of $408,000.

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
     On September 30, 2008, our cash, cash equivalents, and short-term investments totaled $119.1 million, a decrease of $19.0 million from $138.1 million on December 31, 2007.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to court orders. Furthermore, we entered into a new business agreement. Under the new business agreement, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of September 30, 2008, we had received seven of these installments.
     On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. After conducting discovery and filing various motions, on August 25, 2008 the parties agreed to settle all claims. The Company had made no offers to settle prior to August 25, 2008. Under the terms of the settlement, we paid Microsoft $20.8 million in October 2008.
     Net cash used in operating activities during the nine months ended September 30, 2008 was $4.2 million, a change of $90.3 million from the $86.1 million provided during the nine months ended September 30, 2007. Cash used in operations during the nine months ended September 30, 2008 was primarily the result of a net loss of $38.0 million, a decrease of $1.8 million due to a change in prepaid expenses and other current assets, a decrease of $1.1 million due to a change in inventories, a decrease of $1.1 million due to a change in other long-term liabilities, and a decrease of $170,000 due to a change in income taxes payable. These decreases were offset by an increase of $23.2 million due to a change in accrued compensation and other current liabilities primarily due to the Microsoft settlement of $20.8 million, an increase of $7.4 million due to a change in deferred income taxes, a $2.5 million increase due to a change in deferred revenue and customer advances, and an increase of $609,000 due to a change in accounts payable. Cash provided by operations during the nine months ended September 30, 2008 was also impacted by noncash charges and credits of $4.4 million, including $3.0 million of noncash stock-based compensation, $844,000 in depreciation and amortization, $584,000 in amortization of intangibles, an increase to allowance for doubtful accounts of $269,000, partially offset by a credit of $194,000 from excess tax benefits from stock-based compensation, and an $81,000 realized gain on sales of short-term investments.
     Net cash provided from investing activities during the nine months ended September 30, 2008 was $30.7 million, compared to the $34.4 million used in investing activities during the nine months ended September 30, 2007, an increase of $65.1 million. Net cash provided by investing activities during the period consisted of an increase in maturities or sales of short-term investments of $79.0 million, partially offset by purchases of short-term investments of $44.2 million; a $2.2 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs; and $1.8 million used to purchase property and equipment.
     Net cash used in financing activities during the nine months ended September 30, 2008 was $11.0 million compared to $20.3 million provided during the nine months ended September 30, 2007, or a $31.3 million decrease from the prior year. Net cash used in financing activities for the period consisted primarily of purchases of treasury stock of $12.6 million, partially offset by issuances of common stock and exercises of stock options and warrants in the amount of $1.5 million, and an increase of $194,000 from excess tax benefits from tax deductible stock-based compensation.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We have continuing litigation and we will continue to protect and defend our extensive intellectual property portfolio across all business segments which could require ongoing use of our working capital. We anticipate that capital expenditures for the year ended December 31, 2008 will total approximately $2.5 million in connection with anticipated maintenance and upgrades to operations and infrastructure. On November 1, 2007, we announced that our Board of Directors authorized the repurchase of up to $50 million of our common stock. During the nine months ended September 30, 2008, we repurchased 1.8 million shares for $13.4 million at an average net cost of $7.31 through open market repurchases. Additionally, if we acquire one or more businesses, patents, or products, or invest in other companies, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007:

			2009 and	2011 and
Contractual Obligations	Total	2008	2010	2012
	(In thousands)
Operating leases	$2,300	$1,100	$1,191	$9

     As discussed in Note 10 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN48. On September 30, 2008, we had a liability for unrecognized tax benefits totaling approximately $651,000, including interest of $24,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $116.0 million as of September 30, 2008. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in an approximate $137,000 decrease in the fair value of our cash equivalents and short-term investments as of September 30, 2008.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to a material weakness in our internal control over financial reporting with respect to accounting for income taxes that was initially determined and disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     During the three months ended September 30, 2008, the terms of a settlement have been reached between all of the parties to all of the lawsuits, under which we will not be required to pay any cash. The settlement is subject to completion of documentation and court approval, neither of which can be assured.
     Internet Services LLC Litigation
     On October 20, 2004, ISLLC filed claims against us in its lawsuit against Sony Computer Entertainment in the U.S. District Court for the Northern District of California, alleging that we breached a contract with ISLLC by suing Sony Computer Entertainment for patent infringement relating to haptically-enabled software whose topics or images are allegedly age-restricted, for judicial apportionment of damages between ISLLC and us of the damages awarded by the jury, and for a judicial declaration with respect to ISLLC’s rights and duties under agreements with us. On December 29, 2004, the District Court issued an order dismissing ISLLC’s claims against Sony Computer Entertainment with prejudice and dismissing ISLLC’s claims against us without prejudice to ISLLC. On January 12, 2005, ISLLC filed Amended Cross-Claims and Counterclaims against us that contained similar claims. On March 24, 2005, the District Court again dismissed certain of these claims with prejudice and dismissed the other claims without prejudice.
     On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to us in the Sony litigation and of the Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for declaratory relief, breach of contract by ISLLC, and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken in the U.S. District Court for the Northern District of California as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint. We opposed ISLLC’s motion, and cross-moved for judgment on the pleadings.. On June 26, 2007, the District Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part our motion for judgment on the pleadings. The District Court also dismissed one of ISLLC’s claims. However, on May 16, 2008, the District Court entered an order granting our motion for summary judgment on all of ISLLC’s claims, as well as our counterclaim for declaratory relief. As a result, the only claims remaining in the action were our counterclaims against ISLLC. On August 22, 2008, we settled our counterclaims against ISLLC and amended the terms of our existing business agreement with ISLLC.
     Microsoft Corporation v. Immersion Corporation
     On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. Microsoft alleged that we breached a “Sublicense Agreement” executed in connection with the parties’ settlement in 2003 of our claims of patent infringement against Microsoft in Immersion Corporation v. Microsoft Corporation, Sony Computer Entertainment Inc. and Sony Computer Entertainment America, Inc., United States District Court for the Northern District of California, Case No. 02-0710-CW). The complaint alleged that Microsoft was entitled to payments that Microsoft contends are due under the Sublicense Agreement as a result of Sony Computer Entertainment’s satisfaction of the judgment in our lawsuit against Sony Computer Entertainment and payment of other sums to us. In a letter sent to us dated May 1, 2007, Microsoft stated that it believed we owed Microsoft at least $27.5 million, an amount that was subsequently increased to $35.6 million. Although we disputed Microsoft’s allegations, on August 25, 2008 the parties agreed to settle all claims. The Company had made no offers to settle prior to August 25, 2008. Under the terms of the settlement, we paid Microsoft $20.8 million in October 2008.
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”). On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and in the alternative, a motion to transfer venue for convenience to Ohio. On August 7, 2008, we filed our opposition to both motions filed by Simbionix. On October 14, 2008, a status conference was set up for December 2, 2008 to assign a claim construction hearing date and a trial setting. In addition, discovery orders are due December 16, 2008.
     We intend to vigorously prosecute this lawsuit.
ITEM 1A. RISK FACTORS
Company Risks
THE UNCERTAIN GLOBAL ECONOMIC ENVIRONMENT COULD REDUCE OUR REVENUES AND COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Many economists are now predicting that the United States economy, and possibly the global economy, may enter into a prolonged recession or depression as a result of the deterioration in the credit markets and related financial crisis, as well as a variety of other factors. A downturn in the United States or global economy could hurt our business in a number of ways including, longer sales and renewal cycles, delays in adoption of our products, increased risk of competition for our products, increased risk of inventory obsolescence, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements at reduced purchase levels. Furthermore, a prolonged tightening of the credit market could significantly impact our ability to access capital or liquidate investments, or could reduce the rate of return on investments. Any of these effects could have a material adverse effect across all of our businesses on our revenues, financial condition and results of operations.
WE HAD AN ACCUMULATED DEFICIT OF $58 MILLION AS OF SEPTEMBER 30, 2008, HAVE A HISTORY OF LOSSES, MAY EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
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
     Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. We intend to enforce our intellectual property rights vigorously and may initiate litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and difficult to pursue in certain venues, and distracting to management and potential customers and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we may not be able to develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses could increase and our revenues could decrease.
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
     We announced that we restated our condensed consolidated financial statements for the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007. We have restated the condensed consolidated financial statements for the nine months ended September 30, 2007 in this report. See Note 15 to the condensed consolidated statements. As a result of the restatement of our condensed consolidated financial statements, we could become subject to purported class action, derivative, or other securities litigation. As of the date hereof, we are not aware of any such litigation having been commenced against us related to these matters, but we cannot predict whether any such litigation will be commenced or, if it is, the outcome of any such litigation. The initiation of any such securities litigation may harm our business and financial condition.
OUR CURRENT LITIGATION UNDERTAKINGS ARE EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND WILL CONTINUE TO BE, UNTIL RESOLVED, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001, related to In re Initial Public Offering Securities Litigation. The named defendants are Immersion and three of our current or former officers or directors and certain underwriters of our November 12, 1999 IPO. Subsequently, two of the individual defendants stipulated to a dismissal without prejudice. We and most of the issuer defendants had settled with the plaintiffs. However, the settlement offer had subsequently been withdrawn. During the three months ended September 30, 2008, the terms of a new settlement have now been reached between all of the parties to all of the lawsuits, under which we will not be required to pay any cash. The settlement is subject to completion of documentation and court approval, neither of which can be assured.
     Our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd in the United States District Court for the Eastern District of Texas.
     Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on litigation, please see Note 14 to the condensed consolidated financial statements in Part I and the section titled Item 1. “Legal Proceedings” of this Part II.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended September 30, 2008 and 2007, 47% and 30%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2008 and 2007, 41% and 32%, respectively, of our total revenues were royalty and license revenues. However, we do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, meet quality control standards, achieve commercial acceptance, or generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. Products incorporating our touch-enabling technologies are generally more difficult to design and manufacture, which may cause product introduction delays or quality control problems. If our licensees fail to stimulate and capitalize upon market demand for products that generate royalties for us, or if products are recalled because of quality control problems, our revenues will not grow and could decline. Alternatively, if a product that incorporates our touch-enabling technologies achieves widespread market acceptance, the product manufacturer may elect to stop paying us, attempt to design around our intellectual property, challenge our intellectual property, or stop making it rather than pay us royalties based on sales of the product.
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
     Under the terms of our agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 systems for a fixed license payment. The PS3 console system was launched in late 2006 in the United States and Japan without force feedback capability. Sony has since released new PS3 controllers with vibration feedback. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony selectively limits their licensing to leading third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next-generation console systems like the Nintendo Wii and Microsoft Xbox 360.
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
TOUCH INTERFACE PRODUCT ROYALTIES WILL BE REDUCED IF BMW WERE TO REMOVE OUR TECHNOLOGY FROM ITS DRIVER CONTROL SYSTEMS.
     Our largest royalty stream from touch interface products is currently from BMW for its iDrive controller and driver control systems. BMW has begun to remove our technology from the iDrive controller from one model. The removal of our technology from driver control systems in other models that it is included in or if our technology is not incorporated in BMW vehicles may cause our business may suffer.
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
     In addition, Microsoft announced that its new product, Windows 7, will feature a new multi-touch input function, allowing users to use multiple fingers simultaneously to interact with touch surfaces. Enabling multi-location touch-feedback will require us to innovate on the hardware and software sides, enable Windows 7 API’s with multi-touch output support, and work with our licensees and third parties to integrate such features. There are feasibility risks both on the hardware and software sides, and may be potential delays in the revenue growth of haptically-enabled multi touch surfaces.
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
REDUCED SPENDING BY CORPORATE, UNIVERSITY, OR GOVERNMENT RESEARCH AND DEVELOPMENT DEPARTMENTS MAY ADVERSELY AFFECT SALES OF OUR PRODUCTS.
     The current economic downturn may lead to a reduction in corporate, university, or government budgets for research and development in sectors including the automotive, aerospace, mobility, and medical sectors, which use our products. Sales of our products may be adversely affected by cuts in these research and development budgets.
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
     We have limited resources for marketing and selling medical simulation, touch interface, or three-dimensional simulation and digitizing products, either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell medical simulation, touch interface, and three-dimensional simulation products will depend upon our ability to retain and develop a qualified sales force and effective distribution channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our products. A number of our distributors represent small, specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting our products. There can be no assurance that our direct selling efforts will be effective, distributors or OEMs will market our products successfully or, if our relationships with distributors or OEMs terminate, that we will be able to establish relationships with other distributors or OEMs on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our products could have a material adverse effect on our product revenues. The sales volumes for these limited distribution channels are volatile and hard to predict. We consider forecasts in determining our component needs and our inventory requirements. If the business in these limited distribution channels fails to meet expectations or if to we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components or assets that are not realizable, which could adversely affect our operating results.
INCREASING COMPETITION IN THE MEDICAL MARKET MAY REDUCE OUR REVENUE.
     The medical simulation market is very competitive. As it continues to develop as we anticipate, we believe that we will have more competition. As in many developing markets, acquisitions, or consolidations may occur that could lead to larger competitors with more resources or broader market penetration. This increased competition may result in the decline of our revenue and may cause us to reduce our selling prices.
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
     Current and any future periods of rapid economic and technological change may place significant strains on our managerial, financial, engineering, or other resources. Current and further economic weakness, in combination with our complex technologies, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating, and meeting our operational needs as well as the needs of our licensees. Our failure to effectively manage these resources during periods of rapid economic or technological change may harm our business.
CLENT RICHARDSON, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR, AND SEVERAL OTHER MEMBERS OF OUR EXECUTIVE MANAGEMENT TEAM ARE RELATIVELY NEW AND IF THERE ARE DIFFICULTIES WITH THIS LEADERSHIP TRANSITION IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.
     Clent Richardson, our President, Chief Executive Officer, and Director was hired in April 2008, and several other members of our executive management team also joined us in 2008. Our success will depend to a significant extent on their ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with other members of our executive management team and board of directors. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.
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
     We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Our stock option and award program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies.
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
ISSUANCE OF THE SHARES OF COMMON STOCK UPON EXERCISE OF STOCK OPTIONS AND EXERCISE OF WARRANTS AND ISSUANCE AND VESTING OF RESTRICTED STOCK UNITS WILL DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.
     The issuance of shares of common stock in the following circumstances will dilute the ownership interest of existing stockholders: (i) upon exercise of some or all of the stock options, (ii) upon exercise of some or all of the warrants, and (iii) upon issuance and vesting of restricted stock units. Any sales in the public market of the common stock issuable upon such exercises could adversely affect prevailing market prices of our common stock. In addition, the existence of these stock options and warrants may encourage short selling by market participants.
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
     Based on an evaluation of our disclosure controls and procedures as of December 31, 2007, due to the existence of a deficiency in the operation of our internal controls related to the accounting for income taxes, which constituted a material weakness in our internal control over financial reporting, our management has concluded that such disclosure controls and procedures were not effective as of such date and continue to not be effective as of September 30, 2008. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified deficiency pertained to controls which were not adequately designed to ensure proper accounting and disclosure of income taxes. These inadequate controls resulted in adjustments to our previously reported quarterly unaudited financial results as of March 31, 2007 and the cumulative loss amounts for quarterly unaudited financial results as of June 30, 2007 and September 30, 2007.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Below is a summary of stock repurchases for the quarter ending September 30, 2008. See Note 8 of our condensed consolidated financial statements for information regarding our stock repurchase program.

			Approximate Dollar
		Average	Value that May
	Shares	Price Per	Yet Be Purchased
Program/Period (1)	Repurchased (2)	Share	Under the Program
Beginning approximate dollar value available to be repurchased as of June 30, 2008			$43,845,097
July 1 - July 31, 2008	440,000	$6.78
August 1 - August 31, 2008	40,000	$6.12
September 1 - September 30, 2008	627,880	$6.32

Total shares repurchased	1,107,880	$6.50	7,196,408

Ending approximate dollar value that may be repurchased under the Program as of September 30, 2008			$36,648,689

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.

(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.44	Executive Incentive Plan dated August 7, 2008 by and between Immersion Corporation and Clent Richardson.

10.45	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.

31.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President, Chief Executive Officer, and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2008

IMMERSION CORPORATION

By	/s/ Stephen Ambler

Stephen Ambler
Chief Financial Officer and Vice President, Finance

EXHIBIT INDEX

Exhibit
Number	Description
10.44	Executive Incentive Plan dated August 7, 2008 by and between Immersion Corporation and Clent Richardson

10.45	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.

31.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer and Vice President, Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.