Form 10-K
period 2008-12-31
IMMERSION CORP
filed 2009-03-09
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $350,475,801 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 23, 2009: 27,945,484.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2008 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Risk Factors” and those described elsewhere in this report , and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.	Business

Overview

Immersion Corporation was incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999. Our common stock trades on the NASDAQ Global Market under the symbol IMMR. Immersion Corporation is a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, gaming, and commercial and industrial devices and controls; medical simulation; and mobile communications. We manage these application areas under two operating and reportable segments: 1) the Touch Line of Business and 2) the Medical Line of Business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for revenue information for these segments for the past three years.

In some markets, such as video console gaming, consumer electronics, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation, we sell products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. From time to time, we also engage in development projects for third parties.

Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 700 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

Haptics and Its Benefits

In the world of computers, consumer electronics, and digital devices and controls, meaningful haptic (touch) information is limited or missing. For example, when dialing a number or entering text on a conventional touchscreen, we feel only the touchscreen surface, without the subtle, yet confirming sensation we expect from mechanical switches and keyboards.

To supply richer, more meaningful haptic feedback — also known as force feedback, touch feedback, or tactile feedback — electronic input/output devices can be made to generate physical forces. Our programmable haptic technologies embedded in many types of devices can give users physical sensations appropriate to the situation. Users can feel as though they are interacting with different textures and mass, compliant springs, solid barriers, deep or shallow detents. They can feel the force or resistance as they push a virtual button, scroll through a list, or encounter the end of a menu. In a video or mobile game, users can feel the gun recoil, the engine rev, or the crack of the bat meeting the ball. When simulating the placement of cardiac pacing leads, a user can feel the forces that would be encountered when navigating the leads through a beating heart, providing a more realistic experience of performing this procedure. These forces are created by actuators, such as motors, which are built into devices such as joysticks, steering wheels, gamepads, personal music players, mobile phones, and medical training simulators. Actuators can also be designed into devices used in automotive, industrial, medical, or retail kiosk and point-of-sale systems, such as digital switches, rotary controls, touchscreens, and touch surfaces.

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

Programmability also supplies more flexibility in the types of responses that are possible, in upgradeability, in consistent performance that will not degrade over time, and in the potential for personalized settings. Multiple mechanical controls can be consolidated into one versatile programmable control that can save space and improve ergonomics. Conversely, one programmable control device can be implemented as many different types of controls with context-appropriate touch feedback, which can simplify inventory.

Our Solutions

Our goal is to improve the way people interact with digital devices by engaging their sense of touch. Our core competencies include our understanding of how interactions should feel and our knowledge of how to use technology to achieve that feeling. Our strength in both of these areas has resulted in many novel applications.

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

We have developed many software solutions for various operating systems and computing platforms including Windows-based and Apple personal computers, automotive, and mobile handset operating systems. Our inventions include control algorithms for efficiently driving relevant families of actuators (such as spinning mass actuators, linear actuators, and piezo-electric systems) as well as several generations of authoring tools for creating, visualizing, modifying, archiving, and experiencing haptic feedback.

Licensed Solutions

In some markets, such as video console gaming, consumer electronics, mobile phones, and automotive controls, we license our technologies to original equipment manufacturers (OEM) or their suppliers who include them in products sold under their own brand names.

We offer our expertise to our licensees to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, design kits for prototyping, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards.

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

Design Kits for Prototyping — We offer several design kits for customers to use for technology evaluation, internal evaluation, usability testing, and focus group testing. The kits include components and documentation that designers, engineers, and system integrators need for prototyping TouchSense touch feedback into an existing or sample product.

Authoring Tools — We license authoring tools that enable haptic designers and software developers to quickly design and incorporate custom touch feedback into their own applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptic device. The tools are the equivalent of a computer-aided design application for haptics. Our authoring tools support vibro-tactile haptic devices (such as mobile phones, touchscreens, and vibro-tactile gaming peripherals), as well as kinesthetic haptic devices (such as rotary devices, 2D devices, and joysticks). Various haptic effect parameters can be defined and modified, and the result immediately experienced. Our authoring tools run on mainstream operating systems such as Microsoft Windows.

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

Compatible with Industry Standards — We have designed our hardware and software technologies for our licensees to be compatible with industry hardware and software standards. Our technologies operate across multiple platforms and comply with such standards as Microsoft’s entertainment application programming interface, DirectX, and a standard communications interface, Universal Serial Bus (“USB”). More generally, our software driver and API technology has been designed to be easily ported to a variety of operating systems including Windows, Windows CE, Mac OS X, BREW/REX (from QUALCOMM), Java (J2SE), various Linux platforms including Android, and VxWorks.

Manufactured Product Solutions

We produce our products using both contracted and in-house manufacturing. We manufacture and sell some of our products under the Immersion brand name through a combination of direct sales, distributors, and value-added resellers. These products include:

•	medical and surgical simulation systems used for training medical professionals in minimally invasive medical and surgical procedures including endoscopy, laparoscopy, and endovascular;

•	components used in our haptic touchscreen and touch surface solutions;

•	programmable rotary control technology and reference design for operating a wide range of devices; and

•	electronic control boards for wheels and joysticks used in arcade games, research, and industrial applications.

We also manufacture and private-label some products for customers under their own brand names. In addition, we may resell another manufacturer’s product into our customer base such as certain types of medical simulators.

On November 17, 2008, we announced our intent to divest our line of 3D products in 2009. These products include our:

•	MicroScribe® digitizers;

•	3D interaction product line; and

•	SoftMouse® 3D positioning device.

Touch Line of Business

Products and Markets

We initially licensed our intellectual property for touch-enabling technologies for consumer gaming peripherals in 1996 and extended beyond gaming to other applications of our haptics-related products and services.

Gaming Devices — We have licensed our TouchSense intellectual property to Microsoft for use in its gaming products, to Apple Computer for use in its operating system, and to Sony Computer Entertainment for use in its legacy and current PlayStation console gaming products. We have also licensed our TouchSense intellectual property to over a dozen gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, to bring haptic technology to PC platforms including both Microsoft Windows and Apple operating systems, as well as to video game consoles.

In the video game console peripheral market, we have licensed our intellectual property for use in hundreds of spinning mass tactile feedback devices and force feedback devices such as steering wheels and joysticks to various manufacturers including dreamGear, Gemini, Griffin, Hori, i-CON, Intec, Katana, Logitech, Mad Catz, Microsoft, NYKO, Performance Designed Products (“PDP”) (formerly Electro Source LLC), Radica, and Sony. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation, PlayStation 2, and PlayStation 3 from Sony; and the N64, GameCube, and Wii from Nintendo. Currently, products sold to consumers using TouchSense technology include PC joysticks, steering wheels, and gamepads from various licensees.

For the years ended December 31, 2008, 2007, and 2006, respectively 23%, 21%, and 18% of our total revenues were generated from PC and console gaming revenues.

In the arcade entertainment market, our products include steering wheel and joystick control electronics that provide industrial strength and quality force feedback that enable very realistic simulations.

In the casino and bar-top amusement market, we signed an agreement with 3M Touch Systems in 2005 that allows manufacture and distribution of its MicroTouch touch screens with our TouchSense technology. 3M Touch Systems and seven system integrators demonstrated this technology in pre-production touchscreen monitors at the 2008 Global Gaming Expo.

Mobile Communications and Portable Devices — We have developed TouchSense solutions for the mobile phone market and a variety of portable devices.

TouchSense components include technologies for haptic touchscreens and programmable haptic rotary controls. In early 2009, Samsung announced its new P3 personal media player, currently scheduled to ship in the first half of 2009, with Immersion haptic feedback technology for touchscreen interactions. In 2008 Cue Acoustics announced and began shipping a premium AM/FM radio and iPod docking station that includes a TouchSense rotary control module as its primary control mechanism. In 2007, CTT-Net of Korea launched the world’s first personal navigation devices (“PNDs”) to use Immersion’s TouchSense technology to provide tactile feedback for touchscreen interactions in a global positioning system (“GPS”). We intend to expand applications for TouchSense technologies into a broader range of portable devices, including remote controls for home entertainment systems, medical diagnostic and therapeutic equipment, test and measurement equipment, portable terminals, game devices, and media players.

The TouchSense Solution for Mobile Phones for handset OEMs, operators, and application developers includes a TouchSense Player, a lightweight and powerful vibration playback system that is embedded in the phone, and a TouchSense software toolkit, including a PC-based composition tool for creating haptic effects for inclusion in content and applications. Haptic effects can be used in alerts, e-mail, games, messages, ringtones, touchscreen interactions, and other user interface features to add information or identification, signal status or message arrival, and heighten interest or fun. With a TouchSense-enabled phone, users can send and receive a wide range of vibro-tactile haptic effects independently from or in synchronicity with audio, video, and application program content.

Our licensees currently include the top three makers of mobile phones by volume in the world: Nokia, Samsung, and LG Electronics plus others such as Pantech Co., Ltd. and KTF Technologies Inc. In 2008, approximately 33 million handsets with TouchSense technology were shipped by our licensees, a nearly six-fold increase over 2007. Since its launch in the first handset in 2005, our TouchSense technology has shipped in over 42 million handsets.

For the years ended December 31, 2008, 2007, and 2006, respectively 13%, 7%, and 1% of our total revenues were generated from mobile communication revenues.

Automotive — We have developed TouchSense technology for rotary controls, touchscreens, and touch surfaces appropriate for use in automobiles. TouchSense rotary technology can consolidate the control of multiple systems into a single module that provides the appropriate feel for each function. This allows the driver convenient access to many systems and supplies context-sensitive cues for operation. TouchSense touchscreen and touch surface technology provides tactile feedback for an otherwise unresponsive surface such as an all digital switch or touchscreen. Programmable haptic touchscreen, touch surface, and rotary controls of many types can be used to provide a space-saving, aesthetic look and a confirming response for the driver that can help reduce glance time.

We have also conducted various funded development efforts and provided tools and evaluation licenses to several major automobile manufacturers and suppliers interested in touch-enabled automobile controls.

We have licensed our TouchSense rotary technology for use in vehicle controls since 2002. Siemens VDO Automotive (now Continental) has licensed our technology for use in the high-end Volkswagen Phaeton sedan and Bentley cars. ALPS Electric, also a licensee, has produced a haptic rotary control that has been included in the Mercedes-Benz S — Class sedan starting in the fall of 2005. ALPS also produced a two-dimensional haptic control module called the Remote Touch controller in the Lexus RX 350 and 450h. These 2010 Lexus models were announced in November 2008 and launched in the U.S. in February 2009. Other licensees of TouchSense technology in the automotive industry include: Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices; Visteon Corporation, a leading global automotive supplier that designs, engineers, and manufactures innovative climate, interior, electronic and lighting products for vehicle manufacturers; Volkswagen, Europe’s largest automaker; and SMK Corporation of Tokyo, a global manufacturer of electromechanical components. Since its launch in the first vehicle in 2001 our TouchSense technology has shipped in over 2.4 million vehicles.

For the years ended December 31, 2008, 2007, and 2006, respectively 7%, 10%, and 9% of our total revenues were automotive revenues.

3D and Mechanical CAD Design — During 2008 we sold three-dimensional and mechanical computer-aided design products that allow users to create three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. We also manufactured and sold the CyberGlove system, a fully instrumented glove that measures the movement of a user’s hand and, used in conjunction with our software, maps the movement to a graphical hand on the computer screen. In addition, we manufactured and sold specialized products such as computer peripherals that incorporate advanced computer peripheral technologies. On November 17, 2008, we announced our intent to divest these lines of 3D digitizing products in 2009. On February 24, 2009, we sold the line of peripheral products for an immaterial amount.

For the years ended December 31, 2008, 2007, and 2006, respectively 13%, 14%, and 17% of our total revenues were generated from 3D and mechanical CAD design revenues.

Sales and Distribution

Sales of our products generally do not experience seasonal fluctuations, except that royalties from gaming peripherals, which tend to be higher during the year-end holiday shopping season. However, there may be variations in the timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Our products typically incorporate readily available commercial components.

In the PC and video console gaming, consumer electronics, mobility, and automotive markets, we establish licensing relationships through our business development efforts.

In mobility, sales relationships must be established with operators, handset manufacturers, and content developers worldwide. We have signed license agreements with mobile handset manufacturers for the incorporation of TouchSense technology into certain mobile phone handsets. We have established relationships with CDMA platform developer QUALCOMM, Incorporated and with smartphone operating system developer Symbian, Ltd.

We employ a direct sales force in the United States, Europe, and Asia to license our TouchSense software products. In gaming, our sales force is also augmented through co-marketing arrangements. As part of our strategy to increase our visibility and promote our touch-enabling technology, our consumer-products license agreements may require our licensees to display the TouchSense technology logo on their end products.

We sell our touchscreen and touch surface products to OEMs and system integrators using a worldwide direct sales force. In addition, the technology is licensed to large system integrators and OEMs in automotive and other markets.

In the automotive market, we use a worldwide direct sales force to work with vehicle manufacturers and component suppliers. We have licensed our technology to leading automotive component suppliers including Methode, ALPS Electric, SMK, and Visteon as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry.

Competition

With respect to touch-enabled consumer products, we are aware of several companies that claim to possess touch feedback technology applicable to the consumer market. In addition, we are aware of several companies that currently market unlicensed touch feedback products in consumer markets.

In the Touch line of business, the principal competitive factors are the strength of the intellectual property underlying the technology, the technological expertise and design innovation and the use, reliability and cost-effectiveness of the products. We believe we compete favorably in all these areas.

Several companies also currently market touch feedback products that are competitive to ours in non-consumer markets. These companies could also shift their focus to the consumer market. In addition, our licensees or other companies may develop products that compete with products employing our touch-enabling technologies, but are based on alternative technologies, or develop technologies that are similar or superior to our technologies, duplicate our technologies, or design around our patents. Many of our licensees, including Microsoft, LG Electronics, Logitech, Nokia, Samsung, and others have greater financial and technical resources upon which to draw in attempting to develop computer peripheral or mobile phone technologies that do not make use of our touch-enabling technologies.

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

Medical Line of Business

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

In addition, organizations wanting to train customers or sales staff on medical procedures and on the use of new tools and medical devices engage us to develop special simulators. Examples of projects we have completed include simulation of venous access, minimally invasive vein harvesting, hysteroscopy, and aortic valve and pacemaker lead placement.

We have four medical simulation product lines: the Virtual IV system, which simulates needle-based procedures such as intravenous catheterization and phlebotomy; the Endoscopy AccuTouch® System, which simulates endoscopic procedures, including bronchoscopy and lower and upper GI procedures; the CathLabVR System, which simulates endovascular interventions including cardiac pacing, angiography, angioplasty, and carotid and coronary stent placement; and the LapVR System, which simulates minimally invasive procedures involving abdominal and pelvic organs. In addition, we sell an arthroscopy surgical simulator for certain arthroscopic surgical procedures on knees and shoulders based on GMV’s insightArthroVR system.

These systems are used for training and educational purposes to enable health professionals to feel simulated forces that they would experience during actual medical procedures, such as encountering an arterial obstruction. The systems are designed to provide a realistic training environment augmented by real-time graphics that include anatomic models developed from actual patient data and high-fidelity sound that includes simulated patient responses.

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

With respect to medical simulation products, we employ a direct sales force and a network of international distributors that sell simulation systems to hospitals, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military, medical device companies, and other organizations involved in procedural medicine. During 2008, we expanded our direct sales force in international markets and signed agreements with additional distributors for sales of our products in Europe, Latin America, and Asia Pacific regions.

For the years ended December 31, 2008, 2007, and 2006, respectively 41%, 44%, and 51%, of our total revenues were generated from medical revenues. For the years ended December 31, 2007 and 2006, respectively 11% and 18% of our total revenues consisted of licensing, product revenue, or development revenues from Medtronic.

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

Research and Development

Our success depends on our timely ability to invent, improve, and reduce the cost of our technologies in a timely manner; to design and develop products to meet specifications based on research and our understanding of customer needs and expectations; and to collaborate with our licensees who are integrating our technologies into theirs.

Immersion Engineering — We have assembled a multi-disciplinary team of highly skilled engineers and scientists with the experience required for development of touch-enabling technology. The team’s experience includes skills related to mechanical engineering, electrical engineering, embedded systems and firmware, control techniques, software, quality control, haptic content design, and project and process management. For medical simulations, we have assembled a team of experts who are skilled at modeling the anatomy and physiology of various medical cases, creating graphical renderings, designing haptic feedback, and devising advanced control algorithms to simulate realistic navigation for medical procedures, such as through the body’s blood vessels.

Application Engineering & Technical Support — We may provide application engineering and technical support during integration of our touch-enabling technology into customer products. To facilitate the validation and adoption of touch-enabling technology, we have developed various design kits. These kits may include actuators, mounting suggestions, controller boards, software libraries, programming examples, and documentation. Our application engineers support customer use of these design kits through phone and e-mail technical support, onsite workshops, or other means. Our application engineers and technical support staff may also help install our products, train customers on their use, and provide ongoing product support, particularly for medical training simulators.

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

Research — We have a dedicated team of experts in haptics and multimodal systems focused on investigating the next generations of haptic products for existing and new markets. The team has solid expertise in actuator design, mounting, control software, and human factors. We are also actively seeking and establishing worldwide research collaborations to reinforce our technical leadership and expand our innovative advancements. In addition, we have entered into numerous contracts with corporations and government agencies that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we supply the applicable government agency a license to use the technology for noncommercial purposes.

For the years ended December 31, 2008, 2007, and 2006, research and development expenses were $12.6 million, $10.1 million, and $7.6 million respectively.

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

We and our wholly owned subsidiaries hold more than 700 issued or pending patents in the U.S. and other countries that cover various aspects of our hardware and software technologies. Some of our U.S. patents have begun to expire starting in 2007.

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

Employees

As of December 31, 2008, we had 184 full-time and 2 part-time employees, including 68 in research and development, 54 in sales and marketing, and 64 in legal, finance, administration, and operations. As of that date, we also had 23 independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 9, 2009.

Name	Position with the Company	Age

Clent Richardson	President, Chief Executive Officer, and member of the Board of Directors	47
Stephen Ambler	Chief Financial Officer	49
Daniel Chavez	Senior Vice President and General Manager, Medical Line of Business	51
G. Craig Vachon	Senior Vice President and General Manager, Touch Line of Business	45

Clent Richardson joined Immersion in April 2008 as President, Chief Executive Officer and member of the Board of Directors. From July 2007 through March 2008 Mr. Richardson was Chief Marketing Officer of TiVo, Inc., a provider of technology and services for digital video recorders. In April 2004, Mr. Richardson joined Nortel Networks Inc., a telecommunications networks and solutions company, as Vice President of Global Marketing, Enterprise Networks and was promoted to Chief Marketing Officer in October 2004 and served in that capacity through February 2006. From August 2003 to November 2003, Mr. Richardson was a management consultant for America Online, Inc., an internet services and media company. From April 2001 to March 2003, Mr. Richardson was Chief Sales and Marketing Officer and a member of the Board of Directors of T-Mobile U.K., a wireless phone company, and concurrently chairman of T-Mobile Retail, Ltd. Mr. Richardson served as Vice President, Worldwide Developer Relations from December 1997 to March 2001 and also as Vice President, Worldwide Solutions Marketing (from February 2000 to March 2001) for Apple Computer, Inc., a consumer electronics and software manufacturer. Prior to December 1997, Mr. Richardson served as Vice President, Marketing and Sales for Design Intelligence, Inc.; senior manager, Evangelism for Apple Computer, Inc.; Vice President and Director of Sales for Foster Ousley Conley, Inc.; and held several sales and management positions within GTE Corporation (now part of Verizon) over a five year period including Group Manager, Major Accounts in California for GTE Mobilenet, a subsidiary of GTE Corporation. Mr. Richardson holds a B.A. in Counseling Psychology from Antioch University.

Stephen Ambler joined Immersion in February 2005 as Chief Financial Officer. From April 2001 to January 2005, Mr. Ambler served as Chief Financial Officer and Vice President, Finance of Bam! Entertainment, Inc., a producer of interactive video games. From April 1994 to March 2001, he served as Director of Finance and Administration for Europe and then Chief Financial Officer, Secretary, and Senior Vice President, Finance of Insignia Solutions PLC, a wireless solutions software company. From December 1992 to March 1994, he served as Financial Controller and Company Secretary for Ampex Great Britain Limited, a producer of recording equipment and magnetic tape for the television and defense industries. From May 1988 to December 1992, he served as Financial Controller and then Finance Director of Carlton Cabletime Limited, a supplier of cable television equipment. Mr. Ambler holds a diploma in Accounting Studies from Oxford Polytechnic in England and is qualified as a Chartered Accountant in England and Wales.

Daniel Chavez joined Immersion in December 2008 as Senior Vice President and General Manager of the Medical Line of Business. Mr. Chavez previously served as interim Senior Vice President and General Manager of Immersion’s Medical Line of Business since August 2008. From January 2007 to July 2008, Mr. Chavez was a health information technology consultant focused on business planning, strategic alliance development, product management, and marketing. From September 2001 to December 2006, Mr. Chavez held various positions at Availity, LLC, a healthcare transactions company, including Senior Vice President, Operations, Vice President, Operations, and Vice President, Business Development. Prior to September 2001, Mr. Chavez held positions with Emstat Corporation, Computer Sciences Corporation, Stellcom Technologies, Inc., Science Applications International Corporation, GTE Corporation and IBM Corporation. Mr. Chavez holds an M.B.A. from Stanford University and a B.A. in Economics from San Jose State University.

G. Craig Vachon joined Immersion in September 2008 as Vice President and General Manager, Mobility Group. Effective January 12, 2009. Mr. Vachon was promoted to Senior Vice President and General Manager of the Touch Line of Business. From February 2006 to September 2008, Mr. Vachon served as Vice President of Corporate Development of Atrua Technologies, Inc. and from March 2004 to February 2006, Mr. Vachon served as the CEO and President of Varatouch Technology, Inc., which was acquired by Atrua Technologies, Inc. in February 2006. From November 2001 to November 2003, he served as CEO and Chairman of Sirenic, Inc. Mr. Vachon holds a B.S. in Communication and an M.S. in Business Communication from Emerson College.

Item 1A.	Risk Factors

You should carefully consider the following risks and uncertainties, as well as other information in this report and our other SEC filings, in considering our business and prospects. If any of the following risks or uncertainties actually occur, our business, financial condition, or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently believe are immaterial could also materially adversely affect our business, financial condition, or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also the Forward-looking Statements discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company Risks

The uncertain global economic environment could reduce our revenues and could have an adverse effect on our financial condition and results of operations.

The current global economic recession could materially hurt our business in a number of ways including, longer sales and renewal cycles, delays in adoption of our products, increased risk of competition for our products, increased risk of inventory obsolescence, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements at reduced purchase levels. In addition, our suppliers, customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us. The current economic downturn may lead to a reduction in corporate, university, or government budgets for research and development in sectors including the automotive, aerospace, mobility, and medical sectors, which use our products. Sales of our products may be adversely affected by cuts in these research and development budgets. Furthermore, a prolonged tightening of the credit markets could significantly impact our ability to liquidate investments or reduce the rate of return on investments.

We had an accumulated deficit of $68 million as of December 31, 2008, have a history of losses, expect to experience losses in the future, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but four recent quarters. We need to generate significant ongoing revenue to return to profitability. We anticipate that we will continue to incur expenses as we:

•	continue to develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products and change our business;

•	protect and enforce our intellectual property;

•	pursue strategic relationships;

•	acquire intellectual property or other assets from third-parties; and

•	invest in systems and processes to manage our business.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

We have little or no control or influence on our licensees’ design, manufacturing, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2008, 2007 and 2006, 39%, 34% and 26%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

We may not be able to continue to derive significant revenues from makers of peripherals for popular video gaming platforms.

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

Under the terms of our agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 systems for a fixed license payment. The PS3 console system was launched in late 2006 in the United States and Japan without force feedback capability. Sony has since released new PS3 controllers with vibration feedback. We do not know to what extent Sony will allow third-party peripheral makers to make licensed PS3 gaming products with vibration feedback to interface with the PS3 console. To the extent Sony selectively limits their licensing to leading third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, U.S. sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next-generation console systems like the Nintendo Wii and Microsoft Xbox 360.

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

Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the competition we may face with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology versus continuing to develop their own or license from other parties;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones, portable devices, and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new [automotive] licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	inability to sign new gaming licenses if the video console makers choose not to license third parties to make peripherals for their new consoles; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.

Our recently-announced consolidation of our Medical operations may not be successful, and may negatively impact our business

In March 2009, we announced that we are consolidating the operations of our Medical line of business with the rest of our business. As a result of this consolidation, we will be moving the operations of our Medical line of business from Maryland to our headquarters in San Jose, California. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. For 2008, our Medical line of business represented 41% of our total revenues. Accordingly, if we are unable to manage this consolidation effectively, our overall business and operating results could be materially and adversely affected.

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

While we attempt to avoid infringing known proprietary rights of third parties, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees may receive similar letters from these or other companies from time to time. Such letters or subsequent litigation may influence our licensees’ decisions whether to ship products incorporating our technologies. In addition, such letters may cause a dispute between our licensees and us over indemnification for the infringement claim. Any of these notices, or additional notices that we or our licensees could receive in the future from these or other companies, could lead to litigation against us, either regarding the infringement claim or the indemnification claim.

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 11 to the consolidated financial statements in Part I and Item 1. “Legal Proceedings” of this Part II.

Product liability claims could be time-consuming and costly to defend and could expose us to loss.

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

In the past, manufacturers of peripheral products including certain gaming products such as joysticks, wheels, or gamepads, have been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. While we have not experienced any product liability claims to date, we could face such claims in the future, which could harm our business and reputation. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions.

Our products are complex and may contain undetected errors, which could harm our reputation and future product sales.

Any failure to provide high quality and reliable products, whether caused by our own failure or failures of our suppliers or OEM customers, could damage our reputation and reduce demand for our products. Our products have in the past contained, and may in the future contain, undetected errors or defects. Some errors in our products may only be discovered after a product has been shipped to customers. Any errors or defects discovered in our products after commercial release could result in loss of revenue, loss of customers, and increased service and warranty costs, any of which could adversely affect our business.

The nature of some of our products may also subject us to export control regulation by the U.S. Department of State and the Department of Commerce. Violations of these regulations can result in monetary penalties and denial of export privileges.

Our sales to customers in some areas outside the United States could be subject to government export regulations or restrictions that prohibit us from selling to customers in some countries or that require us to obtain licenses or approvals to export such products internationally. Delays or denial of the grant of any required license or approval, or changes to the regulations, could make it difficult or impossible to make sales to foreign customers in some countries and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

Compliance with directives that restrict the use of certain materials may increase our costs and limit our revenue opportunities.

Our products and packaging must meet all safety, electrical, labeling, marking, or other requirements of the countries into which we ship products or our resellers sell our products. We have to assess each product and determine whether it complies with the requirements of local regulations or whether they are exempt from meeting the requirements of the regulations. If we determine that a product is not exempt and does not comply with adopted regulations, we will have to make changes to the product or its documentation if we want to sell that product into the region once the regulations become effective. Making such changes may be costly to perform and may have a negative impact on our results of operations. In addition, there can be no assurance that the national enforcement bodies of the regions adopting such regulations will agree with our assessment that certain of our products and documentation comply with or are exempt from the regulations. If products are determined not to be compliant or exempt, we will not be able to ship them in the region that adopts such regulations until such time that they are compliant, and this may have a negative impact on our revenue and results of operations.

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

In addition, Microsoft announced that its new product, Windows 7, will feature a new multi-touch input function, allowing users to use multiple fingers simultaneously to interact with touch surfaces. Enabling multi-location touch-feedback will require us to innovate hardware and software, enable Windows 7 API’s with multi-touch output support, and work with our licensees and third parties to integrate such features. There are feasibility risks with both hardware and software, and there may be potential delays in the revenue growth of haptically-enabled multi touch surfaces.

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

Our ability to achieve revenue growth also depends on our continuing ability to improve and reduce the cost of our technologies and to introduce these technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenue growth may be impaired.

We have limited engineering, customer service, technical support, quality assurance and manufacturing resources to design and fulfill favorable product delivery schedules and sufficient levels of quality in support of our different product areas. Products and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

Engineering, customer service, technical support, quality assurance, and manufacturing resources are deployed against a variety of different projects and programs to provide sufficient levels of quality necessary for channels and customers. Success in various markets may depend on timely deliveries and overall levels of sustained quality and customer service. Failure to provide favorable product and program deliverables and quality and customer service levels, or provide them at all, may disrupt channels and customers, harm our brand, and reduce our revenues.

The higher cost of products incorporating our touch-enabling technologies may inhibit or prevent their widespread adoption.

Personal computer and console gaming peripherals, mobile devices, touchscreens, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, Nokia, Samsung, and Sony have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies, together with the higher price to the end customer, may be a significant barrier to their widespread adoption and sale.

Third-party validation studies may not demonstrate all the benefits of our medical training simulators, which could affect customer motivation to buy.

In medical training, validation studies are generally used to confirm the usefulness of new techniques, devices, and training methods. For medical training simulators, several levels of validation are generally tested: content, concurrent, construct, and predictive. A validation study performed by a third party, such as a hospital, a teaching institution, or even an individual healthcare professional, could result in showing little or no benefit for one or more types of validation for our medical training simulators. Such validation study results published in medical journals could impact the willingness of customers to buy our training simulators, especially new simulators that have not previously been validated. In addition, customers may be reluctant to purchase these products if no studies have been published or until a favorable study has been published, which would negatively impact our revenues from sales of these products.

Medical licensing and certification authorities may not recommend or require use of our technologies for training and/or testing purposes and certain legislation that may encourage the use of simulators may not become law, significantly slowing or inhibiting the market penetration of our medical simulation technologies.

Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”), the American Board of Surgery (“ABS”), and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products in general, or our products in particular, as a training and/or testing tool, and in addition in the event that the Enhancing Simulation Act of 2009 does not pass into law, market penetration for our products in the medical market could be significantly and adversely affected.

We have limited distribution channels and resources to market and sell our products, and if we are unsuccessful in marketing and selling these products, we may not achieve or sustain product revenue growth.

We have limited resources for marketing and selling our products, either directly or through distributors. To achieve our business objectives, we must build a balanced mixture of sales through a direct sales channel and through qualified distribution channels. The success of our efforts to sell products will depend upon our ability to retain and develop a qualified sales force and effective distribution channels. We may not be successful in attracting and retaining the personnel necessary to sell and market our products. A number of our distributors are small, specialized companies and may not have sufficient capital or human resources to support the complexities of selling and supporting our products. In addition, many of our distributors do not have exclusive relationships with us and may not devote sufficient time and attention to selling our products. There can be no assurance that our direct selling efforts will be effective, distributors or OEMs will market our products successfully or, if our relationships with distributors or OEMs terminate, that we will be able to establish relationships with other distributors or OEMs on satisfactory terms, if at all. Any disruption in the distribution, sales, or marketing network for our products could have a material adverse effect on our product revenues.

It is difficult for us to predict the sales volume of our distribution channels, which makes it difficult for us to forecast our business.

The sales volumes for our limited distribution channels are volatile and hard to predict. We consider forecasts in determining our component needs and our inventory requirements. If the business in these limited distribution channels fails to meet expectations, or if we fail to accurately forecast our customers’ product demands, we may have inadequate or excess inventory of our products or components or assets that are not realizable, which could adversely affect our operating results.

The markets in which we participate or may target in the future are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

Our target markets are rapidly evolving and highly competitive. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets, and significantly greater resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. We believe that competition in these markets will continue to be intense and that competitive pressures will drive the price of our products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our application suite to achieve or maintain more widespread market acceptance, any of which could harm our business.

In the medical simulation market, we face competition from Simbionix USA Corporation, Mentice Corporation, Medical Education Technologies, Inc., and Medical Simulation Corporation. In the mobility and touchscreen markets, we face competition from internal design teams of existing and potential OEM customers. As a result of their licenses to our patent portfolios, we could face competition from Microsoft and Sony.

Our licensees or other third parties may also seek to develop products using our intellectual property or develop alternative designs that attempt to circumvent our intellectual property or that they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

Additionally, if haptic technology gains market acceptance, more research by universities and/or corporations or other parties may be performed potentially leading to strong intellectual property positions by third parties in certain areas of haptics or the launch of haptics products before we commercialize our own technology.

Many of our current and potential competitors, including Microsoft, are able to devote greater resources to the development, promotion, and sale of their products and services. In addition, many of our competitors have established marketing relationships or access to larger customer bases, distributors, and other business partners. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected.

Our primary focus is on winning competitive bid selection processes, known as “design wins,” so that haptics will be included in our customers’ equipment. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a product area, the loss of a design win can sometimes result in our failure to get haptics added to new generation products. This can result in lost sales and could hurt our position in future competitive selection processes because we may not be perceived as being a technology leader.

After winning a product design for one of our customers, we may still experience delays in generating revenue from our products as a result of the lengthy development and design cycle. In addition, a delay or cancellation of a customer’s plans could significantly adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, if our customers fail to successfully market and sell their equipment it could materially adversely affect our business, financial condition, and results of operations as the demand for our products falls.

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

We have experienced significant change in our business, and we cannot assure you that these changes will result in increased revenue or profitability.

Our business has undergone significant changes in recent periods, including the proposed divestiture of our 3D business, new management, consolidation of our touch, gaming, and mobility businesses and personnel changes and focus on additional target markets. These changes have required significant investments of cash and other resources, as well as management’s time and attention and have placed significant strains on our managerial, financial, engineering, or other resources. We cannot assure you that these efforts will result in growing our business successfully or in increased operating performance.

Our international expansion efforts subject us to additional risks and costs.

We intend to expand international activities.  International operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	difficulty in collecting accounts receivable or longer payment cycles;

•	import and export restrictions and tariffs;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•	business risks, including fluctuations in demand for our products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations; and

•	political and economic instability.

Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products and services or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business.

Clent Richardson, our chief executive officer, and other members of our executive management team are relatively new and if there are difficulties with this leadership transition it could impede the execution of our business strategy.

Clent Richardson, our Chief Executive Officer, was hired in April 2008, and other members of our executive management team also joined us in 2008. Our success will depend to a significant extent on their ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with other members of our executive management team and board of directors. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.

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

The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; changes in securities analysts’ recommendations; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company.

Provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairperson of the board of directors, a majority of our board of directors or 10% or greater stockholders are authorized to call a special meeting of stockholders;

•	our stockholders can only take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors can be filled only by our board of directors and not by our stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

In addition, certain provisions of Delaware law may discourage, delay, or prevent someone from acquiring or merging with us. These provisions could limit the price that investors might be willing to pay in the future for shares.

We may engage in acquisitions that could dilute stockholders’ interests, divert management attention, or cause integration problems.

As part of our business strategy, we have in the past and may in the future, acquire businesses or intellectual property that we feel could complement our business, enhance our technical capabilities, or increase our intellectual property portfolio. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired intellectual property or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets associated with unsuccessful acquisitions;

•	potential intellectual property infringement claims related to newly acquired product lines; and

•	potential costs associated with failed acquisition efforts.

Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business.

Failure to maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred, and we expect to continue to incur, substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities, or become subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

We have determined that our internal control over financial reporting is currently ineffective.

As discussed in Part II, Item 9A, Controls and Procedures, our management team, under the supervision and with the participation of our Chief Financial Officer and current Chief Executive Officer, conducted an evaluation of our internal controls as of December 31, 2008. Management concluded that we had a material weakness in internal controls over financial reporting related to income taxes. We have subsequently initiated actions that are intended to improve our accounting for income taxes and the related internal controls. Due to the continuing presence of this material weakness and the ongoing implementation of remedial actions for this material weakness as of December 31, 2008, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. Any continuation of this material weakness in our internal controls over the accounting for income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.

As our business grows, such growth may place a significant strain on our management and operations and, as a result, our business may suffer.

We plan to continue expanding our business, and any significant growth could place a significant strain on our management systems, infrastructure and other resources. We recently transitioned the preparation of all of our internal reporting to upgraded management information systems and are in the process of implementing this system for all of our subsidiaries. If we encounter problems with the implementation of these systems, we may have difficulties preparing or tracking internal information, which could adversely affect our financial results. We will need to continue to invest the necessary capital to upgrade and improve our operational, financial and management reporting systems. If our management fails to manage our growth effectively, we could experience increased costs, declines in product quality, or customer satisfaction, which could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing, and distribution functions for the Touch operating segment. Products produced in San Jose include several of our touch interface products, including rotary encoders, components to enable tactile feedback in touchscreens, and various arcade gaming products. The lease for this property expires in June 2014.

We lease a facility in Montreal, Quebec, Canada of approximately 9,200 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for sales administration, research and development, and administration functions. The lease for this property expires in October 2010.

We lease a facility in Gaithersburg, Maryland of approximately 18,900 square feet, for the Medical operating segment. The facility is used for sales, marketing, administration, research and development, manufacturing, and distribution functions for the Endoscopy AccuTouch System, the CathLab VR System, Virtual IV System, the Lap VR System, and the insightArthroVR arthroscopy surgical simulator. The lease for this property expires in May 2009. As part of our announced consolidation of our medical operations to our San Jose, California facilities, we will not renew this lease. We also lease storage space in Gaithersburg, Maryland of approximately 1,460 square feet, and this lease expires in October 2010.

We lease office space in Seocho-gu, Seoul, Korea. The facility is used for sales and marketing support and research and development functions. This lease expires in November 2009.

We lease office space in Espoo, Finland for use by our sales and technical support function. The service agreement is cancelable upon a three month notice.

We believe that our existing facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

In re Immersion Corporation

We are involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001 in the U.S. District Court for the Southern District of New York, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are Immersion and three of our current or former officers or directors (the “Immersion Defendants”), and certain underwriters of our November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. As before, the Immersion Defendants would not be required to contribute to the settlement. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. We believe that the settlement remains in place, and that final documentation will be presented to the District Court by April 1, 2009. If the settlement is not consummated and then approved by the District Court, we intend to defend the lawsuit vigorously.

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

On February 8, 2006, ISLLC filed a lawsuit against us in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to us in the Sony litigation and of the Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On March 16, 2006, we answered the complaint, cross claimed for declaratory relief, breach of contract by ISLLC, and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken in the U.S. District Court for the Northern District of California as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court or in the alternative for leave to file an amended complaint. We opposed ISLLC’s motion, and cross-moved for judgment on the pleadings. On June 26, 2007, the District Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part our motion for judgment on the pleadings. The District Court also dismissed one of ISLLC’s claims. However, on May 16, 2008, the District Court entered an order granting our motion for summary judgment on all of ISLLC’s claims, as well as our counterclaim for declaratory relief. As a result, the only claims remaining in the action were our counterclaims against ISLLC. On August 22, 2008, we settled our counterclaims against ISLLC and amended the terms of our existing business agreement with ISLLC. On August 25, 2008, the District Court entered an order dismissing Immersion’s counterclaims and closed the case.

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

Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.

On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to Ohio. On August 7, 2008, we filed our opposition to both motions filed by Simbionix. The court has not ruled on the pending motions. On December 2, 2008, the court held a status conference in which it set a trial date for December 5, 2011 and a claim construction hearing for June 5, 2011.

We intend to vigorously prosecute this lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low

Fiscal year ended December 31, 2008
Fourth Quarter	$6.35	$2.72
Third Quarter	$7.92	$5.22
Second Quarter	$11.82	$6.43
First Quarter	$13.38	$6.61
Fiscal year ended December 31, 2007
Fourth Quarter	$18.60	$12.01
Third Quarter	$20.68	$12.00
Second Quarter	$15.28	$8.80
First Quarter	$9.90	$6.71

On February 23, 2009, the closing price was $3.86 and there were 142 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ending December 31, 2008. See Note 10 of our consolidated financial statements for information regarding our stock repurchase program.

			Approximate Dollar
		Average	Value that May
	Shares	Price per	Yet Be Purchased
	Repurchased(2)	Share	Under the Program

Program/Period(1)
Beginning approximate dollar value available to be repurchased as of September 30, 2008			$36,648,689
October 1 — October 31, 2008	920,000	$5.23
November 1 — November 30, 2008	40,000	$5.75
December 1 — December 31, 2008	—	—

Total shares repurchased	960,000	$5.25	5,038,040

Ending approximate dollar value that may be repurchased under the Program as of December 31, 2008			$31,610,649

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time. We have currently stopped repurchasing shares under this share repurchase program.

(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues	$36,535	$34,702	$27,853	$24,277	$23,763
Cost and expenses(1)	82,842	(90,974)	36,806	36,177	44,155
Operating income (loss)	(46,307)	125,676	(8,953)	(11,900)	(20,392)
Net income (loss)	(47,685)	117,018	(10,424)	(13,085)	(20,738)
Net income (loss) per share
Basic	$(1.61)	$4.23	$(0.42)	$(0.54)	$(0.91)
Diluted	$(1.61)	$3.71	$(0.42)	$(0.54)	$(0.91)
Shares used in calculating net loss per share
Basic	29,575	27,662	24,556	24,027	22,698
Diluted	29,575	31,667	24,556	24,027	22,698

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$85,743	$138,112	$32,012	$28,171	$25,538
Working capital	84,976	143,075	33,657	28,885	23,088
Total assets	113,191	168,368	50,015	44,760	42,250
Long-term debt, less current portion	—	—	18,122	17,490	16,917
Long-term customer advance from Microsoft.	—	—	15,000	15,000	15,000
Total stockholders’ equity (deficit)	81,423	141,787	(22,992)	(16,795)	(5,967)

(1)	2007 results include litigation settlements, conclusions, and patent license income of $134.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Multiple element arrangements — We enter into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. If vendor specific objective evidence of fair value do not exist, the revenue is generally recorded over the term of the contract.

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

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”). We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options, and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors which impact the expected term and forfeiture rates, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

Expected term — We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We used the simplified method as prescribed by SAB No. 107 for options granted prior to January 1, 2008.

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

See Note 10 to the consolidated financial statements for further information regarding the SFAS No. 123R disclosures.

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

Litigation Settlements, Conclusions, and Patent License

In March 2007, we announced the conclusion of our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. Sony Computer Entertainment satisfied the U.S. District Court for the Northern District of California judgment against it. As of March 19, 2007, we entered into a new business agreement with Sony Computer Entertainment. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. However, on June 18, 2007, Microsoft filed a complaint against us in the United States District Court for the Western District of Washington alleging breach of our “Sublicense Agreement” dated July 25, 2003 and seeked damages, specific performance, declaratory judgment, and attorneys’ fees and costs. At a court ordered mediation meeting on December 11, 2007, Microsoft indicated they believe the amount owed to be $35.6 million. On August 25, 2008, the parties agreed to settle Microsoft’s breach of contract claim as well as our counterclaim. The settlement arrangement provided that we pay Microsoft $20.8 million, which we paid in October 2008, and the case was dismissed.

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

We follow the guidance provided by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 115-1/124-1 and EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are less active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In February 2008, the Financial FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations.

Further information about the application of SFAS No. 157 may be found in Note 2 to the consolidated financial statements.

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

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2008, we capitalized costs associated with patents and trademarks of $2.4 million. Our total amortization expense for the same period for all intangible assets was $779,000.

Restructuring Costs

We calculate our Restructuring costs based upon our estimate of workforce reduction costs, asset impairment charges, and other appropriate charges resulting from a restructuring. The Company accounts for restructuring costs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” Based on our assumptions, judgments, and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy.

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

Results of Operations

Overview of 2008

During 2008, we achieved several milestones, including continued growth in revenues. We continued to invest in research, development, sales, and marketing across all our key business segments. Key events in the year were as follows:

•	Revenue growth of 5% in 2008 over 2007, and royalty and license revenue growth of 20% in 2008 over 2007.

•	We continued to have strong growth of Mobility revenues as shown by the 106% increase in 2008 over 2007.

•	We announced the divestiture of our 3D product line, which we expect to complete in 2009.

•	In August 2008, we settled our litigation with Microsoft and we agreed to make a one-time payment to Microsoft in the amount of $20.8 million, which was recorded in the third quarter of 2008 and paid in October 2008.

With our planned divestiture of the 3D product line we hope to achieve cost reductions that can positively impact our future financial results. With our plan to move the medical operating segment to San Jose, we hope to achieve additional cost reductions in 2009. In 2009, we expect to continue to focus on the execution of plans in our established businesses to increase revenue and make selected investments for product-based solutions for longer-term growth areas. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our statement of operations data as a percentage of total revenues:

	Years Ended December 31,
	2008	2007	2006

Revenues:
Royalty and license	39.0%	34.3%	26.2%
Product sales	53.4	53.4	61.3
Development contracts and other	7.6	12.3	12.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	34.0	25.4	25.8
Sales and marketing	46.1	33.1	45.2
Research and development	34.4	29.0	27.3
General and administrative	51.8	36.2	36.2
Amortization of intangibles	2.1	2.9	3.5
Litigation settlements, conclusions, and patent license	56.8	(388.8)	(5.9)
Restructuring costs	1.5	—	—

Total costs and expenses	226.7	(262.2)	132.1

Operating income (loss)	(126.7)	362.2	(32.1)
Interest and other income	11.1	16.9	1.0
Interest and other expense	(0.7)	(3.0)	(5.8)

Income (loss) before provision for income taxes	(116.3)	376.1	(36.9)
Provision for income taxes	(14.2)	(38.9)	(0.5)

Net income (loss)	(130.5)%	337.2%	(37.4)%

Comparison of Years Ended December 31, 2008, 2007, and 2006

Revenues

	2008	% Change	2007	% Change	2006
	($ in thousands)

Royalty and license	$14,254	20%	$11,881	63%	$7,304
Product sales	19,504	5%	18,541	9%	17,083
Development contracts and other	2,777	(35)%	4,280	23%	3,466

Total revenue	$36,535	5%	$34,702	25%	$27,853

Fiscal 2008 Compared to Fiscal 2007

Total Revenue — Our total revenue for the year ended December 31, 2008 increased by $1.8 million, or 5%, to $36.5 million, from $34.7 million in 2007.

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue increased by $2.4 million or 20% from 2007 to 2008 and was all from our Touch segment. The increase in royalty and license revenue was primarily a result of an increase in mobile device license and royalty revenue of $2.1 million and an increase in gaming royalties of $1.2 million, offset in part by a decrease in royalties for touch interface products of $942,000.

Mobile device license and royalty revenue increased primarily due to the increase in the shipment of TouchSense enabled phones by LG Electronics that began in the second quarter of 2007, the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007, and the shipment of additional TouchSense enabled phones by our licensees in 2008.

The increase in gaming royalties compared to 2007 was mainly due to previously deferred royalty revenues from ISLLC totaling $1.0 million which was recognized after we concluded our litigation with them. There was also an increase in royalty and license revenue from an increase in sales of new steering wheel products from Logitech. In addition, there was a full year of royalty and license revenue from first-party gaming licensee Sony Computer Entertainment that increased revenue year over year. Although the revenue from our third-party peripheral licensees has generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems, we are seeing the decline begin to stabilize, as manifested by the release of new steering wheel products from Logitech for the PlayStation 3.

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

Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007 (see Note 11 to the consolidated financial statements for more discussion), we will recognize a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not broadly licensed third parties to produce game controllers. Because our gaming royalties come mainly from third-party manufacturers, unless Microsoft broadens its licenses to third-party controller makers, particularly with respect to wireless controllers for Xbox 360, our gaming royalty revenue may decline. Additionally, Microsoft is now making touch-enabled wheels covered by its royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current or future products for which we earn per unit royalties. For the Nintendo Wii video console system launched in December 2006, Nintendo has, to date, not yet broadly licensed third parties to produce game controllers for its Wii game console. Because our gaming royalties come mainly from third-party manufacturers, unless Nintendo broadens its licenses to third-party controller makers, our gaming royalty revenue may decline.

Touch interface product royalties decreased mainly due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. In addition, BMW has begun to remove our technology from certain controller systems, that also caused automotive royalties to decline. We expect that this removal of our technology from certain controller systems will cause our automotive royalty revenue to decline in the future, which may be partially offset by new vehicles from other manufactures brought to market.

Product sales — Product sales increased by $963,000 or 5% from 2007 to 2008. The increase in product sales was primarily due to increased medical product sales of $746,000, mainly due to increased sales of our endoscopy, laparoscopy, and arthroscopy simulator platforms partially offset by decreases in our endovascular simulators and a slight decrease in our Virtual IV simulators. These increases were primarily due to continued expansion of international sales for all of our simulation platforms including increased sales of laparoscopy simulators driven by our increased emphasis on the laparoscopy platform and modules as well as the launch of an arthroscopy simulator in the first half of 2008. Touch interface products increased by $96,000 due to additional sales of touchscreen and touch panel components, rotary modules, and arcade entertainment products. 3D product sales increased by $122,000 due to additional sales of our Microscribe, CyberGrasp, CyberGlove, and CyberTouch products.

Development contracts and other revenue — Development contracts and other revenue decreased by $1.5 million or 35% from 2007 to 2008. Development contracts and other revenue is comprised of revenue on commercial and government contracts. The decrease was mainly attributable to a decrease in medical contract revenue of $1.3 million due to the completion of work performed under medical contracts that occurred in 2007 through the first six months of 2008, and decreased touch interface product contract revenue of $564,000 primarily due to contracts being completed during the year. Partially offsetting this, there was increased revenue recognized on mobile device development contracts and support of $370,000. We do not currently have any government projects in development. We continue to transition our engineering resources from certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.

Fiscal 2007 Compared to Fiscal 2006

Total Revenue — Our total revenue for the year ended December 31, 2007 increased by $6.8 million or 25% to $34.7 million, from $27.9 million in 2006.

Royalty and license revenue — Royalty and license revenue increased by $4.6 million or 63% from 2006 to 2007. The increase in royalty and license revenue was primarily a result of an increase in gaming royalties of $2.4 million, an increase in mobile device license and royalty revenue of $1.3 million, and an increase in touch interface product royalties of $1.0 million, offset in part by a decrease in medical license fees of $147,000.

The increase in gaming royalties compared to 2006 was mainly due to new royalty and license revenue from first-party gaming licensee Sony Computer Entertainment. During 2007, we recognized $2.4 million of revenue from Sony Computer Entertainment. Sony Computer Entertainment became a licensee in March 2007, and accordingly there was no license revenue from Sony Computer Entertainment in the prior year comparative period. In addition, revenues from our third-party peripheral licensees generally continued to decline primarily due to reduced sales of past generation video console systems and the significant decline in third-party market share of aftermarket game console controllers.

Mobile device license and royalty revenue increased due to the shipment of more TouchSense enabled phones by Samsung and LG Electronics, and the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007. Touch interface product royalties increased due to increased licensee revenue from additional products licensed in the automotive market and the recognition of certain one-time royalty payments in the second quarter of 2007. The decrease in medical royalty and license revenue was primarily due to a decrease in license revenue from our license and development agreements with Medtronic.

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

Cost of Product Sales

	2008	% Change	2007	% Change	2006
	($ in thousands)

Cost of product sales	$12,441	41%	$8,808	22%	$7,193
% of product sales	64%		48%		42%

Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales increased by $3.6 million or 41% from 2007 to 2008. The increase in cost of product sales was primarily due to inventory impairment charges and charges resulting from noncancelable inventory purchase orders due to the divesting of the 3D product line of $2.1 million, an increase of overhead costs of $411,000, increased direct material costs of $402,000, increased provision for warranty and repair costs of $212,000, an increase in excess and obsolete inventory provisions of $159,000, and increased royalties of $133,000. Inventory impairment charges and charges resulting from non-cancelable purchase orders, was as a result of the announcement in the fourth quarter of 2008 that the Company is divesting its 3D product line (see Note 12 to the consolidated financial statements for more discussion). Overhead costs increased, in part, as a result of increased salary expense from additional headcount and other costs of programs to improve quality processes within our manufacturing operations. The increase in direct material costs was mainly a result of increased product sales and a higher percentage of sales of certain medical products with higher costs. Royalty costs increased due to increased sales of certain medical products with associated royalty costs. Cost of product sales increased as a percentage of product revenue to 64% in 2008 from 48% in 2007. This increase is mainly due to the charges resulting from our announced divesting of our 3D product discussed above, the increased overhead costs mentioned above, and sales increase of certain medical products with higher costs in the product sales mix. We expect our gross margin to trend upward somewhat during 2009 based on the resulting changes to our product mix due to reduced lower margin 3D sales.

Cost of product sales increased by $1.6 million or 22% from 2006 to 2007. The increase in cost of product sales was primarily due to an increase of overhead costs of $925,000, increased direct material costs of $594,000, and increased freight of $163,000, partially offset by decreased variances of $93,000. The increase in direct material costs was primarily a result of increased product sales. Overhead costs increased, in part, as a result of increased salary expense primarily due to increased headcount to support programs to improve quality processes as well as other improvements within our manufacturing operations that we anticipate will continue in 2008. Cost of product sales increased as a percentage of product revenue to 48% in 2007 from 42% in 2006. This increase is mainly due to the increased overhead costs mentioned above as well as increased sales of our lower margin Virtual IV medical simulator changing the sales mix.

Expenses

	2008	% Change	2007	% Change	2006
	($ in thousands)

Sales and marketing	$16,851	47%	$11,493	(9)%	$12,609
Research and development	12,555	25%	10,056	32%	7,609
General and administrative	18,929	51%	12,567	25%	10,076
Amortization of intangibles	779	(22)%	1,002	3%	969
Litigation conclusions and patent license	20,750	* %	(134,900)	* %	(1,650)
Restructuring costs	537	* %	—	* %	—

*	Percentage not meaningful.

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $5.4 million or 47% in 2008 compared to 2007. The increase was primarily due to increased compensation, benefits, and overhead of $2.2 million, increased marketing, advertising, and public relations costs of $1.1 million, increased sales and marketing travel expense of

$599,000, increased consulting costs of $593,000 to supplement our sales and marketing staff, an increase in bad debt expense of $384,000, increased office and facilities expenses of $308,000, and increased employee recruiting costs of $141,000. The increased sales and marketing expenses were primarily due to an increase in sales and marketing headcount and the expanding of our sales and marketing efforts internationally. In addition, the increased compensation, benefits, and overhead expense was mainly due to an increase in sales and marketing headcount, increased compensation for sales and marketing personnel, and increased non-cash stock based compensation charges. We expect to continue to focus our sales and marketing efforts on medical and touch market opportunities to build greater market acceptance for our technologies as well as continue to expand our sales and marketing presence internationally. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.

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

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $2.5 million or 25% in 2008 compared to 2007. The increase was primarily due to increased compensation, benefits, and overhead expense of $1.5 million, increased professional and consulting expense of $585,000 to supplement our engineering staff, and an increase in lab and prototyping expenses of $277,000 in support of sales efforts. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount and increased non-cash stock-based compensation charges. We expect to move away from custom-engineering projects and move to product-based solutions and believe that continued significant investment in research and development is critical to our future success, and we expect to make significant investments in areas of research and technology development to support future growth.

Research and development expenses increased by $2.4 million or 32% in 2007 compared to 2006. The increase was primarily due to increased compensation, benefits, and overhead expense of $2.1 million, increased professional and consulting expense of $214,000 to supplement our engineering staff, and an increase in travel of $143,000 in support of sales efforts, offset in part by a decrease in prototyping expenses of $114,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. Additionally, environmental regulation compliance caused overall research and development expenses to increase for the period.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $6.4 million or 51% in 2008 compared to 2007. The increase was primarily due to increased legal, professional, and license fee expense of $3.4 million, increased compensation, benefits, and overhead of $2.4 million, increased travel costs of $274,000, and increased supplies and office and facilities expense of $183,000. The increased legal, professional, and license fee expenses were primarily due to increased litigation and other activities that we were engaged in, mainly the litigation with Microsoft; increased consulting costs; and increased recruiting costs due to management changes. The increased compensation, benefits, and overhead expense was primarily due to changes in executive personnel that resulted in additional costs, increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock-based compensation charges. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property rights and defend lawsuits brought against us.

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

Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles decreased by $223,000 or 22% from 2007 to 2008. The decrease was primarily attributable to some intangible assets reaching full amortization partially offset by an increase from the cost and number of new patents being amortized. Amortization of intangibles increased by $33,000 or 3% from 2006 to 2007. The increase was primarily attributable to the increased cost and number of patents being amortized offset in part by some intangible assets reaching full amortization.

Litigation Settlements, Conclusions, and Patent License — Litigation settlements, conclusions, and patent license was $20.8 million of expense for fiscal 2008, all of which related to our settlement with Microsoft, compared to income of $134.9 million for the same period in 2007, a change of $155.7 million. Litigation settlements, conclusions, and patent license increased by $133.2 million in 2007 compared to 2006. For fiscal 2007, the $134.9 million is comprised of $119.9 million related to Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance. The $1.7 million paid to the Company in fiscal 2006 related to a patent infringement case against PDP.

In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to court orders. As of March 19, 2007, both parties entered into an agreement whereby we granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. Such deferred revenue was $18.4 million as of December 31, 2008. We recorded $2.4 million and $3.0 million as revenue for the years ended December 31, 2007, and 2008, respectively. On December 31, 2008, we had recorded $5.4 million of the $30.0 million as revenue and will record the remaining $24.6 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We accounted for future payments in accordance with Accounting Principles Board Opinion No. 21 (“ABP No. 21”). Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. We are accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due. This amount is accounted for at December 31, 2008 in deferred revenue.

Under the terms of a series of agreements that we entered into with Microsoft in 2003, in the event we had elected to settle the action in the United States District Court for the Northern District of California entitled Immersion Corporation v. Sony Computer Entertainment of America, Inc., Sony Computer Entertainment Inc. and Microsoft Corporation, Case No. C02-00710 CW (WDB), as such action pertains to Sony Computer Entertainment, and grant certain rights, we would be obligated to pay Microsoft a minimum of $15.0 million for amounts up to $100.0 million received from Sony Computer Entertainment, plus 25% of amounts over $100.0 million up to $150.0 million, and 17.5% of amounts over $150.0 million. The patent infringement litigation with Sony Computer Entertainment was concluded in March 2007 at the U.S. Court of Appeals for the Federal Circuit without settlement. We determined that the conclusion of our litigation with Sony Computer Entertainment did not trigger any payment obligations under our Microsoft agreements. Accordingly, the liability of $15.0 million that was in the financial statements at December 31, 2006 was extinguished, and we accounted for this sum during 2007 as litigation conclusions and patent license income. However, on June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. In a letter sent to us dated May 1, 2007, Microsoft stated that it believed we owed Microsoft at least $27.5 million, an amount that was subsequently increased to $35.6 million. Although we disputed Microsoft’s allegations, on August 25, 2008 the parties agreed to settle all claims. We made no offers to settle prior to August 25, 2008. Under the terms of the settlement, we paid Microsoft $20.8 million in October 2008.

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

Restructuring — Restructuring costs consist primarily of severance benefits paid as the result of the reduction of workforce due to the announced divesting of the 3D product line of $105,000, severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $142,000, and reserves taken against capitalized patent costs of $255,000 and fixed assets of $20,000 due to the proposed divesting of the 3D product line. There were no restructuring charges incurred in the years ended 2006 or 2007. We do not anticipate any further costs in future periods relating to these workforce reductions and divesting of the 3D product line.

Interest and Other

	2008	% Change	2007	% Change		2006
	($ in thousands)

Interest and other income	$4,046	(31)%	$5,854	2029	%	$275
Interest and other expense	(250)	(76)%	(1,024)	(36)%		(1,602)

Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash, cash equivalents, and short-term investments.  Interest and other income decreased by $1.8 million from 2007 to 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.

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

Interest and Other Expense — Interest and other expense consists primarily of interest and accretion expense on our 5% Senior Subordinated Convertible Debentures (“5% Convertible Debentures”) and accretion and dividend expense on our long-term customer advance from Microsoft along with impairment losses on long term notes receivable. Interest and other expense decreased by $774,000 from 2007 to 2008 due to the elimination of interest expense from the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007 partially offset by impairment losses on long term notes receivable. Interest and other expense decreased by $578,000 from 2006 to 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007. See Note 7 to the consolidated financial statements.

Provision for Taxes

	2008	% Change	2007	% Change	2006
	($ in thousands)

Provision for income taxes	$5,174	(62)%	$13,488	9267%	$144

Provision for Income Taxes — For the year ended 2008, we recorded a provision for income taxes of $5.2 million yielding an effective tax rate of (12.2)%. The current year tax provision is reflective of the recording of a full valuation allowance against our entire deferred tax asset balance in the period due to losses in fiscal 2008, the variability of operating results, and near term projected losses. Accordingly, the effective tax rate differs from the statutory rate. For the year ended 2007, we recorded a provision for income taxes of $13.5 million yielding an effective tax rate of 10.3%. The 2007 tax provision is primarily reflective of federal and state tax expense as a result of our pre-tax income of $130.5 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 13 to the consolidated financial statements. The effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets as we used the majority of our net operating loss carryforwards against current year taxable income. For the year ended 2006, we recorded a provision for income taxes of $144,000, yielding an effective tax rate of (1.4%). The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $10.3 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $11.1 million in 2006, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance against deferred tax assets.

Segment Results for the Years Ended December 31, 2008, 2007, and 2006 are as follows:

We have two operating and reportable segments. One segment, Touch, develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their computing, entertainment, and industrial applications. The second segment, Medical, develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

	2008	% Change	2007	% Change	2006
	($ in thousands)

Revenues:
Touch	$21,807	13%	$19,363	40%	$13,810
Medical	14,839	(4)%	15,428	9%	14,133
Intersegment eliminations	(111)		(89)		(90)

Total	$36,535	5%	$34,702	25%	$27,853

Net Income (Loss)*:
Touch	$(41,375)	(136)%	$116,405	1132%	$(11,278)
Medical	(6,313)	(1094)%	635	(25)%	845
Intersegment eliminations	3		(22)		9

Total	$(47,685)	(141)%	$117,018	1223%	$(10,424)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in the Touch segment as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.

Fiscal 2008 Compared to Fiscal 2007

Touch segment — Revenues from the Touch segment increased by $2.4 million, or 13% in 2008 compared to 2007. Royalty and license revenues increased by $2.4 million, mainly due to an increase in mobile device license and royalty revenue primarily due to the shipment of additional TouchSense enabled phones, and an increase in gaming royalties mainly due to the recognition of previously deferred revenues from ISLLC and the increase in sales of new steering wheel products from Logitech offset by a decrease in touch interface product royalties mainly due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. Product sales increased by $255,000 primarily due to increased 3D product sales mainly from increased sales of our CyberGlove, CyberGrasp, CyberTouch, and MicroScribe products and an increase in product sales from touch interface products, mainly due to increased sales of touchscreen and touch panel components and increased sales of commercial gaming products. Development contract revenue decreased by $179,000 primarily due to reduced touch interface product contract revenue partially offset by increased revenue on mobile device development contracts and support. The segment’s results changed by $157.8 million to a loss in 2008 as compared to a profit in 2007. The change was primarily due to increased litigation settlements, conclusions, and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance) occurring in 2007 and the Microsoft settlement expense in 2008 of $20.8 million; an increase in general and administrative expenses of $4.3 million; an increase in sales and marketing expenses of $2.9 million; decreased interest and other income of $1.8 million; an increase of research and development expenses of $1.8 million, and increased restructuring charges of $537,000. The change from income in 2007 to a loss in 2008 was partially offset by a decreased provision for income taxes of $8.3 million and a decrease in interest expense of $774,000 primarily due to the conversion and redemption of our 5% Convertible Debentures. Gross margin had minimal effect on segment net income as the gross margin from the increased royalty and license revenue was primarily offset by inventory impairment charges of $2.0 million primarily due to the proposed divesting of the 3D product line.

Medical segment — Revenues from Medical decreased by $589,000 or 4%, from 2007 to 2008. The decrease was primarily due to a decrease of $1.3 million in medical development contract revenue due to work completed under medical contracts in 2007, partially offset by an increase in product sales of $746,000 mainly due to increased sales of our endoscopy and Virtual IV simulator platforms. The decrease in medical contracts also represents continued efforts to move away from development work and concentrate on product sales and licensing. The increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV platform and expanding international sales, resulting in additional increases in revenue from our endoscopy platform. The segment’s results changed by $6.9 million to a loss in 2008 as compared to a profit in 2007. The loss was mainly due to increased sales and marketing expenses of $2.4 million as the segment expands international sales and marketing efforts, increased general and administrative expenses of $2.1 million, mainly litigation and legal costs, a decrease in gross margin of $1.7 million primarily due to decreased sales and product sales mix, and increased research and development expenses of $726,000. With our plan to move the medical operating segment to San Jose, we hope to achieve additional cost reductions in 2009.

Fiscal 2007 Compared to Fiscal 2006

Touch segment — Revenues from the Touch segment increased by $5.6 million, or 40% in 2007 compared to 2006. Royalty and license revenue increased by $4.7 million, mainly due to increased gaming royalties primarily from Sony Computer Entertainment, increased mobile device license and royalty revenue, and increased royalties and license fees from our touch interface product licensees. Product sales increased by $368,000, mainly due to increased sales of our touch interface products including touchscreen and touch panel components, force feedback electronics for arcade gaming, and rotary modules. Development contract revenue increased by $460,000, primarily due to continued revenue from mobile device development contracts, partially offset by a decrease in touch interface product contract revenue. The segment’s net income for 2007 increased by $127.7 million as compared to 2006. The increase was primarily due to the litigation conclusions and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million from Microsoft); increased interest and other income of $5.6 million due to increased cash, cash equivalents, and short-term investments; increased gross margin of $4.3 million primarily due to increased sales; a decrease in sales and marketing expenses of $796,000; and a decrease in interest expense of $573,000 due to the conversion and redemption of our 5% Convertible Debentures. The increases were partially offset by increased provision for income taxes of $13.3 million; an increase in general and administrative expenses of $3.0 million primarily due to increased legal and professional fees; the reduction of litigation settlements of $1.7 million from PDP in 2006; and an increase of research and development expenses of $471,000.

Immersion Medical segment — Revenues from Medical increased by $1.3 million, or 9% from 2006 to 2007. The increase was primarily due to an increase of $1.1 million in product sales and an increase of $370,000 in development contract revenue, partially offset by a decrease of $147,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endoscopy and our Virtual IV simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV platform; and expanding international sales, resulting in additional increases in the sales of our endoscopy platform. Increased contract revenue recognized from our contracts with Medtronic contributed to the increase in development contract revenue. Segment net income for 2007 was $635,000, a decrease of $210,000 from the net income of $845,000 for 2006. The reduction in net income was mainly due to increased operating expenses of $1.2 million offset by increased gross margin of $986,000. The increased operating expenses included increased research and development expenses of $2.0 million primarily due to increased headcount, offset in part by decreased general and administrative expenses of $463,000 and reduced sales and marketing expenses of $320,000. The increased gross margin was primarily due to increased product sales and increased development contracts primarily from Medtronic.

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

On December 31, 2008, our cash, cash equivalents, and short-term investments totaled $85.7 million, a decrease of $52.4 million from $138.1 million on December 31, 2007.

In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of December 31, 2008, we had received eight of these installments.

On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. After conducting discovery and filing various motions, on August 25, 2008 the parties agreed to settle all claims. Under the terms of the settlement, we paid Microsoft $20.8 million in October 2008.

Net cash used in operating activities during 2008 was $30.4 million, a change of $114.9 million from the $84.5 million provided by operating activities during 2007. Cash used in operations during 2008 was primarily the result of a net loss of $47.7 million, a decrease of $1.7 million due to a change in accounts receivables, a decrease of $1.5 million due to a change in other long-term liabilities, a decrease of $415,000 due to a change in income taxes payable, and a decrease of $191,000 due to a change in prepaid expenses and other current assets. These decreases were offset by an increase of $7.4 million due to a change in deferred income taxes, a $3.3 million increase due to a change in deferred revenue and customer advances and long-term customer advance from Microsoft, an increase of $2.5 million due to a change in accrued compensation and other current liabilities, an increase of $1.5 million due to a change in accounts payable, and an increase of $360,000 due to a change in inventories. Cash provided by operations during 2008 was also impacted by noncash charges and credits of $6.2 million, including $4.1 million of noncash stock-based compensation, $1.2 million in depreciation and amortization, $779,000 in amortization of intangibles, an increase to allowance for doubtful accounts of $351,000, partially offset by a credit of $200,000 from excess tax benefits from stock-based compensation. Net cash provided by operating activities during 2007 was $84.5 million, a change of $79.2 million from the $5.3 million provided by operating activities during 2006. Cash provided by operations during 2007 was primarily the result of our net income of $117.0 million, an increase of $15.2 million due to a change in income taxes payable, an increase of $960,000 due to a change in other long-term liabilities, and an increase of 620,000 due to a change in accrued compensation and other current liabilities. These increases were offset by a $29.8 million decrease due to a change in deferred revenue and customer advances mainly related to the conclusion of our patent litigation with Sony Computer Entertainment and the extinguishment of the customer advance from Microsoft, a decrease of $7.4 million due to a change in deferred income taxes, a decrease of $1.8 million due to a change in prepaid expenses and other current assets, a decrease of $965,000 due to a change in inventories, a decrease of $618,000 due to a change in accounts payable due to the timing of payments to vendors, and a decrease of $263,000 due to a change in accounts receivable. Cash provided by operations during 2007 was also impacted by noncash charges and credits resulting in a net credit of $8.4 million including a credit of $13.5 million from excess tax benefits from stock-based compensation, partially offset by $2.7 million of noncash stock-based compensation, $1.0 million in amortization of intangibles, $911,000 in depreciation and amortization, and $535,000 in accretion expenses on our 5% Convertible Debentures.

Net cash provided by investing activities during 2008 was $25.3 million, compared to the $55.2 million used in investing activities during 2007, an increase of $80.5 million. Net cash provided by investing activities during the period consisted of an increase in maturities or sales of short-term investments of $90.0 million, partially offset by purchases of short-term investments of $59.2 million; $3.1 million used to purchase property and equipment, and a $2.4 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs. Net cash used in investing activities during 2007 was $55.2 million, compared to the $2.7 million used in investing activities during 2006, an increase of $52.5 million. Net cash used in investing activities during 2007 consisted of an increase in purchases of short-term investments of $96.7 million, a $2.1 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs, and $1.4 million used to purchase property and equipment, offset in part by $45.1 million of maturities or sales of short-term investments.

Net cash used in financing activities during 2008 was $16.6 million compared to $25.2 million provided during 2007, or a $41.8 million increase from the prior year. Net cash used in financing activities for the period consisted primarily of purchases of treasury stock of $18.4 million, partially offset by issuances of common stock and exercises of stock options and warrants in the amount of $1.6 million, and an increase of $200,000 from excess tax benefits from tax deductible stock-based compensation. Net cash provided by financing activities during 2007 was $25.2 million compared to $1.3 million provided during 2006, or a $23.9 million increase from the prior year. Net cash provided by financing activities during 2007 consisted primarily of an increase of $13.5 million from excess tax benefits from tax deductible stock-based compensation, and issuances of common stock and exercises of stock options and warrants in the amount of $13.1 million, offset in part by the partial redemption of our 5% Convertible Debentures of $1.4 million with the remainder converted to common stock.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2009 will total approximately $3 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008:

			2010 and	2012 and
Contractual Obligations	Total	2009	2011	2013	2014

Operating Leases	$3,555	$928	$1,250	$1,094	$283

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”). At December 31, 2008, we had a liability for unrecognized tax benefits totaling $642,000 including interest of $15,000, of which approximately $212,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $83.4 million as of December 31, 2008. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $110,000 decrease in the fair value of our cash equivalents and short-term investments as of December 31, 2008.

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

IMMERSION CORPORATION

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$64,769	$86,493
Short-term investments	20,974	51,619
Accounts receivable (net of allowances for doubtful accounts of:
2008 — $436; 2007 — $85)	6,829	5,494
Inventories, net	3,396	3,674
Deferred income taxes	226	3,351
Prepaid expenses and other current assets	3,225	3,036

Total current assets	99,419	153,667
Property and equipment, net	3,827	2,112
Deferred income tax assets, net	—	4,031
Intangibles and other assets, net	9,945	8,558

Total assets	$113,191	$168,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$1,657
Accrued compensation	3,010	1,828
Other current liabilities	3,466	2,629
Deferred revenue and customer advances (Note 6)	5,125	4,478

Total current liabilities	14,443	10,592
Long-term deferred revenue, less current portion	16,887	14,269
Deferred income tax liabilities	226	—
Other long-term liabilities	212	1,720

Total liabilities	31,768	26,581

Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: December 31, 2008 — 30,674,045 and December 31, 2007 - 30,389,850; shares outstanding: December 31, 2008 — 27,887,482 and December 31, 2007 — 30,389,850	165,885	160,147
Warrants	1,731	1,731
Accumulated other comprehensive income	109	137
Accumulated deficit	(67,913)	(20,228)
Treasury stock at cost: December 31, 2008 — 2,786,563 shares and December 31, 2007 — 0 shares	(18,389)	—

Total stockholders’ equity	81,423	141,787

Total liabilities and stockholders’ equity	$113,191	$168,368

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Royalty and license	$14,254	$11,881	$7,304
Product sales	19,504	18,541	17,083
Development contracts and other	2,777	4,280	3,466

Total revenues	36,535	34,702	27,853
Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	12,441	8,808	7,193
Sales and marketing	16,851	11,493	12,609
Research and development	12,555	10,056	7,609
General and administrative	18,929	12,567	10,076
Amortization of intangibles	779	1,002	969
Litigation settlements, conclusions, and patent license	20,750	(134,900)	(1,650)
Restructuring costs	537	—	—

Total costs and expenses	82,842	(90,974)	36,806

Operating income (loss)	(46,307)	125,676	(8,953)
Interest and other income	4,046	5,854	275
Interest and other expense	(250)	(1,024)	(1,602)

Income (loss) before provision for income taxes	(42,511)	130,506	(10,280)
Provision for income taxes	(5,174)	(13,488)	(144)

Net income (loss)	$(47,685)	$117,018	$(10,424)

Basic net income (loss) per share	$(1.61)	$4.23	$(0.42)

Shares used in calculating basic net income (loss) per share	29,575	27,662	24,556

Diluted net income (loss) per share	$(1.61)	$3.71	$(0.42)

Shares used in calculating diluted net income (loss) per share	29,575	31,667	24,556

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated				Total
	Common Stock and			Other				Stockholders’	Total
	Additional Paid-In Capital			Comprehensive	Accumulated	Treasury Stock		Equity	Comprehensive
	Shares	Amount	Warrants	Income	Deficit	Shares	Amount	(Deficit)	Income (Loss)
	(In thousands, except share amounts)

Balances at January 1, 2006	24,360,427	$106,277	$3,686	$64	$(126,822)			$(16,795)
Net loss					(10,424)			(10,424)	$(10,424)
Foreign currency translation adjustment				3				3	3

Comprehensive loss									$(10,421)

Issuance of stock for ESPP purchase	47,335	242						242
Exercise of stock options	389,810	1,009						1,009
Stock based compensation		2,937						2,937
Tax benefits from stock-based compensation		36						36

Balances at December 31, 2006	24,797,572	$110,501	$3,686	$67	$(137,246)	—	$—	$(22,992)
Net income					117,018			117,018	$117,018
Foreign currency translation adjustment				88				88	88
Unrealized gain (loss) on available-for-sale securities, net of taxes				(18)				(18)	(18)

Comprehensive income									$117,088

Conversion of long-term debt to common stock	2,656,677	17,257						17,257
Issuance of stock for ESPP purchase	56,516	317						317
Exercise of stock options	2,609,573	12,707						12,707
Exercise of warrants	269,512	832	(801)					31
Expiration of warrants		1,154	(1,154)					—
Stock based compensation		2,729						2,729
Tax benefits from stock-based compensation		14,650						14,650

Balances at December 31, 2007	30,389,850	$160,147	$1,731	$137	$(20,228)	—	$—	$141,787
Net loss					(47,685)			(47,685)	$(47,685)
Foreign currency translation adjustment				(39)				(39)	(39)
Unrealized gain (loss) on available-for-sale securities, net of taxes				11				11	11

Comprehensive income									$(47,713)

Issuance of stock for ESPP purchase	47,158	330						330
Exercise of stock options	237,037	1,253						1,253
Stock based compensation		4,058						4,058
Tax benefits from stock-based compensation		97						97
Treasury stock purchases						2,786,563	(18,389)	(18,389)

Balances at December 31, 2008	30,674,045	$165,885	$1,731	$109	$(67,913)	2,786,563	$(18,389)	$81,423

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(47,685)	$117,018	$(10,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,210	911	772
Amortization of intangibles	779	1,002	969
Stock-based compensation	4,058	2,729	2,937
Excess tax benefits from stock-based compensation	(200)	(13,505)	(36)
Realized gain on short-term investments	(81)	—	—
Allowance (recovery) for doubtful accounts	351	(54)	(244)
Interest expense — accretion on 5% Convertible Debenture	—	535	632
Fair value adjustment of Put Option and Registration Rights	—	(15)	(34)
Loss on disposal of equipment	93	15	15
Write off of intangibles	—	—	69
Changes in operating assets and liabilities:
Accounts receivable	(1,726)	(263)	(259)
Inventories	360	(965)	79
Deferred income taxes	7,382	(7,382)	—
Prepaid expenses and other current assets	(191)	(1,842)	(71)
Other assets	12	(62)	—
Accounts payable	1,473	(618)	191
Accrued compensation and other current liabilities	2,474	620	516
Income taxes payable	(415)	15,184	—
Deferred revenue and customer advances and long-term customer advance from Microsoft.	3,265	(29,753)	9,465
Other long-term liabilities	(1,508)	960	760

Net cash provided by (used in) operating activities	(30,349)	84,515	5,337

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(59,242)	(96,719)	—
Maturities or sales of short-term investments	89,978	45,110	—
Intangibles and other assets	(2,389)	(2,113)	(1,614)
Purchases of property and equipment	(3,090)	(1,438)	(1,130)

Net cash provided by (used in) investing activities	25,257	(55,160)	(2,744)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	330	317	242
Exercise of stock options and warrants	1,253	12,738	1,009
Excess tax benefits from stock-based compensation	200	13,505	36
Payment on long-term debt	—	(1,400)	(5)
Purchases of treasury stock	(18,389)	—	—

Net cash provided by (used in) financing activities	(16,606)	25,160	1,282

Effect of exchange rates on cash and cash equivalents	(26)	(34)	(34)

Net increase (decrease) in cash and cash equivalents	(21,724)	54,481	3,841
Cash and cash equivalents:
Beginning of year	86,493	32,012	28,171

End of year	$64,769	$86,493	$32,012

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(1,586)	$6,882	$28

Cash paid for interest	$—	$572	$1,004

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the conversion of the 5% Convertible Debentures	$—	$17,257	$—

Amounts accrued for property and equipment, and intangibles	$605	$—	$—

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007, and 2006

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

Reclassifications

Certain reclassifications have been made to the 2006 and 2007 presentation to conform to the 2008 presentation.

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

In addition to purchased intangible assets the Company capitalizes the external legal and filing fees associated with its patents and trademarks. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $229,000, $102,000, and $279,000 in 2008, 2007, and 2006, respectively.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

With respect to its adoption of SFAS No. 123R, the Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows for the year ended December 31, 2006, 2007, and 2008. See Note 10 for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures as if the Company had recorded stock-based compensation expense for prior periods.

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

Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of short-term investments, income taxes including uncertain tax provisions, revenue recognition, stock-based compensation, contingent liabilities from litigation, and accruals for other liabilities. Actual results could differ from those estimates.

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s products; market acceptance of the Company’s and its licensees’ products under development; the availability of contract manufacturing capacity; development of sales channels; litigation or other claims in which the Company is involved; the ability to successfully assert its patent rights against others; the impact of the global economic downturn; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 was effective on January 1, 2008. The Company did not elect the fair value option for any of its financial instruments, therefore the adoption of SFAS No. 159 did not impact the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will be applied prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of any business combinations occurring on or after January 1, 2009.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Fair Value Disclosures

Short-term Investments

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Commercial paper	$9,980	$1	$—	$9,980
Government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Commercial paper	$41,740	$—	$(34)	$41,706
Government agency securities	9,871	42	—	9,913

Total	$51,611	$42	$(34)	$51,619

The contractual maturities of the Company’s available-for-sale securities on December 31, 2008 and December 31, 2007 were all due in one year or less.

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

The types of instruments valued based on quoted market prices in active markets, include most U.S. government agency securities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, include most investment-grade corporate commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The following table sets forth the Company’s cash equivalents and short-term investments that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2008. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
	(In thousands)

Corporate commercial paper	$—	$24,971	$—	$24,971
U.S. Government agency securities	23,978	—	—	23,978
Money market accounts	34,429	—	—	34,429

Total	$58,407	$24,971	$—	$83,378

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table excludes $2.4 million of cash held in banks.

3.	Inventories

	December 31,
	2008	2007
	(In thousands)

Raw materials and subassemblies	$3,119	$2,843
Work in process	209	179
Finished goods	68	652

Inventories, net	$3,396	$3,674

4.	Property and Equipment

	December 31,
	2008	2007
	(In thousands)

Computer equipment and purchased software	$4,735	$3,195
Machinery and equipment	3,269	2,532
Furniture and fixtures	1,336	1,212
Leasehold improvements	1,261	1,267

Total	10,601	8,206
Less accumulated depreciation	(6,774)	(6,094)

Property and equipment, net	$3,827	$2,112

5.	Intangibles and Other Assets

	December 31,
	2008	2007
	(In thousands)

Patents and technology	$17,283	$15,105
Other assets	156	167

Gross intangibles and other assets	17,439	15,272
Accumulated amortization of patents and technology	(7,494)	(6,714)

Intangibles and other assets, net	$9,945	$8,558

Amortization of intangibles during the years ended December 31, 2008, 2007, and 2006 was $779,000, $1.0 million and $969,000, respectively. The estimated annual amortization expense for intangible assets as of December 31, 2008 is $1.3 million in 2009, $1.2 million in 2010, $1.1 million in 2011, $1.1 million in 2012, $1.0 million in 2013, and $4.2 million in total for all years thereafter, assuming no future acquisitions, write-offs, or impairment charges.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2008	2007
	(In thousands)

Accrued legal	$491	$417
Income taxes payable	9	534
Other current liabilities	2,966	1,678

Total other current liabilities	$3,466	$2,629

Deferred revenue, current	$5,037	$4,352
Customer advances	88	126

Total deferred revenue, current and customer advances	$5,125	$4,478

7.	Long-term Debt

5% Senior Subordinated Convertible Debentures (“5% Convertible Debentures”)

On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures original maturity date was December 22, 2009. On July 27, 2007, the Company announced that it had notified the holders of its 5% Convertible Debentures of its intent to redeem all of the 5% Convertible Debentures in full, pursuant to the mandatory redemption provision. Approximately $20.1 million of principal and accrued interest was then outstanding under the 5% Convertible Debentures. Under the terms of the 5% Convertible Debentures, once the closing bid price of the Company’s common stock exceeded $14.053 per share for 20 consecutive trading days, the Company could redeem the 5% Convertible Debentures at the end of a 30-day notice period. Prior to the end of the 30-day period, the holders of the 5% Convertible Debenture could have elected to convert the principal and accrued interest outstanding into shares of the Company’s common stock at a conversion price of $7.0265 per share. The 5% Convertible Debentures ceased to accrue further interest upon the Company’s election to affect the mandatory redemption. During the notice period, $17.2 million of 5% Convertible Debentures and approximately $67,000 of accrued interest were converted into 2,656,677 shares of common stock. At the end of the notice period, $1.4 million of 5% Convertible Debentures were redeemed for cash. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures. Amounts outstanding at both December 31, 2008 and 2007 were $0.

8.	Long-term Deferred Revenue

On December 31, 2008, long-term deferred revenue was $16.9 million and included approximately $15.4 million of deferred revenue from Sony Computer Entertainment. See Note 11 for further discussion. On December 31, 2007, long-term deferred revenue was $14.3 million and included approximately $11.7 million of deferred revenue from Sony Computer Entertainment.

9.	Commitments

The Company leases several of its facilities, vehicles, and some office equipment under noncancelable operating lease arrangements that expire at various dates through 2014.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum future lease payments are as follows:

Operating Leases
(In thousands)

2009	$928
2010	695
2011	555
2012	539
2013	555
Thereafter	283

Total future minimum lease payments	$3,555

Rent expense was $1.2 million, $1.2 million, and $1.1 million in 2008, 2007, and 2006, respectively.

10.	Stock-based Compensation

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in the equity incentive program. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Since inception, the Company has approved programs that allow the recipient the right to purchase up to 19,434,593 shares of its common stock. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years. RSU’s generally vest over 3 years and expire 10 years from the date of grant. On December 31, 2008, 2,638,924 shares of common stock were available for grant, and there were 7,009,667 options to purchase shares of common stock outstanding, as well as 34,500 RSU’s outstanding.

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

On April 30, 2008, the Company’s Board of Directors approved the issuance of equity awards under the Immersion Corporation 2008 Employment Inducement Award Plan (the “2008 Plan”). Under the 2008 Plan, the Company may issue awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units (“RSU’s”), performance shares, performance units, deferred compensation awards, and other cash and stock awards. Such awards may be granted to new employees who had not previously been a director or former employees or directors whose period of service was followed by a bona-fide period of non-employment.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company has an ESPP. Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on each January 1 hereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2008, 397,813 shares had been purchased since the inception of the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.

The Company did not modify its ESPP during the year ended December 31, 2008.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option program:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
			(In years)

Outstanding at January 1, 2006 (4,595,431 exercisable at a weighted average price of $8.03 per share)	7,340,796	7.24
Granted (weighted average fair value of $4.31 per share)	1,224,453	6.90
Exercised	(389,810)	2.59
Cancelled	(590,016)	7.64
Outstanding at December 31, 2006 (5,403,314 exercisable at a weighted average price of $7.65 per share)	7,585,423	7.40
Granted (weighted average fair value of $6.43 per share)	1,442,458	10.58
Exercised(1)	(2,610,856)	4.87
Cancelled	(402,655)	9.58
Outstanding at December 31, 2007 (3,774,245 exercisable at a weighted average price of $9.11 per share)	6,014,370	9.11
Granted (weighted average fair value of $4.84 per share)	2,438,775	8.43
Exercised	(237,037)	5.29
Cancelled	(1,206,441)	8.35
Outstanding at December 31, 2008	7,009,667	$9.13	5.49	$1.9 million

Exercisable at December 31, 2008	4,055,180	$9.35	3.48	$1.8 million

(1)	There were 1,283 options that net settled in 2007.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares subject to options expected to vest as of December 31, 2008 is approximately 5.9 million.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2008. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $786,800 for the year ended December 31, 2008.

Additional information regarding options outstanding as of December 31, 2008 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
		Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices		Outstanding	Life (Years)	Price	Exercisable	Price

$1.20	— $ 5.91	704,756	5.11	$3.23	576,713	$2.79
5.92	— 6.79	815,212	6.45	6.22	489,468	6.32
6.81	— 7.00	1,038,774	5.33	6.97	907,081	6.98
7.02	— 8.61	1,199,991	7.25	8.18	275,706	7.85
8.67	— 9.01	788,778	1.54	8.99	570,321	8.98
9.04	— 9.24	772,671	5.31	9.09	471,121	9.13
9.47	— 9.81	704,000	9.11	9.81	1,000	9.47
10.00	— 17.27	721,051	4.63	13.81	499,336	13.30
23.13	— 34.75	239,548	1.15	31.58	239,548	31.58
43.25	— 43.25	24,886	1.28	43.25	24,886	43.25

$1.20	— $43.25	7,009,667	5.49	$9.13	4,055,180	$9.35

Restricted Stock Units

Restricted stock unit activity for the twelve months ended December 31, 2008 is as follows:

		Weighted
		Average
	Number	Remaining	Aggregate
	of Shares	Contractual Life	Intrinsic Value

Beginning balance at December 31, 2007
Awarded	34,500
Released	—
Forfeited	—

Ending Balance at December 31, 2008	34,500	1.33	$203,205

Expected to Vest	26,098	1.33	$153,715

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006

Expected life (in years)	5.5	6.25	6.25	0.5	0.5	0.5
Interest rate	2.7%	4.5%	4.8%	2.0%	5.1%	4.9%
Volatility	63%	60%	62%	88%	50%	51%
Dividend yield	—	—	—	—	—	—

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Income Statement Classifications
Cost of product sales	$158	$101
Sales and marketing	1,073	850
Research and development	893	636
General and administrative	1,933	1,142

Total	$4,058	$2,729

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the year ended December 31, 2008, and 2007, the Company recorded $200,000 and $13.5 million, respectively, of excess tax benefits from stock-based compensation.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2008, there was $10.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.90 years for options and 2.10 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Warrants

On December 23, 2004, the Company, in conjunction with the 5% Convertible Debentures (see Note 7), issued warrants to purchase an aggregate of 426,951 shares of its common stock at an exercise price of $7.0265 per share. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire.

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

During the twelve months ended December 31, 2008, the Company repurchased 2.8 million shares for $18.4 million at an average cost of $6.60 through open market repurchases. This amount is classified as treasury stock on the Company’s consolidated balance sheet.

11.	Litigation Settlement, Conclusions, and Patent License

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the judgment against it from the United States District Court for the Northern District of California, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under the Company’s patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony Computer Entertainment’s current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, the Company also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. In accordance with the guidance from EITF No. 00-21, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income, and the remaining $30.0 million is allocated to deferred license revenue to the extent payment is received in advance of revenue recognition. Such deferred revenue was $18.4 million at December 31, 2008. The Company recorded $2.4 million and $3.0 million as revenue for the years ended December 31, 2007, and 2008, respectively. On December 31, 2008, the Company had recorded $5.4 million of the $30.0 million as revenue and will record the remaining $24.6 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with Accounting Principles Board Opinion No. 21 (“ABP No. 21”). Under APB No. 21, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due. This amount is accounted for at December 31, 2008 in deferred revenue.

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

On February 8, 2006, ISLLC filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to the Company in the Sony litigation and of the

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On March 16, 2006, the Company answered the complaint, cross claimed for declaratory relief, breach of contract by ISLLC, and for rescission of the contract, and removed the lawsuit to federal court. The case was assigned to Judge Wilken in the U.S. District Court for the Northern District of California as a case related to the previous proceedings involving Sony Computer Entertainment and ISLLC. On May 10, 2007, ISLLC filed a motion in the District Court to remand its latest action to the Superior Court, or in the alternative, for leave to file an amended complaint. The Company opposed ISLLC’s motion, and cross-moved for judgment on the pleadings. On June 26, 2007, the District Court ruled on the motions, denying ISLLC’s motion to remand or for leave to file an amended complaint, and granting in part the Company’s motion for judgment on the pleadings. The District Court also dismissed one of ISLLC’s claims. However, on May 16, 2008, the District Court entered an order granting the Company’s motion for summary judgment on all of ISLLC’s claims, as well as the Company’s counterclaim for declaratory relief. As a result, the only claims remaining in the action were the Company’s counterclaims against ISLLC. On August 22, 2008, the Company settled its counterclaims against ISLLC and amended the terms of its existing business agreement with ISLLC. On August 25, 2008, the District Court entered an order dismissing the Company’s counterclaims and closed the case. For the year ended December 31, 2008, the Company recognized $1.1 million in royalty and license revenue as of result of this settlement with ISLLC.

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

12.	Restructuring Costs

On November 17, 2008, the Company announced that it will divest its 3D product line which is part of the Touch segment. The Company’s 3D product line consists of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and includes products such as MicroScribe digitizers, CyberGlove family of products and a SoftMouse 3D positioning device. The sales price was not material to our financial condition or results of operations. The Company intends to cease operations of the 3D product line by the end of the first quarter of 2009. The Company will dispose of assets relating to the 3D product line if it is unable to find an acceptable buyer for any or all of those assets. Approximately 13 people associated with the 3D product line have been terminated and will no longer be on the Company’s payroll by the end of the first quarter of 2009. In addition at the end of the fourth quarter of 2008, there have been other reorganizations in the Company’s Touch segment causing certain additional workforce reductions.

The Company accounts for restructuring costs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. There were no restructuring charges incurred in the years ended 2006 or 2007. The following

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

table sets forth the one-time charges that are included in the restructuring line on the Company’s Consolidated Statement of Operations for the year ended December 31, 2008:

				December 31,
	Year Ended December 31, 2008			2008
		Deduct Cash	Non-Cash	Restructuring
	Add Charges	Payments	Expense	Reserves

3D Product Workforce Reductions	$105	$—	$—	$105
Other Workforce Reductions	142	—	—	142
Asset Impairments	275	—	275	—
Other	15	—	—	15

	$537	$—	$275	$262

Workforce reductions

The Company recorded restructuring charges of $105,000 consisting of severance benefits paid as the result of the reduction of workforce due to the divesting of the 3D product line. The Company also recorded restructuring charges of $142,000 consisting of severance benefits paid as the result of the reduction of workforce due to business changes in the Company’s Touch segment. Workforce reduction costs are included in accrued compensation on the Company’s balance sheet. All of the severance benefits are expected to be paid in the first quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2009.

Asset Impairments

Asset impairments contained in restructuring charges include reserves taken against capitalized patent costs of $255,000 and fixed assets write-offs of $20,000 due to the divesting of the 3D product line. The Company also took an additional inventory impairment charge of $2.0 million of the 3D product inventory that is included in cost of product sales.

13.	Income Taxes

For the years ended December 31, 2008, 2007, and 2006, the Company recorded provision for income taxes of $5.2 million, $13.5 million, and $144,000, respectively, yielding effective tax rates of 12.2%, 10.3%, and 1.4%, respectively. The 2008 provision for income tax resulted from recording a valuation allowance on specific deferred tax assets and foreign withholding tax expense. The 2007 provision for income tax was based on federal and state regular income tax payable on taxable income and foreign withholding tax expense. The 2006 provision for income tax was based on federal and state alternative minimum income tax payable and foreign withholding tax expense.

For 2008, the Company reported pre-tax book income (loss) of ($42.5) million primarily due to the litigation conclusion and settlement of its lawsuit against Microsoft. For 2007 and 2006, the Company reported pre-tax book income (loss) of $130.5 million and ($10.3) million.

The domestic and foreign components of income(loss) before provision for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$(42,797)	$130,374	$(8,823)
Foreign	286	132	(1,457)

Total	$(42,511)	$130,506	$(10,280)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
United States federal	$(2,799)	$16,471	$70
Foreign	443	126	74
State and local	148	4,273	—

Total current	(2,208)	20,870	144

Deferred:
United States federal	6,583	(6,583)	—
Foreign	—	—	—
State and local	799	(799)	—

Total deferred	7,382	(7,382)	—

	$5,174	$13,488	$144

The Company’s income tax receivable for federal purposes had been increased by the tax benefits from employee stock options. The net tax benefits from employee stock option transactions were $97,000 for 2008 and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Stockholders’ Equity (Deficit). The net tax benefits from employee stock options for 2007 were $14.7 million and for 2006 were insignificant. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$12,083	$1,747
State income taxes	1	781
Deferred revenue	5,933	5,182
Research and development credits	4,088	1,214
Reserves and accruals recognized in different periods	3,458	1,417
Basis difference in investment	1,255	1,276
Capitalized R&D expenses	1,355	1,502
Other	1	273

Total deferred tax assets	28,174	13,392
Deferred tax liabilities:
Depreciation and amortization	(3,626)	(2,503)
Valuation allowance	(24,548)	(3,507)

Net deferred tax assets	$—	$7,382

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the net operating loss carryforwards for federal and state income tax purposes were approximately $28.1 million and $37.2 million, respectively. The federal net operating losses expire between 2019 and 2028 and the state net operating losses begin to expire in 2029. As of December 31, 2008, the Company had federal and state tax credit carryforwards of approximately $3.4 million and $33,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2009 and 2028 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2008, the Company has Canadian research and development credit carryforwards of $1.0 million, which will expire at various dates through 2028. Approximately $126,000 of the state net operating loss carryforwards represent the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid-in-capital when realized. These operating loss and credits carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

During 2008, the Company recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to losses in fiscal 2008, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax asset are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

Utilization of a portion of the Company’s federal net operating loss carryforward is limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. Utilization of these losses is limited to approximately $1.1 million annually. The remaining unused loss of $2.8 million will expire between 2019 and 2020, if not utilized. During 2005, the Company evaluated ownership changes from 1999 to 2004 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2008	2007	2006

Federal statutory tax rate	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	(3.5)	3.9	(5.8)
Non-deductible interest	0.0	0.3	8.8
Stock compensation expense	0.9	0.2	4.0
Other	(0.5)	(0.3)	(0.7)
Valuation allowance	50.3	(28.8)	30.1

Effective tax rate	12.2%	10.3%	1.4%

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

Effective January 1, 2007, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertain Income Taxes — An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The adoption of FIN 48 did not have an impact on stockholders’ equity as the Company had a full valuation

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance at the time of adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2008	$628
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	—
Settlements	—
Lapse of statute of limitations	—
Balance at December 31, 2008	$628

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2008, the Company accrued interest or penalties related to uncertain tax positions in the amount of $15,000. The Company does not expect any material changes to its liability for unrecognized income tax benefits during the next 12 months. As of December 31, 2008, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $212,000.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

14.	Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Numerator:
Net income (loss) used in computing basic net income (loss) per share	$(47,685)	$117,018	$(10,424)
Interest on 5% Convertible Debentures	—	348	—

Net income (loss) used in computing diluted net income (loss) per share	$(47,685)	$117,366	$(10,424)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	29,575	27,662	24,556
Dilutive potential common shares:
Stock options	—	1,989	—
Warrants	—	305	—
5% Convertible Debentures	—	1,711	—
Shares used in computation of diluted net income (loss) per share	29,575	31,667	24,556

Basic net income (loss) per share	$(1.61)	$4.23	$(0.42)

Diluted net income (loss) per share	$(1.61)	$3.71	$(0.42)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, options and warrants to purchase approximately 1.4 million shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $12.39 were not included in the calculation because the effect would have been anti-dilutive.

As of December 31, 2008 and 2006, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2008	2006

Outstanding stock options	7,009,667	7,585,423
Unvested Restricted Stock Units	34,500	—
Warrants	434,332	808,762
5% Senior Subordinated Convertible Debentures	—	2,846,363

15.	Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year. The Company contributed approximately $149,000 during the year ended December 31, 2008. The Company did not make any contributions during the years ended December 31, 2007 or 2006.

16.	Contingencies

In re Immersion Corporation

The Company is involved in legal proceedings relating to a class action lawsuit filed on November 9, 2001 in the U.S. District Court for the Southern District of New York, In re Immersion Corporation Initial Public Offering Securities Litigation, No. Civ. 01-9975 (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (S.D.N.Y.). The named defendants are the Company and three of its current or former officers or directors (the “Immersion Defendants”), and certain underwriters of its November 12, 1999 initial public offering (“IPO”). Subsequently, two of the individual defendants stipulated to a dismissal without prejudice.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. As before, the Immersion Defendants would not be required to contribute to the settlement. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. We believe that the settlement remains in place, and that final documentation will be presented to the District Court by April 1, 2009. If the settlement is not consummated and then approved by the District Court, we intend to defend the lawsuit vigorously.

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

17.	Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; mobile communications; and three-dimensional design and interaction. The Company manages these application areas under two operating and reportable segments: 1) Touch (previously called Immersion Computing, Entertainment, and Industrial), and 2) Medical. The Company determines its reportable segments in accordance with criteria outlined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating profit before interest and taxes. A description of the types of products and services provided by each operating segment is as follows:

Touch develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their computing, entertainment, and industrial applications. Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

			Intersegment
	Touch	Medical	Eliminations(4)	Total
	(In thousands)

2008
Revenues
Royalty and license	$14,249	$5	$—	$14,254
Product sales	5,971	13,644	(111)	19,504
Development contracts and other	1,587	1,190	—	2,777

Total revenues	$21,807	$14,839	$(111)	$36,535

Income (loss) from operations(1)(3)	$(39,981)	$(6,329)	$3	$(46,307)
Interest and other income	4,041	5	—	4,046
Interest and other expense	(250)	—	—	(250)
Depreciation and amortization	1,257	732	—	1,989
Net income (loss)(1)(3)	(41,375)	(6,313)	3	(47,685)
Long-lived assets: capital expenditures and capitalized patent fees	3,699	1,780	—	5,479
Total assets	129,674	10,706	(27,189)	113,191
2007
Revenues
Royalty and license	$11,880	$1	$—	$11,881
Product sales	5,716	12,897	(72)	18,541
Development contracts and other	1,767	2,530	(17)	4,280

Total revenues	$19,363	$15,428	$(89)	$34,702

Income (loss) from operations(1)	$125,056	$642	$(22)	$125,676
Interest and other income	5,850	4	—	5,854
Interest and other expense(2)	(1,024)	—	—	(1,024)
Depreciation and amortization	1,294	619	—	1,913
Net income (loss)(1)	116,405	635	(22)	117,018
Long-lived assets: capital expenditures and capitalized patent fees	3,066	485	—	3,551
Deferred income tax assets, net	7,382	—	—	7,382
Total assets	181,860	6,552	(20,044)	168,368
2006
Revenues
Royalty and license	$7,156	$148	$—	$7,304
Product sales	5,348	11,825	(90)	17,083
Development contracts and other	1,306	2,160	—	3,466

Total revenues	$13,810	$14,133	$(90)	$27,853

Income (loss) from operations	$(9,812)	$850	$9	$(8,953)
Interest and other income	275	—	—	275
Interest and other expense(2)	(1,598)	(4)	—	(1,602)
Depreciation and amortization	1,218	523	—	1,741
Net income (loss)	(11,278)	845	9	(10,424)
Long-lived assets: capital expenditures and capitalized patent fees	1,798	946	—	2,744
Total assets	64,280	7,494	(21,759)	50,015

(1)	Included in income (loss) from operations and net income (loss) in 2008 and 2007 are litigation settlement, conclusions, and patent license of $20.8 million and $(134.9) million, respectively, for the Touch segment, see Note 11.

(2)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable, recorded as interest expense.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in income (loss) from operations and net income (loss) in 2008 are restructuring costs of $537,000 for the Touch segment.

(4)	Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Touch and Medical segments.

The Company operates primarily in the United States of America and in Canada where it operates through its wholly owned subsidiary, Immersion Canada, Inc. Segment assets and expenses relating to the Company’s corporate operations are not allocated but are included in Touch as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities. Management measures the performance of each segment based on several metrics, including net income (loss). These results are used, in part, to evaluate the performance of, and allocate resources to each of the segments.

Revenue by Product Lines

Information regarding revenue from external customers by product lines is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Consumer, Computing, and Entertainment	$13,350	$9,641	$5,290
3D	4,895	4,773	4,770
Touch Interface Products	3,451	4,860	3,660

Subtotal Touch	21,696	19,274	13,720
Medical	14,839	15,428	14,133

Total	$36,535	$34,702	$27,853

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended December 31,
	2008	2007	2006

North America	59%	65%	70%
Europe	17%	19%	16%
Far East	21%	12%	12%
Rest of the world	3%	4%	2%

Total	100%	100%	100%

For the years ended December 31, 2008, 2007, and 2006 the Company derived 56% , 64%, and 69%, respectively, of its total revenues from the United States of America. Revenues from other countries represented less than 10% individually for the periods presented.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2008		2007	2006

Customer A		*	11%	*
Customer B		*	11%	18%
Customer C		*	*	*

Total		*	22%	18%

*	Revenue derived from customer represented less than 10% for the period.

Of the significant customers noted above, Customer C had a balance of 18% of the outstanding accounts receivable at December 31, 2008. Customer B had a balance of 24% and 49% of the outstanding accounts receivable at December 31, 2007 and 2006, respectively.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2008 and December 31, 2007.

19.	Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues	$8,986	$10,081	$9,313	$8,155	$9,890	$9,803	$8,595	$6,414
Gross profit	4,152	7,130	6,743	6,069	7,615	7,240	6,168	4,871
Operating income (loss)	(9,559)	(26,024)	(5,624)	(5,100)	(1,506)	(1,091)	(2,739)	131,012
Benefit (provision) for income taxes	(544)	(7,262)	1,624	1,008	200	(61)	1,502	(15,129)
Net income (loss)	(9,711)	(32,298)	(3,091)	(2,585)	511	493	176	115,838
Basic net income (loss) per share(1)	$(0.35)	$(1.10)	$(0.10)	$(0.08)	$0.02	$0.02	$0.01	$4.57
Diluted net income (loss) per share(1)	$(0.35)	$(1.10)	$(0.10)	$(0.08)	$0.02	$0.02	$0.01	$3.91

(1)	The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited Immersion Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	The Company’s controls over accounting for income taxes did not operate effectively as of December 31, 2008. In particular, errors were detected in the tax calculations for the quarterly and annual financial statements.

•	The Company lacks sufficient resources with the appropriate level of technical accounting expertise in the accounting for income taxes within the accounting function.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the internal criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosures. As set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management determined that a material weakness existed in controls over accounting for income taxes as of December 31, 2007. During fiscal 2008, the Company continued to lack sufficient resources with the appropriate level of technical accounting expertise in the accounting for income taxes within the accounting function and therefore was unable to accurately perform or remediate certain of the designed controls during fiscal 2008. Our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008 due to the continuing presence of the material weakness with respect to income taxes or ongoing implementation of remedial actions as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2008, due to ineffective control over our accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As set forth in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management determined that the controls did not provide for effective review and monitoring of the accuracy of the components of the deferred income tax valuation allowances and related stock option deductions, and the review and monitoring of the effective state income tax rate utilized in the determination of state income taxes. This control deficiency constituted a material weakness. Due to the ongoing implementation of remedial actions, management believes that the controls have not operated for a sufficient period of time to consider the deficiency remediated as of December 31, 2008. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the activities to remediate our material weakness as described further below, that took place or that were ongoing during the three months ended December 31, 2008, there were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Subsequent to December 31, 2007 through the filing date of this Annual Report on Form 10-K, we have undertaken the following actions to remediate the material weakness in our internal control over financial reporting discussed above:

1. During the First Quarter of 2008, we engaged outside consultants to advise us in areas of complex tax accounting and to design and implement controls to ensure proper communication with our personnel to obtain the needed advice and review of tax related accounting and reporting documentation.

2. In November 2008, we hired a senior tax manager who has responsibility to consider and apply proper accounting for income taxes, design and implement controls to ensure that the rationale for positions taken on certain tax matters will be adequately documented and appropriately communicated to all internal and external members of our tax team, and design and implement controls over the adjustment of the income tax accounts based on the preparation and filing of income tax returns.

Inherent Limitations on the Effectiveness of Internal Controls

A system of internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP; however no control system, no matter how well designed and operated, can provide absolute assurance that financial statement errors and misstatements will be prevented or detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within Immersion, have been detected.

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

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2009 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2009 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2009 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance — Independence of Directors” in Immersion’s definitive Proxy Statement for its 2009 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2009 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2008, 2007, and 2006 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 92

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.1		1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1	333-86361		September 1, 1999

10.2		1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10	.3#	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996.	S-1/A	333-86361		November 12, 1999

10	.4#	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10	.5#	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.6		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361		October 5, 1999

10.7		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.	10-Q	000-27969		May 15, 2000

10.8		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000.	10-Q	000-27969		May 15, 2000

10.9		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan.	S-4	333-45254		September 6, 2000

10.10		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969		October 13, 2000

10.11		Logitech Letter Agreement dated September 26, 2000.	10-K	000-27969		April 2, 2001

10.12		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999.	10-K	000-27969		April 2, 2001

10.13		Haptic Technologies, Inc. 2000 Stock Option Plan.	S-4	333-45254		September 6, 2000

10	.14#	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001.	10-K	000-27969		March 28, 2002

10	.15#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607		September 8, 2003

10	.16#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		February 13, 2004

10.17		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004.	S-3/A	333-108607		March 24, 2004

10.18		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		March 24, 2004

10.19		Form of Indemnity Agreement.	S-3/A	333-108607		March 24, 2004

10.20		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein.	8-K	000-27969		December 27, 2004

10	.21*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler.	10-K	000-27969		March 11, 2005

10	.22#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969		March 1, 2007

10.23		2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969		June 12, 2007

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10	.24*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007.	8-K	000-27969		June 15, 2007

10	.25*	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Stephen Ambler.	10-Q	000-27969		August 8, 2008

10.26		The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10.27		Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10	.28*	Resignation agreement and general release of claims dated April 28, 2008 by and between Immersion Corporation and Victor Viegas.	10-Q	000-27969		August 8, 2008

10	.29*	Retention and ownership change event agreement dated April 17, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.30*	Restated Offer of Employment with Immersion Corporation effective April 28, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.31*	Executive Incentive Plan dated August 7, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		November 7, 2008

10.32		Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969		November 7, 2008

10	.33*	Offer Letter dated November 25, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10	.34*	Retention and Ownership Change Event Agreement dated December 4, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10.35		Second Amendment to Lease between Irvine Company, as successor-in-interest to WW&LJ Gateways, Ltd. and Immersion Corporation dated January 15, 2009.	8-K	000-27969		February 5, 2009

10.36		Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969		March 4, 2009

21.1		Subsidiaries of Immersion Corporation.					X

23.1		Consent of Independent Registered Public Accounting Firm.					X

31.1		Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Stephen Ambler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

32.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Stephen Ambler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ STEPHEN AMBLER
Stephen Ambler
Chief Financial Officer

Date: March 9, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Clent Richardson and Stephen Ambler jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLENT RICHARDSON Clent Richardson	President, Chief Executive Officer and Director	March 9, 2009

/s/ STEPHEN AMBLER Stephen Ambler	Chief Financial Officer	March 9, 2009

/s/ JOHN HODGMAN John Hodgman	Director	March 9, 2009

/s/ JACK SALTICH Jack Saltich	Director	March 9, 2009

/s/ EMILY LIGGETT Emily Liggett	Director	March 9, 2009

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 9, 2009

/s/ ANNE DEGHEEST Anne DeGheest	Director	March 9, 2009

/s/ VICTOR VIEGAS Victor Viegas	Director	March 9, 2009

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period
		(In thousands)

Year ended December 31, 2008
Allowance for doubtful accounts	$85	$354	$3	$436
Year ended December 31, 2007
Allowance for doubtful accounts	$139	$(33)	$21	$85
Year ended December 31, 2006
Allowance for doubtful accounts	$383	$(164)	$80	$139