Form 10-Q
period 2009-03-31
IMMERSION CORP
filed 2009-05-06
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Number of shares of common stock outstanding at April 30, 2009: 27,957,359

IMMERSION CORPORATION
INDEX

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations (Unaudited) for the Three months Ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three months Ended March 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 6. Exhibits	51

SIGNATURES	52
EX-10.37
EX-10.38
EX-10.39
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.01
EX-99.02

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,997	$64,769
Short-term investments	43,933	20,974
Accounts receivable (net of allowances for doubtful accounts of: March 31, 2009 — $954 and December 31, 2008 — $436	4,064	6,829
Inventories, net	4,136	3,396
Deferred income taxes	226	226
Prepaid expenses and other current assets	3,205	3,225

Total current assets	92,561	99,419
Property and equipment, net	4,379	3,827
Intangibles and other assets, net	10,358	9,945

Total assets	$107,298	$113,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,460	$2,842
Accrued compensation	2,248	3,010
Other current liabilities	3,247	3,466
Deferred revenue and customer advances	5,883	5,125

Total current liabilities	13,838	14,443

Long-term deferred revenue, less current portion	17,685	16,887
Deferred income tax liabilities	226	226
Other long-term liabilities	217	212

Total liabilities	31,966	31,768

Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: March 31, 2009 — 30,733,728 and December 31, 2008 — 30,674,045; shares outstanding: March 31, 2009 — 27,945,859 and December 31, 2008 — 27,887,482	167,337	165,885
Warrants	1,724	1,731
Accumulated other comprehensive income	40	109
Accumulated deficit	(75,372)	(67,913)
Treasury stock at cost: March 31, 2009 — 2,787,869 shares and December 31, 2008 — 2,786,563 shares	(18,397)	(18,389)

Total stockholders’ equity	75,332	81,423

Total liabilities and stockholders’ equity	$107,298	$113,191

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Royalty and license	$3,781	$3,461
Product sales	2,751	2,669
Development contracts and other	446	799

Total revenues	6,978	6,929

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	1,126	1,683
Sales and marketing	4,760	3,136
Research and development	3,904	3,229
General and administrative	4,366	4,263
Amortization of intangibles	376	235
Restructuring costs	646	—

Total costs and expenses	15,178	12,546

Operating loss	(8,200)	(5,617)
Interest and other income	430	1,507

Loss from continuing operations before provision for income taxes	(7,770)	(4,110)
Benefit (provision) for income taxes	(91)	1,203

Loss from continuing operations	(7,861)	(2,907)
Discontinued operations (Note 9) :
Gain on sales of discontinued operations net of provision for income taxes of $0	167	—
Gain from discontinued operations, net of provision for income taxes of $150 and $195	235	322

Net loss	$(7,459)	$(2,585)

Basic and diluted net loss per share
Continuing operations	$(0.28)	$(0.09)
Discontinued operations	0.01	0.01

Total	$(0.27)	$(0.08)

Shares used in calculating basic and diluted net loss per share	27,924	30,478

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,459)	$(2,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390	260
Amortization of intangibles	376	235
Stock-based compensation	1,241	964
Excess tax benefits from stock-based compensation	—	(107)
Realized gain on short-term investments	—	(81)
Allowance for doubtful accounts	519	(12)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Accounts receivable	2,242	2,220
Inventories	(884)	(369)
Deferred income taxes	—	(251)
Prepaid expenses and other current assets	20	(1,234)
Other assets	—	(3)
Accounts payable	(469)	541
Accrued compensation and other current liabilities	(1,382)	521
Income taxes payable	2	(412)
Deferred revenue and customer advances	1,557	1,991
Other long-term liabilities	5	12

Net cash provided by (used in) operating activities	(3,840)	1,690

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(33,962)	—
Maturities of short-term investments	11,000	49,657
Intangibles and other assets	(542)	(508)
Purchases of property and equipment	(580)	(280)

Net cash provided by (used in) investing activities	(24,084)	48,869

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	134	168
Exercise of stock options and warrants	70	659
Excess tax benefits from stock-based compensation	—	107

Net cash provided by financing activities	204	934

Effect of exchange rates on cash and cash equivalents	(52)	(5)

Net increase in cash and cash equivalents	(27,772)	51,488
Cash and cash equivalents:
Beginning of the period	64,769	86,493

End of the period	$36,997	$137,981

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$—	$761

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$1,090	$—

Non-cash treasury stock purchase	$6	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim period have been included.
     The results of operations for the interim periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
     Reclassifications
     Certain reclassifications have been made to the 2008 presentation to conform to the 2009 presentation.
     Revenue Recognition
     The Company recognizes revenues in accordance with applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”); Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”); American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 81-1 “Accounting for Performance for Construction-Type and Certain Production-Type contracts” (“SOP No. 81-1”); and SOP No. 97-2, “Software Revenue Recognition” (“SOP NO. 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
     Royalty and license revenue — The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and recognized over the service period when vendor-specific objective evidence (“VSOE”) related to the value of the services does not exist. These services are not essential to the functionality of the license agreement.
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
Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on proportional performance method over the service period or completed performance method.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP No. 97-2 criteria or SAB No. 104, as applicable.
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21, SOP No. 81-1, and SOP No.97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussion regarding “Multiple element arrangements” below.
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
        Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.
        Multiple element arrangements — The Company enters into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, the Company allocates revenue to each element based on the relative fair value of each of the elements. The price charged when the element is sold separately or other objective evidence generally determines the fair value or VSOE.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will be applied prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of any business combinations occurring on or after January 1, 2009.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FSP No. FAS 142-3 will have a material impact on its results of operations, financial position, or cash flows.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS No. 124-2”). This FSP amends the other-than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP No. FAS 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.
2. FAIR VALUE DISCLOSURES
     Short-term Investments

	March 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate commercial paper	$9,986	$1	$—	$9,987
U.S. government agency securities	33,930	16	—	33,946

Total	$43,916	$17	$—	$43,933

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Corporate commercial paper	$9,980	$1	$—	$9,981
U.S. government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

     The contractual maturities of the Company’s available-for-sale securities on March 31, 2009 and December 31, 2008 were all due in one year or less.
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
     The following table sets forth the Company’s cash equivalents and short-term investments which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2009. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
	(In thousands)
Corporate commercial paper	$—	$14,987	$—	$14,987
U.S. Government agency securities	34,017	—	—	34,017
Money market accounts	29,481	—	—	29,481

Total	$63,498	$14,987	$—	$78,485

     The above table excludes $2.4 million of cash held in banks.
3. INVENTORIES

	March 31,	December 31,
	2009	2008
	(In thousands)
Raw materials and subassemblies	$3,276	$3,119
Work in process	565	209
Finished goods	295	68

Inventories, net	$4,136	$3,396

4. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2009	2008
	(In thousands)
Computer equipment and purchased software	$4,832	$4,735
Machinery and equipment	3,518	3,269
Furniture and fixtures	1,443	1,336
Leasehold improvements	1,631	1,261

Total	11,424	10,601
Less accumulated depreciation	(7,045)	(6,774)

Property and equipment, net	$4,379	$3,827

5. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2009	2008
	(In thousands)
Patents and technology	$17,835	$17,283
Other assets	156	156

Gross intangibles and other assets	17,991	17,439
Accumulated amortization of patents and technology	(7,633)	(7,494)

Intangibles and other assets, net	$10,358	$9,945

     The estimated annual amortization expense for intangible assets as of March 31, 2009 is $1.4 million in 2009, $1.2 million in 2010, $1.2 million in 2011, $1.1 million in 2012, $1.1 million in 2013, and $4.4 million in total for all years thereafter.

6. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2009	2008
	(In thousands)
Accrued legal	$447	$491
Income taxes payable	11	9
Other current liabilities	2,789	2,966

Total other current liabilities	$3,247	$3,466

Deferred revenue, current	$5,786	$5,037
Customer advances	97	88

Total deferred revenue, current and customer advances	$5,883	$5,125

7. LONG-TERM DEFERRED REVENUE
     On March 31, 2009, long-term deferred revenue was $17.7 million and included approximately $16.3 million of deferred revenue from Sony Computer Entertainment. On December 31, 2008, long-term deferred revenue was $16.9 million and included approximately $15.4 million from Sony Computer Entertainment.
8. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years. RSU’s generally vest over 3 years and expire 10 years from the date of grant. Restricted stock generally vests over one year. On March 31, 2009, 3,305,612 shares of common stock were available for grant, and there were 7,325,914 options to purchase shares of common stock outstanding, as well as 287,787 RSU’s and restricted stock outstanding.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

Number
of Shares
Outstanding at December 31, 2008 (4,055,180 exercisable at a weighted average price of $9.35 per share)	7,009,667
Granted (weighted average fair value of $2.09 per share)	1,195,433
Exercised	(25,307)
Forfeited and Cancelled	(853,879)
Outstanding at March 31, 2009	7,325,914

Exercisable at March 31, 2009	3,980,188

     Restricted Stock Units
     Restricted stock unit activity for the three months ended March 31, 2009 is as follows:

Number
Beginning balance at December 31, 2008	34,500
Awarded	246,287
Released	(4,000)
Forfeited	(16,000)
Ending Balance at March 31, 2009	260,787

Expected to Vest (1)	171,362

(1)	RSU’s expected to vest reflect estimated forfeiture rates.
     The aggregate intrinsic value is calculated as the market value of the RSU’s as of March 31, 2009.
     Restricted Stock
     Restricted stock activity for the three months ended March 31, 2009 is as follows:

	Number	Aggregate
	of Shares	Intrinsic Value
Beginning balance at December 31, 2008	—
Awarded	27,000
Released	—
Forfeited	—

Ending Balance at March 31, 2009	27,000	$79,110

     The aggregate intrinsic value is calculated as the market value of the Restricted Stock as of March 31, 2009.
     The assumptions used to value option grants and shares under the ESPP are as follows:

	Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Expected life (in years)	5.5	5.5	0.5	0.5
Interest rate	1.8%	2.5%	0.4%	2.2%
Volatility	69%	62%	109%	73%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2009	2008
Income Statement Classifications	(In thousands)
Cost of product sales	$62	$20
Sales and marketing	117	229
Research and development	448	286
General and administrative	614	409

Total	$1,241	$944

     As of March 31, 2009, there was $13.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.3 years for options, 0.93 years for restricted stock and 2.88 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Stock Repurchase Program
     On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2009, there were no stock repurchases under this program.

9. RESTRUCTURING COSTS AND DISCONTINUED OPERATIONS
     The Company accounts for restructuring costs and discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” The following table sets forth the charges and expenses that are included in the restructuring line on the Company’s condensed consolidated Statement of Operations for the three months ended March 31, 2009:

	December 31,				March 31,
	2008	Quarter Ended March 31,			2009
	Restructuring	Add	Deduct Cash	Non-Cash	Restructuring
	Reserve	Charges	Payments	Expenses	Reserve
	($ in thousands)
Medical workforce reductions	$—	166	—	—	$166
Touch workforce reductions	247	481	317	(1)	410
Other	15	—	3	—	12

Total	$262	$647	$320	$(1)	$588

     On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. The Company had workforce reductions that were recorded as Medical segment restructuring charges for the three months ended March 31, 2009. Workforce reduction costs consisting of severance benefits of $166,000 are included in accrued compensation on the Company’s condensed consolidated balance sheet. In addition, the Company expects to record approximately $200,000 of workforce reduction costs relating to the remaining service period of these Medical division employees for the three months ended June 30, 2009, bringing the cumulative total to $366,000. All of the severance benefits are expected to be paid in the second or third quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2009. The Company will also incur costs in the remainder of 2009 for temporary housing, the closing down of the Gaithersburg, Maryland facility, and the movement of operations to the San Jose facility.
     On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration received for the sales was $900,000 in the form of cash and notes receivable and the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. Revenues included in discontinued operations of the 3D product line were $531,000 and $1.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The assets sold consisted primarily of intangibles that had no carrying value on the Company’s books at the time of sale.
     In addition, for the first three months of 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that have been recorded as accrued compensation in the company’s condensed consolidated balance sheet and restructuring charges in the statement of operations for the three months ended March 31, 2009.

10. INTEREST INCOME
     The Company has accounted for payments from Sony Computer Inc. due under a license entered in with them in 2007 in accordance with APB No. 21. Under APB No. 21, the Company determined the present value of $22.5 million of payments from them due over the three years ended December 31, 2009 to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income which is being recognized in the income statement as each quarterly payment installment becomes due.
11. INCOME TAXES
     For the three months ended March 31, 2009, the Company recorded an income tax expense of $91,000 on a pre-tax loss from continuing operations of $7.8 million, yielding an effective tax rate of 1.2%. For the three months ended March 31, 2008, the Company recorded an income tax benefit of $1.2 million on a pre-tax loss from continuing operations of $4.1 million, yielding an effective tax rate of (29.3)%. The effective tax rate differs from the statutory rate primarily due to certain permanent items and foreign withholding taxes. The income tax provision or benefit for the three months ended March 31, 2009 and 2008, are as a result of applying the estimated annual effective tax rate to loss from continuing operations before taxes, adjusted for certain discrete items which are fully recognized in the period they occur.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), regarding accounting for uncertain tax benefits, on January 1, 2007. As of March 31, 2009, the Company has unrecognized tax benefits of approximately $647,000, including interest of $20,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $219,000. There were no material changes in the amount of unrecognized tax benefits during the quarter ended March 31, 2009. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
     Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.
     During 2008, the Company recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to losses in fiscal 2008, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.
     The net tax benefits from employee stock option transactions were approximately $0 and $108,000 during the three months ended March 31, 2009 and March 31, 2008, respectively, and are reflected as an increase to additional paid-in capital. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.
12. NET INCOME (LOSS) PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31
	2009	2008
Numerator:
Loss from continuing operations	$(7,861)	$(2,907)
Gains from discontinued operations	402	322

Net loss	$(7,459)	$(2,585)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	27,924	30,478

Basic and diluted net loss per share:
Continuing operations	$(0.28)	$(0.09)
Discontinued operations	0.01	0.01

Total	$(0.27)	$(0.08)

     As of March 31, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,	March 31,
	2009	2008
Outstanding stock options	7,325,914	6,840,918
Restricted Stock and RSU’s	287,787	—
Warrants	431,243	436,772

13. COMPREHENSIVE INCOME (LOSS)
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(7,459)	$(2,585)
Change in unrealized losses on short-term investments	(2)	(7)
Foreign currency translation adjustment	(67)	(12)

Total comprehensive income (loss)	$(7,528)	$(2,604)

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
     Touch develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their mobility, computing, entertainment, and industrial applications. Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.
     The following tables display information about the Company’s reportable segments:

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Revenues:

Touch	$4,475	$3,962
Medical	2,538	3,008
Intersegment eliminations	(35)	(41)

Total	$6,978	$6,929

Net Income (Loss):
Touch	$(4,300)	$(1,410)
Medical	(3,158)	(1,158)
Intersegment eliminations	(1)	(17)

Total	$(7,459)	$(2,585)

	March 31,	December 31,
	2009	2008
	(In thousands)
Total Assets:
Touch	$129,079	$129,674
Medical	9,223	10,706
Intersegment eliminations	(31,004)	(27,189)

Total	$107,298	$113,191

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
     In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. The Immersion Defendants would not be required to contribute to the settlement. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. If the settlement is not approved by the District Court, the Company intends to defend the lawsuit vigorously.
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
OVERVIEW
     We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; and mobile communications. We manage these application areas under two operating and reportable segments: 1) Touch and 2) Medical.
     In some markets, such as video console gaming, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation we sell products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. From time to time, we also engage in development projects for third parties. In the three months ended March 31, 2009, the Company divested its 3D product line which was part of its Touch segment. It ceased operations of the 3D product line and sold its CyberGlove and SoftMouse 3D positioning device product families. The Company has abandoned all other 3D operations.
     Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold over 700 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.
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
     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
     Revenue Recognition
     We recognize revenues in accordance with applicable accounting standards, including SAB No. 104, EITF No. 00-21, SOP No. 81-1 and SOP No. 97-2. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
     Royalty and license revenue — We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are generally deferred and recognized over the service period when VSOE related to the value of the services does not exist. These services are not essential to the functionality of the license agreement.
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
Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on proportional performance method over the service period or completed performance method.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP No. 97-2 criteria or SAB No. 104, as applicable.
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, SOP No. 81-1, and SOP No. 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussions regarding “Multiple element arrangements” below. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues.
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
        Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts), customer support, and extended warranty contracts. Development contract revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. Losses on contracts are recognized when determined. Revisions in estimates are reflected in the period in which the conditions become known. Customer support and extended warranty contract revenue is recognized ratably over the contractual period.
        Multiple element arrangements — We enter into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). When VSOE of fair value exists for all elements, we allocate revenue to each element based on the relative fair value of each of the elements. If vendor specific objective evidence or other objective evidence of fair value does not exist, the revenue is generally recorded over the term of the contract.
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
     Stock-based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123R. We accounted for stock-based compensation using the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
        Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options, and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term and forfeiture rates, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
        Expected term — We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We used the simplified method as prescribed by SAB No. 110 for options granted prior to January 1, 2008.
        Expected volatility — We estimate the volatility of our common stock taking into consideration our historical stock price movement and our expected future stock price trends based on known or anticipated events.
        Risk-free interest rate — We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
        Expected dividend — We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.
        Forfeitures — We are required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards that are expected to vest. We estimate our forfeiture rate based on anticipated future trends in pre-vesting options and awards forfeitures and recent historical data.

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
     Short-term Investments
     Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments in accordance with Accounting

Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
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
     In February 2008, the Financial FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. We continue to assess the impact that FSP 157-2 may have on our consolidated financial position and results of operations. The Company does not believe that FSP 157-2 will have a material impact on its condensed consolidated financial statements.
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
     Intangible Assets
     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first three months of 2009, we capitalized costs associated with patents and trademarks of $767,000. Our total amortization expense for the same period for all intangible assets was $376,000.
     Restructuring Costs
     In connection with our exit activities, we record restructuring charges for employee termination costs and other exit-related costs. These charges are incurred pursuant to formal plans developed by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The recognition of restructuring charges requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including move related costs and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained, and that the utilization of the provisions are for their intended purposes in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
     The following discussion and analysis includes the Company’s results of operations from continuing operations for the three months ended March 2009 and 2008. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit, sales and marketing expense, and income tax provision from our discontinued operations have been aggregated and reported as loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.

Overview
     We achieved a 1% increase in revenues from continuing operations during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The first three months revenue growth was primarily due to a 9% increase in royalty and license revenues from increased Touch royalty and license fees mainly from customers that sell mobile devices. The revenue increase also included a 3% increase in product sales partially offset by a 44% decrease in development contract revenues. In conjunction with our plan to move our medical operating segment to San Jose and other workforce reductions in our Touch segment, we had restructuring costs relating to workforce reductions of $646,000. We divested our 3D product line and recorded a gain of $235,000 from discontinued operations for the three months ended March 31, 2009 as compared to a gain of $322,000 for the three months ended March 31, 2008. We also had a gain on sale of discontinued operations of $167,000 for the three months ended March 31, 2009. Our net loss was $7.5 million for the three months ended March 31, 2009 compared to a net loss of $2.6 million for the three months ended March 31, 2008.
     With our divestiture of the 3D product line, our move of the medical operating segment to San Jose, and other restructuring efforts, we hope to achieve cost reductions in 2009. In 2009, we expect to continue to focus on the execution of plans in our established businesses to seek to increase revenue and make selected investments for product-based solutions for longer-term growth areas. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II Item 1A — “Risk Factors.”

	March 31,
REVENUES	2009	2008	Change
	($ In thousands)
Three months ended:
Royalty and license	$3,781	$3,461	9%
Product sales	2,751	2,669	3%
Development contracts and other	446	799	(44)%

Total Revenue	$6,978	$6,929	1%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Total Revenue — Our total revenue from continuing operations for the first three months of 2009 increased by $49,000 or 1% from the first three months of 2008.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2009 was $3.8 million, an increase of $320,000 or 9% from the three months ended March 31, 2008. The increase in royalty and license revenue was primarily due to an increase in royalty and license revenue from our Touch segment from increased shipments by licensees of mobile devices partially offset by decreased shipments by gaming and automotive licensees. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in mobile phone handsets and other mobility devices.
     Based on our litigation conclusion and new business agreement entered into with Sony Computer Entertainment in March 2007, we are recognizing a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. The revenue from our third-party peripheral licensees included in royalty and license revenue has also generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft Xbox 360, Sony PlayStation 3 (PS3), and Nintendo Wii, and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems.
     Sony has, to date, not yet broadly licensed third parties to produce peripherals of the PS3 system. To the extent Sony discourages or impedes third-party controller makers from making more PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will continue to be severely limited.
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
     In addition, BMW has begun to remove our technology from certain controller systems, which also caused automotive royalties to decline. We expect that this removal of our technology from certain controller systems will cause our automotive royalty revenue to decline in the future, which may be partially offset by new vehicles from other manufacturers brought to market.
     Product sales — Product sales for the three months ended March 31, 2009 were $2.8 million, an increase of $82,000 or 3% as compared to the three months ended March 31, 2008. The increase in product sales was primarily due to an increase in medical product sales. Increased medical product sales was mainly due to increased sales of our endovascular and laparoscopy simulators. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our strategic industry alliances, and expanding international sales. We expect that the current economic downturn may have a negative effect on capital purchases of our products in the near term.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support and warranty contracts. Development contract and other revenue was $446,000 during the three months ended March 31, 2009, a decrease of $353,000 or 44% as compared to the three months ended March 31, 2008. The decrease was mainly attributable to a decrease in medical contract revenue of $535,000 due to the completion of work performed under medical contracts that occurred through the first six months of 2008. Partially offsetting that decrease was increased revenue recognized on Touch development contracts and support of $182,000. We do not currently have any government projects in development. We continue to transition our engineering resources from certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of 2009, revenue generated in North America, Europe, Far East, and Rest of the World represented 45%, 29%, 24%, and 2%, respectively, compared to 62%, 23%, 11%, and 4%, respectively, for the first three months of 2008. The shift in revenues among regions was mainly due to an increase in royalty revenue and medical product revenue from Europe and the Far East and a decrease in royalty and medical contract revenue in North America and Medical product revenue from the Rest of the World. We partially attribute increased European and Far East revenue to the addition of increased international sales and support personnel in 2008.

	March 31,		Change
COST OF PRODUCT SALES	2009	2008
	($ In thousands)
Three months ended:

Cost of product sales	$1,126	$1,683	(33)%
% of total product revenue	41%	63%
     Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales from continuing operations was $1.1 million, a decrease of $557,000 or 33% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease in cost of product sales was primarily due to reduced obsolescence expense of $209,000, reduced direct material costs of $134,000, and reduced overhead costs of $120,000. The decrease in obsolescence expense was mainly due to lower excess and obsolescence write-off from medical, touch, and other parts in 2009. The decrease in direct material costs was mainly the result of a product mix change in medical product sales where we sold a greater percentage of products with higher margins. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales decreased as a percentage of product revenue to 41% in the first three months of 2009 from 63% in the first three months of 2008. This increase is mainly due to the reduced costs and the change in the product sales mix mentioned above.

	March 31,		Change
OPERATING EXPENSES AND OTHER	2009	2008
	($ In thousands)
Three months ended:

Sales and marketing	$4,760	$3,136	52%
% of total revenue	68%	45%

Research and development	$3,904	$3,229	21%
% of total revenue	56%	47%

General and administrative	$4,366	$4,263	2%
% of total revenue	63%	62%

Amortization of intangibles	$376	$235	60%
% of total revenue	5%	3%

Restructuring Costs	$646	$—	* %
% of total revenue	9%	* %

*	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses from continuing operations were $4.8 million, an increase of $1.6 million or 52% in the first three months of 2009 compared to the comparable period in 2008. The increase was primarily due to an increase in bad debt expense of $571,000 primarily from one customer that has not paid within terms, increased compensation, benefits, and overhead of $357,000, increased marketing, advertising, and public relations costs of $291,000, increased consulting costs of $220,000 to supplement our sales and marketing staff, and increased sales and marketing travel expense of $171,000. The increased sales and marketing expenses were primarily due to the expansion of our sales and marketing efforts internationally. We are taking steps to reduce our sales and marketing expenses, although we expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies as well as continue to expand our sales and marketing presence internationally.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses from continuing operations were $3.9 million, an increase of $675,000 or 21% in the first three months of 2009 compared to the same period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $627,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount and increased non-cash stock based compensation charges. We are taking steps to reduce our research and development expenses, yet we believe that continued significant investment in research and development is critical to our future success, and we expect to make significant investments in areas of research and technology development to support future growth.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses from continuing operations were $4.4 million, an increase of $103,000 or 2% in the first three months of 2009 compared to the same period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $486,000, increased travel of $87,000, increased public company expense of $61,000, and increased supplies and office expenses of $31,000 partially offset by decreased legal and professional fees of $588,000. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount and increased non-cash stock-based compensation charges. The decreased legal, professional, and license fee expenses were primarily due to decreased litigation costs, mainly Microsoft litigation which was settled in 2008; decreased audit, tax, and accounting fees due to completion of the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license; resolution of a routine SEC review of our prior periodic filings; and reduction of income tax related issues, partially offset by increased consulting costs. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses, but we are currently taking steps to reduce our general and administrative expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.
     Amortization of Intangibles — Our amortization of intangibles is comprised primarily of patent amortization and other intangible amortization. Amortization of intangibles increased by $141,000 or 60% in the first three months of 2009 compared to the same period in 2008. The increase was primarily attributable to an increase from the cost and number of new patent costs being amortized and a revision to how we amortize our patents partially offset by some intangible assets reaching full amortization.
     Restructuring — Restructuring costs consist primarily of severance benefits paid in connection with the reduction of workforce due to severance benefits to be paid as the result of a planned reduction of workforce due to the relocation of the Maryland medical business operations to San Jose of $166,000 and severance benefits to be paid as the result of the reduction of workforce due to business changes in our Touch segment of $480,000. There were no restructuring charges incurred in the three months ended March 31, 2008. We expect to record approximately $200,000 of workforce reduction costs relating to the remaining service period of the Maryland business operations employees plus additional costs relating to the move and close down of facilities in the second quarter of 2009.

     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gain on sale of short-term investments. Interest and other income decreased by $1.1 million in the first three months of 2009 compared to the same period in 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments. We expect that the accretion of interest income from Sony Computer Inc. that was approximately $272,000 in the three months ended March 31, 2009 and will total approximately $1.3 million in 2009 will be completed at the end of 2009.
     Provision for Income Taxes — We recorded a provision for income taxes for the three months ended March 31, 2009 of $91,000 on pre-tax loss from continuing operations of $7.8 million, yielding an effective tax rate of 1.2%. For the three months ended March 31, 2008, we recorded a benefit for income taxes of $1.2 million on pre-tax loss from continuing operations of $4.1 million, yielding an effective tax rate of (29.3)%. The income tax provision or benefit for the three months ended March 31, 2009 and March 31, 2008 are arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, plus foreign withholding tax expense, adjusted for certain discrete items which are fully recognized in the period they occur.
     Discontinued Operations — In the three months ended March 31, 2009, we ceased operations of the 3D product line and sold both our CyberGlove family of products and SoftMouse 3D positioning device family of products and has recorded a gain on sale of discontinued operations of $167,000. Accordingly, the operations of the 3D product line have been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $87,000 in the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during that period.
SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:

Touch	$4,475	$3,962
Medical	2,538	3,008
Intersegment eliminations	(35)	(41)

Total	$6,978	$6,929

Net Income (Loss):
Touch	$(4,300)	$(1,410)
Medical	(3,158)	(1,158)
Intersegment eliminations	(1)	(17)

Total	$(7,459)	$(2,585)

*	Note: Segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Touch segment — Revenues from the Touch segment were $4.5 million, an increase of $513,000 or 13% in the first three months of 2009 compared to the same period in 2008. Royalty and license revenues increased by $320,000 mainly due to increased shipments by licensees of mobile devices partially offset by decreased shipments by gaming and automotive licensees. Development contract revenue increased by $182,000 primarily due to increased development contracts and support. Net loss for the three months ended March 31, 2009 was $4.3 million, an increase of $2.9 million compared to the same period in 2008. The increase was primarily due to an increase in provision for income taxes of $1.3 million, a decrease in interest and other income of $996,000 mainly due to reduced interest rates and a reduction in cash equivalents and short-term investments, an increase of research and development expenses of $603,000, an increase in restructuring costs of $480,000, an increase in sales and marketing expenses of $417,000 and an increase in amortization expense of $140,000. The increases to the net loss were partially offset by increased gross margin of $850,000 due to increased royalty and license revenue and a decrease in general and administrative expenses of $189,000.
     Medical segment — Revenues from the Medical segment were $2.5 million, a decrease of $470,000 or 16%, for the first three months of 2009 compared to the same period in 2008. The decrease was primarily due to a reduction of medical development contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008 partially offset by an increase in product sales mainly due to increased sales of our endovascular and laparoscopy simulators. Net loss for the three months ended March 31, 2009 was $3.2 million, an increase of $2.0 million compared to the same period in 2008. The increase was mainly due to increased sales and marketing expenses of $1.2 million as the segment expands international sales and marketing efforts, increased general and administrative expenses of $292,000, a decrease in gross margin of $261,000 primarily due to reduced development contract revenue, and an increase in restructuring costs of $166,000.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and government agency securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS No. 115. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.
     On March 31, 2009, our cash, cash equivalents, and short-term investments totaled $80.9 million, a decrease of $4.8 million from $85.7 million on December 31, 2008.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of March 31, 2009, we had received nine of these installments.
     Net cash used in operating activities during the three months ended March 31, 2009 was $3.8 million, a change of $5.5 million from the $1.7 million provided during the three months ended March 31, 2008. Cash used in operations during the three months ended March 31, 2009 was primarily the result of a net loss of $7.5 million, a decrease of $1.4 million due to a change in accrued compensation and other current liabilities, a decrease of $884,000 due to a change in inventories, and a decrease of $469,000 due to a change in accounts payable. These decreases were offset by a $2.2 million increase due to a change in accounts receivable and a $1.6 million increase due to a change in deferred revenue and customer advances. Cash used in operations during the three months ended March 31, 2009 was also impacted by noncash charges and credits of $2.5 million, including $1.2 million of noncash stock-based compensation, an increase of $519,000 to allowance for doubtful accounts, $390,000 in depreciation and amortization, and $376,000 in amortization of intangibles.

     Net cash used in investing activities during the three months ended March 31, 2009 was $24.1 million, compared to the $48.9 million provided by investing activities during the three months ended March 31, 2008, an increase of $73.0 million. Net cash used in investing activities during the period consisted of purchases of short-term investments of $34.0 million; $580,000 used to purchase property and equipment; and a $542,000 increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs partially offset by maturities or sales of short-term investments of $11.0 million.
     Net cash provided by financing activities during the three months ended March 31, 2009 was $204,000 compared to $934,000 provided during the three months ended March 31, 2008, or a $730,000 decrease from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options and warrants in the amount of $204,000.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2009 will total approximately $3.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008:

			2010 and	2012 and
Contractual Obligations	Total	2009	2011	2013	2014
	(In thousands)
Operating leases	$3,555	$928	$1,250	$1,094	$283

     As discussed in Note 11 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN 48. On March 31, 2009, we had a liability for unrecognized tax benefits totaling approximately $647,000, including interest of $20,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $78.5 million as of March 31, 2009. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments.

A hypothetical 100 basis point increase in interest rates would result in an approximate $289,000 decrease in the fair value of our cash equivalents and short-term investments as of March 31, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to the previously reported material weakness in our internal control over financial reporting with respect to accounting for income taxes that was disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
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
     Commencing the First Quarter of 2008, we engaged outside consultants to advise us in areas of complex tax accounting and to design and implement controls to ensure proper communication with our personnel to obtain the needed advice and review of tax related accounting and reporting documentation.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There were no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. The Immersion Defendants would not be required to contribute to the settlement. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. If the settlement is not approved by the District Court, we intend to defend the lawsuit vigorously.
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to Ohio. On August 7, 2008, we filed our opposition to both motions filed by Simbionix. The court has not ruled on the pending motions. On December 2, 2008, the court held a status conference in which it set a trial date for December 5, 2011 and a claim construction hearing for June 1, 2011. We intend to vigorously prosecute this lawsuit.
ITEM 1A. RISK FACTORS
Company Risks
THE UNCERTAIN GLOBAL ECONOMIC ENVIRONMENT COULD REDUCE OUR REVENUES AND COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The current global economic recession could materially hurt our business in a number of ways including, longer sales and renewal cycles, delays in adoption of our products, increased risk of competition for our products, increased risk of inventory obsolescence, higher overhead costs as a percentage of revenue, risk of nonpayment or delayed payment by our customers, delays in signing or failing to sign customer agreements, or signing customer agreements at reduced purchase levels. In addition, our suppliers, customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us. The current economic downturn may lead to a reduction in corporate, university, or government budgets for research and development in sectors including the automotive, aerospace, mobility, and medical sectors, which use our products. Sales of our products may be adversely affected by cuts in these research and development budgets. Furthermore, a prolonged tightening of the credit markets could significantly impact our ability to liquidate investments or reduce the rate of return on investments.
WE HAD AN ACCUMULATED DEFICIT OF $75 MILLION AS OF MARCH 31, 2009, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
     Since 1997, we have incurred losses in all but four quarters. We need to generate significant ongoing revenue to return to profitability. We anticipate that we will continue to incur expenses as we:
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2009 and 2008, 54% and 50%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.
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
     Under the terms of our agreement with Sony, Sony receives a royalty-free license to our worldwide portfolio of patents. This license permits Sony to make, use, and sell hardware, software, and services covered by our patents in its PS1, PS2, and PS3 systems for a fixed license payment. Sony has, to date, not yet broadly licensed third parties to produce peripherals of the PS3 system. To the extent Sony selectively limits its licensing to leading third-party controller makers to make PS3 controllers with vibration feedback, our licensing revenue from third-party PS3 peripherals will be severely limited. Sony continues to sell the PS2, and our third party licensees continue to sell licensed PS2 peripherals. However, sales of PS2 peripherals continue to decline as more consumers switch to the PS3 console system and other next-generation console systems like the Nintendo Wii and Microsoft Xbox 360.
     Both the Microsoft Xbox 360 and Nintendo Wii include touch-enabling capabilities. For the Microsoft Xbox 360 video console system launched in November 2005, Microsoft has, to date, not yet broadly licensed third parties to produce peripherals for its Xbox 360 game console. To the extent Microsoft does not fully license third parties, Microsoft’s share of all aftermarket Xbox 360 game controller sales will likely remain high or increase, which we expect will limit our gaming royalty revenue. Additionally, Microsoft is now making touch-enabled steering wheel products covered by its royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents that could compete with our licensees’ current products for which we earn per unit royalties.
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
     Our revenue growth is significantly dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•	the lengthy and expensive process of building a relationship with potential licensees;

•	the competition we may face with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology versus continuing to develop their own or license from other parties;

•	challenges in demonstrating the compelling value of our technologies in new applications like mobile phones, portable devices, and touchscreens;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•	inability to sign new gaming licenses if the video console makers choose not to license third parties to make peripherals for their new consoles; and

•	reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.
OUR RECENTLY-ANNOUNCED CONSOLIDATION OF OUR MEDICAL OPERATIONS MAY NOT BE SUCCESSFUL, AND MAY NEGATIVELY IMPACT OUR BUSINESS
     In March 2009, we announced that we are consolidating the operations of our Medical line of business with the rest of our business. As a result of this consolidation, we are moving the operations of our Medical line of business from Maryland to our headquarters in San Jose, California. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. For the three months ended March 31, 2009 and 2008, our Medical line of business represented 36% and 43%, respectively, of our total revenues. Accordingly, if we are unable to manage this consolidation effectively, our overall business and operating results could be materially and adversely affected.
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
     While we attempt to avoid infringing known proprietary rights of third parties, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we manufacture and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees may receive similar letters from these or other companies from time to time. Such letters or subsequent litigation may influence our licensees’ decisions whether to ship products incorporating our technologies. In addition, such letters may cause a dispute between our licensees and ourselves over indemnification for the infringement claim. Any of these notices, or additional notices that we or our licensees could receive in the future from these or other companies, could lead to litigation against us, either regarding the infringement claim or the indemnification claim.
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
     We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 15 to the condensed consolidated financial statements and Item 1. “Legal Proceedings” of this Part II.
PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND AND COULD EXPOSE US TO LOSS.

     Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results, and financial condition could be adversely affected.
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
     Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”), the American Board of Surgery (“ABS”), and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products in general, or our products in particular, as a training and/or testing tool, and in addition in the event that the H.R. 855 Enhancing

Simulation Act of 2009 does not pass into law, market penetration for our products in the medical market could be significantly and adversely affected.
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
     Many of our current and potential competitors, including Microsoft, are able to devote greater resources to the development, promotion, and sale of their products and services. In addition, many of our competitors have established marketing relationships or access to larger customer bases, distributors, and other business partners. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
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
WE HAVE EXPERIENCED SIGNIFICANT CHANGE IN OUR BUSINESS, AND WE CANNOT ASSURE YOU THAT THESE CHANGES WILL RESULT IN INCREASED REVENUE OR PROFITABILITY.
     Our business has undergone significant changes in recent periods, including the divestiture of our 3D business, new management, consolidation of our touch, gaming, and mobility businesses, personnel changes, and focus on additional target markets. These changes have required significant investments of cash and other resources, as well as management’s time and attention and have placed significant strains on our managerial, financial, engineering, or other resources. We cannot assure you that these efforts will result in growing our business successfully or in increased operating performance.
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
CERTAIN MEMBERS OF OUR EXECUTIVE MANAGEMENT TEAM ARE RELATIVELY NEW AND IF THERE ARE DIFFICULTIES WITH THIS LEADERSHIP TRANSITION IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.
     Various members of our executive management team joined us in 2008 and early 2009. Our success will depend to a significant extent on their ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively with other members of our executive management team and board of directors. If this leadership transition is not successful, our ability to execute our business strategy would be impeded.
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
     We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Our equity award program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies.
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
     These factors include:
•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses, dispositions and restructurings;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel;

•	seasonality in the demand for our products or our licensees’ products; and

•	our ability to build or ship products on a timely basis.
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
     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:
•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairperson of the board of directors, a majority of our board of directors, or 10% or greater stockholders are authorized to call a special meeting of stockholders;

•	our stockholders can only take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors can be filled only by our board of directors and not by our stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
     If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:
•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired intellectual property or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets associated with unsuccessful acquisitions;

•	potential intellectual property infringement claims related to newly-acquired product lines; and

•	potential costs associated with failed acquisition efforts.
     Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business.
FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.
     The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financing reporting. Our and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred, and we expect to continue to incur, substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the NASDAQ Stock Market, NASDAQ, or other regulatory authorities, or become subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
WE HAVE DETERMINED THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS CURRENTLY INEFFECTIVE.
     As discussed in Part I, Item 4, Controls and Procedures, our management team, under the supervision and with the participation of our Chief Financial Officer and Chief Executive Officer, conducted an evaluation of our internal controls as of March 31, 2009. Management concluded that we had a material weakness in internal controls over financial reporting related to income taxes. We have subsequently initiated actions that are intended to improve our accounting for income taxes and the related internal controls. Any continuation of this material weakness in our internal controls over the accounting for income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.
AS OUR BUSINESS GROWS, SUCH GROWTH MAY PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONS AND, AS A RESULT, OUR BUSINESS MAY SUFFER.
     We plan to continue expanding our business, and any significant growth could place a significant strain on our management systems, infrastructure, and other resources. We recently transitioned the preparation of all of our internal reporting to upgraded management information systems and are in the process of implementing this system for all of our subsidiaries. If we encounter problems with the implementation of these systems, we may have difficulties preparing or tracking internal information, which could adversely affect our financial results. We will need to continue to invest the necessary capital to upgrade and improve our operational, financial, and management reporting systems. If our management fails to manage our growth effectively, we could experience increased costs, declines in product quality, or customer satisfaction, which could harm our business.
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.37	Form of 2009 Executive Incentive Plan

10.38	Amended and Restated Retention and Ownership Agreement dated April 20, 2009 between Immersion Corporation and Clent Richardson

10.39	Amended and Restated Retention and Ownership Agreement dated April 23, 2009 between Immersion Corporation and Stephen Ambler

31.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Form of Restricted Stock Agreement

99.02	Form of Notice of Grant of Restricted Stock

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2009

IMMERSION CORPORATION
By	/s/ Stephen Ambler
Stephen Ambler
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.37	Form of 2009 Executive Incentive Plan

10.38	Amended and Restated Retention and Ownership Agreement dated April 20, 2009 between Immersion Corporation and Clent Richardson

10.39	Amended and Restated Retention and Ownership Agreement dated April 23, 2009 between Immersion Corporation and Stephen Ambler

31.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Ambler, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clent Richardson, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Ambler, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Form of Restricted Stock Agreement

99.02	Form of Notice of Grant of Restricted Stock