Form 10-K/A
period 2008-12-31
IMMERSION CORP
filed 2010-02-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1 to Form 10-K)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

IMMERSION CORPORATION

2008 FORM 10-K/A ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Risk Factors” and those described elsewhere in this report , and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

EXPLANATORY NOTE

Immersion Corporation is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, originally filed March 9, 2009 (the “Original Filing”) to amend and restate the following previously-filed consolidated financial statements and selected financial data (and related disclosures) (the “Restatement”): (1) our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of fiscal years ended December 31, 2008, 2007 and 2006 contained in Part II, Item 8 of this Amendment; (2) the selected financial data as of and for our fiscal years ended in December 31, 2008, 2007, and 2006 contained in Part II, Item 6 of this Amendment; (3) management’s discussion and analysis of our financial condition and results of operations as of and for our fiscal years ended December 31, 2008, 2007, and 2006 contained in Part II, Item 7 of this Amendment; and (4) the unaudited quarterly financial information for each quarter in our fiscal years ended December 31, 2008 and 2007 in Note 19, “Quarterly Results of Operations (Unaudited) (Restated)” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Amendment. The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the year ended December 31, 2008 that there were errors in 1) the recording of revenue transactions from our Medical line of business in the years ended December 31, 2008, 2007, and 2006; 2) the recording of stock-based compensation expense for the years ended December 31, 2008 and 2007; 3) the recording of interest income arising from future installments due from Sony Computer Entertainment determined under the interest method for the years ended December 31, 2008 and 2007; and (4) the recording of amortization and impairment of patents in the years ended December 31, 2008, 2007, and 2006 and therefore our consolidated financial statements required restatement. In addition, as part of the Restatement, we have corrected other errors that were not significant individually or in the aggregate. Refer to Notes 2 and 19 to the consolidated financial statements included in Item 8 for further discussion of the Restatement.

Financial information related to the years ended December 31, 2008 and 2007, and the interim periods therein included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by us and all related earnings press releases and similar communications issued by us during these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

As announced on July 1, 2009, the Audit Committee of our Board of Directors, assisted by legal counsel and independent forensic accountants, commenced, and has now completed, an independent investigation into certain previous revenue transactions in our Medical line of business to determine whether revenue recognition was proper, and whether our internal controls relating to revenue recognition are sufficient. On August 10, 2009, we announced that the Audit Committee determined that we would restate our financial statements for the fiscal year ended December 31, 2008, and the interim periods therein, and for the first quarter of fiscal 2009, ended March 31, 2009, as a result of errors in those financial statements.

Subsequently, on November 17, 2009, we announced that we would restate our financial statements for the fiscal year ended December 31, 2007, as a result of an error in our accounting for stock-based compensation expense which was identified after we upgraded to a new version of the equity program administration software that we license from a third-party provider as well as an error in the way interest income was being recognized for installment payments receivable under a license with Sony Computer Entertainment that was granted at the conclusion of the patent infringement litigation with Sony.

During the course of the investigation and preparation of the restatement, we also identified additional transactions in the fiscal years ended December 31, 2007 and 2006 for which revenue should have been reversed and recognized in future periods as a result of premature recognition of revenue for products sold with FOB Destination or other similar shipping terms. In addition, we also identified certain errors in the amortization and impairment of patents for the years ended December 31, 2008, 2007, 2006 and prior years and have corrected these amounts in this Amendment as well as restated the opening balance of retained earnings as of January 1, 2006.

Background of the Restatement

Revenue Recognition in Medical Line of Business

In June 2009, management notified the Audit Committee that it had become aware of an apparent side agreement that contained modifications to our standard terms of contract. Specifically, a vice president of international sales for the Medical line of business may have committed us to provide a customer with certain exclusivity rights that neither the employee nor we had the power to grant as well as extended payment terms for certain transactions. In response, the Audit Committee, with the assistance of outside legal counsel and a forensic accounting firm, initiated an internal investigation to review all of the transactions with this customer to evaluate whether revenue was recognized appropriately. During the course of the investigation and after reviewing the electronic and hard copy files of the same vice president of international sales for the Medical line of business, certain transactions with other customers were identified for further investigation.

While the investigation was ongoing, management notified the Audit Committee that it had learned that certain sales personnel in our Medical line of business had made commitments to customers in connection with a sale for a product that was not available at the time revenue was originally recognized and promised products that lacked sufficient functionality to permit recognition of revenue at the time revenue was originally recognized. In response, the Audit Committee expanded the scope of the investigation to include these transactions as well as other transactions in which the same products were promised or otherwise ultimately delivered.

The investigation included review of revenue recorded in the Medical line of business in fiscal 2008 and the first quarter of fiscal 2009. During the course of the investigation, the investigation team under the supervision of the Audit Committee collected and reviewed more than 15,000 pages of hard copy documents from individual custodians, department files and central files, and also collected and searched more than 1.2 million electronically stored files. The investigation team under the supervision of the Audit Committee conducted interviews of 17 current and former employees and third-party providers. The information obtained through this investigation was analyzed in conjunction with accounting records. From this and other information, certain transactions were identified and tested for compliance with our revenue recognition policies. Testing procedures included review of customer contracts, customer correspondence and emails, sales quotes, customer purchase orders, shipping documentation, invoices, and cash receipts.

On August 10, 2009, we concluded that as a result of the errors indentified in the investigation, we would restate our financial statements for fiscal year 2008, and the interim periods therein and the first quarter of 2009, and that our previously filed financial statements for these periods should not be relied on. Also on August 10, 2009, we filed a Current Report on Form 8-K with the SEC disclosing the restatement and the non-reliance on our previously published financial information for fiscal year 2008 and the interim periods therein, and the first quarter of 2009.

Restatement of Stock-Based Compensation Expense

In September 2009, we upgraded to a new version of the software that automates the administration of our employee equity programs and calculates our stock-based compensation expense. Following the upgrade, we identified differences in the stock-based compensation expense of prior periods and, after reviewing such differences, identified an error in our accounting for stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The accounting error relates to the timing of the recognition of stock-based compensation, but does not change the aggregate amount of stock-based compensation expense to be recognized.

Accounting for Interest Income

In October 2009, we reviewed the accounting of the interest income recognition for a license agreement entered into in March 2007 between us and Sony Computer Entertainment as part of the conclusion of the patent infringement action that we had asserted against Sony. Under the license agreement, we granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony’s current and past PlayStation and related products in exchange for certain covenants not to sue and the payment of twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, as well as certain other fees and royalty amounts. We accounted for future payments in accordance with Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables (“APB No. 21”). Under APB No. 21, we determined the present value of the $22.5 million future payments was $20.2 million. We accounted for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment became due. Following the review, we identified an error in the way interest income was being recognized as future installments were being recorded. This accounting error relates to the timing of the recognition of interest income but does not change the overall interest income to be recognized for the Sony license.

On November 13, 2009, we concluded that as a result of the errors in accounting for stock compensation expense and the recognition of interest income, we would restate our financial statements for fiscal year 2007, and that previously filed financial statements for these periods should not be relied on. On November 17, 2009, we filed a Current Report on Form 8-K with the SEC disclosing the restatement and the non-reliance on our previously published financial information for these periods.

Other Corrections

As discussed above, we have also made other corrections that were not significant individually or in the aggregate.

On February 8, 2010, we filed this Form 10-K/A and the Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of the Audit Committee’s investigation.

Findings and Recommendations Related to Revenue Recognition in the Medical Line of Business

Side Agreement

As discussed above, the Audit Committee determined that a vice president of international sales for the Medical line of business may have made certain commitments to a customer in the form of an undisclosed apparent side agreement dated in the fourth quarter of fiscal 2008. The customer and we had previously executed a distribution agreement in May 2008, and the customer entered into various sales transactions with us, both before and after the date of the apparent side agreement, each of which was reviewed during the investigation. The Audit

Committee concluded that revenue had not appropriately been recognized on such transactions for the following reasons:

Second Quarter Fiscal Year 2008

We originally recognized $511,000 in revenue in the second quarter of fiscal 2008 on a sale of medical products to the customer. Based upon facts discovered during the investigation, we have now concluded that revenue should not have been recognized during this quarter because (i) the product remained in a third-party warehouse and was not shipped to the customer until the fourth quarter of fiscal 2008; (ii) the commitments suggested in the apparent side agreement caused the terms of earlier transactions to be deemed not final until the distribution agreement between the parties was terminated in the third quarter of fiscal 2009; and (iii) we had conflicting exclusivity arrangements in effect from the second quarter of fiscal 2008 through the fourth quarter of fiscal 2008; and (iv) concessions related to payment terms caused the amount to not be fixed and determinable. Accordingly, the revenue for this transaction was deferred until the third quarter of fiscal 2009 at which time we had received the cash payment for the transaction and during which time we terminated the distribution agreement with the customer.

Third Quarter Fiscal Year 2008

In the third quarter of fiscal 2008, we entered into two separate transactions with the same customer and recognized revenue of $42,000 and $481,000 for such transactions. We determined that the $42,000 in revenue should not have been recognized during this quarter for the reasons described in the preceding paragraph. The revenue for this transaction has now been deferred until the third quarter of fiscal 2009 at which time we received the cash payment for the transaction and we terminated the distribution agreement with the customer.

The revenue for the second of these transactions of $481,000 also should not have been recognized in the third quarter of fiscal 2008 because (i) the product remained in a third-party warehouse and was not shipped to the customer until the fourth quarter of fiscal 2008; (ii) the commitments made in the side agreement caused the terms of earlier transactions to be deemed not final until the distribution agreement between the parties was terminated in the third quarter of fiscal 2009; and (iii) concessions related to payment terms caused the amount to not be fixed and determinable. We have received payment in the amount of $438,000 for this transaction, which we have deferred until the third quarter of fiscal 2009 when the distribution agreement with the customer was terminated. We have not received payment of the remaining $43,000 which has been reversed and will be recognized when and if payment is received.

Fourth Quarter Fiscal Year 2008

We recorded revenue for two transactions in the fourth quarter of fiscal 2008 with the same customer, one for $320,000 and the other for $265,000. The product for which we recorded $320,000 in revenue was stored in a third-party warehouse until the second quarter of fiscal 2009 at which time we agreed to accept the product as a return. Accordingly, the revenue previously recognized on this transaction will be reversed and no revenue will be recognized.

The revenue for the second transaction of $265,000 should not have been recognized in the fourth quarter of fiscal 2008 because the product was stored in a third-party warehouse and shipped to the customer in the second quarter of fiscal 2009. In connection with this transaction, the same vice president of international sales for the Medical line of business may have also committed us to provide a module to this customer for a simulator without sufficient functionality to permit recognition of revenue at the time revenue was originally recognized. Revenue for this transaction has been reversed and will be recognized when and if payment is received.

Total Impact on Revenue from Side Agreement for Fiscal 2008

We determined that a total of $1.6 million of revenue recorded from the customer in fiscal 2008 had not been appropriately recognized, $995,000 of which has been deferred and $623,000 of which has been reversed and not recognized.

The Audit Committee concluded that there is no evidence that anyone at the company other than the vice president of international sales for the Medical line of business and his direct report knew of the apparent side agreement suggesting a commitment by us to provide exclusivity rights and extended payment terms until the apparent side agreement was transmitted to our chief executive officer in June 2009. In addition, the Audit Committee concluded that no corporate finance or legal personnel at our headquarters were aware that the products purchased by this customer were being stored at a third-party warehouse.

Commitment of Deliverables that are Unavailable or Lack Functionality

In reviewing the transactions where sales personnel in our Medical line of business had made commitments by us to provide products that were not available or products that included components that were not fully developed at the time of sale, we concluded that revenue was not appropriately recognized on certain transactions resulting in restatement adjustments to revenue in various reporting periods.

The following transactions occurred during the fourth quarter of 2008. Specifically, the following errors were identified:

In the fourth quarter of fiscal 2008, we recorded revenue for five transactions where the product sold lacked sufficient functionality to permit recognition of revenue. In three of these transactions totaling $468,000 in revenue, we delivered a fully functional upgrade to the product in the first quarter of fiscal 2009. In the fourth transaction for which we had recorded $130,000 in revenue, sales personnel also promised a deliverable that was not available in the fourth quarter of fiscal 2008. We have deferred this revenue until such time as the deliverable is provided, or the issue is otherwise resolved. In the fifth transaction, for which we had recorded $129,000 in revenue, the purchase order provided for certain acceptance criteria that were not met in the fourth quarter of fiscal 2008. Thus, the revenue associated with this transaction has been deferred until such time, if at all, as the acceptance criteria is met. In sum, for fiscal 2008, a total of $727,000 in revenue was deferred as a result of this issue.

Additional Transactions Analyzed

During the investigation and subsequent preparation of the Restatement, we also discovered additional transactions in our Medical line of business where revenue was not properly recognized due to one or more of the following reasons:

•	Premature recognition of revenue for products sold with FOB Destination or other similar shipping terms, or for incomplete shipment of products or storage of products following shipment;

•	Non-standard terms and conditions that prevented recognition of revenue upon shipment, including rights of return, extended payment terms, product replacement commitments, potential free upgrades and other non-standard commitments, that prevented recognition of revenue upon shipment; and

•	Lack of probable collectability at the time revenue was recognized.

As a result, the following amounts have been deferred or reversed and will be recognized in subsequent periods:

•	$125,000 of revenue improperly recognized in fiscal 2006 was recognized in fiscal 2007; and

•	$1.3 million of revenue improperly recorded in fiscal 2008 has been deferred until future periods.

Other Impact of Revenue Adjustments

As a result of the adjustments to revenue discussed above, cost of product sales decreased by $1.4 million for the year ended December 31, 2008, increased by $23,000 for the year ended December 31, 2007, decreased by $21,000 for the year ended December 31, 2006 and commission expense decreased by $114,000 for the year ended December 31, 2008. Also, as a result of the adjustment in costs of product sales, we recorded deferred cost of goods sold in the amount of $1.1 million at December 31, 2008 which is reported as prepaid expenses and other current assets on the balance sheet.

Other Errors in Consolidated Financial Statements

We also corrected the consolidated financial statements for the following items:

•	Stock-Based Compensation Expense. As described above, we identified a software-based error in our calculated stock-based compensation expense. The previous version of software used to calculate stock-based compensation expense incorrectly continued to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested. This error resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. We recorded additional stock-based compensation expense of approximately $717,000 in fiscal 2007 and $1.3 million in fiscal 2008.

•	Interest Income. As described above, we identified an error in the accounting relating to the timing of the recognition of interest income with respect to our patent license with Sony Computer Entertainment. Accordingly, we recorded additional interest income of approximately $769,000 in fiscal 2007 and $128,000 in fiscal 2008. This accounting error related to the timing of the recognition of interest income but does not change the overall interest income to be recognized.

•	Amortization and Impairment of Intangibles. We identified instances where we had not commenced amortization of patents in the periods the patents were granted. In addition, we identified certain patent applications that were abandoned but had not been previously identified as such and have corrected this error by increasing amortization and impairment of intangibles by $105,000, $58,000 and $57,000 in the years ended December 31, 2008, 2007 and 2006 respectively, and reduced the opening balance of retained earnings as of January 1, 2006 by $235,000.

Impact of Corrections on Previously Issued Consolidated Financial Statements

Our accompanying consolidated financial statements have been restated resulting from the restatement adjustments described above, as follows:

	Detailed Components of Revenue Transaction Adjustments
			($ in thousands)
					Total Impact
			Cost of	Commission	of Revenue
	Revenue		Product Sales	Expense	Adjustments

Year ended December 31, 2006
Increase (Decrease)	$(125	) (1)	$21	$—	$(104)
Year ended December 31, 2007
Increase (Decrease)	$211	(2)	$(23)	$—	$188
Year ended December 31, 2008
Increase (Decrease)	$(3,659	) (3)	$1,400	$114	$(2,145)

(1) For year ended December 31, 2006, reflects decrease of $125,000 in revenue as discussed in “Additional Transactions Analyzed”.
(2) For year ended December 31, 2007, reflects increase of $125,000 in revenue as discussed in “Additional Transactions Analyzed” and an increase of $86,000 in revenue due to warranty adjustment.
(3) For year ended December 31, 2008, reflects decrease of $1.6 million in revenue as discussed in “Side Agreement”, a decrease of $727,000 in revenue as discussed in “Commitment of Deliverables that are Unavailable or Lack Functionality”, and a decrease of $1.3 million in revenue as discussed in “Additional Transactions Analyzed”.

	Summary of Impact of Restatement Adjustments
							Loss
							from
							Continuing
	Loss from Continuing Operations Before Provision for Income Taxes						Operations
	Revenue		Amortization
	Transaction		and				Total
	Adjustments	Interest	Impairment	Stock-based		Income Tax	Adjustments
	(1)	Income	of Intangibles	Compensation	Total	Effect	Net of Tax
	($ in thousands)

Year ended December 31, 2006
Increase (Decrease)	$(104)	$—	$(57)	$—	$(161)	$3	$(158)
Year ended December 31, 2007
Increase (Decrease)	$188	$769	$(58)	$(717)	$182	$(114)	$68
Year ended December 31, 2008
Increase (Decrease)	$(2,145)	$128	$(105)	$(1,269)	$(3,391)	$86	$(3,305)

(1)   See table above

Internal Control Deficiencies

As further discussed in Part II, Item 9A of this Form 10-K/A under the caption “Controls and Procedures,” during the course of its investigation, the Audit Committee identified internal control deficiencies relating primarily to the failure to communicate complete information regarding certain sales transactions containing non-standard terms among sales, finance, accounting, legal and members of senior management.

As a result of its investigation, our Audit Committee has made recommendations to the Board of Directors and management and those recommendations have been approved. These recommendations include: (i) enhancing policies and procedures relating to revenue recognition, including updating and distributing existing revenue recognition policies, more formalized delineation of roles and responsibilities for employees involved in revenue recognition, quarterly reviews to include reviews of a larger percentage of sales transactions, more robust documentation of quarterly review findings and more formalized processes requiring sales organization to notify finance and obtain corporate approval of non-standard terms; (ii) enhanced policies and procedures relating to product development, including quarterly meetings between finance, R&D and sales to discuss product development roadmap and timing of new product releases; and (iii) enhanced training and oversight, including annual revenue recognition training for all executive, finance, sales and operational personnel, new hire and recurring training held annually, code of ethics training, review of existing commission and bonus plans to recommend changes consistent with findings of the investigation and the creation of an internal audit function. Management has provided the Audit Committee with a formal remediation plan based on the foregoing that the Audit Committee has approved and management is currently implementing. Further, management identified other material weaknesses as a result of their review of the internal controls over financial reporting which are more fully described in Item 9A.

The following items in this report have been amended as a result of the Restatement:

Part I:

Item 1: Business

Item 1A: Risk Factors

Part II:

Item 6: Selected Financial Data;

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Item 8: Financial Statements and Supplementary Data;

Item 9A: Controls and Procedures

Part IV:

Item 15: Exhibits and Financial Statement Schedules

For convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect the Restatement. We have not modified or updated disclosures presented in our original annual report on Form 10-K, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 9, 2009. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 9, 2009.

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

On November 17, 2008, we announced our intent to divest our line of 3D products, the sale of which occurred in 2009. These products include our:

•	MicroScribe® digitizers;

•	a 3D interaction product line; and

•	SoftMouse® 3D positioning device.

The previously reported results of operations for our 3D products have been retrospectively reclassified and included in “Discontinued Operations” within the Consolidated Statement of Operations for the fiscal years ended December 31, 2008, 2007, and 2006, respectively.

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

For the years ended December 31, 2008, 2007, and 2006, respectively 30%, 24%, and 21% of our total revenues were generated from PC and console gaming revenues.

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

For the years ended December 31, 2008, 2007, and 2006, respectively 17%, 8%, and 2% of our total revenues were generated from mobile communication revenues.

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

We have licensed our TouchSense rotary technology for use in vehicle controls since 2002. Siemens VDO Automotive (now Continental) has licensed our technology for use in the high-end Volkswagen Phaeton sedan and Bentley cars. ALPS Electric, also a licensee, has produced a haptic rotary control that has been included in the Mercedes-Benz S-Class sedan starting in the fall of 2005. ALPS also produced a two-dimensional haptic control module called the Remote Touch controller in the Lexus RX 350 and 450h. These 2010 Lexus models were announced in November 2008 and launched in the U.S. in February 2009. Other licensees of TouchSense technology in the automotive industry include: Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices; Visteon Corporation, a leading global automotive supplier that designs, engineers, and manufactures innovative climate, interior, electronic and lighting products for vehicle manufacturers; Volkswagen, Europe’s largest automaker; and SMK Corporation of Tokyo, a global manufacturer of electromechanical components. Since its launch in the first vehicle in 2001 our TouchSense technology has shipped in over 2.4 million vehicles.

For the years ended December 31, 2008, 2007, and 2006, respectively 9%, 12%, and 11% of our total revenues were automotive revenues.

3D and Mechanical CAD Design — During 2008 we sold three-dimensional and mechanical computer-aided design products that allow users to create three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. We also manufactured and sold the CyberGlove system, a fully instrumented glove that measures the movement of a user’s hand and, used in conjunction with our software, maps the movement to a graphical hand on the computer screen. In addition, we manufactured and sold specialized products such as computer peripherals that incorporate advanced computer peripheral technologies. On November 17, 2008, we announced our intent to divest these lines of 3D digitizing products in 2009. On February 24, 2009, we sold the line of peripheral products for an immaterial amount. The previously reported results of operations for our 3D products have been retrospectively reclassified and included in “Discontinued Operations” within the Consolidated Statement of Operations for the fiscal years ended December 31, 2008, 2007, and 2006, respectively.

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

For the years ended December 31, 2008, 2007, and 2006, respectively 40%, 52%, and 61%, of our total revenues were generated from medical revenues. For the years ended December 31, 2007 and 2006, respectively 12% and 22% of our total revenues consisted of licensing, product revenue, or development revenues from Medtronic.

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

For the years ended December 31, 2008, 2007, and 2006, research and development expenses were $13.1 million, $10.4 million, and $7.6 million respectively.

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

We had an accumulated deficit of $72 million as of December 31, 2008, have a history of losses, expect to experience losses in the future, and may not achieve or maintain profitability in the future.

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2008, 2007 and 2006, 51%, 39% and 32%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

Our recently-announced consolidation of our Medical operations may not be successful, and may negatively impact our business

In March 2009, we announced that we are consolidating the operations of our Medical line of business with the rest of our business. As a result of this consolidation, we will be moving the operations of our Medical line of business from Maryland to our headquarters in San Jose, California. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. For 2008, our Medical line of business represented 40% of our total revenues. Accordingly, if we are unable to manage this consolidation effectively, our overall business and operating results could be materially and adversely affected.

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 17 to the consolidated financial statements in Part I and Item 1. “Legal Proceedings” of this Part II.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred, and we expect to continue to incur, substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, The NASDAQ Stock Market, or NASDAQ, or other regulatory authorities, or become subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.

If we fail to address material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or timely or prevent fraud, any of which could harm our business or reputation and cause the price of our common stock to decline.

As discussed in Part II, Item 9A, Controls and Procedures, our management team, under the supervision and with the participation of our Interim Chief Financial Officer and our Interim Chief Executive Officer, conducted a re-evaluation of our internal controls as of December 31, 2008. Management concluded that we had a continuing material weakness in internal controls over financial reporting related to income taxes and a material weakness in internal controls over (1) revenue recognition — modification to our policies and procedures to ensure that modifications to, or side agreements associated with, our standard terms of contract are properly approved, documented, tracked and recorded, (2) revenue recognition — compliance with specified shipping terms to ensure these controls to determine the point at which title and risk of loss passes to the customer are appropriate, (3) revenue recognition — release of new products to ensure that new product releases are properly approved and documented, and (4) the calculation of stock-based compensation expense related to the application of the forfeiture rate. We have subsequently initiated actions that are intended to improve our accounting for income taxes, revenue recognition, accounting for stock-based compensation, and the related internal controls. Due to the continuing presence of these material weaknesses and the ongoing implementation of remedial actions for these material weaknesses as of December 31, 2008, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 and it is likely that these material weaknesses will not be fully remediated as of December 31, 2009. Any continuation of these material weaknesses in our internal controls over the accounting for income taxes, revenue recognition and accounting for stock-based compensation could impair our ability to report our financial position and results of operations accurately and in a timely manner or prevent fraud, the occurrence of any of which could harm our business or reputation and cause the price of our common stock to decline.

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

We lease office space in Espoo, Finland for use by our sales and technical support function. The lease agreement is cancelable upon a three month notice.

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

Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ending December 31, 2008. See Note 11 of our consolidated financial statements for information regarding our stock repurchase program.

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

The statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006 have been restated as set forth in this Form 10-K/A. The information set forth below is qualified in its entirety by, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K/A. The information presented in the following tables reflects our restatement of the consolidated financial statements, as is more fully described in the “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Item 8. We have not amended our previously-filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. In addition, we intend to file restated condensed consolidated quarterly financial statements for each of the periods ended March 31, 2008, June 30, 2008 and September 30, 2008 in connection with the filing of our Form 10-Q/A for the period ended March 31, 2009 and with the filing of our Forms 10-Q for each of the periods ended June 30, 2009 and September 30, 2009. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	Years Ended December 31,
	2008(1)(3)	2007(1)(2)(3)	2006(1)(3)	2005(3)	2004(3)
	As	As	As
	Restated	Restated	Restated
	(In thousands, except per share data)

STATEMENTS OF OPERATIONS DATA:
Revenues	$27,981	$30,140	$22,959	$19,683	$18,810
Cost and expenses(2)	77,075	(93,138)	32,937	32,686	41,306
Operating income (loss)	(49,094)	123,278	(9,978)	(13,003)	(22,496)
Income tax benefit (provision) from continuing operations	(5,088)	(12,850)	218	298	950
Income (loss) from continuing operations	(50,258)	116,027	(11,087)	(13,732)	(22,043)
Gain (loss) from discontinued operations (net of tax)	(732)	1,059	505	647	1,305
Net income (loss)	(50,990)	117,086	(10,582)	(13,085)	(20,738)
Basic net income (loss) per share
Continuing operations	$(1.70)	$4.19	$(0.45)	$(0.57)	$(0.97)
Discontinued operations	$(0.02)	$0.04	$0.02	$0.03	$0.06
Total	$(1.72)	$4.23	$(0.43)	$(0.54)	$(0.91)
Diluted net income (loss) per share
Continuing operations	$(1.70)	$3.68	$(0.45)	$(0.57)	$(0.97)
Discontinued operations	$(0.02)	$0.03	$0.02	$0.03	$0.06
Total	$(1.72)	$3.71	$(0.43)	$(0.54)	$(0.91)
Shares used in calculating net loss per share
Basic	29,575	27,662	24,556	24,027	22,698
Diluted	29,575	31,667	24,556	24,027	22,698

	December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	As	As	As
	Restated	Restated	Restated
	(In thousands)

BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$85,743	$138,112	$32,012	$28,171	$25,538
Working capital	82,972	143,160	33,557	28,885	23,088
Total assets	113,587	167,931	49,623	44,760	42,250
Long-term debt, less current portion	—	—	18,122	17,490	16,917
Long-term customer advance from Microsoft	—	—	15,000	15,000	15,000
Total stockholders’ equity (deficit)	79,778	142,177	(23,385)	(16,795)	(5,967)

(1)	Amounts have been updated to reflect the effects of the restatement disclosed in Note 2 “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10K/A.

(2)	Results include litigation settlements, conclusions,and patent license income (expense) of $(20.8) million, $134.9 million, and $1.7 million for 2008, 2007, and 2006, respectively.

(3)	Information has been retrospectively restated to present the results of our 3D product line as a discontinued operation. See Note 13 “Restructuring and Discontinued Operations” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10K/A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

With this amendment to our annual report on Form 10-K, we have restated the following previously filed consolidated financial statements, data and related disclosures:

(1) Our consolidated balance sheets as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 2008, 2007 and 2006 in Part II, Item 8;

(2) Our selected financial data as of and for our fiscal years ended December 31, 2008, 2007 and 2006 in Part II, Item 6;

(3) Our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal years ended December 31, 2008, 2007 and 2006 contained herein; and

(4) Our unaudited quarterly financial information for each quarter in our fiscal years ended December 31, 2008 and 2007 in Note 19, “Quarterly Results of Operations (Unaudited) (Restated)” of the Notes to Consolidated Financial Statements in Part II, Item 8.

The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the year ended December 31, 2008 that there were errors in 1) the recording of revenue transactions from our Medical line of business in the years ended December 31, 2008, 2007, and 2006; 2) the recording of stock-based compensation expense for the years ended December 31, 2008 and 2007; 3) the recording of interest income arising from future installments due from Sony Computer Entertainment determined under the interest method for the years ended December 31, 2008 and 2007; and (4) the recording of amortization and impairment of patents in the years ended December 31, 2008, 2007, and 2006, and therefore our consolidated financial statements required restatement. We have also corrected other errors that were not significant individually or in the aggregate. See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part II, Item 8 for a detailed discussion of the review and effect of the restatement.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports.

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

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), Emerging Issues Task Force (“EITF”) No. 00- 21 (“EITF No. 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables,” American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.

Royalty and license revenue — We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are deferred and recognized over the service period once services commence when vendor-specific objective evidence (“VSOE”) related to the value of the services does not exist.

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

Product sales — We generally recognize revenues from product sales when the product is shipped, provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to sixty months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe digitizer and provide an accrual for potential returns based on historical experience. We offer no other general right of return on our products.

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

Multiple element arrangements — We enter into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). We allocate revenue to each element based on the relative fair value of each of the elements. If vendor specific objective evidence of fair value does not exist, the revenue is generally recorded over the term of the contract or upon delivery of all elements for which vendor specific evidence of fair value does not exist.

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

Further information about the application of SFAS No. 157 may be found in Note 3 to the consolidated financial statements.

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

Product Return and Warranty Reserves

We provide for estimated costs of future anticipated product returns and warranty obligations based on historical experience when related revenues are recognized, and we defer extended warranty-related revenue over the related warranty term.

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During 2008, we capitalized costs associated with patents and trademarks of $2.4 million. Our total amortization expense for the same period for all intangible assets was $842,000.

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

Results of Operations

Overview of 2008

During 2008, we achieved several milestones. We continued to invest in research, development, sales, and marketing across all our key business segments. Key events in the year were as follows:

•	Royalty and license revenue growth of 20% in 2008 over 2007.

•	We continued to have strong growth of Mobility revenues as shown by the 106% increase in 2008 over 2007.

•	We announced the divestiture of our 3D product line, which was completed in 2009. Operations of our 3D product line have been retrospectively classified as discontinued operations in our consolidated statement of operations.

•	In August 2008, we settled our litigation with Microsoft and we agreed to make a one-time payment to Microsoft in the amount of $20.8 million, which was recorded in the third quarter of 2008 and paid in October 2008.

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

The following table sets forth our statement of operations data as a percentage of total revenues:

	Years Ended December 31,
	2008	2007	2006

Revenues:
Royalty and license	50.9%	39.4%	31.8%
Product sales	39.7	46.9	53.8
Development contracts and other	9.4	13.7	14.4

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	26.9	24.1	24.8
Sales and marketing	55.3	34.1	44.4
Research and development	46.7	34.5	33.1
General and administrative	68.8	42.1	43.5
Amortization and impairment of intangibles	3.2	3.8	4.9
Litigation settlements, conclusions, and patent license	74.1	(447.6)	(7.2)
Restructuring costs	0.5	—	—

Total costs and expenses	275.5	(309.0)	143.5

Operating income (loss)	(175.5)	409.0	(43.5)
Interest and other income	15.0	22.0	1.2
Interest and other expense	(0.9)	(3.4)	(6.9)

Income (loss) from continuing operations before provision for income taxes	(161.4)	427.6	(49.2)
Provision for income taxes	(18.2)	(42.6)	0.9

Income (loss) from continuing operations	(179.6)	385.0	(48.3)
Discontinued operations, net of provision for income taxes	(2.6)	3.5	2.2

Net income (loss)	(182.2)%	388.5%	(46.1)%

Comparison of Years Ended December 31, 2008, 2007, and 2006

Revenues

	2008	% Change	2007	% Change	2006
	($ in thousands)

Royalty and license	$14,254	20%	$11,881	63%	$7,304
Product sales	11,110	(21)%	14,138	15%	12,342
Development contracts and other	2,617	(36)%	4,121	24%	3,313

Total revenue	$27,981	(7)%	$30,140	31%	$22,959

Fiscal 2008 Compared to Fiscal 2007

Total Revenue — Our total revenue for the year ended December 31, 2008 decreased by $2.1 million, or 7%, to $28.0 million, from $30.1 million in 2007.

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

Product sales — Product sales decreased by $3.0 million or 21% from 2007 to 2008. The decrease in product sales was primarily due to decreased medical product sales of $3.1 million, mainly due to decreased sales of our endoscopy, endovascular, laparoscopy, and Virtual IV simulator platforms partially offset by increases in our arthroscopy simulators. These decreases were primarily due to decreased international sales and delays in new product introductions. Touch interface products increased by $96,000 due to additional sales of touchscreen and touch panel components, rotary modules, and arcade entertainment products.

Development contracts and other revenue — Development contracts and other revenue decreased by $1.5 million or 36% from 2007 to 2008. Development contracts and other revenue is comprised of revenue on commercial and government contracts. The decrease was mainly attributable to a decrease in medical contract revenue of $1.3 million due to the completion of work performed under medical contracts that occurred in 2007 through the first six months of 2008, and decreased touch interface product contract revenue of $564,000 primarily due to contracts being completed during the year. Partially offsetting this, there was increased revenue recognized on mobile device development contracts and support of $370,000. We do not currently have any government projects in development. We continue to transition our engineering resources from certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.

Fiscal 2007 Compared to Fiscal 2006

Total Revenue — Our total revenue for the year ended December 31, 2007 increased by $7.1 million or 31% to $30.1 million, from $23.0 million in 2006.

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

Product sales — Product sales increased by $1.8 million or 15% from 2006 to 2007. The increase in product sales was primarily due to increased medical product sales of $1.4 million, mainly due to increased sales of our endoscopy and Virtual IV simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV platform and expanding international sales, resulting in additional increases in revenue from our endoscopy platform. Sales of our touch interface products increased by $390,000 including increased sales of touchscreen and touch panel components, force feedback electronics for arcade gaming, and rotary modules. The increase in touch interface products is attributable to the successful introduction of a customers’ product in which our arcade gaming boards are used as well as increased shipments of our rotary modules as a result of design wins.

Development contracts and other revenue — Development contracts and other revenue increased by $808,000 or 24% from 2006 to 2007. Commercial contract revenue increased by $1.8 million due to increased medical contract revenue primarily from Medtronic for four new development contracts completed in 2007, increased contract revenue from the completion of one mobile device development contract, and increased revenue from new and continuing mobile device development contracts, partially offset by a decrease in touch interface product contract revenue. Partially offsetting the increase in commercial contract revenue was a decrease in government contract work of $1.1 million primarily due to the completion of work performed under a medical government contract in 2006.

Cost of Product Sales

	2008	% Change	2007	% Change	2006
	($ in thousands)

Cost of product sales	$7,516	3%	$7,272	28%	$5,690
% of product sales	68%		51%		46%

Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales increased by $244,000 or 3% from 2007 to 2008. The increase in cost of product sales was primarily due to an increase of overhead costs of $383,000, an increase in excess and obsolete inventory provisions of $235,000, increased provision for warranty and repair costs of $177,000, and increased royalties of $137,000 partially offset by decreased material and production costs of $666,000. Overhead costs increased, in part, as a result of increased salary expense from additional headcount and other costs of programs to improve quality processes within our manufacturing operations. The decrease in direct material costs was mainly a result of decreased product sales. Royalty costs increased due to increased sales of certain medical products with associated royalty costs. Cost of product sales increased as a percentage of product revenue to 68% in 2008 from 51% in 2007. This increase is mainly due to reduced sales and the increased overhead and other costs mentioned above.

Cost of product sales increased by $1.6 million or 28% from 2006 to 2007. The increase in cost of product sales was primarily due to an increase of overhead costs of $934,000, increased material and production costs of $479,000, and increased freight of $158,000. The increase in material and production costs was primarily a result of increased product sales. Overhead costs increased, in part, as a result of increased salary expense primarily due to increased headcount to support programs to improve quality processes as well as other improvements within our manufacturing operations that we anticipate will continue in 2008. Cost of product sales increased as a percentage of product revenue to 51% in 2007 from 46% in 2006. This increase is mainly due to the increased overhead costs mentioned above as well as increased sales of our lower margin Virtual IV medical simulator changing the sales mix.

Expenses

	2008	% Change	2007	% Change	2006
	($ in thousands)

Sales and marketing	$15,472	51%	$10,272	1%	$10,186
Research and development	13,058	26%	10,389	37%	7,609
General and administrative	19,249	52%	12,683	27%	9,981
Amortization and impairment of intangibles	888	(23)%	1,146	2%	1,121
Litigation conclusions and patent license	20,750	* %	(134,900)	* %	(1,650)
Restructuring costs	142	* %	—	* %	—

*	Percentage not meaningful.

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased by $5.2 million or 51% in 2008 compared to 2007. The increase was primarily due to increased compensation, benefits, and overhead of $2.2 million, increased marketing, advertising, and public relations costs of $1.1 million, increased sales and marketing travel expense of $622,000, increased consulting costs of $551,000 to supplement our sales and marketing staff, increased office and facilities expenses of $307,000, an increase in bad debt expense of $236,000, and increased employee recruiting costs of $163,000. The increased sales and marketing expenses were primarily due to an increase in sales and marketing headcount and the expanding of our sales and marketing efforts internationally. In addition, the increased compensation, benefits, and overhead expense was mainly due to an increase in sales and marketing headcount, increased compensation for sales and marketing personnel, and increased non-cash stock based compensation charges. We expect to continue to focus our sales and marketing efforts on medical and touch market opportunities to build greater market acceptance for our technologies as well as continue to expand our sales and marketing presence internationally. We will continue to invest in sales and marketing in future periods to exploit market opportunities for our technology.

Sales and marketing expenses increased by $86,000 or 1% in 2007 compared to 2006. The increase was mainly the result of an increase in bad debt expense of $142,000 and an increase in professional and consulting expenses of $117,000 primarily due to increased employee recruitment fees offset in part by decreased advertising and marketing expenses including, collateral, product marketing, and public relations costs of $84,000 and decreased sales and marketing travel expense of $53,000.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased by $2.7 million or 26% in 2008 compared to 2007. The increase was primarily due to increased compensation, benefits, and overhead expense of $1.7 million, increased professional and consulting expense of $585,000 to supplement our engineering staff, and an increase in lab and prototyping expenses of $277,000 in support of sales efforts. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount and increased non-cash stock-based compensation charges. We expect to move away from custom-engineering projects and move to product-based solutions and believe that continued significant investment in research and development is critical to our future success, and we expect to make significant investments in areas of research and technology development to support future growth.

Research and development expenses increased by $2.8 million or 37% in 2007 compared to 2006. The increase was primarily due to increased compensation, benefits, and overhead expense of $2.5 million, increased professional and consulting expense of $214,000 to supplement our engineering staff, and an increase in travel of $143,000 in support of sales efforts, offset in part by a decrease in prototyping expenses of $114,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount and increased non-cash stock-based compensation charges. Additionally, environmental regulation compliance caused overall research and development expenses to increase for the period.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $6.6 million or 52% in 2008 compared to 2007. The increase was primarily due to increased legal, professional, and license fee expense of $3.4 million, increased compensation, benefits, and overhead of $2.5 million, increased travel costs of $274,000, and increased supplies and office and facilities expense of $183,000. The increased legal, professional, and license fee expenses were primarily due to increased litigation and other activities that we were engaged in, mainly the litigation with Microsoft; increased consulting costs; and increased recruiting costs due to management changes. The increased compensation, benefits, and overhead expense was primarily due to changes in executive personnel that resulted in additional costs, increased general and administrative headcount, increased compensation for general and administrative personnel, and increased non-cash stock-based compensation charges. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property rights and defend lawsuits brought against us.

General and administrative expenses increased by $2.7 million or 27% in 2007 compared to 2006. The increase was mainly due to increased legal and professional fee expenses of $2.0 million, increased compensation, benefits, and overhead expense of $464,000, increased public company expense of $70,000, and increased bank and investment fees of $56,000. The increased legal and professional fee expenses were primarily due to increased audit, tax, and accounting fees due to the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license, resolution of a routine SEC review of our prior periodic filings, and income tax related issues; increased general legal and patent costs; and increased consulting costs related to long term strategic planning. The increased compensation, benefits, and overhead expense was primarily due to increased headcount and increased bonus and incentive compensation.

Amortization and impairment of Intangibles — Our amortization impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment or write off of abandoned and expired patents. Amortization and impair of intangibles decreased by $258,000 or 23% from 2007 to 2008. The decrease was primarily attributable to some intangible assets reaching full amortization partially offset by an increase from the cost and number of new patents being amortized. Amortization of intangibles increased by $25,000 or 2% from 2006 to 2007. The increase was primarily attributable to an increase from the cost and number of new patents being amortized.

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

In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment at the U.S. Court of Appeals for the Federal Circuit. In satisfaction of the Amended Judgment, we received funds totaling $97.3 million, inclusive of the award for past damages, pre-judgment interest and costs, and post-judgment interest. Additionally, we retained $32.4 million of compulsory license fees and interest thereon previously paid to us by Sony Computer Entertainment pursuant to court orders. As of March 19, 2007, both parties entered into an agreement whereby we granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under our patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of its current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, we also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted us certain covenants not to sue and agreed to pay us twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay us certain other fees and royalty amounts. In total, we will receive a minimum of $152.2 million through the conclusion of the litigation and the separate patent license. In accordance with the guidance from EITF No. 00-21, we allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, we recorded $119.9 million as litigation conclusions and patent license income and the remaining $30.0 million was allocated to deferred license revenue. Such deferred revenue was $18.4 million as of December 31, 2008. We recorded $2.4 million and $3.0 million as revenue for the years ended December 31, 2007, and 2008, respectively. On December 31, 2008, we had recorded $5.4 million of the $30.0 million as revenue and will record the remaining $24.6 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. We accounted for future payments in accordance with Accounting Principles Board Opinion No. 21 (“ABP No. 21”). Under APB No. 21, we determined the present value of the $22.5 million future payments to equal $20.2 million. This amount is accounted for at December 31, 2008 in deferred revenue.

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

Restructuring — Restructuring costs consist primarily of severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $142,000. There were no restructuring charges incurred in the years ended 2006 or 2007.

Interest and Other Income/Expense

	2008	% Change	2007	% Change	2006
	($ in thousands)

Interest and other income	$4,174	(37)%	$6,623	2308%	$275
Interest and other expense	(250)	(76)%	(1,024)	(36)%	(1,602)

Interest and Other Income — Interest and other income consists primarily of interest income and dividend income from cash, cash equivalents, and short-term investments.  Interest and other income decreased by $2.4 million from 2007 to 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.

Interest and other income increased by $6.3 million from 2006 to 2007 as a result of increased interest income earned on increased cash, cash equivalents, and short-term investments invested after the receipt of the judgment from Sony Computer Entertainment in March 2007. Interest income earned on the payments from Sony Computer Entertainment up until the judgment became final had been included in deferred revenue. Accreted interest income on payments received from Sony Computer Entertainment was $1.0 million and $904,000 in 2007 and 2008, respectively, and accreted interest income on payments to be received is expected to be $377,000 in 2009.

Interest and Other Expense — Interest and other expense consists primarily of interest and accretion expense on our 5% Senior Subordinated Convertible Debentures (“5% Convertible Debentures”) and accretion and dividend expense on our long-term customer advance from Microsoft along with impairment losses on long term notes receivable. Interest and other expense decreased by $774,000 from 2007 to 2008 due to the elimination of interest expense from the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007 partially offset by impairment losses on long term notes receivable. Interest and other expense decreased by $578,000 from 2006 to 2007 due to the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007. See Note 8 to the consolidated financial statements.

Provision for Taxes

	2008	% Change	2007	% Change	2006
	($ in thousands)

Provision for income taxes	$5,088	(60)%	$12,850	(5994)%	$(218)

Provision for Income Taxes — For the year ended 2008, we recorded a provision for income taxes of $5.1 million yielding an effective tax rate of 11.3%. The current year tax provision is reflective of the recording of a full valuation allowance against our entire deferred tax asset balance in the period due to losses in fiscal 2008, the variability of operating results, and near term projected losses. Accordingly, the effective tax rate differs from the statutory rate. For the year ended 2007, we recorded a provision for income taxes of $12.9 million yielding an effective tax rate of 10.0%. The 2007 tax provision is primarily reflective of federal and state tax expense as a result of our pre-tax income of $128.9 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 12 to the consolidated financial statements. The effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets as we used the majority of our net operating loss carryforwards against current year taxable income. For the year ended 2006, we recorded a benefit for income taxes of $218,000, yielding an effective tax rate of (1.9%). The provision for income tax was based on federal and state alternative minimum income tax payable on taxable income and foreign withholding tax expense. Although we incurred a pre-tax loss of $11.3 million, sums received from Sony Computer Entertainment and interest thereon included in long-term deferred revenue, approximating $11.1 million in 2006, are taxable, thus giving rise to an overall taxable profit. The effective tax rate differs from the statutory rate primarily due to the recording of a full valuation allowance against deferred tax assets.

Discontinued Operations

	2008	% Change	2007	% Change	2006
	($ in thousands)

Discontinued Operations	$(732)	(169)%	$1,059	110%	$505

Discontinued Operations — Discontinued operations consists of operations of our 3D product line, the divesture of which was announced in November 2008 and sold in the first quarter and second quarter of 2009 that have been classified as discontinued operations in the consolidated statement of operations (see Note 13 to the consolidated financial statements for more discussion). Loss from discontinued operations, net of tax, increased by $1.8 million primarily due to inventory impairment charges and charges resulting from non-cancellable purchase orders of $2.1 million, severance costs of $105,000 and asset impairment charges of $275,000 partially offset by reduced income taxes of $752,000.

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

	2008	% Change	2007	% Change	2006
	($ in thousands)

Revenues:
Touch	$16,912	16%	$14,590	61%	$9,040
Medical	11,180	(29)%	15,639	12%	14,009
Intersegment eliminations	(111)		(89)		(90)

Total	$27,981	(7)%	$30,140	31%	$22,959

Operating Income (Loss)*:
Touch	$(40,289)	(133)%	$122,771	1244%	$(10,733)
Medical	(8,808)	(1765)%	529	(29)%	746
Intersegment eliminations	3		(22)		9

Total	$(49,094)	(140)%	$123,278	1335%	$(9,978)

*	Segment assets and expenses relating to our corporate operations are not allocated but are included in the Touch segment as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.

Fiscal 2008 Compared to Fiscal 2007

Touch segment — Revenues from the Touch segment increased by $2.3 million, or 16% in 2008 compared to 2007. Royalty and license revenues increased by $2.4 million, mainly due to an increase in mobile device license and royalty revenue primarily due to the shipment of additional TouchSense enabled phones, and an increase in gaming royalties mainly due to the recognition of previously deferred revenues from ISLLC and the increase in sales of new steering wheel products from Logitech offset by a decrease in touch interface product royalties mainly due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. Product sales increased by $134,000 primarily due to an increase in product sales from touch interface products, mainly due to increased sales of touchscreen and touch panel components and increased sales of commercial gaming products. Development contract revenue decreased by $180,000 primarily due to reduced touch interface product contract revenue partially offset by increased revenue on mobile device development contracts and support. The segment’s operating income changed by $163.1 million to an operating loss in 2008 as compared to an operating profit in 2007. The change was primarily due to increased litigation settlements, conclusions, and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance) occurring in 2007 and the Microsoft settlement expense in 2008 of $20.8 million; an increase in general and administrative expenses of $4.5 million; an increase in sales and marketing expenses of $2.9 million; an increase of research and development expenses of $1.9 million, and increased restructuring charges of $142,000. The change from income in 2007 to a loss in 2008 was partially offset by increased gross margin of $1.8 million mainly from increased royalty and license revenue and decreased amortization and impairment of intangibles of $255,000.

Medical segment — Revenues from Medical decreased by $4.5 million or 29%, from 2007 to 2008. The decrease was primarily due to a decrease in medical product sales of $3.1 million mainly due to decreased sales of our endoscopy, endovascular, laparoscopy, and Virtual IV simulator platforms partially offset by increases in our arthroscopy simulators; and a decrease of $1.3 million in medical development contract revenue due to work completed under medical contracts in 2007. The decrease in medical contracts also represents continued efforts to move away from development work and concentrate on product sales and licensing. The decrease in product sales was primarily due to decreased international sales and delays in new product introductions. The segment’s operating income changed by $9.3 million to a loss in 2008 as compared to a profit in 2007. The loss was mainly due to a decrease in gross margin of $4.2 million primarily due to decreased sales and a change in product sales mix, increased sales and marketing expenses of $2.3 million primarily due to international sales and marketing efforts, increased general and administrative expenses of $2.1 million, mainly litigation and legal costs, and increased research and development expenses of $756,000. With our plan to move the medical operating segment to San Jose, we hope to achieve certain cost reductions in 2009.

Fiscal 2007 Compared to Fiscal 2006

Touch segment — Revenues from the Touch segment increased by $5.6 million, or 61% in 2007 compared to 2006. Royalty and license revenue increased by $4.7 million, mainly due to increased gaming royalties primarily from Sony Computer Entertainment, increased mobile device license and royalty revenue, and increased royalties and license fees from our touch interface product licensees. Product sales increased by $371,000, mainly due to increased sales of our touch interface products including touchscreen and touch panel components, force feedback electronics for arcade gaming, and rotary modules. Development contract revenue increased by $455,000, primarily due to continued revenue from mobile device development contracts, partially offset by a decrease in touch interface product contract revenue. The segment’s operating income for 2007 increased by $133.5 million as compared to 2006. The increase was primarily due to the litigation conclusions and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million from Microsoft) and increased gross margin of $4.4 million primarily due to increased sales. The increases were partially offset by an increase in general and administrative expenses of $3.1 million primarily due to increased legal and professional fees; the reduction of litigation settlements of $1.7 million from PDP in 2006; an increase of research and development expenses of $675,000 and an increase in sales and marketing expenses of $312,000.

Immersion Medical segment — Revenues from Medical increased by $1.6 million, or 12% from 2006 to 2007. The increase was primarily due to an increase of $1.4 million in product sales and an increase of $370,000 in development contract revenue, partially offset by a decrease of $147,000 in royalty and license revenue. Product sales increased primarily due to increased sales of our endoscopy and our Virtual IV simulator platforms. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our industry alliances, resulting in significant increases in the sales of our Virtual IV platform; and expanding international sales, resulting in additional increases in the sales of our endoscopy platform. Increased contract revenue recognized from our contracts with Medtronic contributed to the increase in development contract revenue. Segment operating income for 2007 was $529,000, a decrease of $217,000 from the operating income of $746,000 for 2006. The reduction in net income was mainly due to increased operating expenses of $1.5 million offset by increased gross margin of $1.3 million. The increased operating expenses included increased research and development expenses of $2.1 million primarily due to increased headcount, offset in part by decreased general and administrative expenses of $398,000 and reduced sales and marketing expenses of $227,000. The increased gross margin was primarily due to increased product sales and increased development contracts primarily from Medtronic.

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

Net cash used in operating activities during 2008 was $30.4 million, a change of $115.0 million from the $84.6 million provided by operating activities during 2007. Cash used in operations during 2008 was primarily the result of a net loss of $51.0 million, a decrease of $1.5 million due to a change in other long-term liabilities, a decrease of $1.3 million due to a change in prepaid expenses and other current assets, a decrease of $1.0 million due to a change in accounts receivables, and a decrease of $415,000 due to a change in income taxes payable. These decreases were offset by an increase of $7.3 million due to a change in deferred income taxes, a $6.1 million increase due to a change in deferred revenue and customer advances and long-term customer advance from Microsoft, an increase of $2.4 million due to a change in accrued compensation and other current liabilities, and an increase of $1.5 million due to a change in accounts payable. Cash provided by operations during 2008 was also impacted by noncash charges and credits of $7.6 million, including $5.3 million of noncash stock-based compensation, $1.2 million in depreciation and amortization, $888,000 in amortization and impairment of intangibles, an increase to allowance for doubtful accounts of $351,000, partially offset by a credit of $220,000 from excess tax benefits from stock-based compensation. Net cash provided by operating activities during 2007 was $84.6 million, a change of $79.2 million from the $5.4 million provided by operating activities during 2006. Cash provided by operations during 2007 was primarily the result of our net income of $117.1 million, an increase of $15.2 million due to a change in income taxes payable, an increase of $960,000 due to a change in other long-term liabilities, and an increase of $620,000 due to a change in accrued compensation and other current liabilities. These increases were offset by a $30.6 million decrease due to a change in deferred revenue and customer advances mainly related to the conclusion of our patent litigation with Sony Computer Entertainment and the extinguishment of the customer advance from Microsoft, a decrease of $7.3 million due to a change in deferred income taxes, a decrease of $1.8 million due to a change in prepaid expenses and other current assets, a decrease of $943,000 due to a change in inventories, a decrease of $618,000 due to a change in accounts payable due to the timing of payments to vendors, and a decrease of $388,000 due to a change in accounts receivable. Cash provided by operations during 2007 was also impacted by noncash charges and credits resulting in a net credit of $7.6 million including a credit of $13.6 million from excess tax benefits from stock-based compensation, partially offset by $3.4 million of noncash stock-based compensation, $1.1 million in amortization and write off of intangibles, $911,000 in depreciation and amortization, and $535,000 in accretion expenses on our 5% Convertible Debentures.

Net cash provided by investing activities during 2008 was $25.3 million, compared to the $55.2 million used in investing activities during 2007, an increase of $80.5 million. Net cash provided by investing activities during the period consisted of an increase in maturities or sales of short-term investments of $90.0 million, partially offset by purchases of short-term investments of $59.2 million; $3.1 million used to purchase property and equipment, and a $2.4 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs. Net cash used in investing activities during 2007 was $55.2 million, compared to the $2.8 million used in investing activities during 2006, an increase of $52.4 million. Net cash used in investing activities during 2007 consisted of an increase in purchases of short-term investments of $96.7 million, a $2.2 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs, and $1.4 million used to purchase property and equipment, offset in part by $45.1 million of maturities or sales of short-term investments.

Net cash used in financing activities during 2008 was $16.6 million compared to $25.2 million provided during 2007, or a $41.8 million increase from the prior year. Net cash used in financing activities for the period consisted primarily of purchases of treasury stock of $18.4 million, partially offset by issuances of common stock and exercises of stock options and warrants in the amount of $1.6 million, and an increase of $220,000 from excess tax benefits from tax deductible stock-based compensation. Net cash provided by financing activities during 2007 was

$25.2 million compared to $1.3 million provided during 2006, or a $23.9 million increase from the prior year. Net cash provided by financing activities during 2007 consisted primarily of an increase of $13.6 million from excess tax benefits from tax deductible stock-based compensation, and issuances of common stock and exercises of stock options and warrants in the amount of $13.1 million, offset in part by the partial redemption of our 5% Convertible Debentures of $1.4 million with the remainder converted to common stock.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2009 will total approximately $3.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. Although we expect to be able to raise additional capital if necessary, there is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008 (in thousands):

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109, effective January 1, 2007.

As described in Note 2, the accompanying consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 (February 8, 2010 as to the effects of the additional material weaknesses related to stock-based compensation expense and revenue recognition described in Management’s Report on Internal Controls Over Financial Reporting (as revised)) expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2009 (February 8, 2010 as to the effects of the Restatement discussed in Note 2 and of discontinued operations discussed in Note 13)

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	As Restated(1)	As Restated(1)
	(In thousands, except
	share and per share
	amounts)

ASSETS
Current assets:
Cash and cash equivalents	$64,769	$86,493
Short-term investments	20,974	51,619
Accounts receivable (net of allowances for doubtful accounts of:
2008 — $436; 2007 — $85)	6,114	5,494
Inventories, net	3,757	3,674
Deferred income taxes	311	3,378
Prepaid expenses and other current assets	4,344	3,036

Total current assets	100,269	153,694
Property and equipment, net	3,827	2,112
Deferred income tax assets, net	—	3,917
Intangibles and other assets, net	9,491	8,208

Total assets	$113,587	$167,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$1,657
Accrued compensation	2,920	1,828
Other current liabilities	3,493	2,656
Deferred revenue and customer advances (Note 7)	8,042	4,393

Total current liabilities	17,297	10,534
Long-term deferred revenue	15,989	13,500
Deferred income tax liabilities	311	—
Other long-term liabilities	212	1,720

Total liabilities	33,809	25,754

Commitments and contingencies (Notes 10 and 17)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: December 31, 2008 — 30,674,045 and December 31, 2007 — 30,389,850; shares outstanding: December 31, 2008 — 27,887,482 and December 31, 2007 — 30,389,850	167,870	160,862
Warrants	1,731	1,731
Accumulated other comprehensive income	109	137
Accumulated deficit	(71,543)	(20,553)
Treasury stock at cost: December 31, 2008 — 2,786,563 shares and December 31, 2007 — 0 shares	(18,389)	—

Total stockholders’ equity	79,778	142,177

Total liabilities and stockholders’ equity	$113,587	$167,931

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands, except per share amounts)

Revenues:
Royalty and license	$14,254	$11,881	$7,304
Product sales	11,110	14,138	12,342
Development contracts and other	2,617	4,121	3,313

Total revenues	27,981	30,140	22,959
Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	7,516	7,272	5,690
Sales and marketing	15,472	10,272	10,186
Research and development	13,058	10,389	7,609
General and administrative	19,249	12,683	9,981
Amortization and impairment of intangibles	888	1,146	1,121
Litigation settlements, conclusions, and patent license	20,750	(134,900)	(1,650)
Restructuring costs	142	—	—

Total costs and expenses	77,075	(93,138)	32,937

Operating income (loss)	(49,094)	123,278	(9,978)
Interest and other income	4,174	6,623	275
Interest and other expense	(250)	(1,024)	(1,602)

Income (loss) from continuing operations before provision for income taxes	(45,170)	128,877	(11,305)
Benefit (provision) for income taxes	(5,088)	(12,850)	218

Income (loss) from continuing operations	(50,258)	116,027	(11,087)
Discontinued operations (Note 13) :
Gain (loss) from discontinued operations, net of provision for
income taxes of $0, $752, and $359	(732)	1,059	505

Net income (loss)	$(50,990)	$117,086	$(10,582)

Basic net income (loss) per share:
Continuing operations	$(1.70)	$4.19	$(0.45)
Discontinued operations	(0.02)	0.04	0.02

Total	$(1.72)	$4.23	$(0.43)

Shares used in calculating basic net income (loss) per share	29,575	27,662	24,556

Diluted net income (loss) per share:
Continuing operations	$(1.70)	$3.68	$(0.45)
Discontinued operations	(0.02)	0.03	0.02

Total	$(1.72)	$3.71	$(0.43)

Shares used in calculating diluted net income (loss) per share	29,575	31,667	24,556

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated				Total
	Common Stock and			Other				Stockholders’	Total
	Additional Paid-In Capital			Comprehensive	Accumulated	Treasury Stock		Equity	Comprehensive
	Shares	Amount	Warrants	Income	Deficit	Shares	Amount	(Deficit)	Income (Loss)
	(In thousands, except share amounts)

Balances at January 1, 2006(1)	24,360,427	$106,277	$3,686	$64	$(127,057)			$(17,030)
Net loss(1)					(10,582)			(10,582)	$(10,582)
Foreign currency translation adjustment				3				3	3

Comprehensive loss(1)									$(10,579)

Issuance of stock for ESPP
purchase	47,335	242						242
Exercise of stock options	389,810	1,009						1,009
Stock based compensation		2,937						2,937
Tax benefits from stock-based
compensation		36						36

Balances at December 31, 2006(1)	24,797,572	$110,501	$3,686	$67	$(137,639)	—	$—	$(23,385)
Net income(1)					117,086			117,086	$117,086
Foreign currency translation adjustment				88				88	88
Unrealized gain (loss) on available-for-sale securities, net of taxes				(18)				(18)	(18)

Comprehensive income(1)									$117,156

Conversion of long-term debt
to common stock	2,656,677	17,257						17,257
Issuance of stock for ESPP
purchase	56,516	317						317
Exercise of stock options	2,609,573	12,707						12,707
Exercise of warrants	269,512	832	(801)					31
Expiration of warrants		1,154	(1,154)					—
Stock based compensation(1)		3,446						3,446
Tax benefits from stock-based
compensation(1)		14,648						14,648

Balances at December 31, 2007(1)	30,389,850	$160,862	$1,731	$137	$(20,553)	—	$—	$142,177
Net loss(1)					(50,990)			(50,990)	$(50,990)
Foreign currency translation adjustment				(39)				(39)	(39)
Unrealized gain (loss) on available-for-sale securities, net of taxes				11				11	11

Comprehensive loss(1)									$(51,018)

Issuance of stock for ESPP
purchase	47,158	330						330
Exercise of stock options	237,037	1,253						1,253
Stock based compensation(1)		5,327						5,327
Tax benefits from stock-based compensation(1)		98						98
Treasury stock purchases						2,786,563	(18,389)	(18,389)

Balances at December 31, 2008(1)	30,674,045	$167,870	$1,731	$109	$(71,543)	2,786,563	$(18,389)	$79,778

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	As Restated(1)	As Restated(1)	As Restated(1)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(50,990)	$117,086	$(10,582)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,210	911	772
Amortization and impairment of intangibles	888	1,146	1,121
Stock-based compensation	5,327	3,446	2,937
Excess tax benefits from stock-based compensation	(220)	(13,556)	(36)
Realized gain on short-term investments	(81)	—	—
Allowance (recovery) for doubtful accounts	351	(54)	(244)
Interest expense — accretion on 5% Convertible Debenture	—	535	632
Fair value adjustment of Put Option and Registration Rights	—	(15)	(34)
Loss on disposal of equipment	93	15	15
Changes in operating assets and liabilities:
Accounts receivable	(1,012)	(388)	(134)
Inventories	(1)	(943)	57
Deferred income taxes	7,295	(7,297)	—
Prepaid expenses and other current assets	(1,310)	(1,840)	(73)
Other assets	12	(62)	—
Accounts payable	1,473	(618)	191
Accrued compensation and other current liabilities	2,384	620	516
Income taxes payable	(415)	15,211	—
Deferred revenue and customer advances and long-term customer advance from Microsoft	6,140	(30,607)	9,465
Other long-term liabilities	(1,508)	960	760

Net cash provided by (used in) operating activities	(30,364)	84,550	5,363

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(59,242)	(96,719)	—
Maturities or sales of short-term investments	89,978	45,110	—
Additions to intangibles	(2,394)	(2,199)	(1,640)
Purchases of property and equipment	(3,090)	(1,438)	(1,130)

Net cash provided by (used in) investing activities	25,252	(55,246)	(2,770)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	330	317	242
Exercise of stock options and warrants	1,253	12,738	1,009
Excess tax benefits from stock-based compensation	220	13,556	36
Payment on long-term debt	—	(1,400)	(5)
Purchases of treasury stock	(18,389)	—	—

Net cash provided by (used in) financing activities	(16,586)	25,211	1,282

Effect of exchange rates on cash and cash equivalents	(26)	(34)	(34)

Net increase (decrease) in cash and cash equivalents	(21,724)	54,481	3,841
Cash and cash equivalents:
Beginning of year	86,493	32,012	28,171

End of year	$64,769	$86,493	$32,012

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(1,586)	$6,882	$28

Cash paid for interest	$—	$572	$1,004

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the conversion of the 5% Convertible Debentures	$—	$17,257	$—

Amounts accrued for property and equipment, and intangibles	$605	$—	$—

(1)	See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”), EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) and SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.

Royalty and license revenue — The Company recognizes royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of its intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require the Company to provide future services to the licensee are deferred and

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over the service period once services commence when vendor-specific objective evidence of fair value (“VSOE”) related to the value of the services does not exist.

The Company generally recognizes revenue from its licensees under one or a combination of the following models:

License Revenue Model	Revenue Recognition

Perpetual license of intellectual property portfolio based on per unit royalties, no services contracted.	Based on royalty reports received from licensees. No further obligations to licensee exist.

Time-based license of intellectual property portfolio with up-front payments and/or annual minimum royalty requirements, no services contracted. Licensees have certain rights to updates to the intellectual property portfolio during the contract period.	Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on proportional performance method over the service period or completed performance method.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on SOP 97-2 criteria or SAB No. 104, as applicable.

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

Product sales — The Company generally recognizes revenues from product sales when the product is shipped, provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to sixty months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers a general right of return on the MicroScribe® product line for 14 days after purchase. The Company recognizes revenue at the time of shipment of a MicroScribe digitizer and provides an accrual for potential returns based on historical experience. The Company offers no other general right of return on its products.

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

Multiple element arrangements — The Company enters into revenue arrangements in which the customer purchases a combination of patent, technology, and/or software licenses, products, professional services, support, and extended warranties (multiple element arrangements). The Company allocates revenue to each element based on the relative fair value of each of the elements. If vendor specific objective evidence of fair value does not exist, the revenue is generally recorded over the term of the contract or upon delivery of all elements for which vendor specific objective evidence does not exist.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to its adoption of SFAS No. 123R, the Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The adoption of SFAS No. 123R had a material impact on the Company’s consolidated financial position, results of operations, and cash flows for the year ended December 31, 2006, 2007, and 2008. See Note 11 for further information regarding the Company’s stock-based compensation assumptions and expenses.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other items of comprehensive income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of accumulated other comprehensive income are as below.

	December 31,
	2008	2007	2006
	(In thousands)

Net unrealized losses on short-term investments	$19	$7	$—
Foreign currency translation adjustment	90	130	67

Accumulated other comprehensive income	$109	$137	$67

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable and accounts payable. Cash equivalents and short term investments are stated at fair value based on quoted market prices. The recorded cost of accounts receivable and accounts payable approximate the fair value of the respective assets and liabilities.

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

2.	Restatement of Consolidated Financial Statements.

Subsequent to the issuance of the Company’s 2008 consolidated financial statements, the Company’s management determined that errors existed in its previously issued consolidated financial statements. As a result, the accompanying consolidated financial statement for the years ended December 31, 2008, 2007 and 2006 have

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been restated from amounts previously reported. The following summarized the nature of the errors and the effects on the consolidated financial statements.:

Revenue Transactions

Side Agreement

The Company determined that certain commitments may have been made to a customer of its Medical line of business in the form of an undisclosed apparent side agreement dated in the fourth quarter of fiscal 2008. The customer and the Company had previously executed a distribution agreement in May 2008, and the customer entered into various sales transactions with the Company, both before and after the date of the apparent side agreement. The Company concluded that revenue should not have been recognized on certain transactions resulting in restatement adjustments to revenue in various reporting periods for the following reasons: (i) in certain circumstances, the product remained in a third-party warehouse and was not shipped to the customer until after the quarter in which revenue was recognized; (ii) a previously undisclosed apparent side agreement caused the terms of earlier transactions to be deemed not final until the distribution agreement between the customer and the Company was terminated; (iii) in certain circumstances, the Company had conflicting exclusivity arrangements in effect during the quarters when the Company was recognizing revenue for transactions with such customer; and (iv) concessions related to extended payment terms caused the amount to not be fixed and determinable. As a result, the Company determined that a total of $1.6 million of revenue previously recorded in fiscal 2008 was inappropriately recognized, of which $995,000 has been deferred and $623,000 reversed and not recognized.

Commitment of Deliverables that were Unavailable or Lack Functionality

Certain sales in the Medical line of business included commitments by the Company to provide products that were not available or products that included components that were not fully developed at the time of the sale. As a result, the Company concluded that revenue was not appropriately recognized. Accordingly, a total of $727,000 of revenue previously recorded in fiscal 2008 has been deferred until fiscal 2009.

Additional Transactions Analyzed

The Company also discovered additional transactions in its Medical line of business where revenue was not properly recognized due to one or more of the following reasons:

•	Premature recognition of revenue for products sold with FOB Destination or other similar shipping terms, or for incomplete shipment of products or storage of products following shipment;

•	Non-standard terms and conditions that prevented recognition of revenue upon shipment, including rights of return, extended payment terms, product replacement commitments, potential free upgrades and other non-standard commitments, that prevented recognition of revenue upon shipment; and

•	Lack of probable collectability at the time revenue was recognized.

As a result, of these additional transactions, the following correcting adjustments have been recorded:

•	$125,000 of revenue previously recorded in fiscal 2006 has been recognized in fiscal 2007; and

•	$1.3 million of revenue previously recorded in fiscal 2008 has been deferred and will be recorded in fiscal 2009.

Other Impact of Revenue Adjustments

As a result of the adjustments to revenues discussed above, cost of product sales decreased by $1.4 million for the year ended December 31, 2008, increased by $23,000 for the year ended December 31, 2007, decreased by $21,000 for the year ended December 31, 2006 and commission expense increased by $114,000 for the year ended

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008. Also, as a result of the adjustment in cost of product sales, the Company recorded deferred cost of goods sold in the amount of $1.1 million at December 31, 2008 which is reported as prepaid expenses and other current assets on the balance sheet.

Other Errors in Consolidated Financial Statements

The Company also corrected the consolidated financial statements for the following:

•	Stock-Based Compensation Expense. The Company identified a software based error in its calculated stock-based compensation expense. The previous version of software used to calculate stock-based compensation expense incorrectly continued to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested. This error resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The Company recorded additional stock-based compensation expense of approximately $717,000 in fiscal 2007 and $1.3 million in fiscal 2008.

•	Interest Income. The Company identified an error in the accounting relating to the timing of the recognition of interest income with respect to its patent license with Sony Computer Entertainment. Accordingly, the Company recorded additional interest income of approximately $769,000 in fiscal 2007 and $128,000 in fiscal 2008. This accounting error related to the timing of the recognition of interest income but does not change the overall interest income to be recognized.

•	Amortization and Impairment of Intangibles. The Company identified instances where it had not commenced amortization of patents in the periods the patents were granted. In addition, the Company identified certain patent applications that were abandoned but had not been previously identified as such and has corrected this error by increasing amortization and impairment of intangibles by $105,000, $58,000 and $57,000 in the years ended December 31, 2008, 2007 and 2006, respectively. The Company also reduced the opening balance of accumulated deficit as of January 1, 2006 by $235,000 from the $126.8 million which was previously reported to the restated amount of $127.1 million.

Impact of Corrections on Previously Issued Consolidated Financial Statements

The Company’s accompanying consolidated financial statements have been restated resulting from the restatement adjustments described above, as follows:

	Detailed Components of Revenue Transaction Adjustments
			($ in thousands)

					Total Impact
			Cost of	Commission	of Revenue
	Revenue		Product Sales	Expense	Adjustments

Year ended December 31, 2006 Increase (Decrease)	$(125	) (1)	$21	$—	$(104)
Year ended December 31, 2007 Increase (Decrease)	$211	(2)	$(23)	$—	$188
Year ended December 31, 2008 Increase (Decrease)	$(3,659	) (3)	$1,400	$114	$(2,145)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) For year ended December 31, 2006, reflects decrease of $125,000 in revenue as discussed in “Additional Transactions Analyzed”.

(2) For year ended December 31, 2007, reflects increase of $125,000 in revenue as discussed in “Additional Transactions Analyzed” and an increase of $86,000 in revenue due to warranty adjustment.

(3) For year ended December 31, 2008, reflects decrease of $1.6 million in revenue as discussed in “Side Agreement” a decrease of $727,000 in revenue as discussed in “Commitment of Deliverables that are Unavailable or Lack Functionality”, and a decrease of $1.3 million in revenue as discussed in “Additional Transactions Analyzed”.

	Summary of Impact of Restatement Adjustments
							Loss
							from
							Continuing
	Loss from Continuing Operations Before Provision for Income Taxes						Operations
	Revenue		Amortization
	Transaction		and				Total
	Adjustments	Interest	Impairment of	Stock-based		Income Tax	Adjustments
	(1)	Income	Intangibles	Compensation	Total	Effect	Net of Tax
			($ in thousands)

Year ended December 31, 2006 Increase (Decrease)	$(104)	$-	$(57)	$-	$(161)	$3	$(158)
Year ended December 31, 2007 Increase (Decrease)	$188	$769	$(58)	$(717)	$182	$(114)	$68
Year ended December 31, 2008 Increase (Decrease)	$(2,145)	$128	$(105)	$(1,269)	$(3,391)	$86	$(3,305)

(1)   See table above

Additionally, as disclosed in footnote 13 the previously reported results of operations of the 3D product line for all periods presented have been reclassified and reported as a separate component of income in discontinued operations.

The following tables present the impact of the restatement on the Company’s previously issued audited consolidated balance sheets as of December 31, 2008 and 2007, and its consolidated statements of operations and cash flows for the years ended December 31, 2008, 2007 and 2006:

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
(In thousands)

	As of December 31, 2008
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash and cash equivalents	$64,769	$-	$64,769
Short-term investments	20,974	-	20,974
Accounts receivable, net	6,829	(715)	6,114
Inventories, net	3,396	361	3,757
Deferred income taxes	226	85	311
Prepaid expenses and other current assets	3,225	1,119	4,344

Total current assets	99,419	850	100,269
Property and equipment, net	3,827		3,827
Intangibles, net and other assets	9,945	(454)	9,491

Total assets	$113,191	$396	$113,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$-	$2,842
Accrued compensation	3,010	(90)	2,920
Other current liabilities	3,466	27	3,493
Deferred revenue and customer advances	5,125	2,917	8,042

Total current liabilities	14,443	2,854	17,297
Long-term deferred revenue	16,887	(898)	15,989
Deferred income tax liabilities	226	85	311
Other long-term liabilities	212	-	212

Total liabilities	31,768	2,041	33,809

Stockholders’ equity:
Common stock and additional paid-in capital	165,885	1,985	167,870
Warrants	1,731	-	1,731
Accumulated other comprehensive income	109	-	109
Accumulated deficit	(67,913)	(3,630)	(71,543)
Treasury stock	(18,389)	-	(18,389)

Total stockholders’ equity	81,423	(1,645)	79,778

Total liabilities and stockholders’ equity	$113,191	$396	$113,587

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$14,254	$-	$-	$14,254
Product sales	19,504	(4,735)	(3,659)	11,110
Development contracts and other	2,777	(160)	-	2,617

Total revenues	36,535	(4,895)	(3,659)	27,981

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	12,441	(3,576)	(1,349)	7,516
Sales and marketing	16,851	(1,656)	277	15,472
Research and development	12,555	-	503	13,058
General and administrative	18,929	-	320	19,249
Amortization and impairment of intangibles	779	-	109	888
Litigation settlements, conclusions and patent license	20,750	-	-	20,750
Restructuring costs	537	(395)	-	142

Total costs and expenses	82,842	(5,627)	(140)	77,075

Operating loss	(46,307)	732	(3,519)	(49,094)
Interest and other income	4,046	-	128	4,174
Interest expense	(250)	-	-	(250)

Loss from continuing operations before provision for income taxes	(42,511)	732	(3,391)	(45,170)
Provision for income taxes	(5,174)	-	86	(5,088)

Loss from continuing operations	(47,685)	732	(3,305)	(50,258)

Discontinued operations:
Loss from discontinued operations, net of provision for income taxes of $0	-	(732)	-	(732)

Net loss	$(47,685)	$-	$(3,305)	$(50,990)

Basic and diluted net loss per share
Continuing operations	$(1.61)	$0.02	$(0.11)	$(1.70)
Discontinued operations	-	(0.02)	-	(0.02)

Total	$(1.61)	$-	$(0.11)	$(1.72)

Shares used in calculating basic and diluted net loss per share	29,575	-	-	29,575

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2008
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(47,685)	$(3,305)	$(50,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,210	-	1,210
Amortization and impairment of intangibles	779	109	888
Stock-based compensation	4,058	1,269	5,327
Excess tax benefits from stock-based compensation	(200)	(20)	(220)
Realized gain on short-term investments	(81)	-	(81)
Allowance for doubtful accounts	351	-	351
Loss on disposal of equipment	93	-	93
Changes in operating assets and liabilities:
Accounts receivable	(1,726)	714	(1,012)
Inventories	360	(361)	(1)
Deferred income taxes	7,382	(87)	7,295
Prepaid expenses and other current assets	(191)	(1,119)	(1,310)
Other assets	12	-	12
Accounts payable	1,473	-	1,473
Accrued compensation and other current liabilities	2,474	(90)	2,384
Income taxes payable	(415)	-	(415)
Deferred revenue and customer advances	3,265	2,875	6,140
Other long-term liabilities	(1,508)	-	(1,508)

Net cash used in operating activities	(30,349)	(15)	(30,364)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(59,242)	-	(59,242)
Maturities of short-term investments	89,978	-	89,978
Additions to intangibles	(2,389)	(5)	(2,394)
Purchases of property and equipment	(3,090)	-	(3,090)

Net cash provided by investing activities	25,257	(5)	25,252

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	330	-	330
Exercise of stock options and warrants	1,253	-	1,253
Excess tax benefits from stock-based compensation	200	20	220
Purchases of treasury stock	(18,389)	-	(18,389)

Net cash used in financing activities	(16,606)	20	(16,586)

Effect (decrease) of exchange rates on cash and cash equivalents	(26)	-	(26)

Net decrease in cash and cash equivalents	(21,724)	-	(21,724)
Cash and cash equivalents:
Beginning of the period	86,493	-	86,493

End of the period	$64,769	$-	$64,769

Supplemental disclosure of cash flow information:
Cash received for taxes	$(1,586)	$-	$(1,586)

Non-cash investing and financing activities:
Amounts accrued for purchase of treasury stock	$605	$-	$605

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
(In thousands)

	As of December 31, 2007
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash and cash equivalents	$86,493	$-	$86,493
Short-term investments	51,619	-	51,619
Accounts receivable, net	5,494	-	5,494
Inventories, net	3,674	-	3,674
Deferred income taxes	3,351	27	3,378
Prepaid expenses and other current assets	3,036	-	3,036

Total current assets	153,667	27	153,694
Property and equipment, net	2,112	-	2,112
Deferred income tax assets, net	4,031	(114)	3,917
Intangibles, net and other assets	8,558	(350)	8,208

Total assets	$168,368	$(437)	$167,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,657	$-	$1,657
Accrued compensation	1,828	-	1,828
Other current liabilities	2,629	27	2,656
Deferred revenue and customer advances	4,478	(85)	4,393

Total current liabilities	10,592	(58)	10,534
Long-term deferred revenue	14,269	(769)	13,500
Other long-term liabilities	1,720	-	1,720

Total liabilities	26,581	(827)	25,754

Stockholders’ equity:
Common stock and additional paid-in capital	160,147	715	160,862
Warrants	1,731	-	1,731
Accumulated other comprehensive income	137	-	137
Accumulated deficit	(20,228)	(325)	(20,553)

Total stockholders’ equity	141,787	390	142,177

Total liabilities and stockholders’ equity	$168,368	$(437)	$167,931

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31, 2007
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$11,881	$-	$-	$11,881
Product sales	18,541	(4,614)	211	14,138
Development contracts and other	4,280	(159)	-	4,121

Total revenues	34,702	(4,773)	211	30,140

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	8,808	(1,565)	29	7,272
Sales and marketing	11,493	(1,397)	176	10,272
Research and development	10,056	-	333	10,389
General and administrative	12,567	-	116	12,683
Amortization and impairment of intangibles	1,002	-	144	1,146
Litigation settlements, conclusions and patent license	(134,900)	-	-	(134,900)

Total costs and expenses	(90,974)	(2,962)	798	(93,138)

Operating income	125,676	(1,811)	(587)	123,278
Interest and other income	5,854	-	769	6,623
Interest expense	(1,024)	-	-	(1,024)

Income from continuing operations before provision for income taxes	130,506	(1,811)	182	128,877
Provision for income taxes	(13,488)	752	(114)	(12,850)

Income from continuing operations	117,018	(1,059)	68	116,027

Discontinued operations:
Gain from discontinued operations, net of provision for income taxes of $752	-	1,059	-	1,059

Net income	$117,018	$-	$68	$117,086

Basic net income per share
Continuing operations	$4.23	$(0.04)	$-	$4.19
Discontinued operations	-	0.04	-	0.04

Total	$4.23	$-	$-	$4.23

Shares used in calculating basic net income per share	27,662	-	-	27,662

Diluted net income per share
Continuing operations	$3.71	$(0.03)	$-	$3.68
Discontinued operations	-	0.03	-	0.03

Total	$3.71	$-	$-	$3.71

Shares used in calculating diluted net income per share	31,667	-	-	31,667

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2007
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$117,018	$68	$117,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	911	-	911
Amortization and impairment of intangibles	1,002	144	1,146
Stock-based compensation	2,729	717	3,446
Excess tax benefits from stock-based compensation	(13,505)	(51)	(13,556)
Recovery for doubtful accounts	(54)	-	(54)
Interest expense — accretion on 5% Convertible Debenture	535	-	535
Fair value adjustment of Put Option and Registration Rights	(15)	-	(15)
Loss on disposal of equipment	15	-	15
Changes in operating assets and liabilities:
Accounts receivable	(263)	(125)	(388)
Inventories	(965)	22	(943)
Deferred income taxes	(7,382)	85	(7,297)
Prepaid expenses and other current assets	(1,842)	2	(1,840)
Other assets	(62)	-	(62)
Accounts payable	(618)	-	(618)
Accrued compensation and other current liabilities	620	-	620
Income taxes payable	15,184	27	15,211
Deferred revenue and customer advances	(29,753)	(854)	(30,607)
Other long-term liabilities	960	-	960

Net cash provided by operating activities	84,515	35	84,550

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(96,719)	-	(96,719)
Maturities of short-term investments	45,110	-	45,110
Additions to intangibles	(2,113)	(86)	(2,199)
Purchases of property and equipment	(1,438)	-	(1,438)

Net cash used in investing activities	(55,160)	(86)	(55,246)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	317	-	317
Exercise of stock options and warrants	12,738	-	12,738
Excess tax benefits from stock-based compensation	13,505	51	13,556
Purchases of treasury stock	(1,400)	-	(1,400)

Net cash provided by financing activities	25,160	51	25,211

Effect (decrease) of exchange rates on cash and cash equivalents	(34)	-	(34)

Net increase in cash and cash equivalents	54,481	-	54,481
Cash and cash equivalents:
Beginning of the period	32,012	-	32,012

End of the period	$86,493	$-	$86,493

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,882	$-	$6,882

Cash paid for interest	$572	$-	$572

Non-cash investing and financing activities:
Issuance of common stock in connection with the conversion of the 5% convertible debentures	$17,257	$-	$17,257

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31, 2006
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$7,304	$-	$-	$7,304
Product sales	17,083	(4,616)	(125)	12,342
Development contracts and other	3,466	(153)	-	3,313

Total revenues	27,853	(4,769)	(125)	22,959

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	7,193	(1,482)	(21)	5,690
Sales and marketing	12,609	(2,423)	-	10,186
Research and development	7,609	-	-	7,609
General and administrative	10,076	-	(95)	9,981
Amortization and impairment of intangibles	969	-	152	1,121
Litigation settlements, conclusions and patent license	(1,650)	-	-	(1,650)

Total costs and expenses	36,806	(3,905)	36	32,937

Operating loss	(8,953)	(864)	(161)	(9,978)
Interest and other income	275	-		275
Interest expense	(1,602)	-	-	(1,602)

Loss from continuing operations before provision for income taxes	(10,280)	(864)	(161)	(11,305)
Provision for income taxes	(144)	359	3	218

Loss from continuing operations	(10,424)	(505)	(158)	(11,087)
Discontinued operations:
Gain from discontinued operations, net of provision for income taxes of $359	-	505	-	505

Net loss	$(10,424)	$-	$(158)	$(10,582)

Basic and diluted net loss per share
Continuing operations	$(0.42)	$(0.02)	$(0.01)	$(0.45)
Discontinued operations	-	0.02	-	0.02

Total	$(0.42)	$-	$(0.01)	$(0.43)

Shares used in calculating basic and diluted net loss per share	24,556	-	-	24,556

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2006
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net income	$(10,424)	$(158)	$(10,582)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	772	-	772
Amortization and impairment of intangibles	1,038	83	1,121
Stock-based compensation	2,937	-	2,937
Excess tax benefits from stock-based compensation	(36)	-	(36)
Recovery of doubtful accounts	(244)	-	(244)
Interest expense — accretion on 5% Convertible Debenture	632	-	632
Fair value adjustment of Put Option and Registration Rights	(34)	-	(34)
Loss on disposal of equipment	15	-	15
Changes in operating assets and liabilities:
Accounts receivable	(259)	125	(134)
Inventories	79	(22)	57
Prepaid expenses and other current assets	(71)	(2)	(73)
Accounts payable	191	-	191
Accrued compensation and other current liabilities	516	-	516
Deferred revenue and customer advances and long-term customer advance from Microsoft	9,465	-	9,465
Other long-term liabilities	760	-	760

Net cash provided by operating activities	5,337	26	5,363

Cash flows provided by (used in) investing activities:
Additions to intangibles	(1,614)	(26)	(1,640)
Purchases of property and equipment	(1,130)		(1,130)

Net cash used in investing activities	(2,744)	(26)	(2,770)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	242	-	242
Exercise of stock options and warrants	1,009	-	1,009
Excess tax benefits from stock-based compensation	36	-	36
Payment on long-term debt	(5)	-	(5)

Net cash provided by financing activities	1,282	-	1,282

Effect (decrease) of exchange rates on cash and cash equivalents	(34)	-	(34)

Net increase in cash and cash equivalents	3,841	-	3,841
Cash and cash equivalents:
Beginning of the period	28,171	-	28,171

End of the period	$32,012	$-	$32,012

Supplemental disclosure of cash flow information:
Cash paid for taxes	$28	$-	$28

Cash paid for interest	$1,004	$-	$1,004

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fair Value Disclosures

Short-term Investments

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Commercial paper	$9,980	$1	$—	$9,981
Government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Commercial paper	$41,740	$—	$(34)	$41,706
Government agency securities	9,871	42	—	9,913

Total	$51,611	$42	$(34)	$51,619

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

	Fair value measurement using			Assets at
	Level 1	Level 2	Level 3	fair value
	(In thousands)

Corporate commercial paper	$—	$24,971	$—	$24,971
U.S. Government agency securities	23,978	—	—	23,978
Money market accounts	34,429	—	—	34,429

Total	$58,407	$24,971	$—	$83,378

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above table excludes $2.4 million of cash held in banks.

4.	Inventories

	December 31,
	2008	2007
	(In thousands)

Raw materials and subassemblies	$3,119	$2,843
Work in process	209	179
Finished goods	429	652

Inventories, net	$3,757	$3,674

5.	Property and Equipment

	December 31,
	2008	2007
	(In thousands)

Computer equipment and purchased software	$4,735	$3,195
Machinery and equipment	3,269	2,532
Furniture and fixtures	1,336	1,212
Leasehold improvements	1,261	1,267

Total	10,601	8,206
Less accumulated depreciation	(6,774)	(6,094)

Property and equipment, net	$3,827	$2,112

6.	Intangibles and Other Assets

	December 31,
	2008	2007
	(In thousands)

Patents and technology	$17,008	$14,872
Other assets	156	167

Gross intangibles and other assets	17,164	15,039
Accumulated amortization of patents and technology	(7,673)	(6,831)

Intangibles and other assets, net	$9,491	$8,208

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. Amortization of intangibles excluding impairments during the years ended December 31, 2008, 2007, and 2006 was $842,000, $1.0 million and $990,000, respectively. The estimated annual amortization expense for intangible assets as of December 31, 2008 is $754,000 in 2009, $1.2 million in 2010, $1.1 million in 2011, $1.0 million in 2012, $992,000 in 2013, and $4.4 million in total for all years thereafter, assuming no future acquisitions, write-offs, or impairment charges.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2008	2007
	(In thousands)

Accrued legal	$491	$417
Income taxes payable	36	561
Other current liabilities	2,966	1,678

Total other current liabilities	$3,493	$2,656

Deferred revenue, current	$7,954	$4,267
Customer advances	88	126

Total deferred revenue, current and customer advances	$8,042	$4,393

8.	Long-term Debt

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

9.	Long-term Deferred Revenue

On December 31, 2008, long-term deferred revenue was $16.0 million and included approximately $14.5 million of deferred revenue from Sony Computer Entertainment. See Note 12 for further discussion. On December 31, 2007, long-term deferred revenue was $13.5 million and included approximately $10.9 million of deferred revenue from Sony Computer Entertainment.

10.	Commitments

The Company leases several of its facilities, vehicles, and some office equipment under noncancelable operating lease arrangements that expire at various dates through 2014.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum future lease payments are as follows:

Operating Leases
(In thousands)

2009	$928
2010	695
2011	555
2012	539
2013	555
Thereafter	283

Total future minimum lease payments	$3,555

Rent expense was $1.2 million, $1.2 million, and $1.1 million in 2008, 2007, and 2006, respectively.

11.	Stock-based Compensation

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in the equity incentive program. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Since inception, the Company has approved programs that allow the recipient the right to purchase up to 19,434,593 shares of its common stock. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. On December 31, 2008, 2,638,924 shares of common stock were available for grant, and there were 7,009,667 options to purchase shares of common stock outstanding, as well as 34,500 RSUs outstanding.

On June 6, 2007, the Company’s stockholders approved the Immersion Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 1997 Stock Option Plan (the “1997 Plan”). Effective June 6, 2007, the 1997 Plan was terminated. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock, and restricted stock units to non-employee members of the Company’s Board of Directors and deferred compensation awards to officers, directors, and certain management or highly compensated employees. The 2007 Plan authorizes the issuance of 2,303,232 shares of the Company’s common stock, and up to an additional 1,000,000 shares subject to awards that remain outstanding under the 1997 Plan as of June 6, 2007 and which subsequently terminate without having been exercised or which are forfeited to the Company.

On April 30, 2008, the Company’s Board of Directors approved the issuance of equity awards under the Immersion Corporation 2008 Employment Inducement Award Plan (the “2008 Plan”). Under the 2008 Plan, the Company may issue awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, RSUs, performance shares, performance units, deferred compensation awards, and other cash and stock awards. Such awards may be granted to new employees who had not previously been a director or former employees or directors whose period of service was followed by a bona-fide period of non-employment.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan. Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on each January 1 hereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2008, 397,813 shares had been purchased since the inception of the ESPP. Under SFAS No. 123R, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares subject to options expected to vest as of December 31, 2008 is approximately 6.3 million.

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

Restricted Stock Units

Restricted stock unit activity for the twelve months ended December 31, 2008 is as follows:

		Weighted
		Average
	Number	Remaining	Aggregate
	of Shares	Contractual Life	Intrinsic Value

Beginning balance at December 31, 2007
Awarded	34,500
Released	—
Forfeited	—

Ending Balance at December 31, 2008	34,500	1.33	$203,205

Expected to Vest	27,134	1.33	$159,819

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

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006

Expected life (in years)	5.5	6.25	6.25	0.5	0.5	0.5
Interest rate	2.7%	4.5%	4.8%	2.0%	5.1%	4.9%
Volatility	63%	60%	62%	88%	50%	51%
Dividend yield	—	—	—	—	—	—

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income Statement Classifications
Cost of product sales	$209	$109	$70
Sales and marketing	1,369	905	972
Research and development	1,396	969	492
General and administrative	2,259	1,343	1,145

Total continuing operations	5,233	3,326	2,679
Discontinued operations	94	120	258

Total	$5,327	$3,446	$2,937

SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the years ended December 31, 2008,

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 and 2006, the Company recorded $220,000, $13.6 million, and $36,000, respectively, of excess tax benefits from stock-based compensation.

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

As of December 31, 2008, there was $9.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.9 years for options and 2.1 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Warrants

On December 23, 2004, the Company, in conjunction with the 5% Convertible Debentures (see Note 8), issued warrants to purchase an aggregate of 426,951 shares of its common stock at an exercise price of $7.0265 per share. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on December 23, 2009. Any warrants not exercised prior to such time will expire.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.

During the twelve months ended December 31, 2008, the Company repurchased 2.8 million shares for $18.4 million at an average cost of $6.60 through open market repurchases. This amount is classified as treasury stock on the Company’s consolidated balance sheet.

12.	Litigation Settlement, Conclusions, and Patent License

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restructuring Costs:

There were no restructuring charges incurred in the years ended 2006 or 2007. The following table sets forth the one-time charges that are included in the restructuring line on the Company’s Consolidated Statement of Operations for the year ended December 31, 2008:

	Year Ended December 31, 2008			December 31, 2008
		Deduct Cash	Non-Cash	Restructuring
	Add Charges	Payments	Expense	Reserves

Workforce Reductions	$142	—	—	$142

The Company recorded restructuring charges of $142,000 consisting of severance benefits paid as the result of the reduction of workforce due to business changes in the Company’s Touch segment. Workforce reduction costs are included in accrued compensation on the Company’s balance sheet. All of the severance benefits are expected to be paid in the first quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2010.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of discontinued operations:

On November 17, 2008, the Company announced that it will divest its 3D product line which is part of the Touch segment. The Company’s 3D product line consists of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and includes products such as MicroScribe digitizers, CyberGlove family of products and a SoftMouse 3D positioning device. In the first quarter of 2009, the Company sold or abandoned operations of the 3D product line. The results of the 3D product line have been retrospectively restated as discontinued operations for all periods presented. The Company terminated the employment of 13 employees associated with the 3D product line such that they will no longer be on the Company’s payroll by the end of the first quarter of 2009. In addition, at the end of the fourth quarter of 2008, there have been other reorganizations in the Company’s Touch segment resulting in additional workforce reductions.

The following is a summary of the components of income from discontinued operations included in the consolidated statements of operations:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues	$4,895	$4,773	$4,769
Cost of Revenue	3,576	1,565	1,482
Sales and Marketing	1,656	1,397	2,423
Restructuring costs	395	—	—

Income (loss) from discontinued operations before taxes	(732)	1,811	864
Benefit (provision) for taxes	—	(752)	(359)

Gain (loss) from discontinued operations (net of tax)	$(732)	$1,059	$505

Included in restructuring costs within discontinuing operations are severance benefits of $105,000 as the result of the reduction of workforce due to the divesting of the 3D product line. These amounts remained unpaid in accrued compensation as of December 31, 2009. Workforce reduction costs are included in accrued compensation on the Company’s balance sheet. All of the severance benefits are expected to be paid in the first quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2010. Also included in restructuring costs within discontinued operations are asset impairment charges which include reserves taken against capitalized patent costs of $255,000 and fixed assets write-offs of $20,000 due to the divesting of the 3D product line. The Company also took an additional inventory impairment charge of $2.0 million of the 3D product inventory that is included in cost of product sales within discontinued operations.

14.	Income Taxes

For the years ended December 31, 2008, 2007, and 2006, the Company recorded provision (benefit) for income taxes of $5.1 million, $12.9 million, and $(218,000), respectively, yielding effective tax rates of 11.3%, 10.0%, and (1.9%), respectively. The 2008 provision for income tax resulted from recording a valuation allowance on specific deferred tax assets and foreign withholding tax expense. The 2007 provision for income tax was based on federal and state regular income tax payable on taxable income and foreign withholding tax expense. The 2006 provision for income tax was based on federal and state alternative minimum income tax payable and foreign withholding tax expense.

For 2008, the Company reported pre-tax book income (loss) from continuing operations of ($45.2) million which includes the $20.8 million litigation conclusion and settlement of its lawsuit against Microsoft. For 2007 and 2006, the Company reported pre-tax book income (loss) of $128.9 million and ($11.3) million.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of income (loss) before provision for income taxes were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$(45,456)	$128,745	$(9,848)
Foreign	286	132	(1,457)

Total	$(45,170)	$128,877	$(11,305)

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
United States federal	$(2,810)	$15,929	$(251)
Foreign	452	125	74
State and local	152	4,173	(52)

Total current	(2,206)	20,227	(229)

Deferred:
United States federal	6,505	(6,578)	9
Foreign	—	—	—
State and local	789	(799)	2

Total deferred	7,294	(7,377)	11

	$5,088	$12,850	$(218)

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$12,135	$1,747
State income taxes	1	781
Deferred revenue	6,407	4,880
Research and development credits	4,088	1,214
Reserves and accruals recognized in different periods	3,756	1,495
Basis difference in investment	1,255	1,276
Capitalized R&D expenses	1,355	1,502
Other	1	273

Total deferred tax assets	28,998	13,168
Deferred tax liabilities:
Depreciation and amortization	(3,451)	(2,366)
Valuation allowance	(25,547)	(3,507)

Net deferred tax assets	$—	$7,295

As of December 31, 2008, the net operating loss carryforwards for federal and state income tax purposes were approximately $28.2 million and $37.3 million, respectively. The federal net operating losses expire between 2019 and 2028 and the state net operating losses begin to expire in 2029. As of December 31, 2008, the Company had federal and state tax credit carryforwards of approximately $3.4 million and $33,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2009 and 2028 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2008, the Company has Canadian research and development credit carryforwards of $1.0 million, which will expire at various dates through 2018. Approximately $126,000 of the state net operating loss carryforwards represent the stock option deduction arising from activity under the company’s stock option plan, the benefit of which will increase additional paid-in-capital when realized. These operating losses and credits carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of the reconciliation between the provision for (benefit from) income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2008	2007	2006

Federal statutory tax rate	(35.0)%	35.0%	(35.0)%
State taxes, net of federal benefit	(3.5)	4.2	(6.3)
Non-deductible interest	0.0	0.3	8.0
Stock compensation expense	1.4	0.4	3.6
Other	(0.4)	1.4	(0.2)
Valuation allowance	48.8	(28.5)	28.0

Effective tax rate	11.3%	10.0%	(1.9)%

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(50,258)	$116,027	$(11,087)
Gain (loss) from discontinued operations, net of tax	(732)	1,059	505

Net Income (loss) used in computing basic net income (loss) per share	$(50,990)	$117,086	$(10,582)

Income (loss) from continuing operations	$(50,258)	$116,027	$(11,087)
Interest on 5% Convertible Debentures	—	348	—

Income (loss) from continuing operations used in computing diluted net income (loss) per share	(50,258)	116,375	(11,087)
Gain (loss) from discontinued operations, net of tax	(732)	1,059	505

Net income (loss) used in computing diluted net income (loss) per share	$(50,990)	$117,434	$(10,582)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	29,575	27,662	24,556
Dilutive potential common shares:
Stock options	—	1,989	—
Warrants	—	305	—
5% Convertible Debentures	—	1,711	—

Shares used in computation of diluted net income (loss) per share	29,575	31,667	24,556

Basic net income (loss) per share from:
Continuing operations	$(1.70)	$4.19	$(0.45)
Discontinued operations	$(0.02)	$0.04	$0.02
Net Income (loss)	$(1.72)	$4.23	$(0.43)
Diluted net income (loss) per share from
Continuing operations	$(1.70)	$3.68	$(0.45)
Discontinued operations	$(0.02)	$0.03	$0.02
Net Income (loss)	$(1.72)	$3.71	$(0.43)

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Segment Reporting, Geographic Information, and Significant Customers

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and operating income (loss). A description of the types of products and services provided by each operating segment is as follows:

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

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

			Intersegment
	Touch	Medical	Eliminations(4)	Total
	(In thousands)

2008
Revenues
Royalty and license	$14,249	$5	$—	$14,254
Product sales	1,236	9,985	(111)	11,110
Development contracts and other	1,427	1,190	—	2,617

Total revenues	$16,912	$11,180	$(111)	$27,981

Operating income (loss)(1)(3)	$(40,289)	$(8,808)	$3	$(49,094)
Interest and other income	4,169	5	—	4,174
Interest and other expense	(250)	—	—	(250)
Depreciation and amortization and impairment of intangibles	1,366	732	—	2,098
Net income (loss)(1)(3)	(42,201)	(8,792)	3	(50,990)
Long-lived assets: capital expenditures and capitalized patent fees	3,704	1,780	—	5,484
Total assets	129,305	11,471	(27,189)	113,587
2007
Revenues
Royalty and license	$11,880	$1	$—	$11,881
Product sales	1,102	13,108	(72)	14,138
Development contracts and other	1,608	2,530	(17)	4,121

Total revenues	$14,590	$15,639	$(89)	$30,140

Operating income (loss)(1)	$122,771	$529	$(22)	$123,278
Interest and other income	6,619	4	—	6,623
Interest and other expense(2)	(1,024)	—	—	(1,024)
Depreciation and amortization and impairment of intangibles	1,437	620	—	2,057
Net income (loss)(1)	116,586	522	(22)	117,086
Long-lived assets: capital expenditures and capitalized patent fees	3,152	485	—	3,637
Deferred income tax assets, net	7,295	—	—	7,295
Total assets	181,423	6,552	(20,044)	167,931
2006
Revenues
Royalty and license	$7,156	$148	$—	$7,304
Product sales	731	11,701	(90)	12,342
Development contracts and other	1,153	2,160	—	3,313

Total revenues	$9,040	$14,009	$(90)	$22,959

Operating income (loss)	$(10,733)	$746	$9	$(9,978)
Interest and other income	275	—	—	275
Interest and other expense(2)	(1,598)	(4)	—	(1,602)
Depreciation and amortization and impairment of intangibles	1,370	523	—	1,893
Net income (loss)	(11,333)	742	9	(10,582)
Long-lived assets: capital expenditures and capitalized patent fees	1,824	946	—	2,770
Total assets	63,991	7,391	(21,759)	49,623

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in operating income (loss) and net income (loss) in 2008 and 2007 are litigation settlement, conclusions, and patent license of $20.8 million and $(134.9) million, respectively, for the Touch segment, see Note 12.

(2)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable, recorded as interest expense.

(3)	Included in operating income (loss) and net income (loss) in 2008 are restructuring costs of $142,000 for the Touch segment.

(4)	Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Touch and Medical segments.

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

Revenue by Product Lines

Information regarding revenue from external customers by product lines is as follows:

	2008	2007	2006
	(In thousands)

Revenues:
Consumer, Computing, and Entertainment	$13,350	$9,641	$5,290
Touch Interface Products	3,451	4,860	3,660

Subtotal Touch	16,801	14,501	8,950
Medical	11,180	15,639	14,009

Total	$27,981	$30,140	$22,959

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended December 31,
	2008	2007	2006

North America	67%	70%	77%
Europe	15%	16%	13%
Far East	15%	11%	9%
Rest of the world	3%	3%	1%

Total	100%	100%	100%

For the years ended December 31, 2008, 2007, and 2006 the Company derived 64%, 69%, and 76%, respectively, of its total revenues from the United States of America. For the years ended December 31, 2008, the

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company derived 10% of its total revenues from Korea. Revenues from other countries represented less than 10% individually for the periods presented.

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Customer A	12%	13%	*
Customer B	*	12%	22%
Customer C	*	*	*
Customer D	10%	*	*

Total	22%	25%	22%

Of the significant customers noted above, Customer C had a balance of 10% of the outstanding accounts receivable at December 31, 2008. Customer B had a balance of 24% and 50% of the outstanding accounts receivable at December 31, 2007 and 2006, respectively.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2008 and December 31, 2007.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Results of Operations (Unaudited) (Restated)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters.

As discussed in Note 2, the Company has restated its annual consolidated financial statements for 2008, 2007 and 2006. In addition, the Company intends to file restated condensed consolidated quarterly financial statements for each of the periods ended March 31, 2008, June 30, 2008 and September 30, 2008 in connection with the filing of its Forms 10-Q/A for the period March 31, 2009 and with the filing of its Forms 10-Q for each of the periods ending June 30, 2009 and September 30, 2009, respectively.

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues	$6,467	$7,055	$7,619	$6,840	$8,600	$8,647	$7,344	$5,549
Gross profit	4,506	5,235	5,568	5,156	6,837	6,419	5,381	4,231
Operating income (loss)	(8,468)	(27,732)	(6,531)	(6,363)	(2,105)	(1,658)	(3,293)	130,334
Income (loss) from continuing operations before taxes	(8,140)	(26,744)	(5,558)	(4,728)	(95)	243	(1,560)	130,289
Income tax benefit (provision) from continuing operations	(1,121)	(7,124)	1,903	1,254	345	15	1,318	(14,528)
Net income (loss) from continuing operations	(9,261)	(33,868)	(3,655)	(3,474)	250	258	(242)	115,761
Net income (loss) from discontinued operations (net of tax)	(1,433)	165	210	326	416	244	780	(381)
Net income (loss)	(10,694)	(33,703)	(3,445)	(3,148)	666	502	538	115,380
Basic net income (loss) per share
Continuing operations(1)	$(0.33)	$(1.15)	$(0.12)	$(0.11)	$0.01	$0.01	$(0.01)	$4.57
Discontinued operations(1)	$(0.05)	$0.01	$0.01	$0.01	$0.01	$0.01	$0.03	$(0.02)
Total(1)	$(0.38)	$(1.14)	$(0.11)	$(0.10)	$0.02	$0.02	$0.02	$4.55
Diluted net income (loss) per share
Continuing operations(1)	$(0.33)	$(1.15)	$(0.12)	$(0.11)	$0.01	$0.01	$(0.01)	$3.91
Discontinued operations(1)	$(0.05)	$0.01	$0.01	$0.01	$0.01	$0.01	$0.03	$(0.02)
Total(1)	$(0.38)	$(1.14)	$(0.11)	$(0.10)	$0.02	$0.02	$0.02	$3.89
Shares used in calculating net income (loss) per share
Basic	28,046	29,448	30,356	30,478	30,253	28,630	26,297	25,343
Diluted	28,046	29,448	30,356	30,478	32,488	31,399	28,619	29,677

(1)	The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Additionally, as disclosed in footnote 13 the previously reported results of operations of the 3D product line for all periods presented have been reclassified and reported as a separate component of income in discontinued operations.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information for each of the quarters in our fiscal years ended December 31, 2008 and 2007:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$2,861	$—	$—	$2,861
Product sales	5,512	(1,336)	(1,146)	3,030
Development contracts and other	613	(37)	—	576

Total revenues	8,986	(1,373)	(1,146)	6,467

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	4,834	(2,478)	(395)	1,961
Sales and marketing	4,855	(510)	17	4,362
Research and development	3,316	—	69	3,385
General and administrative	4,808	—	62	4,870
Amortization and impairment of intangibles	195	—	20	215
Restructuring costs	537	(395)	—	142

Total costs and expenses	18,545	(3,383)	(227)	14,935

Operating loss	(9,559)	2,010	(919)	(8,468)
Interest and other income	642	—	(64)	578
Interest and other expense	(250)	—	—	(250)

Loss from continuing operations before provision for income taxes	(9,167)	2,010	(983)	(8,140)
Provision for income taxes	(544)	(540)	(37)	(1,121)

Loss from continuing operations	(9,711)	1,470	(1,020)	(9,261)

Discontinued operations:

Loss from discontinued operations, net of provision for income taxes of $(576)	—	(1,470)	37	(1,433)

Net loss	$(9,711)	$—	$(983)	$(10,694)

Basic and diluted net loss per share
Continuing operations	$(0.35)	$0.05	$(0.03)	$(0.33)
Discontinued operations	—	(0.05)	—	(0.05)

Total	$(0.35)	$—	$(0.03)	$(0.38)

Shares used in calculating basic and diluted net loss per share	28,046	—	—	28,046

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$4,761	$—	$—	$4,761
Product sales	4,755	(1,177)	(1,822)	1,756
Development contracts and other	565	(27)	—	538

Total revenues	10,081	(1,204)	(1,822)	7,055

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,951	(394)	(737)	1,820
Sales and marketing	4,296	(392)	15	3,919
Research and development	3,155	—	88	3,243
General and administrative	4,774	—	80	4,854
Amortization and impairment of intangibles	179	—	22	201
Litigation settlements, conclusions and patent license	20,750	—	—	20,750

Total costs and expenses	36,105	(786)	(532)	34,787

Operating loss	(26,024)	(418)	(1,290)	(27,732)
Interest and other income	988	—	—	988

Loss from continuing operations before provision for income taxes	(25,036)	(418)	(1,290)	(26,744)
Provision for income taxes	(7,262)	214	(76)	(7,124)

Loss from continuing operations	(32,298)	(204)	(1,366)	(33,868)

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $252	—	204	(39)	165

Net loss	$(32,298)	$—	$(1,405)	$(33,703)

Basic and diluted net loss per share
Continuing operations	$(1.10)	$(0.01)	$(0.04)	$(1.15)
Discontinued operations	—	0.01	—	0.01

Total	$(1.10)	$—	$(0.04)	$(1.14)

Shares used in calculating basic and diluted net loss per share	29,448	—	—	29,448

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$3,171	$—	$—	$3,171
Product sales	5,386	(1,040)	(602)	3,744
Development contracts and other	756	(52)	—	704

Total revenues	9,313	(1,092)	(602)	7,619

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,570	(301)	(218)	2,051
Sales and marketing	4,258	(448)	36	3,846
Research and development	2,855	—	85	2,940
General and administrative	5,084	—	27	5,111
Amortization and impairment of intangibles	170	—	32	202

Total costs and expenses	14,937	(749)	(38)	14,150

Operating loss	(5,624)	(343)	(564)	(6,531)
Interest and other income	909	—	64	973

Loss from continuing operations before provision for income taxes	(4,715)	(343)	(500)	(5,558)
Benefit for income taxes	1,624	131	148	1,903

Loss from continuing operations	(3,091)	(212)	(352)	(3,655)

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $133	—	212	(2)	210

Net loss	$(3,091)	$—	$(354)	$(3,445)

Basic and diluted net loss per share
Continuing operations	$(0.10)	$(0.01)	$(0.01)	$(0.12)
Discontinued operations	—	0.01	—	0.01

Total	$(0.10)	$—	$(0.01)	$(0.11)

Shares used in calculating basic and diluted net loss per share	30,356	—	—	30,356

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$3,461	$—	$—	$3,461
Product sales	3,851	(1,182)	(89)	2,580
Development contracts and other	843	(44)	—	799

Total revenues	8,155	(1,226)	(89)	6,840

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,086	(403)	1	1,684
Sales and marketing	3,442	(306)	209	3,345
Research and development	3,229	—	261	3,490
General and administrative	4,263	—	151	4,414
Amortization and impairment of intangibles	235	—	35	270

Total costs and expenses	13,255	(709)	657	13,203

Operating loss	(5,100)	(517)	(746)	(6,363)
Interest and other income	1,507	—	128	1,635

Loss from continuing operations before provision for income taxes	(3,593)	(517)	(618)	(4,728)
Benefit for income taxes	1,008	195	51	1,254

Loss from continuing operations	(2,585)	(322)	(567)	(3,474)

Discontinued operations:
Gain from discontinued operations, net of provision for income taxes of $192	—	322	4	326

Net loss	$(2,585)	$—	$(563)	$(3,148)

Basic and diluted net loss per share
Continuing operations	$(0.08)	$(0.01)	$(0.02)	$(0.11)
Discontinued operations	—	0.01	—	0.01

Total	$(0.08)	$—	$(0.02)	$(0.10)

Shares used in calculating basic and diluted net loss per share	30,478	—	—	30,478

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31, 2007
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$4,019	$—	$—	$4,019
Product sales	4,242	(1,609)	361	2,994
Development contracts and other	1,629	(42)	—	1,587

Total revenues	9,890	(1,651)	361	8,600

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,275	(566)	54	1,763
Sales and marketing	2,935	(317)	—	2,618
Research and development	2,518	—	73	2,591
General and administrative	3,405	—	7	3,412
Amortization and impairment of intangibles	263	—	58	321

Total costs and expenses	11,396	(883)	192	10,705

Operating income	(1,506)	(768)	169	(2,105)
Interest and other income	1,817	—	193	2,010

Income from continuing operations before provision for income taxes	311	(768)	362	(95)
Benefit for income taxes	200	352	(207)	345

Income from continuing operations	511	(416)	155	250

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $352	—	416	—	416

Net income	$511	$—	$155	$666

Basic net income per share
Continuing operations	$0.02	$(0.01)	$—	$0.01
Discontinued operations	—	0.01	—	0.01

Total	$0.02	$—	$—	$0.02

Shares used in calculating basic net income per share	30,253	—	—	30,253

Diluted net income per share
Continuing operations	$0.02	$(0.01)	$—	$0.01
Discontinued operations	—	0.01	—	0.01

Total	$0.02	$—	$—	$0.02

Shares used in calculating diluted net income per share	32,488	—	—	32,488

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30, 2007
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$2,904	$—	$—	$2,904
Product sales	5,420	(994)	(121)	4,305
Development contracts and other	1,479	(41)	—	1,438

Total revenues	9,803	(1,035)	(121)	8,647

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,563	(371)	36	2,228
Sales and marketing	2,825	(336)	(8)	2,481
Research and development	2,482	—	33	2,515
General and administrative	2,781	—	42	2,823
Amortization and impairment of intangibles	243	—	15	258

Total costs and expenses	10,894	(707)	118	10,305

Operating income	(1,091)	(328)	(239)	(1,658)
Interest and other income	1,856	—	256	2,112
Interest expense	(211)	—	—	(211)

Income from continuing operations before provision for income taxes	554	(328)	17	243
Provision for income taxes	(61)	84	(8)	15

Income from continuing operations	493	(244)	9	258

Discontinued operations:
Gain from discontinued operations, net of provision for income taxes of $84	—	244	—	244

Net income	$493	$—	$9	$502

Basic net income per share
Continuing operations	$0.02	$(0.01)	$—	$0.01
Discontinued operations	—	0.01	—	0.01

Total	$0.02	$—	$—	$0.02

Shares used in calculating basic net income per share	28,630	—	—	28,630

Diluted net income per share
Continuing operations	$0.02	$(0.01)	$—	$0.01
Discontinued operations	—	0.01	—	0.01

Total	$0.02	$—	$—	$0.02

Shares used in calculating diluted net income per share	31,399	—	—	31,399

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30, 2007
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$2,747	$—	$—	$2,747
Product sales	5,289	(1,055)	(154)	4,080
Development contracts and other	559	(42)	—	517

Total revenues	8,595	(1,097)	(154)	7,344

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,427	(366)	(98)	1,963
Sales and marketing	3,030	(409)	77	2,698
Research and development	2,513	—	57	2,570
General and administrative	3,122	—	(12)	3,110
Amortization and impairment of intangibles	242	—	54	296

Total costs and expenses	11,334	(775)	78	10,637

Operating income	(2,739)	(322)	(232)	(3,293)
Interest and other income	1,820	—	320	2,140
Interest expense	(407)	—	—	(407)

Income from continuing operations before provision for income taxes	(1,326)	(322)	88	(1,560)
Benefit for income taxes	1,502	(458)	274	1,318

Income from continuing operations	176	(780)	362	(242)

Discontinued operations:

Gain from discontinued operations, net of benefit for income taxes of $458	—	780	—	780

Net income	$176	$—	$362	$538

Basic net income per share
Continuing operations	$0.01	$(0.03)	$0.01	$(0.01)
Discontinued operations	—	0.03	$—	0.03

Total	$0.01	$—	$0.01	$0.02

Shares used in calculating basic net income per share	26,297	—	—	26,297

Diluted net income per share
Continuing operations	$0.01	$(0.03)	$0.01	$(0.01)
Discontinued operations	—	0.03	$—	0.03

Total	$0.01	$—	$0.01	$0.02

Shares used in calculating diluted net income per share	28,619	—	—	28,619

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31, 2007
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated

Revenues:
Royalty and license	$2,211	$—	$—	$2,211
Product sales	3,590	(956)	125	2,759
Development contracts and other	613	(34)	—	579

Total revenues	6,414	(990)	125	5,549

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	1,543	(262)	37	1,318
Sales and marketing	2,703	(335)	107	2,475
Research and development	2,543	—	170	2,713
General and administrative	3,259	—	79	3,338
Amortization and impairment of intangibles	254	—	17	271
Litigation settlements, conclusions and patent license	(134,900)	—	—	(134,900)

Total costs and expenses	(124,598)	(597)	410	(124,785)

Operating income	131,012	(393)	(285)	130,334
Interest and other income	361	—	—	361
Interest expense	(406)	—	—	(406)

Income from continuing operations before provision for income taxes	130,967	(393)	(285)	130,289
Provision for income taxes	(15,129)	774	(173)	(14,528)

Income from continuing operations	115,838	381	(458)	115,761

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $774	—	(381)	—	(381)

Net income	$115,838	$—	$(458)	$115,380

Basic net income per share
Continuing operations	$4.57	$0.02	$(0.02)	$4.57
Discontinued operations	—	(0.02)	—	(0.02)

Total	$4.57	$—	$(0.02)	$4.55

Shares used in calculating basic net income per share	25,343	—	—	25,343

Diluted net income per share
Continuing operations	$3.91	$0.02	$(0.02)	$3.91
Discontinued operations	—	(0.02)	—	(0.02)

Total	$3.91	$—	$(0.02)	$3.89

Shares used in calculating diluted net income per share	29,677	—	—	29,677

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures (As Revised)

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the restatement described in Note 2 to our consolidated financial statements, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2008, as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Revised),” below. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this re-evaluation and because of the material weaknesses described below, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting (as revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. In connection with the restatement discussed in Note 2 to the consolidated financial statements, our management, with the participation of our Interim CEO and our Interim CFO, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s re-assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the re-assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the following material weaknesses:

•	As set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management determined that a material weakness existed in controls over accounting for income taxes as of December 31, 2007. During fiscal 2008, we continued to lack sufficient resources with the appropriate level of technical accounting expertise in the accounting for income taxes within the accounting function and therefore were unable to accurately perform or remediate certain of the designed controls during fiscal 2008. Our management, including the interim CEO and the interim CFO, has concluded that there is a continuing presence of the material weakness with respect to income taxes or ongoing implementation of remedial actions as of December 31, 2008.

•	Revenue Recognition: Modifications to Sales Arrangements — Our controls relating to the modification of our standard sales arrangements were not designed or operating effectively as of December 31, 2008. These controls are intended to ensure that changes, written or otherwise, to the terms and conditions governing each sale are documented, approved and recorded timely and accurately. This control deficiency led to a misstatement in our consolidated financial statements which resulted in a restatement thereof.

•	Revenue Recognition: Compliance with Specified Shipping Terms — Our controls relating to the identification of and accounting for shipping terms in our sales arrangements were not operating effectively as of December 31, 2008. These controls are intended to determine the point at which title and risk of loss passes to the customer and to properly apply this information in the determination of our revenue recognition. This control deficiency led to a misstatement in our consolidated financial statements which resulted in a restatement thereof.

•	Revenue Recognition: Release of New Products for sale — Our controls relating to the release and approval for sale of new products were not operating effectively as of December 31, 2008. These controls are intended to ensure that revenue is recognized only on fully functional products which have final approval by management prior to release for sale to customers. This control deficiency led to a misstatement in our consolidated financial statements which resulted in a restatement thereof.

•	Stock-based Compensation — Our controls related to the application of forfeiture rates in the determination of stock-based compensation were not operating effectively as of December 31, 2008. This control deficiency led to a misstatement in our consolidated financial statements which resulted in a restatement thereof.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, Deloitte & Touche LLP, which audited the consolidated financial statements included in this amended Annual Report has issued an attestation report, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended December 31, 2008, there were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation

We will not be able to assess whether the steps we are taking will fully remedy the material weaknesses in our internal control over financial reporting until we have fully implemented them and a sufficient time passes in order to evaluate their effectiveness.

Subsequent to December 31, 2007 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to income taxes discussed above:

•	During the first quarter of fiscal 2008, we engaged outside consultants to advise us in areas of complex tax accounting and to design and implement controls to ensure proper communication with our personnel to obtain the needed advice and review of tax related accounting and reporting documentation.

•	In November 2008, we hired a senior tax manager who had responsibility to consider and apply proper accounting for income taxes, design and implement controls to ensure that the rationale for positions taken on certain tax matters would be adequately documented and appropriately communicated to all internal and external members of our tax team, and design and implement controls over the adjustment of the income tax accounts based on the preparation and filing of income tax returns. In June 2009, the senior tax manager departed the Company and we outsourced the preparation of the Company’s quarterly and annual tax calculations and the related financial disclosures including the rationale for recognizing the benefits of certain tax positions in the financial statements to an external provider with oversight responsibility remaining with the corporate controller. We continue to evaluate additional steps to remediate this material weakness.

Subsequent to December 31, 2008 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition discussed above:

•	We are in the process of improving our documentation of existing revenue recognition policies, including policies involving non-standard terms and conditions, multiple element arrangements, modifications to shipping terms and requests for pre-release products;

•	We have restructured our finance department such that the individuals responsible for the recognition of revenue are all located at our headquarters and report directly to the Interim CFO with clearly delineated responsibilities;

•	We have held training sessions on revenue recognition policies with the sales personnel and will continue to implement training and oversight of executive, finance, sales and operational personnel and new hires to ensure compliance with revenue recognition policies;

•	We have redesigned the quarterly sub-certification process to cover a wider variety of topics that could affect the financial statements and added more employees to this certification process;

•	We have implemented a process of obtaining quarterly certifications from all sales personnel certifying that they are not aware of any side agreements modifying our standard terms of contracts;

•	We have implemented a process of obtaining, on an annual basis, signed acknowledgments from each employee that he or she has read and is in compliance with our code of ethics and employee handbook;

•	We have improved our legal and financial review process of all sales order packages for all terms and conditions prior to shipment, and

•	We are in the process of automating the approval process for the release of all products in development to production, which approval process requires the approval of finance personnel.

In addition, we continue to take the steps set forth in the remedial plan approved by the Audit Committee as further discussed in the Explanatory Note.

Subsequent to December 31, 2008 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to the calculation of stock-based compensation discussed above:

•	We are in the process of adding a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, including upon upgrades to new versions of the software, and to ensure timely review of the technical updates to the software.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited Immersion Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company’s controls over accounting for income taxes did not operate effectively. In particular, errors were detected in the tax calculations for the quarterly and annual financial statements.

•	The Company lacks sufficient resources with the appropriate level of technical accounting expertise in the accounting for income taxes within the accounting function.

•	The Company’s controls relating to the identification of modifications to standard sales arrangements were not designed or operating effectively.

•	The Company’s controls over the identification of and accounting for shipping terms in its sales arrangements were not operating effectively.

•	The Company’s controls over the proper review and accounting for revenue transactions containing deliverables that were not available or not fully functional were not designed or operating effectively.

•	The Company’s controls relating to the application of forfeiture rates in the determination of stock-based compensation were not operating effectively.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 (February 8, 2010 as to the effects of the restatement discussed in Note 2 and discontinued operations discussed in Note 13 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the restatement.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 9, 2009 (February 8, 2010 as to the effects of the additional material weaknesses related to stock-based compensation expense and revenue recognition described in Managements’ Report on Internal Controls Over Financial Reporting (as revised)).

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

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K/A and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2009 annual stockholders’ meeting.

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

Schedule II — Valuation and Qualifying Accounts	Page 122

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1		Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2		Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

10.1		1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1	333-86361		September 1, 1999

10.2		1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10	.3#	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996.	S-1/A	333-86361		November 12, 1999

10	.4#	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10	.5#	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.6		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361		October 5, 1999

10.7		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.	10-Q	000-27969		May 15, 2000

10.8		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000.	10-Q	000-27969		May 15, 2000

10.9		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan.	S-4	333-45254		September 6, 2000

10.10		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969		October 13, 2000

10.11		Logitech Letter Agreement dated September 26, 2000.	10-K	000-27969		April 2, 2001

10.12		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999.	10-K	000-27969		April 2, 2001

10.13		Haptic Technologies, Inc. 2000 Stock Option Plan.	S-4	333-45254		September 6, 2000

10	.14#	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001.	10-K	000-27969		March 28, 2002

10	.15#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607		September 8, 2003

10	.16#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		February 13, 2004

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.17		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004.	S-3/A	333-108607		March 24, 2004

10.18		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		March 24, 2004

10.19		Form of Indemnity Agreement.	S-3/A	333-108607		March 24, 2004

10.20		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein.	8-K	000-27969		December 27, 2004

10	.21*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler.	10-K	000-27969		March 11, 2005

10	.22#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969		March 1, 2007

10.23		2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969		June 12, 2007

10	.24*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007.	8-K	000-27969		June 15, 2007

10	.25*	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Stephen Ambler.	10-Q	000-27969		August 8, 2008

10.26		The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10.27		Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10	.28*	Resignation agreement and general release of claims dated April 28, 2008 by and between Immersion Corporation and Victor Viegas.	10-Q	000-27969		August 8, 2008

10	.29*	Retention and ownership change event agreement dated April 17, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.30*	Restated Offer of Employment with Immersion Corporation effective April 28, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.31*	Executive Incentive Plan dated August 7, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		November 7, 2008

10.32		Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969		November 7, 2008

10	.33*	Offer Letter dated November 25, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10	.34*	Retention and Ownership Change Event Agreement dated December 4, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10.35		Second Amendment to Lease between Irvine Company, as successor-in-interest to WW&LJ Gateways, Ltd. and Immersion Corporation dated January 15, 2009.	8-K	000-27969		February 5, 2009

10.36		Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969		March 4, 2009

21.1		Subsidiaries of Immersion Corporation.	8-K	000-27969		March 9, 2009

23.1		Consent of Independent Registered Public Accounting Firm.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ HENRY HIRVELA
Henry Hirvela
Interim Chief Financial Officer

Date: February 8, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and Henry Hirvela, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Amendment No. 1 to Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	Interim Chief Executive Officer and Director	February 8, 2010

/s/ HENRY HIRVELA Henry Hirvela	Interim Chief Financial Officer	February 8, 2010

/s/ JOHN HODGMAN John Hodgman	Director	February 8, 2010

/s/ JACK SALTICH Jack Saltich	Director	February 8, 2010

/s/ EMILY LIGGETT Emily Liggett	Director	February 8, 2010

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	February 8, 2010

/s/ ANNE DEGHEEST Anne DeGheest	Director	February 8, 2010

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period
	(In thousands)

Year ended December 31, 2008
Allowance for doubtful accounts	$85	$354	$3	$436
Year ended December 31, 2007
Allowance for doubtful accounts	$139	$(33)	$21	$85
Year ended December 31, 2006
Allowance for doubtful accounts	$383	$(164)	$80	$139