Form 10-Q/A
period 2009-03-31
IMMERSION CORP
filed 2010-02-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

IMMERSION CORPORATION

EXPLANATORY NOTE REGARDING RESTATEMENT
     Immersion Corporation is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed May 6, 2009 (the “Original Filing”) to amend and restate the following previously-filed condensed consolidated financial statements (and related disclosures) (the “Restatement”): (1) our condensed consolidated balance sheet as of March 31, 2009 and the related condensed consolidated statements of operations and cash flows for each of the fiscal quarters ended March 31, 2009 and 2008 contained in Part I Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for our fiscal quarters ended March 31, 2009 and 2008 contained in Part I, Item 2 of this Amendment. The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the quarter ended March 31, 2009 that there were errors in 1) the recording of revenue transactions from our Medical line of business; 2) the recording of stock-based compensation expense; 3) the recording of interest income arising from future installments due from Sony Computer Entertainment determined under the interest method; (4) the recording of amortization and impairment of patents; all of which affected the quarters ended March 31, 2009 and 2008; and (5) The Company’s accounting of certain warrants to purchase company common stock subsequent to the adoption of a new accounting standard in the quarter ended March 31, 2009; and therefore our unaudited condensed consolidated financial statements required restatement. In addition, as part of the Restatement, we have corrected other errors that were not significant individually or in the aggregate. Refer to Note 2 to the condensed consolidated financial statements included in Item 1 for further discussion of the Restatement.
     Financial information related to the interim periods ended March 31, 2009 and 2008 included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by us and all related earnings press releases and similar communications issued by us related to these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.
     As announced on July 1, 2009, the Audit Committee of our Board of Directors, assisted by legal counsel and independent forensic accountants, commenced and has now completed, an independent investigation into certain previous revenue transactions in our Medical line of business to determine whether revenue recognition was proper, and whether our internal controls relating to revenue recognition are sufficient. On August 10, 2009, we announced that the Audit Committee determined that we would restate our financial statements for the fiscal year ended December 31, 2008, and the interim periods therein and for the first quarter of fiscal 2009, ended March 31, 2009, as a result of errors in those financial statements.
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
     During the course of the investigation and preparation of the restatement, we also identified additional transactions in the fiscal years ended December 31, 2007 and 2006 for which revenue should have been reversed and recognized in future periods as a result of premature recognition of revenue for products sold with FOB Destination or other similar shipping terms. In addition, we also identified certain errors in the amortization and impairment of patents for the years ended December 31, 2008, 2007, 2006 and prior years and have corrected these amounts in this Amendment. Finally, we identified errors in the accounting of warrants to purchase company common stock related to the adoption of a new accounting standard in the first quarter of 2009.

     Background of the Restatements
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
     The investigation included review of revenue recorded in the Medical line of business in fiscal 2008 and the first quarter of fiscal 2009. During the course of the investigation, the investigation team under the supervision of Audit Committee collected and reviewed more than 15,000 pages of hard copy documents from individual custodians, department files and central files, and also collected and searched more than 1.2 million electronically stored files. The investigation team under the supervision of the Audit Committee conducted interviews of 17 current and former employees and third-party providers. The information obtained through this investigation was analyzed in conjunction with accounting records. From this and other information, certain transactions were identified and tested for compliance with our revenue recognition policies. Testing procedures included review of customer contracts, customer correspondence and emails, sales quotes, customer purchase orders, shipping documentation, invoices, and cash receipts.
     On August 10, 2009, we concluded that as a result of the errors indentified in the investigation, we would restate our financial statements for fiscal year 2008 and the interim periods therein and the first quarter of 2009, and that our previously filed financial statements for these periods should not be relied on. Also on August 10, 2009, we filed a Current Report on Form 8-K with the SEC disclosing the restatement and the non-reliance on our previously published financial information for fiscal year 2008 and the interim periods therein and the first quarter of 2009.
     Restatement of Stock-Based Compensation Expense
     In September 2009, we upgraded to a new version of the software that automates the administration of our employee equity programs and calculates our stock-based compensation expense. Following the upgrade, we identified differences in the stock-based compensation expense of prior periods and, after reviewing such differences, identified an error in our accounting for stock-based compensation expense. Specifically, the prior version of the software incorrectly calculated stock-based compensation expense by continuing to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested, resulting in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The accounting error relates to the timing of the recognition of the stock-based compensation, but does not change the aggregate amount of stock-based compensation expense to be recognized.

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
     On February 8, 2010, we filed Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and this Form 10-Q/A. We also issued a press release and filed a Current Report on Form 8-K to announce the final restated financial information and conclusions of the Audit Committee’s investigation.
     Findings and Recommendations Related to Revenue Recognition in the Medical Line of Business
     Side Agreement
     As discussed above, the Audit Committee determined that a vice president of international sales for the Medical line of business may have made certain commitments to a customer in the form of an undisclosed apparent side agreement dated in the fourth quarter of fiscal 2008. The customer and we had previously executed a distribution agreement in May 2008, and the customer entered into various sales transactions with us, both before and after the date of the apparent side agreement, each of which was reviewed during the investigation. As more fully described in Amendment No. 1 to the Annual Report on Form 10-K filed on February 8, 2010, the Company concluded that revenue had not been appropriately recognized on certain transactions resulting in restatement adjustments to revenue in various reporting periods. Revenue in the quarters ended March 31, 2008 and 2009 were not impacted by these findings. Bad debt expense and allowance for doubtful accounts of $623,000 previously recorded in the quarter ended March 31, 2009 relating to revenues that had been inappropriately recorded in earlier periods were reversed.

     Commitment of Deliverables that are Unavailable or Lacked Functionality
     In reviewing the transactions where sales personnel in our Medical line of business had made commitments by us to provide products that were not available or products that included components that were not fully developed at the time of sale, we concluded that revenue was not appropriately recognized. Accordingly, a total of $468,000 recorded in fiscal 2008 has been deferred and recognized in the first quarter of 2009.
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
     As a result, a net increase in revenue in the amount of $67,000 was recorded in the first quarter of 2009. This represents an increase of revenue of approximately $536,000 originally recorded in earlier periods that has been recorded in the first quarter of 2009 and a decrease of $469,000 of revenue originally recorded in the first quarter of 2009 that has been reversed and is expected to be recognized in future periods. Bad debt and allowance for doubtful accounts originally recorded in the first quarter of 2009 in the amount of $52,000 were also reversed. Approximately $80,000 of revenue recorded in the first quarter of 2008 was reversed and is to be recorded in subsequent periods.
     Other Impact of Revenue Adjustments
     As a result of the adjustments to revenues discussed above, cost of product sales increased by $118,000 for the quarter ended March 31, 2009 and commission expense increased by $86,000 for the quarter ended March 31, 2009. Also, as a result of the deferral of certain revenues, we recorded deferred cost of goods sold in the amount of $1.1 million at March 31, 2009 which is reported as prepaid expenses and other current assets on the balance sheet. As a result of the adjustment to revenues discussed above, cost of product sales decreased by $21,000 for the quarter ended March 31, 2008. There was no other impact on these accounts for the quarter ended March 31, 2008.
     Other Errors in Condensed Consolidated Financial Statements
     We also corrected the condensed consolidated financial statements for the following items:
•	Stock-Based Compensation Expense. As described above, we identified a software-based error in our calculated stock-based compensation expense. The previous version of software used to calculate stock-based compensation expense incorrectly continued to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested. This error resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. We recorded additional stock-based compensation expense of $163,000 and $643,000 for the first quarter of 2009 and 2008, respectively.

•	Interest Income. As described above, we identified an error in the accounting relating to the timing of the recognition of interest income with respect to our patent license with Sony Computer Entertainment. Accordingly, we recorded additional interest income of approximately $128,000 in the first quarter of 2008 and a reduction in interest income of approximately $128,000 in the first quarter of 2009. This accounting error related to the timing of the recognition of interest income but does not change the overall interest income to be recognized.

•	Amortization and Impairment of Intangibles. We identified instances where we had not commenced amortization of patents in the periods the patents were granted. In addition, we identified certain patent applications that were abandoned but had not been previously identified as such and have corrected this error by increasing amortization and impairment of intangibles by $19,000 and $35,000 in the quarters March 31, 2009 and 2008, respectively. Finally we identified that a change in the way we were amortizing our patents implemented in the first quarter of 2009 should not have been recorded; as a result we have decreased amortization of intangibles by $180,000 for the first quarter of 2009.

•	Warrants. As further described under the heading “Warrants” in Note 2 of the Notes to the Condensed Consolidated Financial Statements for the period ended March 31, 2009 we should have adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), as codified in FASB ASC topic 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective January 1, 2009. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of our common stock issued in 2004 that were previously classified as Warrants have been corrected for the adoption of EITF 07-5 and classified to Other Current Liabilities and Retained Earnings effective January 1, 2009 due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expire on December 23, 2009 and the fair value balance of the remaining liability will be marked to market and recognized at each balance sheet date in non-operating income. As compared to amounts previously reported, we corrected the condensed consolidated financial statements to reflect the adoption of EITF 07-5 and recorded a decrease of $1.7 million to Warrants, an addition of $517,000 to Other Current Liabilities and $1.2 million to Retained Earnings as a cumulative effect of a change in accounting principle to our balance sheet as of January 1, 2009. We estimated the fair value of these warrant derivative liabilities using a Black-Scholes model as of March 31, 2009 to be $37,000 and recorded a credit of $480,000 in our condensed consolidated statement of operations in non-operating income for the quarter ended March 31, 2009.

     Impact of Corrections on Previously Issued Condensed Consolidated Financial Statements
     Our accompanying condensed consolidated financial statements have been restated resulting from the restatement adjustments described above, as follows:

	Detailed Components of Revenue Transaction Adjustments
	($ in thousands)
						Total Impact of Revenue
	Revenue		Cost of Product Sales	Bad Debt Expense	Commission Expense	Adjustments

Three months ended March 31, 2009
Increase (Decrease)	$528	(1)	$(118)	$675	$(86)	$999

Three months ended March 31, 2008
Increase (Decrease)	$(89)	(2)	$21	$-	$-	$(68)
(1) For three months ended March 31, 2009, reflects increase of $468,000 in revenue as discussed in “Commitment of Deliverables that are Unavailable or Lacked Functionality,” a net increase in revenue of $67,000 as discussed in “Additional Transactions Analyzed” and decrease of $7,000 in revenue due to insignificant warranty adjustment.
(2) For three months ended March 31, 2008, reflects decrease of $80,000 in revenue as discussed in “Additional Transactions Analyzed” and a net decrease of $9,000 in revenue due to warranty adjustment.

	Summary of Impact of Restatement Adjustments
								Loss From

								Continuing

	Loss from Continuing Operations Before Provision for Income Taxes							Operations

	Revenue
	Transaction				Amortization		Income	Total
	Adjustments	Interest	Stock-based	Warrant	and Impairment		Tax	Adjustments
	(1)	Income	Compensation	Liability	of Intangibles	Total	Effect	Net of Tax
	($ in thousands)

Three months ended March 31, 2009
Increase (Decrease)	$999	$(128)	$(163)	$480	$161	$1,349	$-	$1,349

Three months ended March 31, 2008
Increase (Decrease)	$(68)	$128	$(643)	$-	$(35)	$(618)	$51	$(567)

(1)	See table above

Internal Control Deficiencies
          As further discussed in Part II, Item 9 of our Form 10-K/A for the year ended December 31, 2008 under the caption “Controls and Procedures,” during the course of its investigation, the Audit Committee identified internal control deficiencies relating primarily to the failure to communicate complete information regarding certain sales transactions containing non-standard terms among sales, finance, accounting, legal and members of senior management.
As a result of its investigation, our Audit Committee has made recommendations to the Board of Directors and management and those recommendations have been approved. These recommendations include: (i) enhancing policies and procedures relating to revenue recognition, including updating and distributing existing revenue recognition policies, more formalized delineation of roles and responsibilities for employees involved in revenue recognition, quarterly reviews to include reviews of a larger percentage of sales transactions, more robust documentation of quarterly review findings and more formalized processes requiring sales organization to notify finance and obtain corporate approval of non-standard terms; (ii) enhanced policies and procedures relating to product development, including quarterly meetings between finance, R&D and sales to discuss product development roadmap and timing of new product releases; and (iii) enhanced training and oversight, including annual revenue recognition training for all executive, finance, sales and operational personnel, new hire and recurring training held annually, code of ethics training, review of existing commission and bonus plans to recommend changes consistent with findings of the investigation and the creation of an internal audit function. Management has provided the Audit Committee with a formal remediation plan based on the foregoing that the Audit Committee has approved and management is currently implementing. Further, management identified other material weaknesses as a result of their review of the internal controls over financial reporting which are more fully described in Item 4. The following items in this report have been amended as a result of the Restatement:
Part I:
     Item 1: Financial Statements
     Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Item 4: Controls and Procedures
Part II:
     Item 1A: Risk Factors
          For convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect the Restatement. We have not modified or updated disclosures presented in our original quarterly report on Form 10-Q, except as required to reflect the effects of this Restatement. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 6, 2009. References to the quarterly report on Form 10-Q herein shall refer to the quarterly report on Form 10-Q originally filed on May 6, 2009.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$36,997	$64,769
Short-term investments	43,933	20,974
Accounts receivable (net of allowances for doubtful accounts of: March 31, 2009 — $279 and December 31, 2008 — $436	4,025	6,114
Inventories, net	4,431	3,757
Deferred income taxes	311	311
Prepaid expenses and other current assets	4,301	4,344

Total current assets	93,998	100,269
Property and equipment, net	4,379	3,827
Intangibles and other assets, net	10,064	9,491

Total assets	$108,441	$113,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,460	$2,842
Accrued compensation	2,242	2,920
Other current liabilities	3,310	3,493
Deferred revenue and customer advances	8,303	8,042

Total current liabilities	16,315	17,297
Long-term deferred revenue	16,916	15,989
Deferred income tax liabilities	311	311
Other long-term liabilities	217	212

Total liabilities	33,759	33,809

Contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: March 31, 2009 — 30,733,728 and December 31, 2008 — 30,674,045; shares outstanding: March 31, 2009 — 27,945,859 and December 31, 2008 — 27,887,482	169,485	167,870
Warrants	11	1,731
Accumulated other comprehensive income	40	109
Accumulated deficit	(76,457)	(71,543)
Treasury stock at cost: March 31, 2009 — 2,787,869 shares and December 31, 2008 — 2,786,563 shares	(18,397)	(18,389)

Total stockholders’ equity	74,682	79,778

Total liabilities and stockholders’ equity	$108,441	$113,587

(1)	See Note 2 “Restatement of the Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	As Restated (1)	As Restated (1)
Revenues:
Royalty and license	$3,781	$3,461
Product sales	3,279	2,580
Development contracts and other	446	799

Total revenues	7,506	6,840

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	1,251	1,684
Sales and marketing	4,284	3,345
Research and development	3,929	3,490
General and administrative	4,384	4,414
Amortization and impairment of intangibles	215	270
Restructuring costs	646	—

Total costs and expenses	14,709	13,203

Operating loss	(7,204)	(6,363)
Change in fair value of warrant liability	480	—
Interest and other income	302	1,635

Loss from continuing operations before provision for income taxes	(6,421)	(4,728)
Benefit (provision) for income taxes	(91)	1,254

Loss from continuing operations	(6,512)	(3,474)
Discontinued operations (Note 10):
Gain on sales of discontinued operations net of provision for income taxes of $0	167	—
Gain from discontinued operations, net of provision for income taxes of $150 and $192 as of March 31, 2009 and 2008, respectively	235	326

Net loss	$(6,110)	$(3,148)

Basic and diluted net loss per share
Continuing operations	$(0.23)	$(0.11)
Discontinued operations	0.01	0.01

Total	$(0.22)	$(0.10)

Shares used in calculating basic and diluted net loss per share	27,924	30,478

(1)	See Note 2 “Restatement of the Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
	As Restated (1)	As Restated (1)
Cash flows from operating activities:
Net loss	$(6,110)	$(3,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390	260
Amortization and impairment of intangibles	215	270
Stock-based compensation	1,404	1,607
Excess tax benefits from stock-based compensation	—	(107)
Realized gain on short-term investments	—	(81)
Change in fair value of warrant liability	(480)	—
Allowance for doubtful accounts	(156)	(12)
Loss on disposal of equipment	2	—
Gain on sales of discontinued operations	(167)	—
Changes in operating assets and liabilities:
Accounts receivable	2,241	2,300
Inventories	(818)	(390)
Deferred income taxes	—	(306)
Prepaid expenses and other current assets	44	(1,233)
Other assets	—	(3)
Accounts payable	(469)	541
Accrued compensation and other current liabilities	(1,297)	521
Income taxes payable	2	(412)
Deferred revenue and customer advances	1,187	1,871
Other long-term liabilities	5	12

Net cash provided by (used in) operating activities	(4,007)	1,690

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(33,962)	—
Maturities of short-term investments	11,000	49,657
Additions to intangibles	(542)	(508)
Purchases of property and equipment	(580)	(280)
Proceeds from sales of discontinued operations	167	—

Net cash provided by (used in) investing activities	(23,917)	48,869

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	134	168
Exercise of stock options and warrants	70	659
Excess tax benefits from stock-based compensation	—	107

Net cash provided by financing activities	204	934

Effect (decreases) of exchange rates on cash and cash equivalents	(52)	(5)

Net increase in cash and cash equivalents	(27,772)	51,488
Cash and cash equivalents:
Beginning of the period	64,769	86,493

End of the period	$36,997	$137,981

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$761

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$1,090	$—

Shares issued upon vesting of restricted stock units	$22	$—

(1)	See Note 2 “Restatement of the Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.
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
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim period have been included.
     The results of operations for the interim periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
     Revenue Recognition
     The Company recognizes revenues in accordance with applicable accounting standards, including Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB No. 104”); Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”); and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21 and SOP No. 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussion regarding “Multiple element arrangements” below.
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
          Warrants — In June 2008, EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” was issued. EITF 07-5 specifies a procedure to determine if an instrument is indexed to a company’s own common stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Under EITF 07-5, the Company recalculates the fair value of certain warrants using the Black-Scholes option pricing model, and establishes a related derivative liability with an offset to common stock on the balance sheet with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. See Note 2 for disclosure of the cumulative effect of adoption. Subsequent adjustments to the fair value of the derivative liability are accounted for as other income.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will be applied prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) will depend on the nature and extent of any business combinations occurring on or after January 1, 2009.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
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

2.	RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2009, the Company’s management determined that errors existed in its previously issued financial statements. As a result, the accompanying condensed consolidated financial statements for the quarters ended March 31, 2009 and 2008 have been restated from amounts previously reported. The following summarizes the nature of the errors and the effects on the condensed consolidated financial statements.
     Revenue Transactions
     Side Agreement
     The Company determined that certain commitments may have been made to a customer of its Medical line of business in the form of an undisclosed apparent side agreement dated in the fourth quarter of fiscal 2008. The customer and the Company had previously executed a distribution agreement in May 2008, and the customer entered into various sales transactions with the Company, both before and after the date of the apparent side agreement. The Company concluded that revenue should not have been recognized on certain transactions resulting in restatement adjustments to revenue in various reporting periods for the following reasons: (i) in certain circumstances, the product remained in a third-party warehouse and was not shipped to the customer until after the quarter in which revenue was recognized; (ii) a previously undisclosed apparent side agreement caused the terms of earlier transactions to be deemed not final until the distribution agreement between the customer and the Company was terminated; (iii) in certain circumstances, the Company had conflicting exclusivity arrangements in effect during the quarters when the Company was recognizing revenue for transactions with such customer; and (iv) concessions related to extended payment terms caused the amount to not be fixed and determinable. Although revenue in the quarters ended March 31, 2008 and 2009 were not impacted by these findings, the Company recorded a restatement adjustment to reverse the bad debt expense and allowance for doubtful accounts of $623,000 previously recorded in the quarter ended March 31, 2009 relating to revenues that had been inappropriately recorded in earlier periods.
     Commitment of Deliverables that were Unavailable or Lack Functionality
     Certain sales in the Medical line of business included commitments by the Company to provide products that were not available or products that included components that were not fully developed at the time of sale. As a result, the Company concluded that revenue was not appropriately recognized. Accordingly, certain revenues of $468,000 recorded in fiscal 2008 should have been deferred and has been recognized in the first quarter of 2009.

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
     As a result, a net increase in revenue in the amount of $67,000 was recorded in the first quarter of 2009. This included an increase in revenue of approximately $536,000 originally recorded in earlier periods that has been recorded in the first quarter of 2009 and a decrease of $469,000 of revenue originally recorded in the first quarter of 2009 that has been reversed and is expected to be recognized in future periods. Bad debt and allowance for doubtful accounts originally recorded in the first quarter of 2009 in the amount of $52,000 were also reversed. Approximately $80,000 of revenue recorded in the first quarter of 2008 was reversed and will be recorded in subsequent periods.
     Other Impact of Revenue Adjustments
     As a result of the adjustments to revenues discussed above, cost of product sales increased by $118,000 for the quarter ended March 31, 2009 and commission expense increased by $86,000 for the quarter ended March 31, 2009. Also, as a result of the deferral of certain revenues, the Company recorded deferred cost of goods sold in the amount of $1.1 million at March 31, 2009 which is reported as prepaid expenses and other current assets on the balance sheet. As a result of the adjustment to revenues discussed above, cost of product sales decreased by $21,000 for the quarter ended March 31, 2008. There was no other impact on these accounts for the quarter ended March 31, 2008.
     Other Errors in Condensed Consolidated Financial Statements
     The Company also corrected the condensed consolidated financial statements for the following items:
•	Stock-Based Compensation Expense. The Company identified a software-based error in its calculated stock-based compensation expense. The previous version of software used to calculate stock-based compensation expense incorrectly continued to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested. This error resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The Company recorded additional stock-based compensation expense of $163,000 and $643,000 for the first quarter of 2009 and 2008, respectively.
•	Interest Income. The Company identified an error in the accounting relating to the timing of the recognition of interest income with respect to its patent license with Sony Computer Entertainment. Accordingly, the Company recorded additional interest income of approximately $128,000 in the first quarter of 2008 and a reduction in interest income of approximately $128,000 in the first quarter of 2009. This accounting error related to the timing of the recognition of interest income but does not change the overall interest income to be recognized.

•	Amortization and Impairment of Intangibles The Company identified instances where it had not commenced amortization of patents in the periods the patents were granted. In addition, the Company identified certain patent applications that were abandoned but had not been previously identified as such and has corrected this error by increasing amortization and impairment of intangibles by $19,000 and $35,000 in the quarters ended March 31, 2009 and 2008, respectively. Finally, we identified that a change in the way the Company was amortizing its patents implemented in the first quarter of 2009 should have not been recorded; as a result, the Company has decreased amortization of intangibles by $180,000 for the first quarter of 2009.
•	Warrants. The Company should have adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), as codified in FASB ASC topic 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective January 1, 2009. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of the Company’s common stock issued in 2004 that were previously classified as Warrants have been corrected for the adoption of EITF 07-5 and classified to Other Current Liabilities and Retained Earnings effective January 1, 2009 due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expire on December 23, 2009 and the fair value balance of the remaining liability will be marked to market and recognized at each balance sheet date in non-operating income through the end of 2009. As compared to amounts previously reported, the Company corrected the condensed consolidated financial statements to reflect the adoption of EITF 07-5 and recorded a decrease of $1.7 million to Warrants, an addition of $517,000 to Other Current Liabilities and $1.2 million to Retained Earnings as a cumulative effect of a change in accounting principle to its balance sheet as of January 1, 2009. The Company estimated the fair value of these warrant derivative liabilities using a Black-Scholes model as of March 31, 2009 to be $37,000 and recorded a credit of $480,000 in its condensed consolidated statement of operations in non-operating income for the quarter ended March 31, 2009.
     Impact of Corrections on Previously Issued Condensed Consolidated Financial Statements
     The Company’s accompanying condensed consolidated financial statements have been restated resulting from the restatement adjustments described above, as follows:

			Detailed Components of Revenue Transaction Adjustments
			($ in thousands)

						Total Imapact of Revenue
	Revenue		Cost of Product Sales	Bad Debt Expense	Commission Expense	Adjustments

Three months ended March 31, 2009
Increase (Decrease)	$528	(1)	$(118)	$675	$(86)	$999

Three months ended March 31, 2008
Increase (Decrease)	$(89)	(2)	$21	$-	$-	$(68)

(1) For three months ended March 31, 2009, reflects increase of $468,000 in revenue as discussed in “Commitment of Deliverables that are Unavailable or Lacked Functionality,” a net increase in revenue of $67,000 as discussed in “Additional Transactions Analyzed” and decrease of $7,000 in revenue due to warranty adjustment.

(2) For three months ended March 31, 2008, reflects decrease of $80,000 in revenue as discussed in “Additional Transactions Analyzed” and a net decrease of $9,000 in revenue due to warranty adjustment.

	Summary of Impact of Restatement Adjustments
								Loss From

								Continuing

	Loss from Continuing Operations Before Provision for Income Taxes							Operations

	Revenue
	Transaction				Amortization		Income	Total
	Adjustments	Interest	Stock-based	Warrant	and Impairment		Tax	Adjustments
	(1)	Income	Compensation	Liability	of Intangibles	Total	Effect	Net of Tax
	($ in thousands)

Three months ended March 31, 2009
Increase (Decrease)	$999	$(128)	$(163)	$480	$161	$1,349	$-	$1,349

Three months ended March 31, 2008
Increase (Decrease)	$(68)	$128	$(643)	$-	$(35)	$(618)	$51	$(567)

(1)	See table above

     The following tables present the impact of the restatement on the Company’s previously issued condensed consolidated balance sheet as of March 31, 2009 and its condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2009 and 2008.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	As of March 31, 2009
	As
	Previously	Restatement	As

	Reported	Adjustments	Restated

ASSETS
Current assets:
Cash and cash equivalents	$36,997	$-	$36,997
Short-term investments	43,933	-	43,933
Accounts receivable, net	4,064	(39)	4,025
Inventories, net	4,136	295	4,431
Deferred income taxes	226	85	311
Prepaid expenses and other current assets	3,205	1,096	4,301

Total current assets	92,561	1,437	93,998
Property and equipment, net	4,379	-	4,379
Intangibles, net and other assets	10,358	(294)	10,064

Total assets	$107,298	$1,143	$108,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,460	$-	$2,460
Accrued compensation	2,248	(6)	2,242
Other current liabilities	3,247	63	3,310
Deferred revenue and customer advances	5,883	2,420	8,303

Total current liabilities	13,838	2,477	16,315
Long-term deferred revenue	17,685	(769)	16,916
Deferred income tax liabilities	226	85	311
Other long-term liabilities	217	-	217

Total liabilities	31,966	1,793	33,759

Stockholders’ equity:

Common stock and additional paid-in capital	167,337	2,148	169,485
Warrants	1,724	(1,713)	11
Accumulated other comprehensive income	40	-	40
Accumulated deficit	(75,372)	(1,085)	(76,457)
Treasury stock at cost	(18,397)	-	(18,397)

Total stockholders’ equity	75,332	(650)	74,682

Total liabilities and stockholders’ equity	$107,298	$1,143	$108,441

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except for per share amounts)

	Three Months Ended March 31, 2009

	As Previously	Restatement	As

	Reported	Adjustments	Restated
Revenues:
Royalty and license	$3,781	$-	$3,781
Product sales	2,751	528	3,279
Development contracts and other	446	-	446

Total revenues	6,978	528	7,506

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	1,126	125	1,251
Sales and marketing	4,760	(476)	4,284
Research and development	3,904	25	3,929
General and administrative	4,366	18	4,384
Amortization and impairment of intangibles	376	(161)	215
Restructuring costs	646	-	646

Total costs and expenses	15,178	(469)	14,709

Operating loss	(8,200)	997	(7,203)
Change in fair value of warrant liability	-	480	480
Interest and other income	430	(128)	302

Loss from continuing operations before provision for income taxes	(7,770)	1,349	(6,421)
Provision for income taxes	(91)	-	(91)

Loss from continuing operations	(7,861)	1,349	(6,512)

Discontinued operations:

Gain on sales of discontinued operations net of provision for income taxes of $0	167	-	167
Gain from discontinued operations, net of provision for income taxes of $150	235	-	235

Net loss	$(7,459)	$1,349	$(6,110)

Basic and diluted net loss per share

Continuing operations	$(0.28)	$0.05	$(0.23)
Discontinued operations	0.01	-	0.01

Total	$(0.27)	$0.05	$(0.22)

Shares used in calculating basic and diluted net loss per share	27,924	-	27,924

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months ended March 31, 2009
	As

	Previously	Restatement	As

	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(7,459)	$1,349	$(6,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	390	-	390
Amortization and impairment of intangibles	376	(161)	215
Stock-based compensation	1,241	163	1,404
Change in fair value of warrant liability	-	(480)	(480)
Allowance for doubtful accounts	519	(675)	(156)
Loss on disposal of equipment	2	-	2
Gain on sales of discontinued operations	-	(167)	(167)
Changes in operating assets and liabilities:
Accounts receivable	2,242	(1)	2,241
Inventories	(884)	66	(818)
Prepaid expenses and other current assets	20	24	44
Accounts payable	(469)	-	(469)
Accrued compensation and other current liabilities	(1,382)	85	(1,297)
Income taxes payable	2	-	2
Deferred revenue and customer advances	1,557	(370)	1,187
Other long-term liabilities	5	-	5

Net cash used in operating activities	(3,840)	(167)	(4,007)

Cash flows used in investing activities:
Purchases of short-term investments	(33,962)	-	(33,962)
Maturities of short-term investments	11,000	-	11,000
Additions to Intangibles	(542)	-	(542)
Purchases of property and equipment	(580)	-	(580)
Proceeds from sales of discontinued operations	-	167	167

Net cash used in investing activities	(24,084)	167	(23,917)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	134	-	134
Exercise of stock options and warrants	70	-	70

Net cash provided by financing activities	204	-	204

Effect (decrease) of exchange rates on cash and cash equivalents	(52)	-	(52)

Net decrease in cash and cash equivalents	(27,772)	-	(27,772)
Cash and cash equivalents:
Beginning of the period	64,769	-	64,769

End of the period	$36,997	$-	$36,997

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$1,090	$-	$1,090

Shares issued upon vesting of restricted stock units	$22	$-	$22

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31, 2008

	As Previously	Restatement	As

	Reported	Adjustments	Restated

Revenues:
Royalty and license	$3,461	$-	$3,461
Product sales	2,669	(89)	2,580
Development contracts and other	799	-	799

Total revenues	6,929	(89)	6,840

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	1,683	1	1,684
Sales and marketing	3,136	209	3,345
Research and development	3,229	261	3,490
General and administrative	4,263	151	4,414
Amortization and impairment of intangibles	235	35	270

Total costs and expenses	12,546	657	13,203

Operating loss	(5,617)	(746)	(6,363)
Interest and other income	1,507	128	1,635

Loss from continuing operations before provision for income taxes	(4,110)	(618)	(4,728)
Benefit for income taxes	1,203	51	1,254

Loss from continuing operations	(2,907)	(567)	(3,474)

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $192	322	4	326

Net loss	$(2,585)	$(563)	$(3,148)

Basic and diluted net loss per share

Continuing operations	$(0.09)	$(0.02)	$(0.11)
Discontinued operations	0.01	-	0.01

Total	$(0.08)	$(0.02)	$(0.10)

Shares used in calculating basic and diluted net loss per share	30,478	-	30,478

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months ended March 31, 2008
	As
	Previously		As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(2,585)	$(563)	$(3,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	260	-	260
Amortization and impairment of intangibles	235	35	270
Stock-based compensation	964	643	1,607
Excess tax benefits from stock-based compensation	(107)	-	(107)
Realized gain on short-term investments	(81)	-	(81)
Allowance for doubtful accounts	(12)	-	(12)
Changes in operating assets and liabilities:
Accounts receivable	2,220	80	2,300
Inventories	(369)	(21)	(390)
Deferred income taxes	(251)	(55)	(306)
Prepaid expenses and other current assets	(1,234)	1	(1,233)
Other assets	(3)	-	(3)
Accounts payable	541	-	541
Accrued compensation and other current liabilities	521	-	521
Income taxes payable	(412)	-	(412)
Deferred revenue and customer advances	1,991	(120)	1,871
Other long-term liabilities	12	-	12

Net cash provided by operating activities	1,690	-	1,690

Cash flows provided by investing activities:
Maturities of short-term investments	49,657	-	49,657
Additions to intangibles	(508)	-	(508)
Purchases of property and equipment	(280)	-	(280)

Net cash provided by investing activities	48,869	-	48,869

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	168	-	168
Exercise of stock options and warrants	659	-	659
Excess tax benefits from stock-based compensation	107	-	107

Net cash provided by financing activities	934	-	934

Effect (decrease) of exchange rates on cash and cash equivalents	(5)	-	(5)

Net decrease in cash and cash equivalents	51,488	-	51,488
Cash and cash equivalents:
Beginning of the period	86,493	-	86,493

End of the period	$137,981	$-	$137,981

Supplemental disclosure of cash flow information:
Cash paid for taxes	$761	$-	$761

3. FAIR VALUE MEASUREMENTS
     Cash Equivalents, Short-term Investments, and Warrant Derivative Liabilities
     The financial instruments of the Company measured at fair value on a recurring basis are cash equivalents, short-term investments, and warrant derivative liabilities. The Company’s cash equivalents and short-term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s warrant derivative liabilities are generally classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs which reflect the reporting entity’s own assumptions that market participants would use in pricing the liability. Unobservable inputs are developed based on the best information available in the circumstances and also include the Company’s own data.
     The types of instruments valued based on quoted market prices in active markets include most U.S. government agency securities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
     The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include most investment-grade corporate commercial papers. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions that market participants would use in pricing the liability include the warrant derivative liability. Such instruments are generally classified within Level 3 of the fair value hierarchy.
     Financial instruments measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 are classified based on the valuation technique in the table below:

	March 31, 2009
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Corporate commercial paper	$—	$14,987	$—	$14,987
U.S. government agency securities	34,017	—	—	34,017
Money market accounts	29,481	—	—	29,481

Total assets at fair value	$63,498	$14,987	$—	$78,485

Liabilities:
Warrant derivative liabilities	$—	$—	$37	$37

Total liabilities at fair value	$—	$—	$37	$37

     The above table excludes $2.4 million of cash held in banks.

	December 31, 2008
	Fair value measurement using
	Level 1	Level 2	Level 3	Total
		(In thousands)
Corporate commercial paper	$—	$24,971	$—	$24,971
U.S. government agency securities	23,978	—	—	23,978
Money market accounts	34,429	—	—	34,429

Total	$58,407	$24,971	$—	$83,378

     The above table excludes $2.4 million of cash held in banks.
     The following table provides a summary of changes in fair value in the Level 3 financial instrument for the three months ending March 31, 2009.

March 31, 2009
Fair Value Measurement Using
Significant Unobservable Inputs
Warrant Derivative Liability	(Level 3)
(In thousands)

Balances, beginning of the period	$517
Change in fair value included in net loss	(480)

Balances, end of period	$37

Short Term Investments

	March 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
Assets:	Cost	Gains	Losses	Fair Value
		(In thousands)
Corporate commercial paper	$9,986	$1	$—	$9,987
U.S. government agency securities	33,930	16	—	33,946

Total	$43,916	$17	$—	$43,933

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
		(In thousands)
Corporate commercial paper	$9,980	$1	$—	$9,981
U.S. government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

     The contractual maturities of the Company’s available-for-sale securities on March 31, 2009 and December 31, 2008 were all due in one year or less.
4. INVENTORIES

	March 31,	December 31,
	2009	2008
	(In thousands)
Raw materials and subassemblies	$3,276	$3,119
Work in process	565	209
Finished goods	590	429

Inventories, net	$4,431	$3,757

5. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2009	2008
	(In thousands)
Computer equipment and purchased software	$4,832	$4,735
Machinery and equipment	3,518	3,269
Furniture and fixtures	1,443	1,336
Leasehold improvements	1,631	1,261

Total	11,424	10,601
Less accumulated depreciation	(7,045)	(6,774)

Property and equipment, net	$4,379	$3,827

6. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2009	2008
	(In thousands)
Patents and technology	$17,560	$17,008
Other assets	156	156

Gross intangibles and other assets	17,716	17,164
Accumulated amortization of patents and technology	(7,652)	(7,673)

Intangibles and other assets, net	$10,064	$9,491

     The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. The estimated annual amortization expense for intangible assets as of March 31, 2009 is $797,000 in 2009, $1.2 million in 2010, $1.2 million in 2011, $1.1 million in 2012, $1.1 million in 2013, and $4.8 million in total for all years thereafter.
7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2009	2008
	(In thousands)
Accrued legal	$447	$491
Income taxes payable	38	36
Other current liabilities	2,825	2,966

Total other current liabilities	$3,310	$3,493

Deferred revenue, current	$8,207	$7,954
Customer advances	96	88

Total deferred revenue, current and customer advances	$8,303	$8,042

8. LONG-TERM DEFERRED REVENUE
     On March 31, 2009, long-term deferred revenue was $16.9 million and included approximately $15.5 million of deferred revenue from Sony Computer Entertainment. On December 31, 2008, long-term deferred revenue was $16.0 million and included approximately $14.5 million from Sony Computer Entertainment.
9. STOCK-BASED COMPENSATION
     Stock Options and Awards

     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock generally vests over one year. On March 31, 2009, 3,305,612 shares of common stock were available for grant, and there were 7,325,914 options to purchase shares of common stock outstanding, as well as 287,787 RSUs and shares of restricted stock outstanding.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

Number
of Shares
Outstanding at December 31, 2008 (4,055,180 exercisable at a weighted average price of $9.35 per share)	7,009,667
Granted (weighted average fair value of $2.09 per share)	1,195,433
Exercised	(25,307)
Forfeited and cancelled	(853,879)
Outstanding at March 31, 2009	7,325,914

Exercisable at March 31, 2009	3,980,188

     Restricted Stock Units
     Restricted stock unit activity for the three months ended March 31, 2009 is as follows:

Number
Beginning balance at December 31, 2008	34,500
Awarded	246,287
Released	(4,000)
Forfeited	(16,000)

Ending Balance at March 31, 2009	260,787

Expected to Vest (1)	171,362

(1)	RSUs expected to vest reflect estimated forfeiture rates.
     Restricted Stock
     Restricted stock activity for the three months ended March 31, 2009 is as follows:

Number
of Shares
Beginning balance at December 31, 2008	—
Awarded	27,000
Released	—
Forfeited	—

Ending Balance at March 31, 2009	27,000

     The assumptions used to value option grants and shares under the Company’s Employee Stock Purchase Plan are as follows:

	Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Expected term (in years)	5.5	5.5	0.5	0.5
Interest rate	1.8%	2.5%	0.4%	2.2%
Volatility	68.6%	62.0%	109.0%	73.0%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2009	2008
Income Statement Classifications	(In thousands)
Cost of product sales	$69	$43
Sales and marketing	230	423
Research and development	473	546
General and administrative	632	556

Total continuing operations	1,404	1,568
Discontinued operations	—	39

Total	$1,404	$1,607

     As of March 31, 2009, there was $12.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.3 years for options, 0.93 years for restricted stock and 2.88 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

     Stock Repurchase Program
     On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2009 and March 31, 2008, there were no stock repurchases under this program.
     Warrants
     The Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective January 1, 2009. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of the Company’s common stock issued in 2004 that were previously classified as warrants have been corrected for the adoption of EITF 07-5 and classified to other current liabilities and retained earnings effective January 1, 2009 due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expire on December 23, 2009 and the fair value balance of the remaining liability will be marked to market and recognized quarterly in non-operating income. The Company calculated the fair value of warrants using the Black-Scholes option pricing model, assuming a risk-free rate of 1.6%, a volatility factor of 66.9% as of December 31, 2009 and a contractual life of one year, and a derivative liability was established in the amount of $517,000 with an offset to warrants of $1.7 million and the cumulative effect of the change in accounting principle in the amount of $1.2 million recognized as an adjustment to the opening balance of retained earnings. At March 31, 2009, the Company recalculated the fair value of the warrants using the Black-Scholes option pricing model assuming a risk-free rate of 1.8%, a volatility factor of 68.6% and a contractual life of nine months. This resulted in the fair value of the warrants derivative liability declining in value to $37,000 with the decrease of $480,000 included in other income. The fair value of the warrants derivative liability will be recalculated at each balance sheet date until they expire in December 2009.
10. RESTRUCTURING COSTS AND DISCONTINUED OPERATIONS
     The Company accounts for restructuring costs and discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” respectively. The following table sets forth the charges and expenses that are included in the restructuring line on the Company’s condensed consolidated Statement of Operations for the three months ended March 31, 2009:

	December 31,				March 31,
	2008	Quarter Ended March 31, 2009			2009
	Restructuring	Add	Deduct Cash	Non-Cash	Restructuring
	Reserve	Charges	Payments	Expenses	Reserve
			(In thousands)
Medical workforce reductions	$—	$166	$—	$—	$166
Touch workforce reductions	142	480	(212)	—	410

Total	$142	$646	$(212)	$—	$576

     Restructuring Costs
     On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. The Company had workforce reductions that were recorded as Medical segment restructuring charges for the three months ended March 31, 2009. Workforce reduction costs consisting of severance benefits of $166,000 are included in accrued compensation on the Company’s condensed consolidated balance sheet. In addition, the Company expects to record approximately $200,000 of workforce reduction costs relating to the remaining service period of these Medical line of business employees for the three months ended June 30, 2009, bringing the cumulative total to $366,000. All of the severance benefits are expected to be paid in the second or third quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2010. The Company will also incur costs in the remainder of 2009 for temporary housing, the closing down of the Gaithersburg, Maryland facility, and the movement of operations to the San Jose facility.
     In addition, for the first three months ended March 31, 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that have been recorded as accrued compensation in the Company’s condensed consolidated balance sheet and restructuring charges in the statement of operations for the three months ended March 31, 2009.
     Results of Discontinued Operations
     On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration for the sales was $900,000 in the form of cash and notes receivable and the proceeds will be recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. Included in restructuring costs within discontinued operations for the year ended December 31, 2008 were asset impairment charges which included reserves taken against capitalized patent costs of $255,000 and fixed asset write offs of $20,000 due to the divesting of the 3D product line. The Company had also accrued $105,000 of severance charges at December 31, 2008 which had been paid in cash as of March 31, 2009. Revenues included in discontinued operations of the 3D product line were $531,000 and $1.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The assets sold consisted primarily of intangibles that had no carrying value on the Company’s books at the time of sale.

11. INTEREST AND OTHER INCOME
     The Company has accounted for payments from Sony Computer Inc. due under a license entered in with them in 2007 in accordance with Accounting Principles Board (“APB”) Opinion No. 21. Under APB No. 21, the Company determined the present value of $22.5 million of payments from them due over the three years ended December 31, 2009 to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income which is being recognized in the income statement as each quarterly payment installment becomes due.
     In January 2009, the Company implemented EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Quarterly the Company recalculates the fair value of its warrants using the Black-Scholes option pricing model. For the three months ending March 31, 2009, the change in the fair value of the warrant liability was $480,000.
12. INCOME TAXES
     For the three months ended March 31, 2009, the Company recorded income tax provision of $91,000 on a pre-tax loss from continuing operations of $6.4 million, yielding an effective tax rate of 1.4%. For the three months ended March 31, 2008, the Company recorded an income tax benefit of $1.3 million on a pre-tax loss from continuing operations of $4.7 million, yielding an effective tax rate of (26.5)%. The effective tax rate differs from the statutory rate primarily due to the valuation allowance, foreign withholding taxes and interest on unrecognized tax benefits. The income tax provision or benefit for the three months ended March 31, 2009 and 2008, are as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The tax effect of the discontinued operations is removed to arrive at the income tax provision or benefit from continuing operations.
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

13. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Loss from continuing operations	$(6,512)	$(3,474)
Gains from discontinued operations	402	326

Net loss	$(6,110)	$(3,148)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	27,924	30,478

Basic and diluted net loss per share:
Continuing operations	$(0.23)	$(0.11)
Discontinued operations	0.01	0.01

Total	$(0.22)	$(0.10)

     As of March 31, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,	March 31,
	2009	2008
Outstanding stock options	7,325,914	6,840,918
Restricted stock and RSUs	287,787	—
Warrants	431,243	436,772

14. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net loss	$(6,110)	$(3,148)
Change in unrealized losses on short-term investments, net of tax	(2)	(7)
Foreign currency translation adjustment	(67)	(12)

Total comprehensive loss	$(6,179)	$(3,167)

15. SEGMENT REPORTING
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
     The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss). A description of the types of products and services provided by each operating segment is as follows:
     Touch develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their mobility, computing, entertainment, and industrial applications. Medical develops, manufactures, and markets medical training simulators that recreate realistic healthcare environments.

     The following tables display information about the Company’s reportable segments:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:

Touch	$4,475	$3,962
Medical	3,066	2,919
Intersegment eliminations	(35)	(41)

Total	$7,506	$6,840

Operating Loss:
Touch	$(5,016)	$(4,888)
Medical	(2,187)	(1,458)
Intersegment eliminations	(1)	(17)

Total	$(7,204)	$(6,363)

	March 31,	December 31,
	2009	2008
	(In thousands)
Total Assets:
Touch	$128,870	$129,305
Medical	10,575	11,471
Intersegment eliminations	(31,004)	(27,189)

Total	$108,441	$113,587

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Amendment No. 1 to Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.
RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We have restated our condensed consolidated balance sheet as of December 31, 2008, and March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008, including applicable notes and related disclosures as reflected in this Amendment No. 1 to Form 10-Q.
     The Restatement results from our management’s determination subsequent to the issuance of our financial statements for the quarter ended March 31, 2009 that there were errors in 1) the recording of revenue transactions from our Medical line of business; 2) the recording of stock-based compensation expense; 3) the recording of interest income arising from future installments due from Sony Computer Entertainment determined under the interest method for the quarters ; (4) the recording of amortization and impairment of patents; all of which affected the quarters ended March 31, 2009 and 2008; (5) in addition, the Company determined that it had not adopted EITF 07-5 in the quarter ended March 31, 2009, as required and as such has corrected the classification of certain warrants to purchase company common stock in the quarter ended March 31, 2009; and therefore our condensed consolidated financial statements required restatement. We have also corrected other errors that were insignificant individually and in the aggregate. See “Explanatory Note Regarding Restatement” immediately preceding Part I, Item 1 and Note 2, “Restatement of the unaudited condensed Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part I, Item 1 for a detailed discussion of the review and effect of the restatement.
     The following discussion and analysis of our financial condition and results of operations reflects the Restatement. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports.
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

     In some markets, such as video console gaming, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation we sell products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. From time to time, we also engage in development projects for third parties. In the three months ended March 31, 2009, we divested our 3D product line which was part of our Touch segment. We ceased operations of the 3D product line and sold our CyberGlove and SoftMouse 3D positioning device product families. We have abandoned all other 3D operations.
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
     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
     Revenue Recognition
     We recognize revenues in accordance with applicable accounting standards, including SAB No. 104, EITF No. 00-21 and SOP No. 97-2. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
     Royalty and license revenue — We recognize royalty and license revenue based on royalty reports or related information received from the licensee as well as time-based licenses of our intellectual property portfolio. Up-front payments under license agreements are deferred and recognized as revenue either based on the royalty reports received or amortized over the license period depending on the nature of the agreement. Advance payments under license agreements that also require us to provide future services to the licensee are generally deferred and recognized over the service period once services commence when VSOE related to the value of the services does not exist.

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
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP No. 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussions regarding “Multiple element arrangements” below. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues.
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
     We follow the guidance provided by FSP No. 115-1/124-1 and EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
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
     In February 2008, the FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Effective January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on our condensed consolidated financial positions, results of operations or cash flows.
     Further information about the application of SFAS No. 157 may be found in Note 3 to the condensed consolidated financial statements.
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
     Intangible Assets
     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first three months of 2009, we capitalized costs associated with patents and trademarks of $767,000. Our total amortization expense for the same period for all intangible assets was $214,000.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
     The following discussion and analysis includes our results of operations from continuing operations for the three months ended March 2009 and 2008. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit, sales and marketing expense, and income tax provision from our discontinued operations have been aggregated and reported as loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.
Overview
     We achieved a 10% increase in revenues from continuing operations during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The first three months revenue growth was primarily due to a 9% increase in royalty and license revenues from increased Touch royalty and license fees mainly from customers that sell mobile devices. The revenue increase also included a 27% increase in product sales partially offset by a 44% decrease in development contract revenues. In conjunction with our plan to move our medical operating segment to San Jose and other workforce reductions in our Touch segment, we had restructuring costs relating to workforce reductions of $646,000. We divested our 3D product line and recorded a gain of $235,000 from discontinued operations for the three months ended March 31, 2009 as compared to a gain of $326,000 for the three months ended March 31, 2008. We also had a gain on the sale of discontinued operations of $167,000 for the three months ended March 31, 2009. Our net loss was $6.1 million for the three months ended March 31, 2009 compared to a net loss of $3.1 million for the three months ended March 31, 2008.
     With our divestiture of the 3D product line, our move of the medical operating segment to San Jose, and other restructuring efforts, we hope to achieve certain cost reductions in 2009. In 2009, we expect to continue to focus on the execution of plans in our established businesses to seek to increase revenue and make selected investments for product-based solutions for longer-term growth areas. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II Item 1A – “Risk Factors.”

	March 31,
REVENUES	2009	2008	Change
	($ In thousands)
Three months ended:
Royalty and license	$3,781	$3,461	9%
Product sales	3,279	2,580	27%
Development contracts and other	446	799	(44)%

Total Revenue	$7,506	$6,840	10%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Total Revenue — Our total revenue from continuing operations for the first three months of 2009 increased by $666,000 or 10% from the first three months of 2008.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2009 was $3.8 million, an increase of $320,000 or 9% from the three months ended March 31, 2008. The increase in royalty and license revenue was primarily due to an increase in royalty and license revenue from our Touch segment from increased shipments by licensees of mobile devices partially offset by decreased shipments by gaming and automotive licensees. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in mobile phone handsets.
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
     Product sales — Product sales for the three months ended March 31, 2009 were $3.3 million, an increase of $699,000 or 27% as compared to the three months ended March 31, 2008. The increase in product sales was primarily due to an increase in medical product sales. Increased medical product sales was mainly due to increased sales of our endoscopy, endovascular, and laparoscopy simulators partially offset by decreased Virtual IV simulators. This increase in product sales was a result of pursuing a product growth strategy for our medical business, which includes leveraging our strategic industry alliances, and expanding international sales. We expect that the current economic downturn may have a negative effect on capital purchases of our products in the near term.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contract and other revenue was $446,000 during the three months ended March 31, 2009, a decrease of $353,000 or 44% as compared to the three months ended March 31, 2008. The decrease was mainly attributable to a decrease in medical contract revenue of $535,000 due to the completion of work performed under medical contracts that occurred through the first six months of 2008. Partially offsetting that decrease was increased revenue recognized on Touch development contracts and support of $182,000. We do not currently have any government projects in development. We continue to transition our engineering resources from certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of 2009, revenue generated in North America, Europe, Far East, and Rest of the World represented 48%, 25%, 25%, and 2%, respectively, compared to 61%, 23%, 11%, and 5%, respectively, for the first three months of 2008. The shift in revenues among regions was mainly due to an increase in royalty revenue and medical product revenue from Europe and the Far East and a decrease in royalty and medical contract revenue in North America and Medical product revenue from the Rest of the World. We partially attribute increased European and Far East revenue to the addition of increased international sales and support personnel in 2008.

	March 31,		Change
COST OF PRODUCT SALES	2009	2008
	($ In thousands)
Three months ended:

Cost of product sales	$1,251	$1,684	(26)%
% of total product revenue	38%	65%
     Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales from continuing operations was $1.3 million, a decrease of $433,000 or 26% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease in cost of product sales was primarily due to reduced obsolescence expense of $209,000 and reduced overhead costs of $136,000. The decrease in obsolescence expense was mainly due to lower excess and obsolescence write-off from medical, touch, and other parts in 2009. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales decreased as a percentage of product revenue to 38% in the first three months of 2009 from 65% in the first three months of 2008. This decrease is mainly due to increased sales, the reduced costs mentioned above, and a change in the product sales mix where we sold a greater percentage of products with higher margins in 2009.

	March 31,		Change
OPERATING EXPENSES AND OTHER	2009	2008
	($ In thousands)
Three months ended:

Sales and marketing	$4,284	$3,345	28%
% of total revenue	57%	49%

Research and development	$3,929	$3,490	13%
% of total revenue	52%	51%

General and administrative	$4,385	$4,414	(1)%
% of total revenue	58%	65%

Amortization of intangibles	$215	$270	(20)%
% of total revenue	3%	4%

Restructuring costs	$646	$—	* %
% of total revenue	9%	* %

*	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses from continuing operations were $4.3 million, an increase of $939,000 or 28% in the first three months of 2009 compared to the comparable period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $347,000, increased marketing, advertising, and public relations costs of $291,000, increased consulting costs of $220,000 to supplement our sales and marketing staff, and increased sales and marketing travel expense of $171,000. The increased sales and marketing expenses were primarily due to the expansion of our sales and marketing efforts internationally. We are taking steps to reduce our sales and marketing expenses, although we expect to continue to focus our sales and marketing efforts on medical, mobile device, and touchscreen market opportunities to build greater market acceptance for our touch technologies as well as continue to expand our sales and marketing presence internationally.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses from continuing operations were $3.9 million, an increase of $439,000 or 13% in the first three months of 2009 compared to the same period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $391,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. We are taking steps to reduce our research and development expenses, yet we believe that continued significant investment in research and development is critical to our future success, and we expect to make significant investments in areas of research and technology development to support future growth.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses from continuing operations were $4.4 million, a decrease of $29,000 or 1% in the first three months of 2009 compared to the same period in 2008. The decrease was primarily due to reduced legal and professional fees of $588,000 partially offset by increased compensation, benefits, and overhead of $354,000, increased travel of $87,000, increased public company expense of $61,000, and increased supplies and office expenses of $31,000. The decreased legal, professional, and license fee expenses were primarily due to decreased litigation costs, mainly Microsoft litigation which was settled in 2008; decreased audit, tax, and accounting fees due to completion of the accounting and valuation for Sony Computer Entertainment litigation conclusion and patent license; resolution of a routine SEC review of our prior periodic filings; and reduction of income tax related issues, partially offset by increased consulting costs. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount and increased non-cash stock-based compensation charges. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses, but we are currently taking steps to reduce our general and administrative expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.
     Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment or write off of intangibles. Amortization and impairment of intangibles decreased by $55,000 in the first three months of 2009 compared to the same period in 2008. The decrease was primarily attributable to some intangible assets reaching full amortization.
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
     Change in fair value of warrant liability — In January 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Quarterly we recalculate the fair value of our warrants using the Black-Scholes option pricing model. For the three months ended March 31, 2009, the change in fair value of warrant liability was a gain of $480,000.
     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gain on sale of short-term investments. Interest and other income decreased by $1.3 million in the first three months of 2009 compared to the same period in 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments. We expect that the accretion of interest income relating to amounts receivable from Sony Computer Entertainment that was approximately $144,000 in the three months ended March 31, 2009 and will total approximately $377,000 in 2009 will be completed at the end of 2009.

     Provision for Income Taxes — We recorded a provision for income taxes for the three months ended March 31, 2009 of $91,000 on pre-tax loss from continuing operations of $6.4 million, yielding an effective tax rate of 1.4%. For the three months ended March 31, 2008, we recorded a benefit for income taxes of $1.3 million on pre-tax loss from continuing operations of $4.7 million, yielding an effective tax rate of (26.5)%. The income tax provision or benefit for the three months ended March 31, 2009 and March 31, 2008 are arrived at as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The tax effect of the discontinued operations is removed to arrive at the income tax provision or benefit from continuing operations.
     Discontinued Operations — In the three months ended March 31, 2009, we ceased operations of the 3D product line and sold both our CyberGlove family of products and SoftMouse 3D positioning device family of products and have recorded a gain on sale of discontinued operations of $167,000. Accordingly, the operations of the 3D product line have been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $91,000 in the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during that period.
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

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Revenues:

Touch	$4,475	$3,962
Medical	3,066	2,919
Intersegment eliminations	(35)	(41)

Total	$7,506	$6,840

Operating Loss:
Touch	$(5,016)	$(4,888)
Medical	(2,187)	(1,458)
Intersegment eliminations	(1)	(17)

Total	$(7,204)	$(6,363)

*	Note: Segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Touch segment — Revenues from the Touch segment were $4.5 million, an increase of $513,000 or 13% in the first three months of 2009 compared to the same period in 2008. Royalty and license revenues increased by $320,000 mainly due to increased shipments by licensees of mobile devices partially offset by decreased shipments by gaming and automotive licensees. Development contract revenue increased by

$182,000 primarily due to increased development contracts and support. Operating loss for the three months ended March 31, 2009 was $5.0 million, an increase of $128,000 compared to the same period in 2008. The increase was primarily due to an increase in restructuring costs of $480,000, an increase of research and development expenses of $467,000, and an increase in sales and marketing expenses of $370,000. The increases to the net loss were partially offset by increased gross margin of $856,000 due to increased royalty and license revenue, a decrease in general and administrative expenses of $279,000, and a decrease to amortization and impairment of intangibles of $55,000.
     Medical segment — Revenues from the Medical segment were $3.1 million, an increase of $147,000 or 5%, for the first three months of 2009 compared to the same period in 2008. The increase was primarily due to increased sales of our endoscopy, endovascular, and laparoscopy simulators partially offset by decreased Virtual IV simulators partially offset by a reduction of medical development contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008. Operating loss for the three months ended March 31, 2009 was $2.2 million, an increase of $729,000 compared to the same period in 2008. The increase was mainly due to increased sales and marketing expenses of $569,000 as the segment expands international sales and marketing efforts, increased general and administrative expenses of $250,000, and an increase in restructuring costs of $166,000 partially offset by increased gross margin of $227,000 due to increased sales and product mix changes.
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
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. As a result, we entered into a new business agreement under which, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of March 31, 2009, we had received nine of these installments.
     Net cash used in operating activities during the three months ended March 31, 2009 was $4.0 million, a change of $5.7 million from the $1.7 million provided during the three months ended March 31, 2008. Cash used in operations during the three months ended March 31, 2009 was primarily the result of a net loss of $6.1 million, a decrease of $1.3 million due to a change in accrued compensation and other current liabilities, a decrease of $818,000 due to a change in inventories, and a decrease of $469,000 due to a change in accounts payable. These decreases were offset by a $2.2 million increase due to a change in accounts receivable and a $1.2 million increase due to a change in deferred revenue and customer advances. Cash used in operations during the three months ended March 31, 2009 was also impacted by noncash charges and credits of $1.3 million, including $1.4 million of noncash stock-based compensation, $390,000 in depreciation and amortization, and $215,000 in amortization of intangibles offset by a decrease to fair market value of warrants granted of $480,000 and to allowance for doubtful accounts of $156,000.
     Net cash used in investing activities during the three months ended March 31, 2009 was $23.9 million, compared to the $48.9 million provided by investing activities during the three months ended March 31, 2008, a decrease of $72.8 million. Net cash used in investing activities during the period consisted of purchases of short-term investments of $34.0 million; $580,000 used to purchase property and equipment; and a $542,000 increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs partially offset by maturities or sales of short-term investments of $11.0 million and proceeds from sales of discontinued operations of $167,000.

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

     As discussed in Note 12 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN 48. On March 31, 2009, we had a liability for unrecognized tax benefits totaling approximately $647,000, including interest of $20,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (AS REVISED)
     In connection with the restatement described in Note 2 to our condensed consolidated financial statements, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer re-evaluated our disclosure controls and procedures and determined that there were material weaknesses in our internal control over financial reporting as of March 31, 2009, as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Revised),” in Amendment No. 1 to our Annual Report on 10-K on Form 10-K/A filed on February 8, 2010. As of March 31, 2009, we did not maintain effective controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of conversion features of certain convertible debt instruments and warrants. Specifically, we determined that Emerging Issue Task Force 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5) had not been properly adopted on January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005 and as more fully described in Note 16 to the condensed financial statements. As a result, our financial statements included in the Form 10-Q for the three months ended March 31, 2009 did not reflect the warrant as a derivative liability, nor the bifurcation of the embedded conversion feature in the MHR Convertible Note as a derivative liability. For the three months ended March 31, 2009, we understated the change in the fair value of the warrant liability and understated net income. As a result, we have concluded that there is a material weakness regarding the identification, evaluation, and adoption of applicable accounting guidance in a timely manner. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this re-evaluation and because of the material weaknesses described in our Form 10-K/A which has not been remediated as of March 31, 2009, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that certain disclosure controls and procedures were not effective as of March 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended March 31, 2009, there were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
     Plans for Remediation
     We will not be able to assess whether the steps we are taking will fully remedy the material weaknesses in our internal control over financial reporting until we have fully implemented them and a sufficient time passes in order to evaluate their effectiveness.
     Subsequent to December 31, 2007 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to income taxes as initially reported in our Annual Report on Form 10-K for the year ended December 31, 2007:
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
     Subsequent to March 31, 2009 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition described in Amendment No. 1 to our Annual Report on 10-K filed on February 8, 2010:
•	We are in the process of improving our documentation of our existing revenue recognition policies, including policies involving non-standard terms and conditions, multiple element arrangements, modifications to shipping terms and requests for pre-release products;

•	We have restructured our finance department such that the individuals responsible for the recognition of revenue are all located at our headquarters and report directly to the Interim CFO with clearly delineated responsibilities;

•	We have held training sessions on revenue recognition policies with the sales personnel and will continue to implement training and oversight of executive, finance, sales and operational personnel and new hires to ensure compliance with revenue recognition policies;

•	We have redesigned the quarterly sub-certification process to cover a wider variety of topics that could affect the financial statements and added more employees to this certification process;

•	We have implemented a process of obtaining quarterly certifications from all sales personnel certifying that they are not aware of any side agreements modifying our standard terms of contracts;

•	We have implemented a process of obtaining, on an annual basis, signed acknowledgments from each employee that he or she has read and is in compliance with our code of ethics and employee handbook;

•	We have improved our legal and financial review process of all sales order packages for all terms and conditions prior to shipment; and

•	We are in the process of automating the approval process for the release of all products in development to production, which approval process requires the approval of finance personnel.
     In addition, we continue to take the steps set forth in the remedial plan approved by the Audit Committee as further discussed in the Explanatory Note and Item 9 in the Form 10-K/A for the year ended December 31, 2008.
     Subsequent to March 31, 2009 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to the calculation of stock-based compensation and warrants discussed above:
•	We are in the process of adding a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, including upon upgrades to new versions of the software, and to ensure timely review of the technical updates to the software.

•	We are in the process of adding a control procedure to test the review and implementation of all applicable new accounting pronouncements with the appropriate review by finance personnel to ensure compliance.
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

WE HAD AN ACCUMULATED DEFICIT OF $76 MILLION AS OF MARCH 31, 2009, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2009 and 2008, 50% and 51%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.
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
OUR RECENTLY-ANNOUNCED CONSOLIDATION OF OUR MEDICAL OPERATIONS MAY NOT BE SUCCESSFUL, AND MAY NEGATIVELY IMPACT OUR BUSINESS
     In March 2009, we announced that we are consolidating the operations of our Medical line of business with the rest of our business. As a result of this consolidation, we are moving the operations of our Medical line of business from Maryland to our headquarters in San Jose, California. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. For the three months ended March 31, 2009 and 2008, our Medical line of business represented 41% and 43%, respectively, of our total revenues. Accordingly, if we are unable to manage this consolidation effectively, our overall business and operating results could be materially and adversely affected.
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
     We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that the litigation will continue to be costly, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with the litigation. We expense litigation costs as incurred and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and is likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 16 to the condensed consolidated financial statements and Item 1. “Legal Proceedings” of this Part II.
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
     The Sarbanes-Oxley Act of 2002 requires, among other things, that we establish and maintain internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is also required to report on our internal control over financial reporting. Our testing and our auditor’s testing may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses and render our internal control over financial reporting ineffective. We have incurred, and we expect to continue to incur, substantial accounting and auditing expense and expend significant management time in complying with the requirements of Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to investigations or sanctions by the SEC, the NASDAQ Stock Market or NASDAQ, or other regulatory authorities, or become subject to litigation. To the extent any material weaknesses in our internal control over financial reporting are identified in the future, we could be required to expend significant management time and financial resources to correct such material weaknesses or to respond to any resulting regulatory investigations or proceedings.
IF WE FAIL TO ADDRESS MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TIMELY OR PREVENT FRAUD, ANY OF WHICH COULD HARM OUR BUSINESS OR REPUTATION AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.
     As discussed in Part I, Item 4, Controls and Procedures, our management team, under the supervision and with the participation of our Interim Chief Financial Officer and our Interim Chief Executive Officer, conducted a re-evaluation of our internal controls as of March 31, 2009. Management concluded that we had a continuing material weakness in internal controls over financial reporting related to income taxes and material weaknesses in internal controls over (1) revenue recognition – modification to our policies and procedures to ensure that modifications to, or side agreements associated with, our standard terms of contract are properly approved, documented, tracked and recorded, (2) revenue recognition – compliance with specified shipping terms to ensure these controls to determine the point at which title and risk of loss passes to the customer are appropriate, (3) revenue recognition – release of new products to ensure that new product releases are properly approved and documented (4) the calculation of stock-based compensation expense related to the application of the forfeiture rate and (5) the adoption of new accounting standards. We have subsequently initiated actions that are intended to improve our accounting for income taxes, revenue recognition, accounting for stock based compensation, the adoption of new accounting standards and the related internal controls. Due to the continuing presence of these material weaknesses and the ongoing implementation of remedial actions for these material weaknesses as of March 31, 2009, management concluded that our internal control over financial reporting was not effective as of March 31, 2009 and it is likely that these material weaknesses will not be fully remediated as of December 31, 2009. Any continuation of these material weaknesses in our internal controls over the accounting for income taxes, revenue recognition, accounting for stock-based compensation and adopting new accounting standards could impair our ability to report our financial position and results of operations accurately and in a timely manner or prevent fraud, the occurrence of any of which could harm our business or reputation and cause the price of our common stock to decline.
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

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.37*	Form of 2009 Executive Incentive Plan

10.38*	Amended and Restated Retention and Ownership Agreement dated April 20, 2009 between Immersion Corporation and Clent Richardson

10.39*	Amended and Restated Retention and Ownership Agreement dated April 23, 2009 between Immersion Corporation and Stephen Ambler

31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01*	Form of Restricted Stock Agreement

99.02*	Form of Notice of Grant of Restricted Stock

* Filed previously with the Form 10-Q for the quarter ended March 31, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 8, 2010

IMMERSION CORPORATION
By	/s/ Henry Hirvela
Henry Hirvela
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.37*	Form of 2009 Executive Incentive Plan

10.38*	Amended and Restated Retention and Ownership Agreement dated April 20, 2009 between Immersion Corporation and Clent Richardson

10.39*	Amended and Restated Retention and Ownership Agreement dated April 23, 2009 between Immersion Corporation and Stephen Ambler

31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01*	Form of Restricted Stock Agreement

99.02*	Form of Notice of Grant of Restricted Stock

* Filed previously with the Form 10-Q for the quarter ended March 31, 2009.