Form 10-Q
period 2009-06-30
IMMERSION CORP
filed 2010-02-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
     Number of shares of common stock outstanding at January 25, 2010: 27,999,593

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,047	$64,769
Short-term investments	48,962	20,974
Accounts receivable (net of allowances for doubtful accounts of: June 30, 2009 — $241 and December 31, 2008 — $436)	4,185	6,114
Inventories net	3,672	3,757
Deferred income taxes	311	311
Prepaid expenses and other current assets	4,012	4,344

Total current assets	86,189	100,269
Property and equipment, net	3,868	3,827
Intangibles and other assets, net	10,329	9,491

Total assets	$100,386	$113,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$903	$2,842
Accrued compensation	2,052	2,920
Other current liabilities	3,731	3,493
Deferred revenue and customer advances	7,833	8,042

Total current liabilities	14,519	17,297
Long-term deferred revenue	18,131	15,989
Deferred income tax liabilities	311	311
Other long-term liabilities	217	212

Total liabilities	33,178	33,809

Contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: June 30, 2009 — 30,779,628 and December 31, 2008 — 30,674,045; shares outstanding: June 30, 2009 —27,991,759 and December 31, 2008 — 27,887,482	170,808	167,870
Warrants	11	1,731
Accumulated other comprehensive income	114	109
Accumulated deficit	(85,328)	(71,543)
Treasury stock at cost: June 30, 2009 — 2,787,869 shares and December 31, 2008 — 2,786,563 shares	(18,397)	(18,389)

Total stockholders’ equity	67,208	79,778

Total liabilities and stockholders’ equity	$100,386	$113,587

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Restated)(1)		(As Restated)(1)
Revenues:
Royalty and license	$3,580	$3,171	$7,361	$6,632
Product sales	2,772	3,744	6,051	6,324
Development contracts and other	330	704	776	1,503

Total revenues	6,682	7,619	14,188	14,459

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,312	2,051	3,563	3,735
Sales and marketing	4,016	3,846	8,300	7,191
Research and development	3,412	2,940	7,341	6,430
General and administrative	4,841	5,111	9,226	9,525
Amortization and impairment of intangibles	224	202	439	472
Restructuring costs	705	—	1,351	—

Total costs and expenses	15,510	14,150	30,220	27,353

Operating loss	(8,828)	(6,531)	(16,032)	(12,894)
Change in fair value of warrant liability	(136)	—	344	—
Interest and other income	207	973	510	2,608

Loss from continuing operations before provision for income taxes	(8,757)	(5,558)	(15,178)	(10,286)
Benefit (provision) for income taxes	(300)	1,903	(391)	3,157

Loss from continuing operations	(9,057)	(3,655)	(15,569)	(7,129)
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $0	20	—	187	—
Gain from discontinued operations, net of provision (benefit) for income taxes of $(48), $133, $102, and $324	166	210	401	536

Net loss	$(8,871)	$(3,445)	$(14,981)	$(6,593)

Basic and diluted net loss per share
Continuing operations	(0.33)	(0.12)	(0.56)	(0.23)
Discontinued operations	0.01	0.01	0.02	0.01

Total	$(0.32)	$(0.11)	$(0.54)	$(0.22)

Shares used in calculating basic and diluted net loss per share	27,968	30,356	27,946	30,417

See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
		As Restated (1)
Cash flows from operating activities:
Net loss	$(14,981)	$(6,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	873	541
Amortization and impairment of intangibles	439	472
Stock-based compensation	2,651	2,759
Excess tax benefits from stock-based compensation	—	(176)
Realized gain on short-term investments	—	(80)
Change in fair value of warrant liability	(344)	—
Write off of equipment	708	—
Gain on sales of discontinued operations	(187)	—
Changes in operating assets and liabilities:
Accounts receivable	1,943	728
Inventories	(172)	(822)
Deferred income taxes	—	(623)
Prepaid expenses and other current assets	332	(1,333)
Other assets	7	19
Accounts payable	(1,789)	290
Accrued compensation and other current liabilities	(783)	1,165
Income taxes payable	4	(319)
Deferred revenue and customer advances	1,933	2,478
Other long-term liabilities	5	30

Net cash used in operating activities	(9,361)	(1,464)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(48,988)	(32,144)
Maturities of short-term investments	21,000	51,979
Additions to intangibles	(1,543)	(1,560)
Purchases of property and equipment	(1,288)	(1,065)
Proceeds from sales of discontinued operations	187	—

Net cash provided by (used in) investing activities	(30,632)	17,210

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	134	168
Exercise of stock options and warrants	144	1,121
Excess tax benefits from stock-based compensation	—	176
Purchases of treasury stock	—	(6,155)
Tax withholding payment related to vested and released restricted stock units	(7)	—

Net cash provided by (used in) financing activities	271	(4,690)

Effect (decrease) of exchange rates on cash and cash equivalents	—	(14)

Net increase (decrease) in cash and cash equivalents	(39,722)	11,042
Cash and cash equivalents:
Beginning of the period	64,769	86,493

End of the period	$25,047	$97,535

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$7	$(731)

Supplemental disclosure of non-cash investing and financing activities:
Shares issued upon vesting of restricted stock units	$22	$—

Amounts accrued for property and equipment, and intangibles	$434	$701

See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
     The results of operations for the interim periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with SAB No. 104, EITF No. 00-21, and SOP No.97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussion regarding “Multiple element arrangements” below.
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

     Recent Accounting Pronouncements
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS No. 124-2”). This FSP amends the other-than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP No. FAS 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB No. 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB No. 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position. The Company has evaluated subsequent events through February 8, 2010, the date of issuance of the Company’s condensed consolidated financial statements.
     In September 2009, the FASB ratified EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 08-1”). EITF No. 08-1 superseded EITF No.00-21 and addresses criteria for separating the consideration in multiple-element arrangements. EITF No. 08-1 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. EITF No. 08-1 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 08-1 on its consolidated results of operations and financial condition.
     In September 2009, the FASB also ratified EITF No. 09-3, “Certain Revenue Arrangements That Include Software Elements” (“EITF No. 09-3”). EITF No. 09-3 modifies the scope of Statement of Position No. 97-2, “Software Revenue Recognition”, to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. EITF No. 09-3 has an effective date that is consistent with EITF No. 08-1. The Company is currently evaluating the potential impact, if any, of the adoption of EITF No. 09-3 on its consolidated results of operations and financial condition.
2. RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the quarter ended June 30, 2008, the Company’s management determined that errors existed in its previously issued financial statements. As a result, the accompanying condensed consolidated financial statements for the quarter and six months ended June 30, 2008 have been restated from amounts previously reported. The following summarizes the nature of the errors and the effects on the condensed consolidated financial statements.
     Revenue Transactions
     Side Agreement
     The Company determined that certain commitments may have been made to a customer of its Medical line of business in the form of an undisclosed apparent side agreement dated in the fourth quarter of fiscal 2008. The customer and the Company had previously executed a distribution agreement in May 2008, and the customer entered into various sales transactions with the Company, both before and after the date of the apparent side agreement. The Company concluded that revenue should not have been recognized on certain transactions resulting in restatement adjustments to revenue in various reporting periods for the following reasons: (i) in certain circumstances, the product remained in a third-party warehouse and was not shipped to the customer until after the quarter in which revenue was recognized; (ii) a previously undisclosed apparent side agreement caused the terms of earlier transactions to be deemed not final until the distribution agreement between the customer and the Company was terminated; (iii) in certain circumstances, the Company had conflicting exclusivity arrangements in effect during the quarters when the Company was recognizing revenue for transactions with such customer; and (iv) concessions related to extended payment terms caused the amount to not be fixed and determinable. As a result, the Company determined that a total of $511,000 of revenue recorded in the quarter and six months ended June 30, 2008 had not been appropriately recognized and has been reversed and will be recorded in subsequent periods.
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

     As a result, for the three months ended June 30, 2008 a net decrease in revenue in the amount of $114,000 was recorded. This included an increase of approximately $80,000 that was originally recorded in the prior quarter which has now been recorded in the second quarter of 2008 and a decrease of approximately $194,000 of revenue originally recorded in the second quarter of 2008 which has been reversed and recognized in subsequent periods. For the six months ended June 30, 2008, a decrease in revenues of $194,000 was recorded which will be recognized in subsequent periods
     Other Impact of Revenue Adjustments
     As a result of the adjustments to revenues discussed above, cost of product sales decreased by $231,000 and $252,000 for the quarter ended and six months ended June 30, 2008, respectively and commission expense decreased by $21,000 for the quarter ended and six months ended June 30, 2008. There was no other impact on these accounts for the quarter or six months ended June 30, 2008.
     Other Errors in Condensed Consolidated Financial Statements
     The Company also corrected the condensed consolidated financial statements for the following items:
•	Stock-Based Compensation Expense. The Company identified a software-based error in its calculated stock-based compensation expense. The previous version of software used to calculate stock-based compensation expense incorrectly continued to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested. This error resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The Company recorded additional stock-based compensation expense of $187,000 and $830,000 for the first quarter and six months ended June 30, 2008, respectively.

•	Interest Income. The Company identified an error in the accounting relating to the timing of the recognition of interest income with respect to its patent license with Sony Computer Entertainment. Accordingly, the Company recorded additional interest income of approximately $64,000 and $192,000 for the second quarter and six months ended June 30, 2008, respectively. This accounting error related to the timing of the recognition of interest income but does not change the overall interest income to be recognized.

•	Amortization and Impairment of Intangibles. The Company identified instances where it had not commenced amortization of patents in the periods the patents were granted. In addition, the Company identified certain patent applications that were abandoned but had not been previously identified as such and has corrected this error by increasing amortization and impairment of intangibles by $27,000 and $62,000 in the second quarter and six months ended June 30, 2008, respectively.
     Impact of Corrections on Previously Issued Condensed Consolidated Financial Statements
     The Company’s accompanying condensed consolidated financial statements have been restated resulting from the restatement adjustments described above, as follows:

	Detailed Components of Revenue Transaction Adjustments
	($ in thousands)

					Total Impact of Revenue
	Revenue		Cost of Product Sales	Commission Expense	Adjustments

Six months ended June 30, 2008
Increase (Decrease)	$(691)	(1)	$252	$21	$(418)

Three months ended June 30, 2008
Increase (Decrease)	$(602)	(2)	$231	$21	$(350)

(1)	For the six months ended June 30, 2008 reflects a decrease of $511,000 as discussed in “Side Agreement” and a decrease of $194,000 in revenue as discussed in “Additional Transactions Analyzed” and an increase of $14,000 in revenue due to warranty adjustments.

(2)	For the three months ended June 30, 2008 reflects a decrease of $511,000 as discussed in “Side Agreement” and a net decrease of $114,000 in revenue as discussed in “Additional Transactions Analyzed” and an increase of $23,000 in revenue due to warranty adjustments.

Summary of Impact of Restatement Adjustments

Loss from
		Loss from Continuing Operations Before					Continuing
	Provision for Income Taxes						Operations

	Revenue	Amortization
	Transactions	and					Total
	Adjustments	Impairment	Interest	Stock-based		Income Tax	Adjustments
	(1)	of Intangibles	Income	Compensation	Total	Effect	Net of Tax
($ in thousands)
Six months ended June 30, 2008
Increase (Decrease)	$(418)	$(62)	$192	$(830)	$(1,118)	$199	$(919)

Three months ended June 30, 2008
Increase (Decrease)	$(350)	$(27)	$64	$(187)	$(500)	$148	$(352)
(1) See table above
     The following tables present the impact of the restatement and reclassification on the Company’s previously issued condensed consolidated statements of operations for the quarter and six months ended June 30, 2008 and cash flow for the six months ended June 30, 2008.
     Additionally, as disclosed in footnote 10, the previously reported results of operations of the 3D product line for the quarter and six months ended June 30, 2008 have been reclassified and reported separately in the condensed consolidated statement of operations as discontinued operations.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated and
		Reclassification		Reclassified

Revenues:
Royalty and license	$3,171	$-	$-	$3,171
Product sales	5,386	(1,040)	(602)	3,744
Development contracts and other	756	(52)	-	704

Total revenues	9,313	(1,092)	(602)	7,619

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,570	(301)	(218)	2,051
Sales and marketing	4,258	(448)	36	3,846
Research and development	2,855	-	85	2,940
General and administrative	5,084	-	27	5,111
Amortization and impairment of intangibles	170	-	32	202

Total costs and expenses	14,937	(749)	(38)	14,150

Operating loss	(5,624)	(343)	(564)	(6,531)
Interest and other income	909	-	64	973

Loss from continuing operations before provision for income taxes	(4,715)	(343)	(500)	(5,558)
Benefit for income taxes	1,624	131	148	1,903

Loss from continuing operations	(3,091)	(212)	(352)	(3,655)

Discontinued operations:

Gain from discontinued operations, net of provision for
income taxes of $133	-	212	(2)	210

Net loss	$(3,091)	$-	$(354)	$(3,445)

Basic and diluted net loss per share

Continuing operations	$(0.10)	$(0.01)	$(0.01)	$(0.12)
Discontinued operations	-	0.01	(0.00)	0.01

Total	$(0.10)	$0.00	$(0.01)	$(0.11)

Shares used in calculating basic and diluted net loss per share	30,356	-	-	30,356

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Six Months Ended June 30, 2008
	As Previously	Discontinued	Restatement	As
	Reported	Operations	Adjustments	Restated and
		Reclassification		Reclassified

Revenues:
Royalty and license	$6,632	$-	$-	$6,632
Product sales	9,237	(2,222)	(691)	6,324
Development contracts and other	1,599	(96)	-	1,503

Total revenues	17,468	(2,318)	(691)	14,459

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	4,656	(704)	(217)	3,735
Sales and marketing	7,700	(754)	245	7,191
Research and development	6,084	-	346	6,430
General and administrative	9,347	-	178	9,525
Amortization and impairment of intangibles	405	-	67	472

Total costs and expenses	28,192	(1,458)	619	27,353

Operating loss	(10,724)	(860)	(1,310)	(12,894)
Interest and other income	2,416	-	192	2,608

Loss from continuing operations before provision for income taxes	(8,308)	(860)	(1,118)	(10,286)
Benefit for income taxes	2,632	326	199	3,157

Loss from continuing operations	(5,676)	(534)	(919)	(7,129)

Discontinued operations:

Gain from discontinued operations, net of provision for
income taxes of $324	-	534	2	536

Net loss	$(5,676)	$-	$(917)	$(6,593)

Basic and diluted net loss per share

Continuing operations	$(0.19)	$(0.01)	$(0.03)	$(0.23)
Discontinued operations	-	0.01	0.00	0.01

Total	$(0.19)	$0.00	$(0.03)	$(0.22)

Shares used in calculating basic and diluted net loss per share	30,417	-	-	30,417

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2008
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(5,676)	$(917)	$(6,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	541	-	541
Amortization and impairment of intangibles	405	67	472
Stock-based compensation	1,929	830	2,759
Excess tax benefits from stock-based compensation	(176)	-	(176)
Realized gain on short-term investments	(80)	-	(80)
Changes in operating assets and liabilities:
Accounts receivable	175	553	728
Inventories	(590)	(232)	(822)
Deferred income taxes	(475)	(148)	(623)
Prepaid expenses and other current assets	(1,164)	(169)	(1,333)
Other assets	19	-	19
Accounts payable	290	-	290
Accrued compensation and other current liabilities	1,186	(21)	1,165
Income taxes payable	(319)	-	(319)
Deferred revenue and customer advances	2,436	42	2,478
Other long-term liabilities	30	-	30

Net cash used in operating activities	(1,469)	5	(1,464)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(32,144)	-	(32,144)
Maturities of short-term investments	51,979	-	51,979
Additions to intangibles	(1,555)	(5)	(1,560)
Purchases of property and equipment	(1,065)	-	(1,065)

Net cash provided by investing activities	17,215	(5)	17,210

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	168	-	168
Exercise of stock options and warrants	1,121	-	1,121
Excess tax benefits from stock-based compensation	176	-	176
Purchases of treasury stock	(6,155)	-	(6,155)

Net cash used in financing activities	(4,690)	-	(4,690)

Effect (decrease) of exchange rates on cash and cash equivalents	(14)	-	(14)

Net increase in cash and cash equivalents	11,042	-	11,042
Cash and cash equivalents:
Beginning of the period	86,493	-	86,493

End of the period	$97,535	$-	$97,535

Supplemental disclosure of cash flow information:
Cash received for taxes	$(731)	$-	$(731)

Non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$701	$-	$701

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
     Financial instruments measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are classified based on the valuation technique in the table below:

	June 30, 2009
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Corporate commercial paper	$—	$9,993	$—	$9,993
U.S. government agency securities	39,066	—	—	39,066
Money market accounts	22,245	—	—	22,245

Total assets at fair value	$61,311	$9,993	$—	$71,304

Liabilities:
Warrant derivative liabilities	$—	$—	$173	$173

Total liabilities at fair value	$—	$—	$173	$173

     The above table excludes $2.7 million of cash held in banks.

	December 31, 2008
	Fair value measurement using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Corporate commercial paper	$—	$24,971	$—	$24,971
U.S. government agency securities	23,978	—	—	23,978
Money market accounts	34,429	—	—	34,429

Total	$58,407	$24,971	$—	$83,378

     The above table excludes $2.4 million of cash held in banks.

     The following table provides a summary of changes in fair value in the Level 3 financial instrument for the three months and six months ending June 30, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Fair Value Measurement Using	Fair Value Measurement Using
	Significant Unobservable Inputs	Significant Unobservable Inputs
Warrant Derivative Liability	(Level 3)	(Level 3)
	(In thousands)	(In thousands)
Balances, beginning of the period	$37	$517
Change in fair value
Included in net loss	136	(344)

Balances, end of period	$173	$173

Short term investments measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are as below:

	June 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Assets:
Corporate commercial paper	$9,991	$2	$—	$9,993
U.S. government agency securities	38,951	18	—	38,969

Total	$48,942	$20	$—	$48,962

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
Assets:
Corporate commercial paper	$9,980	$1	$—	$9,981
U.S. government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

     The contractual maturities of the Company’s available-for-sale securities on June 30, 2009 and December 31, 2008 were all due in one year or less.
4. INVENTORIES

	June 30,	December 31,
	2009	2008
	(In thousands)
Raw materials and subassemblies	$2,680	$3,119
Work in process	284	209
Finished goods	708	429

Inventories net	$3,672	$3,757

     Included in the cost of product sales for the three and six months ended June 30, 2009 is a write off of $554,000 resulting from a book to physical adjustment of inventory in the Medical line of business.
5. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2009	2008
	(In thousands)
Computer equipment and purchased software	$4,474	$4,735
Machinery and equipment	1,710	3,269
Furniture and fixtures	1,405	1,336
Leasehold improvements	1,457	1,261

Total	9,046	10,601
Less accumulated depreciation	(5,178)	(6,774)

Property and equipment, net	$3,868	$3,827

     The sales and marketing expense for the three and six months ended June 30, 2009 included a charge of $666,000 resulting from a book to physical adjustment of demo equipment in the Medical line of business.

6. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2009	2008
	(In thousands)
Patents and technology	$18,056	$17,008
Other assets	148	156

Gross intangibles and other assets	18,204	17,164
Accumulated amortization of patents and technology	(7,875)	(7,673)

Intangibles and other assets, net	$10,329	$9,491

     The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. The estimated annual amortization expense for intangible assets as of June 30, 2009 is $797,000 in 2009, $1.2 million in 2010, $1.2 million in 2011, $1.2 million in 2012, $1.1 million in 2013, and $5.1 million in total for all years thereafter.
7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2009	2008
	(In thousands)
Accrued legal	$392	$491
Income taxes payable	40	36
Other current liabilities	3,299	2,966

Total other current liabilities	$3,731	$3,493

Deferred revenue, current	$7,765	$7,954
Customer advances	68	88

Total deferred revenue, current and customer advances	$7,833	$8,042

8. LONG-TERM DEFERRED REVENUE
     On June 30, 2009, long-term deferred revenue was $18.1 million and included approximately $16.5 million of deferred revenue from Sony Computer Entertainment. On December 31, 2008, long-term deferred revenue was $16.0 million and included approximately $14.5 million from Sony Computer Entertainment.

9. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock generally vests over one year. On June 30, 2009, 3,466,081 shares of common stock were available for grant, and there were 6,548,887 options to purchase shares of common stock outstanding, as well as 311,917 RSUs and shares of restricted stock outstanding.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

Number
of Shares
Outstanding at December 31, 2008 (4,055,180 exercisable at a weighted average price of $9.35 per share)	7,009,667
Granted (weighted average fair value of $2.10 per share)	1,330,183
Exercised	(71,207)
Forfeited and cancelled	(1,719,756)

Outstanding at June 30, 2009	6,548,887

Exercisable at June 30, 2009	3,744,748

     Restricted Stock Units
     Restricted stock unit activity for the six months ended June 30, 2009 is as follows:

Number
of Shares
Beginning balance at December 31, 2008	34,500
Awarded	292,287
Released	(4,000)
Forfeited	(37,870)

Ending Balance at June 30, 2009	284,917

Expected to Vest (1)	194,713

(1)	RSUs expected to vest reflect estimated forfeiture rates.

     Restricted Stock
     Restricted stock activity for the six months ended June 30, 2009 is as follows:

Number
of Shares
Beginning balance at December 31, 2008	—
Awarded	27,000
Released	—
Forfeited	—

Ending balance at June 30, 2009	27,000

     The assumptions used to value option grants and shares under the Company’s Employee Stock Purchase Plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options	2009	2008	2009	2008
Expected term (in years)	5.5	5.5	5.5	5.5
Volatility	69%	63%	69%	62%
Interest rate	2.3%	3.4%	1.8%	2.9%
Dividend yield	—	—	—	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Purchase Plan	2009	2008	2009	2008
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	109%	73%	109%	73%
Interest rate	0.4%	2.2%	0.4%	2.2%
Dividend yield	—	—	—	—

     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income Statement Classifications	(In thousands)		(In thousands)
Cost of product sales	$33	$65	$102	$108
Sales and marketing	213	354	443	777
Research and development	240	268	713	814
General and administrative	761	437	1,393	993

Total continuing operations	1,247	1,124	2,651	2,692
Discontinued operations	—	28	—	67

Total	$1,247	$1,152	$2,651	$2,759

     As of June 30, 2009, there was $9.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.16 years for options, 0.68 years for restricted stock and 2.68 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Stock Repurchase Program
     On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months and six months ended June 30, 2009, there were no stock repurchases under this program.
     During the three months and six months ended June 30, 2008 there were 718,683 shares of stock repurchased under this program.
     Warrants
     The Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective January 1, 2009. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of the Company’s common stock issued in 2004 that were previously classified as Warrants have been retroactively restated upon adoption of EITF 07-5 and classified to Other Current Liabilities and Retained Earnings effective January 1, 2009 due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expire on December 23, 2009 and the fair value balance of the remaining liability is now marked to market and recognized quarterly in non-operating income. The Company calculated the fair value of warrants using the Black-Scholes option pricing model, assuming a risk-free rate of 1.6%, a volatility factor of 66.9% as of January 1, 2009 and a contractual life of one year, and a derivative liability was established in the amount of $517,000 with an offset to warrants of $1.7 million and the cumulative effect of the change in accounting principle in the amount of $1.2 million recognized as an adjustment to the opening balance of retained earnings. At June 30, 2009, the Company recalculated the fair value of the warrants using the Black-Scholes option pricing model assuming a risk-free rate of 2.3%, a volatility factor of 69% and a contractual life of six months. This resulted in a credit (charge) to non-operating income of $(136,000) and $344,000 for the quarter and six months ended June 30, 2009. The fair value of the warrants derivative liability will be recalculated at each balance sheet date until they expire in December 2009.

10. RESTRUCTURING COSTS AND DISCONTINUED OPERATIONS
     The Company accounts for restructuring costs and discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”, respectively. The following table sets forth the charges and expenses that are included in the restructuring line on the Company’s condensed consolidated Statement of Operations for the six months ended June 30, 2009:

	December 31,				June 30,
	2008	Six Months Ended June 30, 2009			2009
	Restructuring	Add	Deduct Cash	Non-Cash	Restructuring
	Reserve	Charges	Payments	Expenses	Reserve
			($ in thousands)
Medical workforce reductions	$—	$464	$(310)	$(14)	$140
Touch workforce reductions	142	542	(632)	(2)	50
Medical division location transition	—	361	(285)	—	76

Total	$142	$1,367	$(1,227)	$(16)	$266

     Restructuring Costs
     On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. The Company had workforce reductions that were recorded as Medical segment restructuring charges for the three months and six months ended June 30, 2009. Workforce reduction costs consisting of severance benefits of $133,000 are included in accrued compensation on the Company’s condensed consolidated balance sheet. Other restructuring items are included in other current liabilities on the Company’s condensed consolidated balance sheet. All of the remaining severance benefits have been paid in the third quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2010.
     In addition, for the first three months and six months of 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that have been recorded as accrued compensation in the Company’s condensed consolidated balance sheet and restructuring charges in the statement of operations for the three months and six months ended June 30, 2009.
     Results of Discontinued Operations
     On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration for the sales was $900,000 in the form of cash and notes receivable and the proceeds will be recognized when they are received. In the three months ended June 30, 2009, the Company sold its MicroScribe device product family including inventory, fixed assets and intangibles and has recorded a gain on sale of discontinued operations of $20,000. Negotiated consideration for the sale was $1.8 million in the form of cash and notes receivable and the proceeds will be recognized when they are received. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. Included in restructuring costs within discontinued operations for the year ended December 31, 2008 were asset impairment charges which included reserves taken against capitalized patent costs of $255,000 and fixed asset write offs of $20,000 due to the divesting of the product line. The Company had also accrued $105,000 of severance charges at December 31, 2008 which had been paid in cash as of September 30, 2009. Revenues included in discontinued operations of the 3D product line were $118,000 and $649,000 for the three months and six months ended June 30, 2009, respectively. Revenues included in discontinued operations of the 3D product line were $1.1 million and $2.3 million for the three months and six months ended June 30, 2008, respectively. The assets sold consisted primarily of intangibles that had no carrying value on the Company’s books at the time of sale.
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
12. INCOME TAXES
     For the three months and six months ended June 30, 2009, the Company recorded income tax provisions of $300,000 and $391,000 on pre-tax losses from continuing operations of $8.8 million and $15.2 million, yielding effective tax rates of 3.4% and 2.6% respectively. For the three months and six months ended June 30, 2008, the Company recorded income tax benefits of $1.9 million and $3.2 million on pre-tax losses from continuing operations of $5.6 million and $10.3 million, yielding effective tax rates of (34.2)% and (30.7)%, respectively. The effective tax rate differs from the statutory rate primarily due to the valuation allowance, foreign withholding taxes and interest on unrecognized tax benefits. The income tax provision or benefit for the six months ended June 30, 2009 and 2008, are as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The tax effect of the discontinued operations is removed to arrive at the income tax provision or benefit from continuing operations.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), regarding accounting for uncertain tax benefits, on January 1, 2007. As of June 30, 2009, the Company has unrecognized tax benefits of approximately $647,000, including interest of $20,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $219,000. There were no material changes in the amount of unrecognized tax benefits during the quarter ended June 30, 2009. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
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
     The net tax benefits from employee stock option transactions were approximately $0 and $0 during the three months and six months ended June 30, 2009, respectively. The net tax benefits from employee stock option transactions were approximately $75,000 and $182,000 during the three months and six months ended June 30, 2008, respectively. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

13. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(9,057)	$(3,655)	$(15,569)	$(7,129)
Gain from discontinued operations	186	210	588	536

Net loss	$(8,871)	$(3,445)	$(14,981)	$(6,593)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	27,968	30,356	27,946	30,417

Basic and diluted net loss per share:
Continuing operations	$(0.33)	$(0.12)	$(0.56)	$(0.23)
Discontinued operations	0.01	0.01	0.02	0.01

Total	$(0.32)	$(0.11)	$(0.54)	$(0.22)

     As of June 30, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,	June 30,
	2009	2008
Outstanding stock options	6,548,887	7,505,995
Restricted stock and RSUs	311,917	—
Warrants	428,567	436,772

14. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net loss	$(8,871)	$(3,445)	$(14,981)	$(6,593)
Change in unrealized losses on short-term investments	2	(22)	—	(29)
Foreign currency translation adjustment	72	(8)	5	(20)

Total comprehensive loss	$(8,797)	$(3,475)	$(14,976)	$(6,642)

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

     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:

Touch	$4,187	$3,920	$8,661	$7,882
Medical	2,495	3,699	5,561	6,618
Intersegment eliminations	—	—	(34)	(41)

Total	$6,682	$7,619	$14,188	$14,459

Operating loss:
Touch	$(3,875)	$(5,688)	$(8,891)	$(10,577)
Medical	(4,953)	(855)	(7,140)	(2,312)
Intersegment eliminations	—	12	(1)	(5)

Total	$(8,828)	$(6,531)	$(16,032)	$(12,894)

	June 30,	December 31,
	2009	2008
	(In thousands)
Total Assets:
Touch	$126,275	$129,305
Medical	9,835	11,471
Intersegment eliminations	(35,724)	(27,189)

Total	$100,386	$113,587

16. CONTINGENCIES
In re Immersion Corporation Initial Public Offering Securities Litigation
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
17. SUBSEQUENT EVENTS
     In re Immersion Corporation Securities Litigation
     In September and October 2009, various putative shareholder class action and derivative complaints were filed in federal and state court against the Company and certain current and former Immersion directors and officers.
     On September 2, 2009, a securities class action complaint was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former directors and officers. Over the following five weeks, four additional class action complaints were filed. (One of these four actions was later voluntarily dismissed.) The securities class action complaints name the Company and certain current and former Immersion directors and officers as defendants and allege violations of federal securities laws based on the Company’s issuance of allegedly misleading financial statements. The various complaints assert claims covering the period from May 2007 through July 2009 and seek compensatory damages allegedly sustained by the purported class members.
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff will file a consolidated complaint following the Company’s restatement of financial statements which defendants will then have the opportunity to file responsive pleadings.
     In re Immersion Corporation Derivative Litigation
     On September 15, 2009, a putative shareholder derivative complaint was filed in the United States District Court for the Northern District of California, purportedly on behalf of the Company and naming certain of its current and former directors and officers as individual defendants. Thereafter, two additional putative derivative complaints were filed in the same court.
     The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Shaw V. Richardson et. al. Litigation and appointed lead counsel. Plaintiffs will file a consolidated derivative complaint following the Company’s restatement of financial statements to which defendants will then have the opportunity to file responsive pleadings.
     On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of the Company, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of the Company as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiff will file on amended complaint in this action following the Company’s restatement of financial statements to which defendants will then have the opportunity to file responsive pleadings.
     The Company cannot predict the ultimate outcome of the above-mentioned federal and state actions, and it is unable to estimate any potential liability it may incur.
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
     In some markets, such as video console gaming, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation we sell products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. From time to time, we also engage in development projects for third parties. In the three months ended March 31, 2009, we divested our 3D product line which was part of our Touch segment. We ceased operations of the 3D product line and sold its MicroScribe, CyberGlove, and SoftMouse 3D positioning device product families. We have abandoned all other 3D operations.
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
     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
     Revenue Recognition
     We recognize revenues in accordance with applicable accounting standards, including SAB No. 104, EITF No. 00-21, and SOP No. 97-2. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
        Product sales — We generally recognize revenues from product sales when the product is shipped provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to sixty months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer a general right of return on the MicroScribe product line for 14 days after purchase. We recognize revenue at the time of shipment of a MicroScribe digitizer and provide an accrual for potential returns based on historical experience. We offer no other general right of return on our products.
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
     In February 2008, the FASB issued FSP No. 157-2 that delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. We continue to assess the impact that FSP No. 157-2 may have on our consolidated financial position and results of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
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
     Intangible Assets
     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the six months ended June 30, 2009, we capitalized costs associated with patents and trademarks $1.3 million. Our total amortization expense for the three and six months ended June 30, 2009 for all intangible assets was $224,000 and $438,000, respectively.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
     The following discussion and analysis includes our results of operations from continuing operations for the three months and six months ended June 2009 and 2008. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit, sales and marketing expense, and income tax provision from our discontinued operations have been aggregated and reported as loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.
Overview
     We had a 12% decrease in revenues from continuing operations during the second quarter of 2009 as compared to the second quarter of 2008. The second quarter revenue decline was primarily due to a 26% decrease in product sales, mainly medical product sales, and a 53% decrease in development contract revenues. We believe that the current economic downturn has had a negative effect on capital purchases of our products. The revenue decrease was partially offset by a 13% increase in royalty and license revenues from increased Touch royalty and license fees mainly from customers that sell mobile devices. We had a 2% decrease in revenues from continuing operations during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The first six months revenue decline was primarily due to a 48% decrease in development contract revenues and a 4% decrease in product sales, mainly medical product sales. The revenue decrease was partially offset by an 11% increase in royalty and license revenues from increased Touch royalty and license fees mainly from customers that sell mobile devices. In conjunction with moving our medical operating segment to San Jose and other workforce reductions in our Touch segment, we had restructuring costs of $705,000 and $1.4 million for the three and six months ended June 30, 2009, respectively. We had physical inventory write offs of $543,000 and $554,000 for the three and six months ended June 30, 2009 primarily consisting of physical count to book adjustments of medical demo equipment. We also recognized write offs of demo equipment of $668,000 and $666,000 for the three and six months ended June 30, 2009, respectively, resulting from a reconciliation of the fixed asset records to the physical inventory at the time of the move. We divested our 3D product line and recorded gains of $166,000 and $401,000 from discontinued operations for the three and six months ended June 30, 2009, respectively. This was compared to gains of $210,000 and $536,000 for the three and six months ended June 30, 2008, respectively. We also had gains on sales of discontinued operations of $20,000 and $187,000 for the three and six months ended June 30, 2009, respectively. Our net loss was $8.9 million for the second quarter of 2009 compared to a net loss of $3.4 million for the second quarter of 2008. Our net loss was $15.0 million for the six months ended June 30, 2009 compared to a net loss of $6.6 million for the six months ended June 30, 2008.

     With our divestiture of the 3D product line, our move of the medical operating segment to San Jose, and other restructuring efforts, we hope to achieve certain cost reductions in 2009. In 2009, we expect to continue to focus on the execution of plans in our established businesses to seek to increase revenue and make selected investments for longer-term growth areas. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II Item 1A — “Risk Factors.”

	June 30,
REVENUES	2009	2008	Change
	(In thousands)
Three months ended:
Royalty and license	$3,580	$3,171	13%
Product sales	2,772	3,744	(26)%
Development contracts and other	330	704	(53)%

Total Revenue	$6,682	$7,619	(12)%

Six months ended:
Royalty and license	$7,361	$6,632	11%
Product sales	6,051	6,324	(4)%
Development contracts and other	776	1,503	(48)%

Total Revenue	$14,188	$14,459	(2)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Total Revenue — Our total revenue from continuing operations for the second quarter of 2009 decreased by $937,000 or 12% from the second quarter of 2008.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the second quarter of 2009 was $3.6 million, an increase of $409,000 or 13% from the second quarter of 2008. The increase in royalty and license revenue was primarily due to an increase in royalty and license revenue from our Touch segment from increased shipments by licensees of mobile devices partially offset by decreased revenue from gaming and automotive licensees. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in mobile phone handsets.
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
     In addition, BMW has removed our technology from certain controller systems, which also caused automotive royalties to decline. We expect that this removal of our technology from certain controller systems will cause our automotive royalty revenue to decline in the future, which may be partially offset by new vehicles from other manufacturers brought to market.
     Product sales — Product sales for the second quarter of 2009 were $2.8 million, a decrease of $972,000 or 26% as compared to the second quarter of 2008. The decrease in product sales was primarily due to a decrease in medical product sales. Reduced medical product sales were mainly due to decreased sales of our endoscopy, endovascular, Virtual IV, and laparoscopy simulators partially offset by an increase in sales of our arthroscopy simulators. We believe that the current economic downturn has had and may continue to have a negative effect on capital purchases of our products in the near term.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contract and other revenue was $330,000 during the second quarter of 2009, a decrease of $374,000 or 53% as compared to the second quarter of 2008. The decrease was mainly attributable to a decrease in medical contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008. We do not currently have any government projects in development. We continue to transition our engineering resources from certain commercial development contract efforts to product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of 2009, revenue generated in North America, Europe, Far East, and Rest of the World represented 54%, 14%, 32%, and 0%, respectively, compared to 66%, 16%, 13%, and 5%, respectively, for the second quarter of 2008. The shift in revenues among regions was mainly due to an increase in touch royalty revenue in the Far East, a decrease in medical product and contract revenue in North America, a decrease in touch royalty revenue from Europe, and a decrease in medical product revenue from the Rest of the World. We mainly attribute the increase in touch royalty revenue in the Far East to increased revenue from licensees of mobile devices, partially due to the addition of increased international sales and support personnel in 2008. The decrease in medical product revenue in North America and Rest of the World is partially attributable to the current economic downturn has had a negative effect on capital purchases of our products.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Total Revenue — Our total revenue from continuing operations for the six months ended June 30, 2009 decreased by $271,000 or 2% from the first six months ended June 30, 2008.

     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the six months ended June 30, 2009 was $7.4 million, an increase of $729,000 or 11% from the six months ended June 30, 2008. The increase in royalty and license revenue was primarily due to an increase in royalty and license revenue from our Touch segment from increased shipments by licensees of mobile devices partially offset by decreased shipments by gaming and automotive licensees.
     Product sales — Product sales for the six months ended June 30, 2009 were $6.1 million, a decrease of $273,000 or 4% as compared to the six months ended June 30, 2008. The decrease in product sales was primarily due to a decrease in medical product sales. Reduced medical product sales were mainly due to decreased sales of our Virtual IV, endovascular, and endoscopy simulators partially offset by an increase in sales of our laparoscopy and arthroscopy simulators.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contract and other revenue was $776,000 during the six months ended June 30, 2009, a decrease of $727,000 or 48% as compared to the six months ended June 30, 2008. The decrease was mainly attributable to a decrease in medical contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008. Partially offsetting that decrease was increased revenue recognized on Touch development contracts and support.
     In the first six months of 2009, revenue generated in North America, Europe, Far East, and Rest of the World represented 51%, 19%, 29%, and 1%, respectively, compared to 64%, 19%, 12%, and 5%, respectively, for the first six months of 2008. The shift in revenues among regions was mainly due to an increase in Touch royalty revenue from Europe and the Far East and a decrease in touch royalty and medical product and contract revenue in North America and Medical product revenue from the Rest of the World.

	June 30,		Change
COST OF PRODUCT SALES	2009	2008
	(In thousands)
Three months ended:

Cost of product sales	$2,312	$2,051	13%
% of total product revenue	83%	55%

Six months ended:

Cost of product sales	$3,563	$3,735	(5)%
% of total product revenue	59%	59%
     Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales from continuing operations was $2.3 million, an increase of $261,000 or 13% for the second quarter of 2009 as compared to the second quarter of 2008. The increase in cost of product sales was primarily due to increased physical inventory write off costs of $535,000 and increased obsolescence expense of $306,000 partially offset by reduced overhead costs of $490,000 and reduced direct material costs of $107,000. The physical inventory write off costs consisted primarily of physical count to book adjustments of medical demo equipment inventory in the second quarter of 2009. The increase in obsolescence expense was mainly due to additional excess and obsolescence write-off from medical product parts. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. The decrease in direct material costs was mainly the result of reduced product sales. The cost of product sales increased as a percentage of product revenue in the second quarter of 2009 from the second quarter of 2008 and increased in the second quarter of 2009 from the first quarter of 2009. These increases are mainly due to the increased physical inventory costs and obsolescence expense in the second quarter of 2009 mentioned above partially offset by reduced overhead costs including reduced headcount.

     Cost of product sales from continuing operations was $3.6 million, a decrease of $172,000 or 5% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The decrease in cost of product sales was primarily due to reduced overhead costs of $579,000 and reduced material and production costs of $300,000 partially offset by increased physical inventory write off costs of $564,000, increased obsolescence expense of $97,000 and increased freight costs of $29,000. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. The decrease in material and production costs was mainly the result of reduced product sales and the result of a product mix change. The physical inventory write off costs were primarily consisting of physical count to book adjustments of medical equipment parts in the second quarter of 2009. The increase in obsolescence expense was mainly due to additional excess and obsolescence write-off from medical product parts.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2009	2008
	($ In thousands)
Three months ended:
Sales and marketing	$4,016	$3,846	4%
% of total revenue	60%	50%

Research and development	$3,412	$2,940	16%
% of total revenue	51%	39%

General and administrative	$4,841	$5,111	(5)%
% of total revenue	72%	67%

Amortization and impairment of intangibles	$224	$202	11%
% of total revenue	3%	3%

Restructuring Costs	$705	$—	* %
% of total revenue	11%	* %

Six months ended:
Sales and marketing	$8,300	$7,191	15%
% of total revenue	59%	50%

Research and development	$7,341	$6,430	14%
% of total revenue	52%	44%

General and administrative	$9,226	$9,525	(3)%
% of total revenue	65%	66%

Amortization and impairment of intangibles	$439	$472	(7)%
% of total revenue	3%	3%

Restructuring Costs	$1,351	$—	* %
% of total revenue	10%	* %

*	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses from continuing operations were $4.0 million, an increase of $170,000 or 4% in the second quarter of 2009 compared to the comparable period in 2008. The increase was primarily due to a write off of demo equipment of $668,000, primarily resulting from a reconciliation of the fixed asset records to the physical inventory at the time of the move and increased consulting costs of $34,000 partially offset by reduced compensation, benefits, and overhead of $334,000 primarily due to decreased sales and marketing headcount, decreased employee recruitment expense of $82,000, decreased marketing, advertising, and public relations costs of $58,000, and decreased bad debt expense of $56,000. We are taking steps to reduce our sales and marketing expenses, although we expect to continue to focus our sales and marketing efforts on mobile device, touchscreen, and medical market opportunities to build greater market acceptance for our touch technologies.
     Sales and marketing expenses from continuing operations were $8.3 million, an increase of $1.1 million or 15% in the first six months of 2009 compared to the comparable period in 2008. The increase was primarily due to a write off of demo equipment of $666,000, primarily resulting from a reconciliation of the fixed asset records to the physical inventory at the time of the move, increased consulting costs of $254,000 to supplement our sales and marketing staff, increased marketing, advertising, and public relations costs of $232,000, increased sales and marketing travel expense of $194,000, partially offset by reduced sales and marketing employee recruitment charges of $182,000 and a reduction in bad debt expense of $161,000. The increased sales and marketing expenses were primarily due to the expansion of our sales and marketing efforts internationally.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses from continuing operations were $3.4 million, an increase of $472,000 or 16% in the second quarter of 2009 compared to the same period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $231,000, increased consulting costs of $164,000 to supplement our engineering staff, and engineering travel costs of $64,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant investments in areas of research and technology development to support future growth.
     Research and development expenses from continuing operations were $7.3 million, an increase of $911,000 or 14% in the first six months of 2009 compared to the same period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $622,000 and increased consulting costs of $267,000 to supplement our engineering staff. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses from continuing operations were $4.8 million, a decrease of $270,000 or 5% in the second quarter of 2009 compared to the same period in 2008. The decrease was primarily due to reduced legal, professional, and license fee expenses of $649,000, partially offset by increased compensation, benefits, and overhead of $241,000, and increased supplies and office expenses of $60,000. The decreased legal, professional, and license fee expenses were primarily due to decreased litigation costs of $1.1 million, mainly Microsoft litigation which was settled in 2008; partially offset by increased costs resulting from our internal investigation. Increased compensation, benefits, and overhead are primarily increased stock compensation costs. We expect that the dollar amount of general and administrative expenses to continue to be a significant component of our operating expenses, but we are currently taking steps to reduce our general and administrative expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.
     General and administrative expenses from continuing operations were $9.2 million, a decrease of $299,000 or 3% in the first six months of 2009 compared to the same period in 2008. The decrease was primarily due to reduced legal, professional, and license fee expenses of $1.2 million, partially offset by increased compensation, benefits, and overhead of $574,000, increased travel of $134,000, and increased supplies and office expenses of $91,000, and increased public company expense of $65,000. The decreased legal, professional, and license fee expenses were primarily due to decreased litigation costs of $2.0 million, mainly Microsoft litigation which was settled in 2008; partially offset by costs resulting from our current internal investigation. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount and increased non-cash stock-based compensation charges.
     Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment s or write off of intangibles. Amortization and impairment of intangibles increased by $22,000 or 11% in the second quarter of 2009 compared to the same period in 2008. Amortization and impairment of intangibles decreased by $33,000 or 7% in the first six months of 2009 compared to the same period in 2008. The decrease was primarily attributable to some intangible assets reaching full amortization.
     Restructuring — Restructuring costs in the second quarter of 2009 consist primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce and relocation of the Maryland medical business operations to San Jose of $646,000. Restructuring costs also include severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $59,000. There were no restructuring charges incurred in the second quarter of 2008. We do not expect to record significant additional costs relating to the reduction of workforce and relocation of the Maryland medical business operations to San Jose except for some employee move and temporary housing costs.
     Restructuring costs in the first six months of 2009 consist primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce and relocation of the Maryland medical business operations to San Jose of $811,000. Restructuring costs also include severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $540,000. There were no restructuring charges incurred in the six months ended June 30, 2008.
     Change in fair value of warrant liability — In January 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Quarterly we recalculate the fair value of our warrants using the Black-Scholes option pricing model. For the three months and six months ended June 30, 2009, the gain or loss from the change in fair value of the warrant liability was ($136,000) and $344,000, respectively.
     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gain on sale of short-term investments. Interest and other income decreased by $766,000 in the second quarter of 2009 compared to the same period in 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments. We expect that the accretion of interest income from Sony Computer Entertainment that was approximately $112,000 in the second quarter of 2009 and will total approximately $377,000 in 2009 will be completed at the end of 2009.
     Interest and other income decreased by $2.1 million in the first six months of 2009 compared to the same period in 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.
     Provision for Income Taxes — We recorded a provision for income taxes for second quarter of 2009 of $300,000 on pre-tax loss from continuing operations of $8.8 million, yielding an effective tax rate 3.4%. For the second quarter of 2008, we recorded a benefit for income taxes of $1.9 million on pre-tax loss from continuing operations of $5.6 million, yielding an effective tax rate of (34.2)%. The income tax provision or benefit for the second quarter of 2009 and 2008 are arrived at as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The tax effect of the discontinued operations is removed to arrive at the income tax provision or benefit from continuing operations.

     We recorded a provision for income taxes for the six months ended June 30, 2009 of $391,000 on pre-tax loss from continuing operations of $15.2 million, yielding an effective tax rate of 2.6% which reflects the continuing impact of the valuation allowance on the deferred tax asset taken in Q3 2008. During 2008, we recorded a valuation allowance due to uncertainty in realization of asset balances due to losses. For the six months ended June 30, 2008, we recorded a benefit for income taxes of $3.2 million on pre-tax loss from continuing operations of $10.3 million, yielding an effective tax rate of (30.7)%. The income tax provision or benefit for the six months ended June 30, 2009 and June 30, 2008 are arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, plus foreign withholding tax expense, adjusted for certain discrete items which are fully recognized in the period they occur.
     Discontinued Operations — In the three months ended June 30, 2009, we sold our MicroScribe family of products and have recorded a gain on sale of discontinued operations of $20,000. The remaining operations of the 3D product line have been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $44,000 in the second quarter of 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during subsequent periods.
     In the six months ended June 30, 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale of discontinued operations of $187,000. Accordingly, the operations of the 3D product line have been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $135,000 in the six months ended June 30, 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during that period.
SEGMENT RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:

Touch	$4,187	$3,920	$8,661	$7,882
Medical	2,495	3,699	5,561	6,618
Intersegment eliminations	—	—	(34)	(41)

Total	$6,682	$7,619	$14,188	$14,459

Operating loss:
Touch	$(3,875)	$(5,688)	$(8,891)	$(10,577)
Medical	(4,953)	(855)	(7,140)	(2,312)
Intersegment eliminations	—	12	(1)	(5)

Total	$(8,828)	$(6,531)	$(16,032)	$(12,894)

*	Note: Segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Touch segment — Revenues from the Touch segment were $4.2 million, an increase of $267,000 or 7% in the second quarter of 2009 compared to the same period in 2008. Royalty and license revenues increased by $400,000 mainly due to increased revenue from licensees of mobile devices partially offset by decreased revenue from gaming and automotive licensees. Development contract revenue decreased by $117,000 primarily due to decreased development contracts and support. Operating loss for the second quarter of 2009 was $3.9 million, a decrease of $1.8 million compared to the same period in 2008. The decrease was primarily due to a decrease in general and administrative expenses of $990,000 mainly due to decreased litigation costs, increased gross margin of $768,000 mainly due to increased royalty and license revenue, and a decrease in sales and marketing expenses of $548,000. The decreases to the operating loss were partially offset by an increase in research and development costs of $371,000 and an increase in restructuring costs of $101,000.
     Revenues from the Touch segment were $8.7 million, an increase of $779,000 or 10% in the first six months of 2009 compared to the same period in 2008. Royalty and license revenues increased by $721,000 mainly due to increased revenue from licensees of mobile devices partially offset by decreased revenue from gaming and automotive licensees. Development contract revenue increased by $65,000 primarily due to increased development contracts and support. Operating loss for the six months ended June 30, 2009 was $8.9 million, a decrease of $1.7 million compared to the same period in 2008. The decrease was primarily due to increased gross margin of $1.6 million mainly due to increased royalty and license revenue, a decrease in general and administrative expenses of $1.3 million mainly due to decreased litigation costs, and decreased sales and marketing expenses of $178,000. The decreases to operating loss were partially offset by an increase of research and development expenses of $838,000, and an increase in restructuring costs of $581,000.
     Medical segment — Revenues from the Medical segment were $2.5 million, a decrease of $1.2 million or 33%, for the second quarter of 2009 compared to the same period in 2008. The decrease was primarily due to a reduction of product sales mainly due to decreased sales of our endoscopy, endovascular, Virtual IV, and laparoscopy simulators partially offset by an increase in sales of our arthroscopy simulators and a reduction of medical development contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008. Operating loss for the second quarter of 2009 was $5.0 million, an increase of $4.1 million compared to the same period in 2008. The increase was mainly due to a decrease in gross margin of $2.0 million primarily due to reduced revenue and physical inventory write offs primarily consisting of physical count to book adjustments of medical equipment parts, increased general and administrative expenses of $719,000 primarily due to increased legal costs, increased sales and marketing expenses of $719,000 including fixed asset write offs resulting from a reconciliation of the fixed asset records to the physical inventory, an increase in restructuring costs of $604,000 mainly due to the facility move to San Jose, and increased research and development expenses of $101,000.
     Revenues from the Medical segment were $5.6 million, a decrease of $1.1 million or 16%, for the first six months of 2009 compared to the same period in 2008. The decrease was primarily due to a reduction of product sales mainly due to decreased sales of our Virtual IV, endovascular, and endoscopy simulators partially offset by an increase in sales of our laparoscopy and arthroscopy simulators. and a reduction of medical development contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008. Operating loss for the six months ended June 30, 2009 was $7.1 million, an increase of $4.8 million compared to the same period in 2008. The increase was mainly due to a decrease in gross margin of $1.7 million primarily due to reduced revenue and physical inventory write offs primarily consisting of physical count to book adjustments of medical equipment parts, increased sales and marketing expenses of $1.3 million primarily due to an expansion of international sales and marketing efforts and fixed asset write offs resulting from a reconciliation of the fixed asset records to the physical inventory, increased general and administrative expenses of $969,000 mainly due to increased legal costs, and an increase in restructuring costs of $770,000 mainly due to the facility move to San Jose.
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
     On June 30, 2009, our cash, cash equivalents, and short-term investments totaled $74.0 million, a decrease of $11.7 million from $85.7 million on December 31, 2008.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of June 30, 2009, we had received ten of these installments.
     Net cash used in operating activities during the six months ended June 30, 2009 was $9.4 million, a change of $7.9 million from the $1.5 million used during the six months ended June 30, 2008. Cash used in operations during the six months ended June 30, 2009 was primarily the result of a net loss of $15.0 million, a decrease of $1.8 million due to a change in accounts payable, a decrease of $783,000 due to a change in accrued compensation and other current liabilities, and a decrease of $172,000 due to a change in inventories. These decreases were offset by a $1.9 million increase due to a change in accounts receivable, a $1.9 million increase due to a change in deferred revenue and customer advances, and an increase of $332,000 due to a change in prepaid expenses and other current assets. Cash used in operations during the six months ended June 30, 2009 was also impacted by noncash charges and credits of $4.1 million, including $2.7 million of noncash stock-based compensation, $873,000 in depreciation and amortization, $439,000 in amortization and impairment of intangibles, $708,000 of write off of equipment, partially offset by a decrease in the fair market value of warrant liability of $344,000 and gain on sales of discontinued operations of $187,000.
     Net cash used in investing activities during the six months ended June 30, 2009 was $30.6 million, compared to the $17.2 million provided by investing activities during the six months ended June 30, 2008, an increase of $47.8 million. Net cash used in investing activities during the period consisted of purchases of short-term investments of $49.0 million; a $1.5 million increase in intangibles and other assets, primarily due to capitalization of external patent filing and application costs; and $1.3 million used to purchase property and equipment; partially offset by maturities or sales of short-term investments of $21.0 million and proceeds from sales of discontinued operations of $187,000.

     Net cash provided by financing activities during the six months ended June 30, 2009 was $271,000 compared to $4.7 million used during the six months ended June 30, 2008, or a $5.0 million increase from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options and warrants in the amount of $278,000.
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

     As discussed in Note 12 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN 48. On June 30, 2009, we had a liability for unrecognized tax benefits totaling approximately $647,000, including interest of $20,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $71.3 million as of June 30, 2009. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in an approximate $180,000 decrease in the fair value of our cash equivalents and short-term investments as of June 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated our disclosure controls and procedures and determined that there were material weaknesses in our internal control over financial reporting as of June 30, 2009, as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Revised),” in Amendment No. 1 to our Annual Report on 10-K on Form 10-K/A filed on February 8, 2010 and in “Evaluation of Disclosure Controls and Procedures (As Revised)” in Amendment No. 1 to our Quarterly Report on 10-Q for the period ended March 31, 2009 on Form 10-Q/A filed on February 8, 2010. Additionally, as of June 30, 2009, we did not maintain effective control over inventory and fixed assets. Specifically, we determined that inventory, including capitalized demonstration and customer loaner equipment was not appropriately tracked. As a result, we have concluded that there is a material weakness in inventory control and fixed asset management. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation and because of the material weaknesses described in our Form 10-K/A and Form 10-Q/A which have not been remediated as of June 30, 2009, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that certain disclosure controls and procedures were not effective as of June 30, 2009.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended June 30, 2009, there were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Subsequent to June 30, 2009 through the filing date of this 10-Q, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition described in Amendment No. 1 to our Annual Report on 10-K/A filed on February 8, 2010 :
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
     Subsequent to June 30, 2009 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to the calculation of stock-based compensation, warrants and inventory control and fixed assets management as discussed above or in the amendments to our Annual Report on Form 10-K and Quarterly Report on Form 10-Q describes above:
•	We are in the process of adding a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, including upon upgrades to new versions of the software, and to ensure timely review of the technical updates to the software.

•	We are in the process of adding a control procedure to test the review and implementation of all applicable new accounting pronouncements with the appropriate review by finance personnel to ensure compliance.

•	We are in the process of implementing control procedures to ensure capitalization and tracking of all demonstration and customer loaner equipment.

•	We are in the process of reviewing our physical inventory management procedures including cycle counts to ensure proper control of inventory with appropriate review by operations and finance personnel.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In re Immersion Corporation Initial Public Offering Securities Litigation
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
     Also see Note 17 to the Consolidated Financial Statements in Part I.
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
Company Risks
IF WE FAIL TO ESTABLISH AND MAINTAIN PROPER AND EFFECTIVE INTERNAL CONTROLS, OUR ABILITY TO PRODUCE ACCURATE FINANCIAL STATEMENTS ON A TIMELY BASIS COULD BE IMPAIRED, WHICH WOULD ADVERSELY AFFECT OUR CONSOLIDATED OPERATING RESULTS, OUR ABILITY TO OPERATE OUR BUSINESS AND OUR STOCK PRICE.
     In connection with the internal investigation conducted by the audit committee into revenue recognition of certain transactions in our Medical line of business, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition. In addition, as set forth in 2007, we determined that we had a material weakness in controls over accounting for income taxes. In reviewing our financial statements in preparation for the restatement we determined that we also had material weaknesses in our controls over accounting for stock-based compensation, the adoption of new accounting standards, inventory control management and accounting for fixed assets. Although we have begun implementing new processes and procedures to improve our internal controls, our interim chief executive officer and interim chief financial officer determined that as of June 30, 2009, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

     Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure on our part to remedy identified material weaknesses or control deficiencies, or any additional delays or errors in our financial reporting, whether or not resulting from the identified material weakness relating to revenue recognition or any other material weakness or significant deficiencies, could cause our financial reporting to be unreliable and could have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.
     We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in this Form 10-Q, our audit committee and management have identified material weaknesses and control deficiencies in the past and may identify additional material weaknesses or control deficiencies in the future.
     We are required to comply with Section 404 of the Sarbanes Oxley Act of 2002. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes Oxley Act. Our management has concluded that we did not maintain effective control over financial reporting as of June 30, 2009 based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
OUR CURRENT LITIGATION IS EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND WILL CONTINUE TO BE, UNTIL RESOLVED, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. In addition, it is possible that as a result of our internal investigation described elsewhere in this report, we may be subject to additional litigation and investigations by government authorities such as the SEC. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and are likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 17 to the consolidated financial statements in Part I and Item 1. “Legal Proceedings” of this Part II.
THE UNCERTAIN GLOBAL ECONOMIC ENVIRONMENT COULD REDUCE OUR REVENUES AND COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The current global economic recession could materially hurt our business in a number of ways including, longer sales and renewal cycles, delays in adoption of our products or technologies, increased risk of competition, increased risk of inventory obsolescence, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements at reduced purchase levels. In addition, our suppliers, customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or in the level of sales of products that include our technology. The current economic downturn may lead to a reduction in corporate, university, or government budgets for research and development in sectors including the automotive, aerospace, mobility, and medical sectors, which use our products. Sales of our products or technology may be adversely affected by cuts in these research and development budgets. Furthermore, a prolonged tightening of the credit markets could significantly impact our ability to liquidate investments or reduce the rate of return on investments.
WE HAD AN ACCUMULATED DEFICIT OF $85 MILLION AS OF JUNE 30, 2009, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
     Since 1997, we have incurred losses in all but four recent quarters. We need to generate significant ongoing revenue to return to profitability. We anticipate that we will continue to incur expenses as we:
•	continue to develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products and change our business;

•	protect and enforce our intellectual property;

•	pursue strategic relationships;

•	incur costs related to pending litigation;

•	acquire intellectual property or other assets from third-parties; and

•	invest in systems and processes to manage our business.
     If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.
WE HAVE LITTLE OR NO CONTROL OR INFLUENCE ON OUR LICENSEES’ DESIGN, MANUFACTURING, PROMOTION, DISTRIBUTION, OR PRICING OF THEIR PRODUCTS INCORPORATING OUR TOUCH-ENABLING TECHNOLOGIES, UPON WHICH WE GENERATE ROYALTY REVENUE.
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the second quarter of 2009 and 2008, 54% and 42%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2009 and 2008, 52% and 46%, respectively, of our total revenues were royalty and license. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.
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

DUE TO RECENT TURNOVER, OUR EXECUTIVE MANAGEMENT TEAM HAS LIMITED EXPERIENCE WORKING TOGETHER AND IF THERE ARE DIFFICULTIES WITHIN THIS TEAM, IT COULD IMPEDE THE EXECUTION OF OUR BUSINESS STRATEGY.
     Recently, we have experienced a number of changes in our executive team. Our success will depend to a significant extent on the management team’s ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively together and with the board of directors. If this leadership team is not successful, our ability to execute our business strategy would be impeded.
WE HAVE EXPERIENCED SIGNIFICANT CHANGE IN OUR BUSINESS, AND WE CANNOT ASSURE YOU THAT THESE CHANGES WILL RESULT IN INCREASED REVENUE OR PROFITABILITY.
     Our business has undergone significant changes in recent periods, including the divestiture of our 3D business, new management, consolidation of our touch, gaming, and mobility businesses, consolidation of our medical business and personnel changes and focus on additional target markets. These changes have required significant investments of cash and other resources, as well as management’s time and attention and have placed significant strains on our managerial, financial, engineering, or other resources. We cannot assure you that these efforts will result in growing our business successfully or in increased operating performance.
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
OUR CONSOLIDATION OF OUR MEDICAL OPERATIONS MAY NOT BE SUCCESSFUL, AND MAY NEGATIVELY IMPACT OUR BUSINESS
     In May 2009, we moved the operations of our Medical line of business from Maryland to our headquarters in San Jose, California. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. For second quarter of 2009 and 2008 our Medical line of business represented 37% and 49%, respectively of our total revenues. For the six months ended June 30, 2009 and 2008 our Medical line of business represented 39% and 46%, respectively, of our total revenues. Accordingly, if we are unable to manage this consolidation effectively, our overall business and operating results could be materially and adversely affected.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders (the “Annual Meeting”) on June 9, 2009, to consider and vote on the following proposals to: (i) elect three members of the Board of Directors to serve for a three-year term as Class I Directors (Proposal 1); and (ii) ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 (Proposal 2).
     Proposal 1: The stockholders elected the three nominees for Class I directors to our Board of Directors. The votes were as follows:

	Number of	Number of	Number of
Nominees	Votes For	Votes Against	Votes Abstained
Anne DeGheest	19,466,094	838,348	1,684,020
Jack Saltich	15,506,895	4,792,773	1,688,793
Victor Viegas	19,516,222	986,416	1,485,824
     Ms. DeGheest’s, Mr. Saltich’s and Mr. Viegas’s terms will expire at the 2012 annual meeting. Other directors’ terms of office continue as follows: Robert Van Naarden and Clent Richardson (Class II term expires at the 2010 annual meeting) and John Hodgman and Emily Liggett (Class III term expires at the 2011 annual meeting).
     Proposal 2: The ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstained
20,073,125	455,075	1,460,261

ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 8, 2010

IMMERSION CORPORATION
By	/s/ Henry Hirvela
Henry Hirvela
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	.
31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.