Form 10-Q
period 2009-09-30
IMMERSION CORP
filed 2010-02-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,772	$64,769
Short-term investments	43,968	20,974
Accounts receivable (net of allowances for doubtful accounts of: September 30, 2009 — $183 and December 31, 2008 — $436)	2,448	6,114
Inventories, net	2,291	3,757
Deferred income taxes	311	311
Prepaid expenses and other current assets	3,333	4,344

Total current assets	78,123	100,269
Property and equipment, net	3,871	3,827
Intangibles and other assets, net	10,573	9,491

Total assets	$92,567	$113,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,350	$2,842
Accrued compensation	1,304	2,920
Other current liabilities	3,458	3,493
Deferred revenue and customer advances	6,654	8,042

Total current liabilities	13,766	17,297
Long-term deferred revenue	18,972	15,989
Deferred income tax liabilities	311	311
Other long-term liabilities	220	212

Total liabilities	33,269	33,809

Contingencies (Note 17)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: September 30, 2009 — 30,786,462 and December 31, 2008 — 30,674,045; shares outstanding: September 30, 2009 — 27,998,593 and December 31, 2008 — 27,887,482	171,905	167,870
Warrants	11	1,731
Accumulated other comprehensive income	121	109
Accumulated deficit	(94,342)	(71,543)
Treasury stock at cost: September 30, 2009 — 2,787,869 shares and December 31, 2008 — 2,786,563 shares	(18,397)	(18,389)

Total stockholders’ equity	59,298	79,778

Total liabilities and stockholders’ equity	$92,567	$113,587

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		As Restated (1)		As Restated (1)
Revenues:
Royalty and license	$2,841	$4,761	$10,202	$11,393
Product sales	3,467	1,756	9,518	8,080
Development contracts and other	285	538	1,061	2,041

Total revenues	6,593	7,055	20,781	21,514

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	3,293	1,820	6,856	5,555
Sales and marketing	2,653	3,919	10,953	11,110
Research and development	2,690	3,243	10,031	9,673
General and administrative	6,673	4,854	15,899	14,379
Amortization and impairment of intangibles	243	201	682	673
Litigation settlements, conclusions and patent license	—	20,750	—	20,750
Restructuring costs	181	—	1,532	—

Total costs and expenses	15,733	34,787	45,953	62,140

Operating loss	(9,140)	(27,732)	(25,172)	(40,626)
Change in fair value of warrant liability	146	—	490	—
Interest and other income	163	988	681	3,596
Interest and other expense	—	—	(8)	—

Loss from continuing operations before provision for income taxes	(8,831)	(26,744)	(24,009)	(37,030)
Provision for income taxes	(186)	(7,124)	(577)	(3,967)

Loss from continuing operations	(9,017)	(33,868)	(24,586)	(40,997)
Discontinued operations (Note 11):
Gain on sales of discontinued operations net of provision for income taxes of $0	20	—	207	—
Gain (loss) from discontinued operations, net of provision for income taxes of $76, $252, $178, and $576	(17)	165	384	701

Net loss	$(9,014)	$(33,703)	$(23,995)	$(40,296)

Basic and diluted net loss per share
Continuing operations	(0.32)	(1.15)	(0.88)	(1.36)
Discontinued operations	—	0.01	0.02	0.02

Total	$(0.32)	$(1.14)	$(0.86)	$(1.34)

Shares used in calculating basic and diluted net loss per share	27,994	29,448	27,962	30,092

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		As restated (1)
Cash flows from operating activities:
Net loss	$(23,995)	$(40,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,208	844
Amortization and impairment of intangibles	682	673
Stock-based compensation	3,749	4,045
Excess tax benefits from stock-based compensation	—	(194)
Realized gain on short-term investments	—	(81)
Change in fair market value of warrant liability	(490)	—
Write off of equipment	711	—
Gain on sales of discontinued operations	(207)	—
Changes in operating assets and liabilities:
Accounts receivable	3,698	2,195
Inventories	1,109	(1,954)
Deferred income taxes	—	7,296
Prepaid expenses and other current assets	1,012	(1,989)
Other assets	11	12
Accounts payable	(540)	609
Accrued compensation and other current liabilities	(1,588)	23,145
Income taxes payable	6	(170)
Deferred revenue and customer advances	1,595	2,787
Other long-term liabilities	8	(1,069)

Net cash used in operating activities	(13,031)	(4,147)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(68,990)	(44,221)
Maturities of short-term investments	46,000	78,978
Additions to intangibles	(1,944)	(2,224)
Purchases of property and equipment	(1,509)	(1,821)
Proceeds from sales of discontinued operations	207	—

Net cash provided by (used in) investing activities	(26,236)	30,712

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	134	330
Exercise of stock options and warrants	143	1,168
Excess tax benefits from stock-based compensation	—	194
Purchases of treasury stock	—	(12,643)
Tax withholding payment related to vested and released restricted stock units	(7)	—

Net cash provided by (used in) financing activities	270	(10,951)

Effect of exchange rates on cash and cash equivalents	—	(24)

Net increase (decrease) in cash and cash equivalents	(38,997)	15,590
Cash and cash equivalents:
Beginning of the period	64,769	86,493

End of the period	$25,772	$102,083

Supplemental disclosure of cash flow information:
Cash received for taxes	$(54)	$(731)

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$538	$848

Shares issued upon vesting of restricted stock units	$60	$—

Amounts accrued for purchase of treasury stock	$—	$709

See accompanying Notes to Condensed Consolidated Financial Statements.

(1)	See Note 2 “Restatement of Condensed Consolidated Financial Statements” of Notes to Condensed Consolidated Financial statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
     The results of operations for the interim periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
     Revenue Recognition
     The Company recognizes revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-599, formerly Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“ASC 605-10-599, formerly SAB No. 104”); ASC 605-25, formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“ASC 605-25, formerly EITF No. 00-21”); and ASC 985-605, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“ASC 985-605, formerly SOP No. 97-2”), as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on proportional performance method over the service period or completed performance method.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on ASC 985-605, formerly SOP No. 97-2 criteria or ASC 605-10-599, formerly SAB No. 104, as applicable.
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, the Company recognizes revenue in accordance with ASC 605-10-599, formerly SAB No. 104, ASC 605-25, formerly EITF No. 00-21, and ASC 985-605, formerly SOP No. 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussion regarding “Multiple element arrangements” below.
     Product sales — The Company generally recognizes revenues from product sales when the product is shipped, provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. The Company sells the majority of its products with warranties ranging from three to sixty months. The Company records the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. The Company offers no general right of return on its products.
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
     Recent Accounting Pronouncements
     In April 2008, the FASB issued ASC 350-30, formerly FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“ASC 350-30, formerly FSP No. FAS 142-3”). ASC 350-30, formerly FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of SFAS No. 142, “Goodwill and Other Intangible Assets.” ASC 350-30, formerly FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In April 2009, the FASB issued ASC 320-10, formerly FSP No. FAS 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10, formerly FSP No. FAS 115-2 and FAS No. 124-2”). This FSP amends the other-than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. ASC 320-10, formerly FSP No. FAS 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In April 2009, the FASB issued ASC 820-10, formerly FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10, formerly FSP No. FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with ASC 820-10, formerly SFAS No. 157, “Fair Value Measurements” (“ASC 820-10, formerly SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10, formerly FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In April 2009, the FASB issued ASC 825-10, formerly FSP No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10, formerly FSP No. FAS 107-1 and APB No. 28-1”). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10, formerly FSP FAS 107-1 and APB No. 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
     In May 2009, the FASB issued ASC 855-10, formerly SFAS No. 165, “Subsequent Events” (“ASC 855-10, formerly SFAS No. 165”). ASC 855-10, formerly SFAS No. 165 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position. The Company has evaluated subsequent events through February 8, 2010, the date of issuance of the Company’s condensed consolidated financial statements.
     In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), formerly EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605), formerly EITF No. 08-1”). ASU 2009-13 (update to ASC 605), formerly EITF No. 08-1 superseded EITF No.00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605), formerly EITF No. 08-1 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605), formerly EITF No. 08-1 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 (update to ASC 605), formerly EITF No. 08-1 on its consolidated results of operations and financial condition.
     In September 2009, the FASB also ratified ASU 2009-14 (update to ASC 605), formerly EITF No. 09-3, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605), formerly EITF No. 09-3”). ASU 2009-14 (update to ASC 605), formerly EITF No. 09-3 modifies the scope of Statement of Position No. 97-2, “Software Revenue Recognition”, to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605), formerly EITF No. 09-3 has an effective date that is consistent with ASU 2009-13 (update to ASC 605), formerly EITF No. 08-1. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 2009-14 (update to ASC 605), formerly EITF No. 09-3 on its consolidated results of operations and financial condition.
2. RESTATEMENT OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2008, the Company’s management determined that errors existed in its previously issued financial statements. As a result, the accompanying condensed consolidated financial statements for the quarter and nine months ended September 30, 2008 have been restated from amounts previously reported. The following summarizes the nature of the errors and the effects on the condensed consolidated financial statements.
     Revenue Transactions
     Side Agreement
     The Company determined that certain commitments may have been made to a customer of its Medical line of business in the form of an undisclosed apparent side agreement dated in the fourth quarter of fiscal 2008. The customer and the Company had previously executed a distribution agreement in May 2008, and the customer entered into various sales transactions with the Company, both before and after the date of the apparent side agreement. The Company concluded that revenue should not have been recognized on certain transactions resulting in restatement adjustments to revenue in various reporting periods for the following reasons: (i) in certain circumstances, the product remained in a third-party warehouse and was not shipped to the customer until after the quarter in which revenue was recognized; (ii) a previously undisclosed apparent side agreement caused the terms of earlier transactions to be deemed not final until the distribution agreement between the customer and the Company was terminated; (iii) in certain circumstances, the Company had conflicting exclusivity arrangements in effect during the quarters when the Company was recognizing revenue for transactions with such customer; and (iv) concessions related to extended payment terms caused the amount to not be fixed and determinable. As a result the Company determined that a total of $523,000 and $1.0 million of revenue recorded in the quarter and nine months ended September 30, 2008 had not been appropriately recognized. These amounts were recognized in the third quarter of 2009.
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
     As a result, for the three months ended September 30, 2008 a net decrease in revenue in the amount of $1.3 million was recorded. This included an increase of approximately $142,000 that was originally recorded in the prior quarter which has now been recorded in the third quarter of 2008. Further, $1.4 million of revenue originally recorded in the third quarter of 2008 has been reversed and recognized in subsequent periods. For the nine months ended September 30, 2008, a decrease in revenue of $1.5 million was recorded which will be recognized in subsequent periods.
     Other Impact of Revenue Adjustments
     As a result of the adjustments to revenues discussed above, cost of product sales decreased by $750,000 and $1.0 million for the quarter ended and nine months ended September 30, 2008, respectively and commission expense decreased by $51,000 and $72,000 for the quarter ended and nine months ended September 30, 2008. There was no other impact on these accounts for the quarter or nine months ended September 30, 2008.
     Other Errors in Condensed Consolidated Financial Statements
     The Company also corrected the condensed consolidated financial statements for the following items:
•	Stock-Based Compensation Expense. The Company identified a software-based error in its calculated stock-based compensation expense. The previous version of software used to calculate stock-based compensation expense incorrectly continued to apply a weighted average forfeiture rate to the vested portion of stock option awards until the grant’s final vest date, rather than reflecting actual forfeitures as awards vested. This error resulted in an understatement of stock-based compensation expense in certain periods prior to the grant’s final vest date. The Company recorded additional stock-based compensation expense of $247,000 and $1.1 million for the third quarter and nine months ended September 30, 2008, respectively.

•	Interest Income. The Company identified an error in the accounting relating to the timing of the recognition of interest income with respect to its patent license with Sony Computer Entertainment. Accordingly, the Company recorded additional interest income of approximately $0 and $192,000 for the third quarter and nine months ended September 30, 2008, respectively. This accounting error related to the timing of the recognition of interest income but does not change the overall interest income to be recognized.
•	Amortization and Impairment of Intangibles. The Company identified instances where it had not commenced amortization of patents in the periods the patents were granted. In addition, the Company identified certain patent applications that were abandoned but had not been previously identified as such and has corrected this error by increasing amortization and impairment of intangibles by $22,000 and $85,000 in the third quarter and nine months ended September 30, 2008, respectively.
     Impact of Corrections on Previously Issued Condensed Consolidated Financial Statements
     The Company’s accompanying condensed consolidated financial statements have been restated resulting from the restatement adjustments described above, as follows:

	Detailed Components of Revenue Transaction Adjustments
	($ in thousands)
					Total Impact of Revenue
	Revenue		Cost of Product Sales	Commission Expense	Adjustments
Nine months ended September 30, 2008
Increase (Decrease)	$(2,513)	(1)	$1,002	$72	$(1,439)
Three months ended September 30, 2008
Increase (Decrease)	$(1,822)	(2)	$750	$51	$(1,021)

(1)	For the nine months ended September 30, 2008 reflects a decrease of $1.0 million as discussed in “Side Agreement” and a decrease of $1.5 million in revenue as discussed in “Additional Transactions Analyzed” and an increase of $9,000 in revenue due to warranty adjustments.

(2)	For the three months ended September 30, 2008 reflects a decrease of $523,000 as discussed in “Side Agreement” and a net decrease of $1.3 million in revenue as discussed in “Additional Transactions Analyzed” and an increase of $6,000 in revenue due to warranty adjustments.

Summary of Impact of Restatement Adjustments
Loss from
	Loss from Continuing Operations Before						Continuing
	Provision for Income Taxes						Operations

	Revenue	Amortization
	Transaction	and					Total
	Adjustments	Impairment	Interest	Stock-based		Income	Adjustments
	(1)	of Intangibles	Income	Compensation	Total	Tax Effect	Net of Tax
($ in thousands)
Nine months ended September 30, 2008
Increase (Decrease)	$(1,439)	$(84)	$192	$(1,077)	$(2,408)	$123	$(2,285)
Three months ended September 30, 2008
Increase (Decrease)	$(1,021)	$(22)	—	$(247)	$(1,290)	$(76)	$(1,366)

(1)	See table above
     The following tables present the impact of the restatement and reclassification on the Company’s previously issued condensed consolidated statements of operations for the quarter and nine months ended September 30, 2008 and cash flow for nine months ended September 30, 2008.
     Additionally, as disclosed in note 11, the previously reported results of operations of the 3D product line for the quarter and nine months ended September 30, 2008 have been reclassified and reported separately in the condensed consolidated statement of operations as discontinued operations.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30, 2008
		Discontinued
	As Previously	Operations	Restatement	As Restated and
	Reported	Reclassification	Adjustments	Reclassified

Revenues:
Royalty and license	$4,761	$—	$—	$4,761
Product sales	4,755	(1,177)	(1,822)	1,756
Development contracts and other	565	(27)	—	538

Total revenues	10,081	(1,204)	(1,822)	7,055

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,951	(394)	(737)	1,820
Sales and marketing	4,296	(392)	15	3,919
Research and development	3,155	—	88	3,243
General and administrative	4,774	—	80	4,854
Amortization and impairment of intangibles	179	—	22	201
Litigation settlements, conclusions and patent license	20,750	—	—	20,750

Total costs and expenses	36,105	(786)	(532)	34,787

Operating loss	(26,024)	(418)	(1,290)	(27,732)
Interest and other income	988	—	—	988

Loss from continuing operations before provision for income taxes	(25,036)	(418)	(1,290)	(26,744)
Provision for income taxes	(7,262)	214	(76)	(7,124)

Loss from continuing operations	(32,298)	(204)	(1,366)	(33,868)

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $252	—	204	(39)	165

Net loss	$(32,298)	$—	$(1,405)	$(33,703)

Basic and diluted net loss per share

Continuing operations	$(1.10)	$(0.01)	$(0.04)	$(1.15)
Discontinued operations	—	0.01	—	0.01

Total	$(1.10)	$—	$(0.04)	$(1.14)

Shares used in calculating basic and diluted net loss per share	29,448	—	—	29,448

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Nine Months Ended September 30, 2008
		Discontinued		As Restated
	As Previously	Operations	Restatement	and
	Reported	Reclassification	Adjustments	Reclassified

Revenues:
Royalty and license	$11,393	$—	$—	$11,393
Product sales	13,992	(3,399)	(2,513)	8,080
Development contracts and other	2,164	(123)	—	2,041

Total revenues	27,549	(3,522)	(2,513)	21,514

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	7,607	(1,098)	(954)	5,555
Sales and marketing	11,996	(1,146)	260	11,110
Research and development	9,239	—	434	9,673
General and administrative	14,121	—	258	14,379
Amortization and impairment of intangibles	584	—	89	673
Litigation settlements, conclusions and patent license	20,750	—	—	20,750

Total costs and expenses	64,297	(2,244)	87	62,140

Operating loss	(36,748)	(1,278)	(2,600)	(40,626)
Interest and other income	3,404	—	192	3,596

Loss from continuing operations before provision for income taxes	(33,344)	(1,278)	(2,408)	(37,030)
Provision for income taxes	(4,630)	540	123	(3,967)

Loss from continuing operations	(37,974)	(738)	(2,285)	(40,997)

Discontinued operations:

Gain from discontinued operations, net of provision for income taxes of $576	—	738	(37)	701

Net loss	$(37,974)	$—	$(2,322)	$(40,296)

Basic and diluted net loss per share

Continuing operations	$(1.26)	$(0.02)	$(0.08)	$(1.36)
Discontinued operations	—	0.02	—	0.02

Total	$(1.26)	$—	$(0.08)	$(1.34)

Shares used in calculating basic and diluted net loss per share	30,092	—	—	30,092

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months ended September 30, 2008
	As
	Previously	Restatement	As
	Reported	Adjustments	Restated

Cash flows from operating activities:
Net loss	$(37,974)	$(2,322)	$(40,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	844	—	844
Amortization and impairment of intangibles	584	89	673
Stock-based compensation	2,968	1,077	4,045
Excess tax benefits from stock-based compensation	(194)	—	(194)
Realized gain on short-term investments	(81)	—	(81)
Changes in operating assets and liabilities:
Accounts receivable	208	1,987	2,195
Inventories	(1,136)	(818)	(1,954)
Deferred income taxes	7,382	(86)	7,296
Prepaid expenses and other current assets	(1,795)	(194)	(1,989)
Other assets	12	—	12
Accounts payable	609	—	609
Accrued compensation and other current liabilities	23,207	(62)	23,145
Income taxes payable	(170)	—	(170)
Deferred revenue and customer advances	2,453	334	2,787
Other long-term liabilities	(1,069)	—	(1,069)

Net cash used in operating activities	(4,152)	5	(4,147)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(44,221)	—	(44,221)
Maturities of short-term investments	78,978	—	78,978
Additions to intangibles	(2,219)	(5)	(2,224)
Purchases of property and equipment	(1,821)	—	(1,821)

Net cash provided by investing activities	30,717	(5)	30,712

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	330	—	330
Exercise of stock options and warrants	1,168	—	1,168
Excess tax benefits from stock-based compensation	194	—	194
Purchases of treasury stock	(12,643)	—	(12,643)

Net cash used in financing activities	(10,951)	—	(10,951)

Effect (decresase) of exchange rates on cash and cash equivalents	(24)	—	(24)

Net increase in cash and cash equivalents	15,590	—	15,590
Cash and cash equivalents:
Beginning of the period	86,493	—	86,493

End of the period	$102,083	$—	$102,083

Supplemental disclosure of cash flow information:
Cash received for taxes	$(731)	$—	$(731)

Non-cash investing and financing activities
Amounts accrued for property and equipment, and intangibles	$848	$—	$848

Amounts accrued for purchase of treasury stock	$709	$—	$709

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
     Financial instruments measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are classified based on the valuation technique in the table below:

	September 30, 2009
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Corporate commercial paper	$—	$9,997	$—	$9,997
U.S. government agency securities	39,102	—	—	39,102
Money market accounts	17,838	—	—	17,838

Total assets at fair value	$56,940	$9,997	$—	$66,937

Liabilities:
Warrant derivative liabilities	$—	$—	$27	$27

Total liabilities at fair value	$—	$—	$27	$27

     The above table excludes $2.8 million of cash held in banks.

	December 31, 2008
	Fair value measurement using
	Level 1	Level 2	Level 3	Total
		(In thousands)
Corporate commercial paper	$—	$24,971	$—	$24,971
U.S. government agency securities	23,978	—	—	23,978
Money market accounts	34,429	—	—	34,429

Total	$58,407	$24,971	$—	$83,378

     The above table excludes $2.4 million of cash held in banks.
     The following table provides a summary of changes in fair value in the Level 3 financial instrument for the three months and nine months ending September 30, 2009.

	Three months ended September 30, 2009	Nine months ended September 30, 2009
	Fair Value Measurement Using
	Significant Unobservable Inputs	Fair Value Measurement Using
Warrant Derivative Liability	(Level 3)	Significant Unobservable Inputs (Level 3)
	(In thousands)	(In thousands)
Balances, beginning of the period	$173	$517
Change in fair value
Included in net loss	(146)	(490)

Balances, end of period	$27	$27

Short term investments

	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Assets:
Corporate commercial paper	$9,996	$1	$—	$9,997
U.S. government agency securities	33,949	22	—	33,971

Total	$43,945	$23	$—	$43,968

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Assets:
Corporate commercial paper	$9,980	$1	$—	$9,981
U.S. government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

     The contractual maturities of the Company’s available-for-sale securities on September 30, 2009 and December 31, 2008 were all due in one year or less.
4. INVENTORIES

	September 30,	December 31,
	2009	2008
	(In thousands)
Raw materials and subassemblies	$1,622	$3,119
Work in process	98	209
Finished goods	571	429

Inventories, net	$2,291	$3,757

     Included in the cost of product sales for the nine months ended September 30, 2009 is a write off of $583,000 resulting from a book to physical adjustment of inventory in the Medical line of business
5. PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2009	2008
	(In thousands)
Computer equipment and purchased software	$4,456	$4,735
Machinery and equipment	1,958	3,269
Furniture and fixtures	1,407	1,336
Leasehold improvements	1,457	1,261

Total	9,278	10,601
Less accumulated depreciation	(5,407)	(6,774)

Property and equipment, net	$3,871	$3,827

     The sales and marketing expense for the nine months ended September 30, 2009 included a charge of $668,000 resulting from a book to physical adjustment of demo equipment in the Medical line of business.

6. INTANGIBLES AND OTHER ASSETS

	September 30,	December 31,
	2009	2008
	(In thousands)
Patents and technology	$18,520	$17,008
Other assets	145	156

Gross intangibles and other assets	18,665	17,164
Accumulated amortization of patents and technology	(8,092)	(7,673)

Intangibles and other assets, net	$10,573	$9,491

     The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. The estimated annual amortization expense for intangible assets as of September 30, 2009 is $793,000 in 2009, $1.2 million in 2010, $1.3 million in 2011, $1.2 million in 2012, $1.2 million in 2013, and $5.5 million in total for all years thereafter.
7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30,	December 31,
	2009	2008
	(In thousands)
Accrued legal	$928	$491
Income taxes payable	42	36
Other current liabilities	2,488	2,966

Total other current liabilities	$3,458	$3,493

Deferred revenue, current	$6,504	$7,954
Customer advances	150	88

Total deferred revenue, current and customer advances	$6,654	$8,042

8. LONG-TERM DEFERRED REVENUE
     On September 30, 2009, long-term deferred revenue was $19.0 million and included approximately $17.5 million of deferred revenue from Sony Computer Entertainment. On December 31, 2008, long-term deferred revenue was $16.0 million and included approximately $14.5 million from Sony Computer Entertainment.
9. STOCK-BASED COMPENSATION
     Stock Options and Awards

     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock generally vests over one year. On September 30, 2009, 4,002,789 shares of common stock were available for grant, and there were 5,353,723 options to purchase shares of common stock outstanding, as well as 229,749 RSUs and shares of restricted stock outstanding.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

Number
of Shares
Outstanding at December 31, 2008 (4,055,180 exercisable at a weighted average price of $9.35 per share)	7,009,667
Granted (weighted average fair value of $2.13 per share)	1,417,033
Exercised	(71,207)
Forfeited and cancelled	(3,001,770)

Outstanding at September 30, 2009	5,353,723

Exercisable at September 30, 2009	3,085,411

     Restricted Stock Units
     Restricted stock unit activity for the nine months ended September 30, 2009 is as follows:

Number
of Shares
Beginning balance at December 31, 2008	34,500
Awarded	292,287
Released	(10,834)
Forfeited	(113,204)

Ending balance at September 30, 2009	202,749

Expected to vest (1)	143,678

(1)	RSUs expected to vest reflect estimated forfeiture rates.
     Restricted Stock
     Restricted stock activity for the nine months ended September 30, 2009 is as follows:

Number
of Shares
Beginning balance at December 31, 2008	—
Awarded	27,000
Released	—
Forfeited	—

Ending balance at September 30, 2009	27,000

     The assumptions used to value option grants and shares under the Company’s Employee Stock Purchase Plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Options	2009	2008	2009	2008
Expected term (in years)	5.5	5.5	5.5	5.5
Volatility	68%	64%	69%	62%
Interest rate	2.4%	3.1%	1.9%	2.9%
Dividend yield	—	—	—	—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan	2009	2008	2009	2008
Expected term (in years)	—	0.5	0.5	0.5
Volatility	—	83%	109%	80%
Interest rate	—	1.9%	0.4%	2.0%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income Statement Classifications	(In thousands)		(In thousands)
Cost of product sales	$27	$56	$129	$163
Sales and marketing	219	324	661	1,102
Research and development	232	299	945	1,113
General and administrative	620	581	2,014	1,574

Total continuing operations	1,098	1,260	3,749	3,952
Discontinued operations	—	26	—	93

Total	$1,098	$1,286	$3,749	$4,045

     As of September 30, 2009, there was $8.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.99 years for options, 0.42 years for restricted stock and 2.42 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Stock Repurchase Program
     On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months and nine months ended September 30, 2009, there were no stock repurchases under this program. During the three months and nine months ended September 30, 2008 there were 1.1 million and 1.8 million shares of stock repurchased under this program, respectively.
     Warrants
     The Company adopted ASC 815-40, formerly EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40, formerly EITF 07-5”), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective January 1, 2009. ASC 815-40, formerly EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of the Company’s common stock issued in 2004 that were previously classified as Warrants have been retroactively restated upon adoption of ASC 815-40, formerly EITF 07-5 and classified to Other Current Liabilities and Retained Earnings effective January 1, 2009 due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expire on December 23, 2009 and the fair value balance of the remaining liability is now marked to market and recognized quarterly in non-operating income. The Company calculated the fair value of warrants using the Black-Scholes option pricing model, assuming a risk-free rate of 1.6%, a volatility factor of 66.9% as of January 1, 2009 and a contractual life of one year, and a derivative liability was established in the amount of $517,000 with an offset to warrants of $1.7 million and the cumulative effect of the change in accounting principle in the amount of $1.2 million recognized as an adjustment to the opening balance of retained earnings. As of September 30, 2009, the Company recalculated the fair value of the warrants using the Black-Scholes option pricing model assuming a risk-free rate of 2.4%, a volatility factor of 68% and a contractual life of three months. This resulted in a credit to non-operating income of $146,000 and $491,000 for the quarter and nine months ended September 30, 2009. The fair value of the warrants derivative liability will be recalculated at each balance sheet date until they expire in December 2009.
10. LITIGATION SETTLEMENTS, CONCLUSIONS, AND PATENT LICENSE
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
11. RESTRUCTURING COSTS AND DISCONTINUED OPERATIONS
     The Company accounts for restructuring costs and discontinued operations in accordance with ASC 420, formerly SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” and ASC 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , respectively. The following table sets forth the charges and expenses relating to continuing operations that are included in the restructuring line on the Company’s condensed consolidated Statement of Operations for the nine months ended September 30, 2009:

	December 31,				September 30,
	2008	Nine Months Ended September 30,			2009
	Restructuring	Add	Deduct Cash	Non-Cash	Restructuring
	Reserve	Charges	Payments	Expenses	Reserve
	(in thousands)
Medical workforce reductions	$—	$555	$(503)	$(20)	$32
Touch workforce reductions	142	559	(646)	(25)	30
Medical division location transition	—	463	(460)	—	3

Total	$142	$1,577	$(1,609)	$(45)	$65

     Restructuring Costs
     On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. These Medical workforce reductions were recorded as Medical segment restructuring charges for the six months ended June 30, 2009. In addition, the Company closed down the Medical portion of its Montreal operations in the third quarter of 2009. These Medical workforce reductions were recorded as Medical segment restructuring charges for the three months and nine months ended September 30, 2009. Workforce reduction costs consisting of severance benefits of $31,000 are included in accrued compensation on the Company’s condensed consolidated balance sheet. Other restructuring items are included in other current liabilities on the Company’s condensed consolidated balance sheet. All of the remaining severance benefits including those associated with the workforce reductions in Montreal, have been paid in the fourth quarter of 2009 with the exception of certain COBRA costs that will be paid by the end of 2010.
     In addition, for the three months and nine months ended September 30, 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that have been recorded as accrued compensation in the Company’s condensed consolidated balance sheet and restructuring charges in the statement of operations for the three months and nine months ended September 30, 2009.
     Results of Discontinued Operations
     On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration for the sales was $900,000 in the form of cash and notes receivable and the proceeds will be recognized when they are received. In the three months ended June 30, 2009, the Company sold its MicroScribe device product family including inventory, fixed assets and intangibles and has recorded a gain on sale of discontinued operations of $20,000. Negotiated consideration for the sale was $1.8 million in the form of cash and notes receivable and the proceeds will be recognized when they are received. In the three months ended September 30, 2009 there were payments on notes that were recorded as gain on sale of discontinued operation of $20,000. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. Revenues included in discontinued operations of the 3D product line were $65,000 and $714,000 for the three months and nine months ended September 30, 2009, respectively. Revenues included in discontinued operations of the 3D product line were $1.2 million and $3.5 million for the three months and nine months ended September 30, 2008, respectively. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. Included in restructuring costs within discontinued operations for the year ended December 31, 2008 were asset impairment charges which included reserves taken against capitalized patent costs of $255,000 and fixed asset write offs of $20,000 due to the divesting of the 3D product line. The Company had accrued $105,000 of severance charges at December 31, 2008 which has been paid in cash as of September 30, 2009.
12. INTEREST AND OTHER INCOME
     The Company has accounted for payments from Sony Computer Inc. due under a license entered in with them in 2007 in accordance with ASC 835, formerly Accounting Principles Board (“APB”) Opinion No. 21, Interest on Receivables and Payables. Under ASC 835, formerly APB No. 21, the Company determined the present value of $22.5 million of payments from them due over the three years ended December 31, 2009 to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income which is being recognized in the income statement as each quarterly payment installment becomes due.

13. INCOME TAXES
     For the three months and nine months ended September 30, 2009, the Company recorded income tax provisions of $186,000 and $577,000 on pre-tax losses from continuing operations of $8.8 million and $24.0 million, yielding effective tax rates of 2.1% and 2.4%, respectively. For the three months and nine months ended September 30, 2008, the Company recorded an income tax provision of $7.1 million and $4.0 million on a pre-tax loss from continuing operations of $26.7 million and $37.0 million, respectively, yielding an effective tax rate of 26.6% and 10.7%, respectively. The effective tax rate differs from the statutory rate primarily due to the valuation allowance, foreign withholding taxes and interest on unrecognized tax benefits. The income tax provision or benefit for the three months ended March 31, 2009 and 2008, are as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The tax effect of the discontinued operations is removed to arrive at the income tax provision or benefit from continuing operations.
     The Company adopted new accounting requirements for uncertain tax benefits, on January 1, 2007. As of September 30, 2009, the Company has unrecognized tax benefits of approximately $650,000, including interest of $23,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $222,000. There were no material changes in the amount of unrecognized tax benefits during the quarter ended September 30, 2009. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
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
     The net tax benefits from employee stock option transactions were approximately $0 and $0 during the three months and nine months ended September 30, 2009, respectively. The net tax benefits from employee stock option transactions were approximately ($75,000) and $108,000 during the three months and nine months ended September 30, 2008, respectively. The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.
14. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Loss from continuing operations	$(9,017)	$(33,868)	$(24,586)	$(40,997)
Gain(loss) from discontinued operations	3	165	591	701

Net loss	$(9,014)	$(33,703)	$(23,995)	$(40,296)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	27,994	29,448	27,962	30,092

Basic and diluted net loss per share:
Continuing operations	$(0.32)	$(1.15)	$(0.88)	$(1.36)
Discontinued operations	—	0.01	0.02	0.02

Total	$(0.32)	$(1.14)	$(0.86)	$(1.34)

     As of September 30, 2009 and 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,	September 30,
	2009	2008
Outstanding stock options	5,353,723	7,251,470
Restricted stock and RSUs	229,749	20,500
Warrants	428,567	436,772
15. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net loss	$(9,014)	$(33,703)	$(23,995)	$(40,296)
Change in unrealized losses on short-term investments	3	42	3	13
Foreign currency translation adjustment	4	5	9	(15)

Total comprehensive loss	$(9,007)	$(33,656)	$(23,983)	$(40,298)

16. SEGMENT REPORTING
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; mobile communications; and three-dimensional design and interaction. The Company manages these application areas under two operating and reportable segments: 1) Touch (previously called Immersion Computing, Entertainment, and Industrial), and 2) Medical. The Company determines its reportable segments in accordance with criteria outlined in ASC 280, formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
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
     The following tables display information about the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:

Touch	$3,283	$5,705	$11,944	$13,587
Medical	3,310	1,399	8,871	8,017
Intersegment eliminations	—	(49)	(34)	(90)

Total	$6,593	$7,055	$20,781	$21,514

Operating Loss:
Touch	$(3,481)	$(24,357)	$(12,372)	$(34,933)
Medical	(5,659)	(3,336)	(12,799)	(5,648)
Intersegment eliminations	—	(39)	(1)	(45)

Total	$(9,140)	$(27,732)	$(25,172)	$(40,626)

	September 30,	December 31,
	2009	2008
	(In thousands)
Total Assets:
Touch	$124,240	$129,305
Medical	6,867	11,471
Intersegment eliminations	(38,540)	(27,189)

Total	$92,567	$113,587

17. CONTINGENCIES
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
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff will file a consolidated complaint following the Company’s restatement of financial statements to which defendant will then have the opportunity to file responsive pleadings.
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
     The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. Plaintiffs will file a consolidated derivative complaint following the Company’s restatement of financial statements to which defendants will then have the opportunity to file responsive pleadings.

     Shaw v. Richardson et al.
     On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of the Company, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of the Company as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiff will file an amended complaint in this action following the Company’s restatement of financial statements to which defendants will then have the opportunity to file responsive pleadings.
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
     In some markets, such as video console gaming, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation we sell products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. From time to time, we also engage in development projects for third parties. In the three months ended March 31, 2009, we divested our 3D product line which was part of our Touch segment. We ceased operations of the 3D product line and sold our MicroScribe, CyberGlove and SoftMouse 3D positioning device product families. We have abandoned all other 3D operations.
     Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold over 800 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory reserves, short-term investments, warranty obligations, patents and intangible assets, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

     We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:
     Revenue Recognition
     We recognize revenues in accordance with applicable accounting standards, including ASC 605-10-599, formerlySAB No. 104, ASC 605-25, formerly EITF No. 00-21, and ASC 985-605, formerly SOP No. 97-2. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts.
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
Based on straight-line amortization of annual minimum/up-front payment recognized over contract period or annual minimum period.

Perpetual license of intellectual property portfolio or technology license along with contract for development work.	Based on proportional performance method over the service period or completed performance method.

License of software or technology, no modification necessary, no services contracted.	Up-front revenue recognition based on ASC 985-605, formerly SOP No. 97-2 criteria or ASC 605-10-599, formerly SAB No. 104, as applicable.
     Individual contracts may have characteristics that do not fall within a specific license model or may have characteristics of a combination of license models. Under those circumstances, we recognize revenue in accordance with ASC 605-10-599, formerly SAB No. 104, ASC 605-25, formerly EITF No. 00-21, and ASC 985-605, formerly SOP No. 97-2, as amended, to guide the accounting treatment for each individual contract. See also the discussions regarding “Multiple element arrangements” below. If the information received from our licensees regarding royalties is incorrect or inaccurate, our revenues in future periods may be adversely affected. To date, none of the information we have received from our licensees has caused any material reduction in future period revenues.
        Product sales — We generally recognize revenues from product sales when the product is shipped provided the other revenue recognition criteria are met, including that collection is determined to be probable and no significant obligation remains. We sell the majority of our products with warranties ranging from three to sixty months. We record the estimated warranty costs during the quarter the revenue is recognized. Historically, warranty-related costs and related accruals have not been significant. We offer no general right of return on our products.
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
        Stock-based Compensation — We account for stock-based compensation in accordance with ASC 718, formerly SFAS No. 123R. We accounted for stock-based compensation using the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
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
        Expected term — We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We used the simplified method as prescribed by SAB No. 110 (ASC 718) for options granted prior to January 1, 2008.
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
     See Note 9 to the condensed consolidated financial statements for further information regarding the ASC 718, formerly SFAS No. 123R disclosures.
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
     Short-term Investments
     Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale” in accordance with ASC 320, formerly SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments in accordance with ASC 210-10-05-5, formerly Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital—Current Assets and Current Liabilities,” as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
     We follow the guidance provided by ASC 320, formerly FSP No. 115-1/124-1 and EITF No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the condensed consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
     Effective January 1, 2008, we adopted the provisions of ASC 820, formerly SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820, formerly SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820, formerly SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.
     ASC 820, formerly SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820, formerly SFAS No. 157 are described below:

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
     In February 2008, the FASB issued ASC 820, formerly FSP No. 157-2 that delays the effective date of ASC 820, formerly SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of ASC 820, formerly SFAS No. 157. We continue to assess the impact that ASC 820, formerly FSP No. 157-2 may have on our consolidated financial position and results of operations. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
     Further information about the application of ASC 820, formerly SFAS No. 157 may be found in Note 3 to the condensed consolidated financial statements.
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
     Intangible Assets
     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they issue, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the nine months ended September 30, 2009, we capitalized costs associated with patents and trademarks of $1.8 million. Our total amortization expense for the three months and nine months ended September 30, 2009 for all intangible assets was $216,000 and $655,000, respectively.

     Restructuring Costs
     We calculate our Restructuring costs based upon our estimate of workforce reduction costs, asset impairment charges, and other appropriate charges resulting from a restructuring. The Company accounts for restructuring costs in accordance with ASC 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and ASC 420, formerly SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities” Based on our assumptions, judgments, and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
     The following discussion and analysis includes our results of operations from continuing operations for the three months and nine months ended September 2009 and 2008. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit, sales and marketing expense, and income tax provision from our discontinued operations have been aggregated and reported as loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.
Overview
     We had a 7% decrease in revenues from continuing operations during the third quarter of 2009 as compared to the third quarter of 2008. The third quarter revenue decline was primarily due to a 40% decrease in royalty and license revenue primarily due to decreased Touch royalty and license fees mainly from decreases from gaming customers partially offset by increases in royalty and license fees from customers that sell mobile devices, a 47% decrease in development contract revenues due to less engineering service work performed for Touch customers partially offset by a 97% increase in product sales, primarily due to the recognition of $1.0 million in revenue from an international medical customer with whom certain commitments may have been made in the form of an apparent side agreement, more fully described in our 2008 Form 10-K/A. As a result, we concluded that revenues from this customer for shipments made in earlier periods could not be recognized until the agreement with the customer was terminated in the third quarter of 2009.
     We had a 3% decrease in revenues from continuing operations during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The first nine months revenue decline was primarily due to a 10% decrease in royalty and license revenues mainly from decreases from gaming customers partially offset by increases in royalty and license fees from customers that sell mobile devices, a 48% decrease in development contract revenues due to less engineering service work performed for Medical and Touch customers partially offset by an 18% increase in product sales, mainly medical product sales.
     In conjunction with moving our medical operating segment to San Jose, our reduction of workforce from our Montreal medical business operations, and other workforce reductions in our Touch segment, we had restructuring costs of $181,000 and $1.5 million for the three and nine months ended September 30, 2009, respectively. We had physical inventory write offs of $583,000 for the nine months ended September 30, 2009 primarily consisting of physical count to book adjustments of medical equipment parts. We also recognized fixed asset write offs of demo equipment of $668,000 for the nine months ended September 30,

2009 resulting from a reconciliation of the fixed asset records to the physical inventory at the time of the move.
     We divested our 3D product line and recorded gains (losses) of $(17,000) and $384,000 from discontinued operations for the three and nine months ended September 30, 2009, respectively. This was compared to gains of $165,000 and $701,000 for the three and nine months ended September 30, 2008, respectively. We also had gains on sales of discontinued operations of $20,000 and $207,000 for the three and nine months ended September 30, 2009, respectively. Our net loss was $9.0 million for the third quarter of 2009 compared to a net loss of $33.7 million for the third quarter of 2008. Our net loss was $24.0 million for the nine months ended September 30, 2009 compared to a net loss of $40.3 million for the nine months ended September 30, 2008.
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

	September 30,
REVENUES	2009	2008	Change
	($ In thousands)
Three months ended:
Royalty and license	$2,841	$4,761	(40)%
Product sales	3,467	1,756	97%
Development contracts and other	285	538	(47)%

Total Revenue	$6,593	$7,055	(7)%

Nine months ended:
Royalty and license	$10,202	$11,393	(10)%
Product sales	9,518	8,080	18%
Development contracts and other	1,061	2,041	(48)%

Total Revenue	$20,781	$21,514	(3)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Total Revenue — Our total revenue from continuing operations for the third quarter of 2009 decreased by $462,000 or 7% from the third quarter of 2008.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the third quarter of 2009 was $2.8 million, a decrease of $1.9 million or 40% from the third quarter of 2008. The decrease in royalty and license revenue was primarily due to a decrease in royalty and license revenue from our Touch segment from decreased revenue from gaming and automotive licensees partially offset by increased revenue from licensees of mobile devices. Revenues from gaming customers in the third quarter of 2008 which did not recur in the third quarter of 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with them. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in mobile phone handsets.
     Based on our litigation conclusion and business agreement entered into with Sony Computer Entertainment in March 2007, we are recognizing a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, approximately $750,000 per quarter. The revenue from our third-party peripheral licensees included in royalty and license revenue has generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft Xbox 360, Sony PlayStation 3 (PS3), and Nintendo Wii, and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems.
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
     Product sales — Product sales for the third quarter of 2009 were $3.5 million, an increase of $1.7 million or 97% as compared to the third quarter of 2008. The increase in product sales was primarily due to an increase in medical product sales partially offset by a decrease in touch product sales. Increased medical product sales were mainly due to the recognition of $1.3 million in revenue from an international medical customer with whom certain commitments may have been made in the form of an apparent side agreement, more fully described in our 2008 Form 10-K/A. As a result, we concluded that revenues from this customer for shipments made in earlier periods could not be recognized until the agreement with the customer was terminated in the third quarter of 2009.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contract and other revenue was $285,000 during the third quarter of 2009, a decrease of $253,000 or 47% as compared to the third quarter of 2008. The decrease was mainly attributable to a decrease in Touch contract revenue. We continue to transition our engineering resources from certain commercial development contract efforts to technology and product development efforts that focus on leveraging our existing sales and channel distribution capabilities.

     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of 2009, revenue generated in North America, Europe, Far East, and Rest of the World represented 35%, 12%, 51%, and 2%, respectively, compared to 65%, 18%, 17%, and 0%, respectively, for the third quarter of 2008. The shift in revenues among regions was mainly due to an increase in Touch royalty revenue and Medical product sales in the Far East, a decrease in Touch royalty revenue in North America, a decrease in Touch royalty revenue partially offset by an increase in Medical product sales from Europe, and an increase in medical product sales from the Rest of the World. We mainly attribute the increase in revenue in the Far East to increased revenue from licensees of mobile devices, partially due to the addition of increased international sales and support personnel in 2008 and recognition of $1.0 million from an international medical customer as discussed above. The decrease in Touch royalty revenue in North America is partially attributable to previously deferred revenues from ISLLC totaling $1.1 million which was recognized in the third quarter of 2008 after we concluded our litigation with them which did not recur in the third quarter of 2009.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Total Revenue — Our total revenue from continuing operations for the first nine months of 2009 decreased by $733,000 or 3% from the first nine months of 2008.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio of $10.2 million, a decrease of $1.2 million or 10% from the nine months ended September 30, 2008. The decrease in royalty and license revenue was primarily due to a decrease in royalty and license revenue from our Touch segment from decreased revenue from gaming and automotive licensees partially offset by increased revenue from licensees of mobile devices. Revenues from gaming customers in the first nine months of 2008 which did not recur in the first nine months of 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with them.
     Product sales — Product sales for the nine months ended September 30, 2009 were $9.5 million, an increase of $1.4 million or 18% as compared to the nine months ended September 30, 2008. The increase in product sales was primarily due to an increase in medical product sales partially offset by a decrease in touch product sales. Increased medical product sales were mainly due to the recognition of $1.0 million in revenue from an international medical customer with whom certain commitments may have been made in the form of an apparent side agreement, more fully described in our 2008 Form 10-K/A. As a result, we concluded that revenues from this customer for shipments made in earlier periods could not be recognized until the agreement with the customer was terminated in the third quarter of 2009. We believe that the current economic downturn may have a negative effect on capital purchases of our products in the near term.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contract and other revenue was $1.1 million during the nine months ended September 30, 2009, a decrease of $981,000 or 48% as compared to the nine months ended September 30, 2008. The decrease was mainly attributable to a decrease in medical contract revenue due to the completion of work performed under medical contracts that occurred through the first six months of 2008.
     In the first nine months of 2009, revenue generated in North America, Europe, Far East, and Rest of the World represented 46%, 17%, 36%, and 1%, respectively, compared to 64%, 19%, 14%, and 3%, respectively, for the first nine months of 2008. The shift in revenues among regions was mainly due to an increase in Touch royalty revenue and Medical product sales in the Far East; a decrease in Touch royalty revenue, medical product revenue, and medical contract revenue in North America; a decrease in Touch royalty revenue partially offset by an increase in Medical product sales from Europe; and a decrease in medical product sales from the Rest of the World. We mainly attribute the increase in revenue in the Far East to increased shipments by licensees of mobile devices, partially due to the addition of increased international sales and support personnel in 2008, and recognition of $1.0 million from an international medical customer as discussed above. The decrease in Touch royalty revenue in North America is partially attributable to previously deferred revenues from ISLLC totaling $1.1 million which was recognized in the third quarter of 2008 after we concluded our litigation with them which did not recur in the third quarter of 2009.

	September 30,		Change
COST OF PRODUCT SALES	2009	2008
	($ In thousands)
Three months ended:

Cost of product sales	$3,293	$1,820	81%
% of total product revenue	95%	104%

Nine months ended:

Cost of product sales	$6,856	$5,555	23%
% of total product revenue	72%	69%
     Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales from continuing operations was $3.3 million, an increase of $1.5 million or 81% for the third quarter of 2009 as compared to the third quarter of 2008. The increase in cost of product sales was primarily due to increased direct material costs of $676,000, increased obsolescence expense of $465,000, increased inventory scrap costs of $443,000, increased warranty and repair costs of $87,000, and increased freight costs of $50,000 partially offset by reduced overhead costs of $336,000. The increase in direct material costs was mainly the result of increased product sales. The increase in obsolescence and inventory scrap expense was mainly due to additional excess and obsolescence write-off and inventory scrap mainly from medical equipment parts. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales decreased as a percentage of product revenue to 95% in the third quarter of 2009 from 104% in the third quarter of 2008. This decrease is mainly due to reduced overhead costs primarily from reduced headcount partially offset by increased obsolescence and scrap expense mentioned above. Cost of sales as a percentage of total product revenue was higher than historical levels in the quarter ending September 30, 2008 primarily due to the reversal of $1.8 million of revenue as a result of the restatement as discussed in Note 2 to the condensed consolidated financial statements. Cost of sales as a percentage of total product revenue was higher than historical levels in the quarter ending September 30, 2009 primarily due to the increased obsolescence and scrap expense mentioned above.
     Cost of product sales from continuing operations was $6.9 million, an increase of $1.3 million or 23% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The increase in cost of product sales was primarily due to increased direct material costs of $584,000, increased obsolescence expense of $563,000, increased physical inventory write off costs of $561,000, increased inventory scrap costs of $421,000, increased freight costs of $79,000, and increased warranty and repair costs of $77,000 partially offset by reduced overhead costs of $915,000. The increase in direct material costs was mainly the result of increased product sales. The increase in obsolescence and inventory scrap expense was mainly due to additional excess and obsolescence write-off and inventory scrap mainly from medical product parts. The physical inventory write off costs primarily consisted of physical count to book adjustments of medical equipment parts in the second quarter of 2009. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales increased as a percentage of product revenue to 72% in the nine months ended September 30, 2009 from 69% in the nine months ended September 30, 2008. This increase is mainly due to increased obsolescence, physical inventory, and scrap expense mentioned above partially offset by reduced overhead costs primarily from reduced headcount. Cost of sales as a percentage of total product revenue was higher than historical levels in the quarter ending September 30, 2008 primarily due to the reversal of $2.5 million of revenue as a result of the restatement as discussed in Note 2 to the condensed consolidated financial statements. Cost of sales as a percentage of total product revenue was higher than historical levels in the quarter ending September 30, 2009 primarily due to the increased obsolescence, physical inventory, and scrap expense mentioned above.

	September 30,		Change
OPERATING EXPENSES AND OTHER	2009	2008
	($ In thousands)
Three months ended:

Sales and marketing	$2,653	$3,919	(32)%
% of total revenue	40%	56%

Research and development	$2,690	$3,243	(17)%
% of total revenue	41%	46%

General and administrative	$6,673	$4,854	37%
% of total revenue	101%	69%

Amortization of intangibles	$243	$201	21%
% of total revenue	4%	3%

Litigation settlements, conclusions, and patent license	$—	$20,750	* %
% of total revenue	* %	294%

Restructuring costs	$181	$—	* %
% of total revenue	3%	* %

Nine months ended:

Sales and marketing	$10,953	$11,110	(1)%
% of total revenue	53%	52%

Research and development	$10,031	$9,673	4%
% of total revenue	48%	45%

General and administrative	$15,899	$14,379	11%
% of total revenue	77%	67%

Amortization of intangibles	$682	$673	1%
% of total revenue	3%	3%

Litigation settlements, conclusions, and patent license	$—	$20,750	* %
% of total revenue	* %	96%

Restructuring costs	$1,532	$—	* %
% of total revenue	7%	* %

*	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses from continuing operations were $2.7 million, a decrease of $1.3 million or 32% in the third quarter of 2009 compared to the comparable period in 2008. The decrease was primarily due to decreased compensation, benefits, and overhead of $664,000 primarily due to decreased sales and marketing headcount, decreased bad debt expense of $255,000, decreased employee recruitment expense of $154,000, decreased marketing, advertising, and public relations costs of $73,000, and decreased sales and marketing travel expense of $62,000. We are taking steps to reduce our sales and marketing expenses, although we expect to continue to focus our sales and marketing efforts on mobile device, touchscreen, and medical market opportunities to build greater market acceptance for our touch technologies.
     Sales and marketing expenses from continuing operations were $11.0 million, a decrease of $157,000 or 1% in the first nine months of 2009 compared to the comparable period in 2008. The decrease was primarily due to decreased compensation, benefits, and overhead of $650,000 primarily due to decreased sales and marketing headcount, a decrease in bad debt expense of $416,000, and decreased employee recruitment expense of $336,000, partially offset by a write off of demo equipment of $664,000 primarily resulting from a reconciliation of the fixed asset records to the physical inventory at the time of the move of our Medical line of business from Maryland to San Jose, increased consulting costs of $215,000 to supplement our sales and marketing staff, increased marketing, advertising, and public relations costs of $159,000, and increased sales and marketing travel expense of $132,000.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses from continuing operations were $2.7 million, a decrease of $553,000 or 17% in the third quarter of 2009 compared to the same period in 2008. The decrease was primarily due to decreased compensation, benefits, and overhead of $330,000, decreased consulting costs of $105,000 that supplements our engineering staff, decreased lab and prototyping costs of $103,000, and reduced engineering travel costs of $32,000. The decreased compensation, benefits, and overhead expense was primarily due to decreased research and development headcount. We are taking steps to reduce our research and development expenses.
     Research and development expenses from continuing operations were $10.0 million, an increase of $358,000 or 4% in the first nine months of 2009 compared to the same period in 2008. The increase was primarily due to increased compensation, benefits, and overhead of $292,000, increased consulting costs of $162,000 to supplement our engineering staff, and engineering travel costs of $34,000 partially offset by decreased lab and prototyping expenses of $191,000. The increased compensation, benefits, and overhead expense was primarily due to increased research and development headcount early in 2009.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses from continuing operations were $6.7 million, an increase of $1.8 million or 37% in the third quarter of 2009 compared to the same period in 2008. The increase was primarily due to increased legal, professional, and license fee expenses of $2.0 million. The increased legal, professional, and license fee expenses were primarily due to increased accounting, audit and legal costs resulting from our internal investigation and restatement costs related to the matters discussed in Note 2 “Restatement of Condensed Consolidated Financial Statements”; mainly offset by reduced litigation costs of $472,000, mainly Microsoft litigation which was settled in 2008. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation and restatement costs related to the matters discussed in Note 2 “Restatement of Condensed Consolidated Financial Statements” as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.
     General and administrative expenses from continuing operations were $15.9 million, an increase of $1.5 million or 11% in the first nine months of 2009 compared to the same period in 2008. The increase was primarily due to increased legal, professional, and license fee expenses of $765,000, increased compensation, benefits, and overhead of $516,000, increased travel of $86,000, and increased supplies and office expenses of $49,000, and increased public company expense of $36,000. The increased legal, professional, and license fee expenses were primarily due to increased accounting, audit and legal costs resulting from our internal investigation and restatement costs related to the matters discussed in Note 2

“Restatement of Condensed Consolidated Financial Statements”; mainly offset by decreased litigation costs of $2.5 million, mainly Microsoft litigation which was settled in 2008. The increased compensation, benefits, and overhead expense was primarily due to increased general and administrative headcount and increased non-cash stock-based compensation charges.
     Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment of write off of intangibles. Amortization and impairment of intangibles increased by $42,000 or 21% in the third quarter of 2009 compared to the same period in 2008. Amortization and impairment of intangibles increased by $9,000 or 1% in the first nine months of 2009 compared to the same period in 2008. The increase was primarily attributable to an increase from the cost and number of new patent costs being amortized.
     Litigation Settlements, Conclusions, and Patent License — There were no litigation settlements, conclusions, and patent license expenses in the third quarter of 2009, a decrease of $20.8 million compared to the same period in 2008, all of which related to our settlement with Microsoft. There were also no litigation settlements, conclusions, and patent license expenses in the first nine months of 2009, a decrease of $20.8 million compared to the same period in 2008, all of which related to our settlement with Microsoft.
     Restructuring — Restructuring costs of $181,000 in the third quarter of 2009 consist primarily of severance benefits and costs paid to close down certain facilities in connection with the reduction of workforce of Medical personnel in Montreal Canada. There were no restructuring charges incurred in the third quarter of 2008.
     Restructuring costs of $1.5 million in the first nine months of 2009 consist primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce from our Montreal medical business operations and relocation of the Maryland medical business operations to San Jose. Restructuring costs also include severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment. There were no restructuring charges incurred in the nine months ended September 30, 2008.
     Change in fair value of warrant liability — In January 2009, we adopted ASC 815-40, formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Quarterly we recalculate the fair value of our warrants using the Black-Scholes option pricing model. For the three months and nine months ended September 30, 2009, the gain or loss from the change in fair value of the warrant liability was $146,000 and $491,000, respectively.
     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gain on sale of short-term investments. Interest and other income decreased by $825,000 in the third quarter of 2009 compared to the same period in 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments. We expect that the accretion of interest income from Sony Computer Entertainment that was approximately $78,000 in the third quarter of 2009 and will total approximately $377,000 in 2009 will be completed at the end of 2009.
     Interest and other income decreased by $2.9 million in the first nine months of 2009 compared to the same period in 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.
     Provision for Income Taxes — We recorded a provision for income taxes for third quarter of 2009 of $186,000 on pre-tax loss from continuing operations of $8.8 million, yielding an effective tax rate of 2.1%. For the third quarter of 2008, we recorded a provision for income taxes of $7.1 million on pre-tax loss from continuing operations of $26.7 million, yielding an effective tax rate of 26.6%. The income tax provision for the third quarter of 2009 and 2008 are arrived at as a result of applying the estimated annual effective tax rate to cumulative loss before taxes, plus foreign withholding tax expense, adjusted for certain discrete items which are fully recognized in the period they occur.
     We recorded a provision for income taxes for the nine months ended September 30, 2009 of $577,000 on pre-tax loss from continuing operations of $24.0 million, yielding an effective tax rate of 2.4%. During 2008, we recorded a valuation allowance due to uncertainty in realization of asset balances due to losses. For the nine months ended September 30, 2008, we recorded a provision for income taxes of $4.0 million on pre-tax loss from continuing operations of $37.0 million, yielding an effective tax rate of 10.7% The income tax provision for the nine months ended September 30, 2009 and September 30, 2008 are arrived at as a result of applying the estimated annual effective tax rate to cumulative income (loss) before taxes, adjusted for certain discrete items which are fully recognized in the period they occur. The tax effect of the discontinued operations is removed to arrive at the income tax provision or benefit from continuing operations.
     Discontinued Operations — In the three months ended September 30, 2009, we recorded a gain on sale of discontinued operations of $20,000 from an additional payment from the sale of our 3D family of products. The remaining operations of the 3D product line have been classified as discontinued operations in the condensed consolidated statement of operations. Loss from discontinued operations, net of tax, increased by $182,000 in the third quarter of 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during subsequent periods offset by an increased tax provision allocation.
     In the nine months ended September 30, 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale of discontinued operations of $207,000. Accordingly, the operations of the 3D product line have been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $317,000 in the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during that period partially offset by an increased tax provision allocation.
SEGMENT RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
		(As Restated)		(As Restated)
Revenues:

Touch	$3,283	$5,705	$11,944	$13,587
Medical	3,310	1,399	8,871	8,017
Intersegment eliminations	—	(49)	(34)	(90)

Total	$6,593	$7,055	$20,781	$21,514

Operating loss:
Touch	$(3,481)	$(24,357)	$(12,372)	$(34,933)
Medical	(5,659)	(3,336)	(12,799)	(5,648)
Intersegment eliminations	—	(39)	(1)	(45)

Total	$(9,140)	$(27,732)	$(25,172)	$(40,626)

*	Note: Segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Touch segment — Revenues from the Touch segment were $3.3 million, a decrease of $2.4 million or 42% in the third quarter of 2009 compared to the same period in 2008. Royalty and license revenues decreased by $2.0 million mainly due to decreased revenue from gaming and automotive licensees partially offset by increased revenue from licensees of mobile devices. Revenues from gaming customers in the third quarter of 2008 which did not recur in the third quarter of 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with them. Product sales decreased by $219,000 primarily due to decreased sales of touchscreen and touch panel components, rotary control devices, and commercial gaming products partially offset by increased integrated circuit chip sales. Development contract revenue decreased by $238,000 primarily due to decreased development contracts and support mainly from our mobility customers. Operating loss for the third quarter of 2009 was $3.5 million, a decrease of $20.9 million compared to the same period in 2008. The decrease was primarily due to the Microsoft litigation settlement of $20.8 million in 2008 which did not recur, a decrease in general and administrative expenses of $1.1 million mainly due to decreased litigation costs, a decrease in sales and marketing expenses of $630,000, and a decrease in research and development costs of $209,000. The decreases to the operating loss were partially offset by decreased gross margin of $1.8 million mainly due to decreased royalty and license revenue.
     Revenues from the Touch segment were $11.9 million, a decrease of $1.6 million or 12% in the first nine months of 2009 compared to the same period in 2008. Royalty and license revenues decreased by $1.2 million mainly due to decreased revenue from gaming and automotive licensees partially offset by increased revenue from licensees of mobile devices. Revenues from gaming customers in the third quarter of 2008 which did not recur in the third quarter of 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with them. Product sales decreased by $225,000 primarily due to decreased sales of touchscreen and touch panel components and commercial gaming products partially offset by increased rotary control device sales and increased integrated circuit chip sales. Development contract revenue decreased by $174,000 primarily due to decreased development contracts and support mainly from our mobility customers partially offset by increased development contracts from our automotive customers. Operating loss for the nine months ended September 30, 2009 was $12.4 million, a decrease of $22.6 million compared to the same period in 2008. The decrease was primarily due to the Microsoft litigation settlement of $20.8 million in 2008 which did not recur, a decrease in general and administrative expenses of $2.4 million mainly due to decreased litigation costs, and decreased sales and marketing expenses of $808,000. The decreases to the operating loss were partially offset by an increase of research and development expenses of $630,000, an increase in restructuring costs of $577,000, and a decrease in gross margin of $179,000. The decrease in gross margin was mainly due to reduced sales.
     Medical segment — Revenues from the Medical segment were $3.3 million, an increase of $1.9 million or 137%, for the third quarter of 2009 compared to the same period in 2008. The increase was primarily due to an increase in product sales mainly due to the recognition of $1.0 million in revenue from an international medical customer with whom certain commitments may have been made in the form of an apparent side agreement, more fully described in our 2008 Form 10-K/A. Operating loss for the third quarter of 2009 was $5.7 million, an increase of $2.3 million compared to the same period in 2008. The increase was mainly due to increased general and administrative expenses of $2.9 million primarily due to increased legal costs. The increased operating loss was also due to increased restructuring costs of $185,000 mainly due to the reduction of workforce of Montreal medical personnel and a decrease in gross margin of $172,000. The decrease in gross margin was primarily due to decreased sales along with an increase in obsolescence expense and increase in inventory scrap expense. The increased excess and obsolescence write off and inventory scrap was mainly from medical equipment parts. The increases to the operating loss were partially offset by decreased sales and marketing expenses of $635,000 and decreased research and development expenses of $345,000.
     Revenues from the Medical segment were $8.9 million, an increase of $854,000 or 11%, for the first nine months of 2009 compared to the same period in 2008. The increase was primarily due to increased product sales mainly due to the recognition of $1.0 million in revenue from an international medical customer with whom certain commitments may have been made in the form of an apparent side agreement, more fully described in our 2008 Form 10-K/A. Operating loss for the nine months ended September 30, 2009 was $12.8 million, an increase of $7.2 million compared to the same period in 2008. The increase was mainly due to increased general and administrative expenses of $3.9 million mainly due to increased legal costs, a decrease in gross margin of $1.9 million, increased restructuring costs of $956,000 and increased sales and marketing expenses of $652,000 partially offset by decreased research and development costs of $272,000. The decrease in gross margin was primarily due to reduced development contract revenue, increased obsolescence expense, increased physical inventory write off, and increased scrap expenses. The increase in obsolescence and inventory scrap expense was mainly due to additional excess and obsolescence write-off and inventory scrap mainly from medical product parts. The physical inventory write off costs primarily consisted of physical count of book adjustments of medical equipment parts in the second quarter of 2009. The increased restructuring costs were mainly due to the reduction of workforce of Montreal medical personnel and relocation of the Maryland medical business operations to San Jose.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and government agency securities. All of our short-term investments are classified as available-for-sale under the provisions of SFAS No. 115 (ASC 320). The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.
     On September 30, 2009, our cash, cash equivalents, and short-term investments totaled $69.7 million, a decrease of $16.0 million from $85.7 million on December 31, 2008.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of September 30, 2009, we had received eleven of these installments.

     Net cash used in operating activities during the nine months ended September 30, 2009 was $13.0 million, a change of $8.9 million from the $4.1 million used during the nine months ended September 30, 2008. Cash used in operations during the nine months ended September 30, 2009 was primarily the result of a net loss of $24.0 million, a decrease of $1.6 million due to a change in accrued compensation and other current liabilities and a decrease of $540,000 due to a change in accounts payable. These decreases were offset by a $3.7 million increase due to a change in accounts receivable, a $1.6 million increase due to a change in deferred revenue and customer advances, a $1.0 million increase due to changes in prepaid expenses and other current assets, and an increase of $1.1 million due to a change in inventories. Cash used in operations during the nine months ended September 30, 2009 was also impacted by noncash charges and credits of $5.7 million, including $3.7 million of noncash stock-based compensation, $1.2 million in depreciation and amortization, $682,000 in amortization and impairment of intangibles, $711,000 write off of equipment, partially offset by decreases in fair market value of warrant liability of $491,000 and gain on sales of discontinued operations of $207,000.
     Net cash used in investing activities during the nine months ended September 30, 2009 was $26.2 million, compared to the $30.7 million provided by investing activities during the nine months ended September 30, 2008, an increase of $56.9 million. Net cash used in investing activities during the period consisted of purchases of short-term investments of $69.0 million; a $1.9 million increase in intangibles, primarily due to capitalization of external patent filings and application costs; and an increase of $1.5 million used to purchase property and equipment; partially offset by maturities or sales of short-term investments of $46.0 million and proceeds from sales of discontinued operations of $207,000.
     Net cash provided by financing activities during the nine months ended September 30, 2009 was $270,000 compared to $11.0 million used during the nine months ended September 30, 2008, or an $11.2 increase from the prior year. Net cash provided by financing activities for the period consisted primarily of issuances of common stock and exercises of stock options and warrants in the amount of $277,000.
     We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. We anticipate that capital expenditures for the year ended December 31, 2009 will total approximately $2.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008:

			2010 and	2012 and
Contractual Obligations	Total	2009	2011	2013	2014
			(In thousands)
Operating leases	$3,555	$928	$1,250	$1,094	$283

     As discussed in Note 13 to the condensed consolidated financial statements, effective January 1, 2007, we adopted the provisions of FIN 48 (ASC 740). On September 30, 2009, we had a liability for unrecognized tax benefits totaling approximately $650,000, including interest of $23,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $66.9 million as of September 30, 2009. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in an approximate $192,000 decrease in the fair value of our cash equivalents and short-term investments as of September 30, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Our management with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated our disclosure controls and procedures and determined that there were material weaknesses in our internal control over financial reporting as of September 30, 2009, as more fully described in “Management’s Report on Internal Control over Financial Reporting (As Revised),” in Amendment No. 1 to our Annual Report on 10-K on Form 10-K/A filed on February 8, 2010 and in “Evaluation of Disclosure Controls and Procedures (As Revised)” in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 filed on February 8, 2010 and as described in the “Evaluation of Disclosure Controls and Procedures” in Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on February 8, 2010. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation and because of the material weaknesses described in our Form 10-K/A, Form 10-Q/A, and Form 10-Q for the quarter ended June 30, 2009, which have not been remediated, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that certain disclosure controls and procedures were not effective as of September 30, 2009.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended September 30, 2009, there were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Subsequent to September 30, 2009 through the filing date of this Form 10-Q, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition described in Amendment No. 1 to our Annual Report on 10-K on Form 10-K/A filed on February 8, 2010 :
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
     Subsequent to September 30, 2009 through the filing date of this Amendment, we have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to the calculation of stock-based compensation, accounting for warrants and accounting for fixed assets and inventory management discussed in“Evaluation of Disclosure Controls and Procedures” in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on February 8, 2010 and as described in the “Evaluation of Disclosure Controls and Procedures” in Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on February 8, 2010 :
•	We are in the process of adding a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, including upon upgrades to new versions of the software and to ensure timely review of the technical updates to the software.

•	We are in the process of adding a control procedure to test the review and implementation of all applicable new accounting pronouncements with the appropriate review by finance personnel to ensure compliance.

•	We are in the process of implementing control procedures to ensure capitalization and tracking of all demonstration and customer loaner equipment.

•	We are in the process of reviewing our physical inventory management procedures including cycle counts to ensure proper control of inventory with appropriate review by operations and finance personnel.

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
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. A settlement conference has been set for February 2, 2009. The court has not set a trial schedule. We intend to vigorously prosecute this lawsuit.
In re Immersion Corporation Securities Litigation
     In September and October 2009, various putative shareholder class action and derivative complaints were filed in federal and state court against us and certain current and former Immersion directors and officers.
     On September 2, 2009, a securities class action complaint was filed in the United States District Court for the Northern District of California against us and certain of our current and former directors and officers. Over the following five weeks, four additional class action complaints were filed. (One of these four actions was later voluntarily dismissed.) The securities class action complaints name us and certain current and former Immersion directors and officers as defendants and allege violations of federal securities laws based on our issuance of allegedly misleading financial statements. The various complaints assert claims covering the period from May 2007 through July 2009 and seek compensatory damages allegedly sustained by the purported class members.
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. The lead plaintiff will file a consolidated complaint following our restatement of financial statements to which defendants will then have an opportunity to file responsive pleadings.
In re Immersion Corporation Derivative Litigation
     On September 15, 2009, a putative shareholder derivative complaint was filed in the United States District Court for the Northern District of California, purportedly on behalf of us and naming certain of our current and former directors and officers as individual defendants. Thereafter, two additional putative derivative complaints were filed in the same court.
     The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. Plaintiffs will file a consolidated derivative complaint following our restatement of financial statements, to which defendants will then have the opportunity to file responsive pleadings.
Shaw v. Richardson et al.
     On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of us, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of us as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiff will file an amended complaint in this action following our restatement of financial statements, to which defendants will then have the opportunity to file responsive pleadings.
     We cannot predict the ultimate outcome of the above-mentioned federal and state actions, and we are unable to estimate any potential liability we may incur.

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
     In connection with the internal investigation conducted by the audit committee into revenue recognition of certain transactions in our Medical line of business, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among weaknesses and deficiencies identified in our review, we determined that we had a material weakness with respect to revenue recognition. In addition, as set forth in 2007, we determined that we had a material weakness in controls over accounting for income taxes. In reviewing our financial statements in preparation for the restatement we determined that we also had material weaknesses in our controls over accounting for stock-based compensation the adoption of new accounting standards, inventory control management and accounting for fixed assets. Although we have begun implementing new processes and procedures to improve our internal controls, our interim chief executive officer and interim chief financial officer determined that as of June 30, 2009, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.
     Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure on our part to remedy identified material weaknesses or control deficiencies, or any additional delays or errors in our financial reporting, whether or not resulting from the identified material weakness relating to revenue recognition or any other material weaknesses or significant deficiencies, could cause our financial reporting to be unreliable and could have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.
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
WE HAD AN ACCUMULATED DEFICIT OF $94 MILLION AS OF SEPTEMBER 30, 2009, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the quarter ended September 30, 2009 and 2008, 43% and 67%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2009 and 2008, 49% and 53%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.
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
OUR CONSOLIDATION OF OUR MEDICAL OPERATIONS MAY NOT BE SUCCESSFUL, AND MAY NEGATIVELY IMPACT OUR BUSINESS
     In May 2009, we moved the operations of our Medical line of business from Maryland to our headquarters in San Jose, California. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. For the third quarter of 2009 and 2008, our Medical line of business represented 50% and 20%, respectively, of our total revenues. For the nine months ended September 30, 2009 and 2008, our Medical line of business represented 43% and 37%, respectively, of our total revenues. Accordingly, if we are unable to manage this consolidation effectively, our overall business and operating results could be materially and adversely affected.
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
     If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:
•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations

•	failure to realize the anticipated benefits of acquired intellectual property or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets associated with unsuccessful acquisitions;

•	potential intellectual property infringement claims related to newly acquired product lines; and

•	potential costs associated with failed acquisition efforts.
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
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.1	Separation Agreement dated July 31, 2009 between the Company and Stephen Ambler

31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 8, 2010

IMMERSION CORPORATION
By	/s/ Henry Hirvela
Henry Hirvela
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Separation Agreement dated July 31, 2009 between the Company and Stephen Ambler

31.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.