Form 10-K
period 2009-12-31
IMMERSION CORP
filed 2010-03-30
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $108,261,883 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at March 3, 2010: 27,999,593

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2009 FORM 10-K ANNUAL REPORT

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

Overview

Immersion Corporation is a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and market or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, gaming, and commercial and industrial devices and controls; medical simulation; and mobile communications. We manage these application areas under two operating and reportable segments: 1) the Touch Line of Business and 2) the Medical Line of Business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for financial information for these segments for the past three years.

In some markets, such as video console gaming, consumer electronics, mobile phones, and automotive controls, we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation, we sell products manufactured under our own brand name through direct sales to end users, distributors, original equipment manufacturers (“OEMs”), or value-added resellers. From time to time, we also engage in development projects for third parties.

Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 800 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

Immersion Corporation was incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999.

Haptics and Its Benefits

In the world of computers, consumer electronics, and digital devices and controls, meaningful haptic (touch) information is limited or missing. For example, when dialing a number or entering text on a conventional touchscreen, users feel only the touchscreen surface, without the subtle, yet confirming sensation we expect from mechanical switches and keyboards.

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

We believe the programmability of our haptic products is a key differentiator over purely electro-mechanical systems and can drive the further adoption of cost effective and more reliable digital devices. A programmable device can supply a tactile response appropriate to the context of operation for systems and devices of many types. These tactile cues can help users operate more intuitively or realize a more enjoyable or natural experience. Used in combination with sight and sound cues, haptic feedback adds a compelling, engaging, meaningful multimodal aspect to the user interface. Our haptic products and technologies can also add a tactile quality to interactions that have been devoid of tactile confirmation, such as when using a touchpad or touchscreen. Independent research shows that the confirmation and navigational cues obtained by programmable haptics can aid in performance and accuracy and increase user satisfaction. The addition of programmable haptics can help in the conversion from purely mechanical rotary controls to digital devices or from a mechanical keyboard, switch, or button interface to an electronic touchscreen.

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

Licensed Solutions

In some markets, such as video console gaming, consumer electronics, mobile phones, and automotive controls, we license our technologies to OEMs or their suppliers who then include our technologies in products sold under their own brand names.

We offer our expertise to our licensees to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, design kits for prototyping, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards.

Turn-key Engineering and Integration Services — We offer engineering assistance, including technical and design assistance and integration services that allow our licensees to incorporate our touch-enabling products and technologies into their products at a reasonable cost and in a shortened time frame. This allows them to get to market quickly by using our years of haptic development and solution deployment expertise. We offer product development solutions including product software libraries, design, prototype creation, technology transfer, actuator selection, component sourcing, development/integration kits, sample source code, comprehensive documentation, and other engineering services. In addition, we help ensure a quality end-user experience by offering testing and certification services to a number of licensees.

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

Application Programming Interfaces or (“APIs”) — Our APIs provide haptic-effect generation capability. This allows designers and software programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, and other devices) to allow flexibility and reusability. Others are crafted to meet the needs of a particular customer or industry.

Compatible with Industry Standards — We have designed our hardware and software technologies for our licensees to be compatible with industry hardware and software standards. Our technologies operate across multiple platforms and comply with such standards as Microsoft’s entertainment application programming interface, DirectX, and a standard communications interface, Universal Serial Bus known as (“USB”). More generally, our software driver and API technology has been designed to be easily ported to a variety of operating systems including Windows, Windows CE, Mac OS X, BREW/REX (from QUALCOMM), Java (J2SE), various Linux platforms including Android, Maemo and VxWorks.

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

We also manufacture some products on a “private-label” basis for customers. In addition, we may resell another manufacturer’s product into our customer base such as certain types of medical simulators.

As we previously announced in late 2008, we divested our line of 3D products in 2009. These products included our:

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

In the video game console peripheral market, we have licensed our intellectual property for use in hundreds of spinning mass tactile feedback devices and force feedback devices such as steering wheels and joysticks to various manufacturers including dreamGear, Gemini, Griffin, Hori, i-CON, Intec, Katana, Logitech, Mad Catz, Microsoft, NYKO, Performance Designed Products or (“PDP”) (formerly Electro Source LLC), Radica, and Sony. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation, PlayStation 2, and PlayStation 3 from Sony; and the N64, GameCube, and Wii from Nintendo. Currently, products sold to consumers using TouchSense technology include PC joysticks, steering wheels, and gamepads from various licensees.

For the years ended December 31, 2009, 2008, and 2007, respectively 19%, 30%, and 24% of our total revenues were generated from PC and console gaming revenues.

In the arcade entertainment market, our products include steering wheel and joystick control electronics that provide industrial strength and quality force feedback that enable very realistic simulations.

In the casino and bar-top amusement market, we signed an agreement with 3M Touch Systems in 2005 that allows them to manufacture and distribute its MicroTouch touch screens with our TouchSense technology. 3M Touch Systems and seven system integrators demonstrated this technology in pre-production touchscreen monitors at the 2008 Global Gaming Expo.

Mobile Communications and Portable Devices — We developed TouchSense solutions for the mobile phone market and a variety of portable devices.

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

Our licensees currently include the top three makers of mobile phones by volume in the world: Nokia, Samsung, and LG Electronics plus others such as Pantech Co., Ltd. and KTF Technologies Inc. In 2009, approximately 75 million handsets with TouchSense technology were shipped by our licensees. Since its launch in the first handset in 2005, our TouchSense technology has shipped in over 100 million handsets. In December 2009, we worked with Synaptics and other market leaders to present a mobile concept phone that demonstrates new usage models and user experience with integrated haptics. We intend to expand applications for TouchSense technologies in new user experiences in mobile phones.

For the years ended December 31, 2009, 2008, and 2007, respectively 29%, 17%, and 8% of our total revenues were generated from mobile communications.

TouchSense components include technologies for haptic touchscreens and programmable haptic rotary controls. In early 2009, Samsung launched its new dual touchscreen Digital Still Cameras (TL220 and TL225) and P3 personal media player with Immersion haptic feedback technology for touchscreen interactions. In 2008 Cue Acoustics announced and began shipping a premium AM/FM radio and iPod docking station that includes a TouchSense rotary control module as its primary control mechanism. In 2007, CTT-Net of Korea launched the world’s first personal navigation devices, (“PNDs”) to use Immersion’s TouchSense technology to provide tactile feedback for touchscreen interactions in a global positioning system, (“GPS”). We intend to expand applications for TouchSense technologies into a broader range of portable devices, including remote controls for home entertainment systems, medical diagnostic and therapeutic equipment, test and measurement equipment, portable terminals, game devices, and media players.

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

We have licensed our TouchSense rotary technology for use in vehicle controls since 2002. Siemens VDO Automotive (now Continental) has licensed our technology for use in the high-end Volkswagen Phaeton sedan and Bentley cars. ALPS Electric, also a licensee, has produced a haptic rotary control that has been included in the Mercedes-Benz S-Class sedan. ALPS also produced a two-dimensional haptic control module called the Remote Touch controller in the Lexus RX 350 and 450h. These 2010 Lexus models were announced in November 2008 and launched in the U.S. in February 2009. Other licensees of TouchSense technology in the automotive industry include: Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices; Visteon Corporation, a leading global automotive supplier that designs, engineers, and manufactures innovative climate, interior, electronic and lighting products for vehicle manufacturers; Volkswagen, Europe’s largest automaker; and SMK Corporation of Tokyo, a global manufacturer of electromechanical components. Since its launch in the first vehicle in 2001 our TouchSense technology has shipped in over 2.4 million vehicles.

For the years ended December 31, 2009, 2008, and 2007, respectively 6%, 9%, and 12% of our total revenues were from automotive customers.

3D and Mechanical CAD Design — During 2008, we sold three-dimensional and mechanical computer-aided design products that allow users to create three-dimensional computer models directly from physical objects and also to precisely measure manufactured parts. We also manufactured and sold the CyberGlove system. In addition, we manufactured and sold specialized products such as computer peripherals that incorporate advanced computer peripheral technologies. We divested these product lines by the second quarter of 2009.

Sales and Distribution

Sales of our products generally do not experience seasonal fluctuations, except that royalties from gaming peripherals, tend to be higher during the year-end holiday shopping season. However, there may be variations in the timing of revenue recognition from development contracts depending on numerous factors including contract milestones and operations scheduling. Our products typically incorporate readily available commercial components.

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

We employ a direct sales force in the United States, Europe, and Asia to license our TouchSense software products. In gaming, our sales force is also augmented through co-marketing arrangements. As part of our strategy to increase our visibility and promote our touch-enabling technology, our consumer-products licensees may also require our licensees to display the TouchSense technology logo on their end products.

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

In 2009, we began implementing a strategy to broaden and expand market penetration by licensing our TouchSense technology into several chip manufacturers, including Atmel, Cypress and IDT, with the goal that these licensees will broaden their product offerings with the addition of haptics.

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

All of our medical products are comprised of a hardware system, an interface device, and software modules that include several cases of increasing difficulty, allowing users to develop their skills by experiencing a broad range of pathologies in differing anatomical conditions.

We design each product line to maximize the number of procedures that can be simulated with minimal additional customer hardware investment. These systems then enable potential additional sales of software to the installed base of hardware systems. We currently have over 25 software modules available that replicate a range of medical procedures, such as intravenous catheterization, laparoscopy, bronchoscopy, colonoscopy, cardiac pacing, and carotid and coronary angioplasty.

In 2009, we entered the robotic surgical market by licensing our TouchSense technology to MAKO Surgical. We intend to pursue additional licensees to further expand our licensing business into this market.

In February 2010, we announced our intention to focus our medical line of business on licensing opportunities in medical simulation, robotic surgical devices, and other medical surgical devices. In March 2010 we entered into an agreement to sell certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. See Note 19 of the consolidated financial statements.

Sales and Distribution

Sales of these products may experience seasonal fluctuations related to teaching hospitals’ summer residency programs. The latter may depend on numerous factors including contract milestones and timing of work performed against the contract.

With respect to medical simulation products, we employ a direct sales force and a network of international distributors that sell simulation systems to hospitals, colleges and universities, nursing schools, medical schools, emergency medical technician training programs, the military, medical device companies, and other organizations involved in procedural medicine. During 2009, we signed agreements with additional distributors for sales of our products in Europe, and Asia Pacific regions.

In the robotic surgical market and other medical licensing markets, we establish licensing relationships through our business development efforts.

For the years ended December 31, 2009, 2008, and 2007, respectively 41%, 40%, and 52%, of our total revenues were generated from the medical line of business. For the year ended December 31, 2007, 12% of our total revenues consisting of licensing, product revenue, or development revenues were from one customer.

Competition

There are several companies that currently sell simulation products to medical customers. Some simulators target the same minimally invasive procedures as do ours, while others sell mannequin-based systems for emergency response training. All simulators compete at some level for the same funding in medical institutions. Competitors include Simbionix USA Corporation, Mentice Corporation, Medical Education Technologies, Inc., and Medical Simulation Corporation. The principal competitive factors are the quality of the simulation for the type of medical procedure being simulated, technological sophistication, and price. We believe we compete favorably on all three.

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

Application Engineering & Technical Support — We may provide application engineering and technical support during integration of our touch-enabling technology into customer products. To facilitate the validation and adoption of touch-enabling technology, we have developed various design kits. These kits may include actuators, mounting suggestions, controller boards, software libraries, programming examples, and documentation. Our application engineers support customer use of these design kits, including through phone and e-mail technical support and onsite training. Our application engineers and technical support staff may also help install our products, train customers on their use, and provide ongoing product support, particularly for medical training simulators.

Licensee Interaction — Typically, collaborative development efforts are structured using a four-phase approach including Product Definition, Concept Development, Detail Design, and Production Design phases. This four-phase design process is typically used for designing new systems when the solution is not known beforehand. Each phase includes formal design reviews and documentation. The continuation of our development effort is contingent upon successful completion and acceptance of prior phases. This method helps ensure that the customer’s financial risk is minimized and that project deliverables remain consistent with the goals established in the Product Definition phase.

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

Research — We have a dedicated team of experts in haptics and multimodal systems focused on investigating the next generations of haptic products for existing and new markets. The team has expertise in actuator design, mounting, control software, and human factors. We are also actively seeking and establishing worldwide research collaborations to reinforce our technical leadership and expand our innovative advancements. In addition, we have entered into numerous contracts with corporations and government agencies that help fund advanced research and development. Our government contracts permit us to retain ownership of the technology developed under the contracts, provided that we supply the applicable government agency a license to use the technology for noncommercial purposes.

For the years ended December 31, 2009, 2008, and 2007, research and development expenses were $12.5 million, $13.1 million, and $10.4 million respectively.

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

We and our wholly owned subsidiaries hold more than 800 issued or pending patents in the U.S. and other countries that cover various aspects of our hardware and software technologies. Some of our U.S. patents have begun to expire starting in 2007. We amortize our patents over their estimated useful lives, generally 10 years.

Where we believe it is appropriate, we will protect our intellectual property rights through the legal system. For example, we filed a complaint against Sony Computer Entertainment, Inc. and Sony Computer Entertainment of America, Inc. (collectively “Sony Computer Entertainment”) on February 11, 2002 in the U.S. District Court for the Northern District Court of California. On March 1, 2007, Immersion and Sony Computer Entertainment announced that the patent litigation at the U.S. Court of Appeals for the Federal Circuit was concluded. See Item 3. “Legal Proceedings” for further details and discussion of the litigation proceedings and conclusion.

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

Employees

As of December 31, 2009, we had 124 full-time employees, including 54 in research and development, 29 in sales and marketing, and 41 in legal, finance, administration, and operations. As of that date, we also had 17 independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 9, 2010.

Name	Position with the Company	Age

Victor Viegas	Interim Chief Executive Officer and member of the Board of Directors	53
Henry Hirvela	Interim Chief Financial Officer	58
G. Craig Vachon	Senior Vice President and General Manager, Touch Line of Business	46

Mr. Viegas has served as Interim Chief Executive Officer since October 2009 and as a member of the Board of Directors since October 2002. Mr. Viegas was the Company’s Chief Executive Officer from October 2002 through April 2008, and President from February 2002 through April 2008. Mr. Viegas was also Chairman of the Board of Directors from October 2007 to February 2009. Mr. Viegas also served as Chief Financial Officer until February 2005, having joined the Company in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a B.S. in Accounting and an M.B.A. from Santa Clara University. Mr. Viegas is also a Certified Public Accountant (inactive) in the State of California.

Mr. Hirvela has been serving as Interim Chief Financial Officer since October 2009 and as a consultant to the Company since August 2009. From May 2008 to November 2008, Mr. Hirvela served as executive vice president and Chief Financial Officer of BRE Properties, Inc., a real estate investment trust, where he was responsible for all financial functions including investor relations, SEC and internal reporting, internal controls, cost accounting, and budgeting and planning. Prior to that time, Mr. Hirvela served as Chief Financial Officer of VistaCare, Inc., a medical services company, from March 2006 to February 2008. Prior to this engagement, Mr. Hirvela founded Phoenix Management Partners, LLC in September 2002, during which time he served as President and CEO of Vigilant Systems, Inc. and served as Chairman and Director for Three-Five Systems, Inc., an electronic manufacturing services company, from February 2003 to September 2006. From 1996 to 2000, Mr. Hirvela served as Vice President and Chief Financial Officer for Scottsdale-based Allied Waste Industries, Inc. Prior to this, Mr. Hirvela held a variety of management positions with Bank of America, Texas Eastern Corporation and Browning-Ferris Industries. He holds a bachelor’s degree from the United States International University and an M.B.A. from the Johnson Graduate School of Management at Cornell University.

G. Craig Vachon joined Immersion in September 2008 as Vice President and General Manager, Mobility Group. Effective January 12, 2009. Mr. Vachon was promoted to Senior Vice President and General Manager of the Touch Line of Business. From February 2006 to September 2008, Mr. Vachon served as Vice President of Corporate Development of Atrua Technologies, Inc. where he was charged with identifying and evaluating organic and inorganic opportunities to expand the business and enhance shareholder value. From March 2004 to February 2006, Mr. Vachon served as the CEO and President of Varatouch Technology, Inc., which was acquired by Atrua Technologies, Inc. in February 2006. From November 2001 to November 2003, he served as CEO and Chairman of Sirenic, Inc. Mr. Vachon holds a B.S. in Communication and an M.S. in Business Communication from Emerson College.

Item 1A.	Risk Factors

You should carefully consider the following risks and uncertainties, as well as other information in this report and our other SEC filings, in considering our business and prospects. If any of the following risks or uncertainties actually occurs, our business, financial condition, or results of operations could be materially adversely affected. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are unaware or that we currently believe are immaterial could also materially adversely affect our business, financial condition, or results of operations. In any case, the trading price of our common stock could decline, and you could lose all or part of your investment. See also the Forward-looking Statements discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company Risks

If we fail to establish and maintain proper and effective internal controls and if we fail to remediate existing internal control deficiencies, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

In connection with the internal investigation conducted by the audit committee into revenue recognition of certain transactions in our Medical line of business, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among the material weaknesses identified in our review, we determined that we had material weaknesses with respect to revenue recognition. In addition, as set forth in 2007, we determined that we had a material weakness in controls over accounting for income taxes. In reviewing our financial statements in preparation for the restatement we determined that we also had material weaknesses in our controls over accounting for stock-based compensation, the adoption of new accounting standards, inventory control management and accounting for fixed assets. For a further discussion of these material weaknesses, see Item 9A of this Report. Although we have begun implementing new processes and procedures to improve our internal controls, our Interim Chief Executive Officer and Interim Chief Financial Officer determined that as of December 31, 2009, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure on our part to remedy identified material weaknesses, or any additional delays or errors in our financial reporting, whether or not resulting from the identified material weakness relating to revenue recognition or any other material weaknesses, could cause our financial reporting to be unreliable and could have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.

We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in this Form 10-K, management has identified material weaknesses in the past and may identify additional material weaknesses in the future.

We are required to comply with Section 404 of the Sarbanes Oxley Act of 2002. We have expended significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes Oxley Act. Our management has concluded that we did not maintain effective control over financial reporting as of December 31, 2009 based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Our current litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. In addition, it is possible that as a result of our internal investigation described elsewhere in this report, we may be subject to additional litigation and investigations by government authorities such as the SEC. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and are likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Notes 11 and 16 to the consolidated financial statements in Part I and Item 3. “Legal Proceedings” of this Part I.

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

We had an accumulated deficit of $99 million as of December 31, 2009, have a history of losses, expect to experience losses in the future, and may not achieve or maintain profitability in the future.

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2009, 2008 and 2007, 51%, 51% and 39%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

Our business has undergone significant changes in recent periods, including the divestiture of our 3D business, new management, consolidation of our medical business and personnel changes and focus on additional target markets. In addition, we recently announced our intention to transition from the medical simulation products business. These changes have required, and will likely in the future require, significant investments of cash and other resources, as well as management’s time and attention and have placed significant strains on our managerial, financial, engineering, or other resources. We cannot assure you that these efforts will result in growing our business successfully or in increased operating performance.

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

Our consolidation of and transition from our Medical operations and other restructurings may not be successful, and may negatively impact our business.

In May 2009, we moved the operations of our Medical line of business from Maryland to our headquarters in San Jose, California and we have also reduced our workforce in recent periods. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. In addition, if our business expands, it may be more difficult for us to attract additional personnel and develop the resources we would need to support a larger customer base.

We also intend to transition from our medical simulation products business which could continue to disrupt our overall business. For the years ended December 31, 2009, 2008 and 2007, 41%, 40% and 52%, respectively, of our total revenues were from our medical line of business. Accordingly, if we are unable to manage this consolidation and transition effectively, our overall business and operating results could be materially and adversely affected.

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

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. Although we intend to transition from the medical products business, we could face product liability claims for products that we have sold or that any successor may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

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

Several key medical certification bodies, including the American Board of Internal Medicine (“ABIM”), the American Board of Surgery (“ABS”), and the American College of Cardiology (“ACC”), have great influence in recommending particular medical methodologies, including medical training and testing methodologies, for use by medical professionals. In the event that the ABIM and the ACC, as well as other, similar bodies, do not endorse medical simulation products in general, or our products or products incorporating our technology in particular, as a training and/or testing tool, and in addition in the event that the Enhancing Simulation Act of 2009 does not pass into law, market penetration for our products or products incorporating our technology in the medical market could be significantly and adversely affected.

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

We face competition from internal design teams of existing and potential OEM customers. In addition, as a result of their licenses to our patent portfolios, we could face competition from Microsoft and Sony. Our licensees or other third parties may also seek to develop products using our intellectual property or develop alternative designs that attempt to circumvent our intellectual property or that they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues.

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

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Our 3 largest customers accounted for approximately 34% of our total net revenue for 2009. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

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

Our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our management and other key personnel, many of whom would be difficult to replace. Furthermore, we believe that there are a limited number of engineering and technical personnel that are experienced in haptics. Management and other key employees may voluntarily terminate their employment with us at any time upon short notice. The loss of management or key personnel could delay product development cycles or otherwise harm our business.

We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees. Our technologies are complex and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies.

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

We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, manufacturing, and distribution functions for the Touch operating segment. Products produced in San Jose include several of our touch interface products, including rotary encoders, components to enable tactile feedback in touchscreens, and various arcade gaming products. The facility is also used for the Medical operating segment including the sales, marketing, administration, research and development, manufacturing, and distribution functions for the Endoscopy AccuTouch System, the CathLab VR System, Virtual IV System, the Lap VR System, and the insightArthroVR arthroscopy surgical simulator. The lease for this property expires in June 2014 and can be extended to June 2018.

We lease a facility in Montreal, Quebec, Canada of approximately 6,416 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for research and development and administration functions. The lease for this property expires in October 2015.

We lease office space in Seocho-gu, Seoul, Korea. The facility is used for sales and marketing support and research and development functions. This lease expires in November 2011.

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

Shaw v. Richardson et al.

On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of us, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of us as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The court has issued an order staying this action.

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

	High	Low

Fiscal year ended December 31, 2009
Fourth Quarter	$4.96	$3.42
Third Quarter	$4.66	$3.41
Second Quarter	$5.17	$2.80
First Quarter	$6.10	$2.31
Fiscal year ended December 31, 2008
Fourth Quarter	$6.35	$2.72
Third Quarter	$7.92	$5.22
Second Quarter	$11.82	$6.43
First Quarter	$13.38	$6.61

On March 3, 2010, the closing price was $4.53 and there were 142 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Years Ended December 31,
	2009	2008(2)	2007(2)	2006(2)	2005(2)
	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$27,725	$27,981	$30,140	$22,959	$19,683
Costs and expenses(1)	58,181	77,075	(93,138)	32,937	32,686
Operating income (loss)	(30,456)	(49,094)	123,278	(9,978)	(13,003)
Income tax benefit (provision) from continuing operations	310	(5,088)	(12,850)	218	298
Income (loss) from continuing operations	(28,856)	(50,258)	116,027	(11,087)	(13,732)
Gain (loss) from discontinued operations (net of tax)	577	(732)	1,059	505	647
Net income (loss)	(28,279)	(50,990)	117,086	(10,582)	(13,085)
Basic net income (loss) per share
Continuing operations	$(1.03)	$(1.70)	$4.19	$(0.45)	$(0.57)
Discontinued operations	$0.02	$(0.02)	$0.04	$0.02	$0.03
Total	$(1.01)	$(1.72)	$4.23	$(0.43)	$(0.54)
Diluted net income (loss) per share
Continuing operations	$(1.03)	$(1.70)	$3.68	$(0.45)	$(0.57)
Discontinued operations	$0.02	$(0.02)	$0.03	$0.02	$0.03
Total	$(1.01)	$(1.72)	$3.71	$(0.43)	$(0.54)
Shares used in calculating net loss per share
Basic	27,973	29,575	27,662	24,556	24,027
Diluted	27,973	29,575	31,667	24,556	24,027

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$63,728	$85,743	$138,112	$32,012	$28,171
Working capital	61,005	82,972	143,160	33,557	28,885
Total assets	87,834	113,587	167,931	49,623	44,760
Long-term debt, less current portion	—	—	—	18,122	17,490
Long-term customer advance from Microsoft	—	—	—	15,000	15,000
Total stockholders’ equity (deficit)	55,741	79,778	142,177	(23,385)	(16,795)

(1)	Results include litigation settlements, conclusions,and patent license income (expense) of $(20.8) million, $134.9 million, and $1.7 million for 2008, 2007, and 2006, respectively.

(2)	Information has been retrospectively restated to present the results of our 3D product line as a discontinued operation. See Note 12 “Restructuring and Discontinued Operations” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory reserves, short-term investments, warranty obligations, patents and intangible assets, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management. Specifically, in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•	Persuasive evidence of an arrangement exists: For a license arrangement, we require a written contract, signed by both the customer and us. For a stand-alone product sale, we require a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. We deliver software and product to our customers physically and deliver software also electronically. For physical deliveries not related to software, our transfer terms typically include transfer of title and risk of loss at our shipping location. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determined that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

Royalty and license revenue — We recognize royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed reasonably assured. The terms of the royalty agreements generally require licensees to give us notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements. Generally, revenue is recognized on a straight-line basis over the expected term of the license.

Product sales — We recognize revenue from the sale of products and the license of associated software if any, and expense all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. We have determined that the license of software for the medical simulation products is incidental to the product as a whole. We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for generally twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant. Extended warranty contract revenues are recognized ratably over the contractual period.

Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts). Professional services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant.

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and to a lesser extent, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Contract fees for professional services and post-contract customer support are not frequently sold on a stand-alone basis and as such, we do not have sufficient evidence of fair value. For these arrangements, revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.

Our revenue recognition policies are significant because our revenues are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties.

Stock-based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

See Note 10 to the consolidated financial statements for further information regarding stock compensation disclosures.

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

Short-term Investments

Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale”. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.

We follow the accounting guidance to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Effective January 1, 2008, we adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

In February 2008, the FASB revised ASC 820, that delays the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of ASC 820. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. Further information about short-term investments may be found in Note 2 to the consolidated financial statements.

Recovery of Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our customers’ ability to make required payments. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventory Valuation

We reduce our inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual future demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the year ended December 31, 2009, we capitalized costs associated with patents and trademarks of $2.3 million. Our total amortization expense for the same period was $829,000.

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

Results of Operations

Overview of 2009

We continued to invest in research, development, sales, and marketing in our key business segments. Key events in the year were as follows:

•	We believe that our haptics technology is included in 100 million phones worldwide.

•	We completed the divestiture of our 3D product line. Operations of our 3D product line have been retrospectively classified as discontinued operations in our consolidated statement of operations.

•	In conjunction with moving our medical operating segment to San Jose, our reduction of workforce from our Montreal medical business operations, and other workforce reductions in our Touch segment, we had restructuring costs of $1.5 million. We had physical inventory write offs of $593,000 primarily consisting of physical count to book adjustments of medical equipment parts. We also recognized fixed asset write offs of demo equipment of $682,000 primarily resulting from a reconciliation of the fixed asset records to the physical inventory at the time of the move. In addition we had inventory obsolescence and scrap expenses of $1.3 million primarily of medical equipment parts.

In February, 2010, we announced plans to focus primarily on a licensing model in the future. In March 2010 we entered into an agreement to sell certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. Correspondingly, we plan to pursue the medical segment via a licensing approach. Under a licensing approach, we anticipate that the manufacturing and selling of simulator products to the medical training industry will not be an ongoing focus for us, and therefore, we hope to achieve certain cost reductions in 2010. Revenue in 2009 for these product lines was approximately $6 million. In 2010, we also expect to continue to focus on the execution of plans in our established businesses to increase revenue and make selected investments for longer-term growth areas. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our statement of operations data as a percentage of total revenues:

	Years Ended December 31,
	2009	2008	2007

Revenues:
Royalty and license	51.2%	50.9%	39.4%
Product sales	43.0	39.7	46.9
Development contracts and other	5.8	9.4	13.7

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization of intangibles shown separately below)	29.9	26.9	24.1
Sales and marketing	48.1	55.3	34.1
Research and development	45.1	46.7	34.5
General and administrative	78.3	68.8	42.1
Amortization and impairment of intangibles	3.2	3.2	3.8
Litigation settlements, conclusions, and patent license	—	74.1	(447.6)
Restructuring costs	5.3	0.5	—

Total costs and expenses	209.9	275.5	(309.0)

Operating income (loss)	(109.9)	(175.5)	409.0
Change in fair value of warrant liability	1.9	—	—
Interest and other income	2.8	15.0	22.0
Interest and other expense	—	(0.9)	(3.4)

Income (loss) from continuing operations before provision for income taxes	(105.2)	(161.4)	427.6
Benefit (provision) for income taxes	1.1	(18.2)	(42.6)

Income (loss) from continuing operations	(104.1)	(179.6)	385.0
Discontinued operations, net of provision for income taxes	2.1	(2.6)	3.5

Net income (loss)	(102.0)%	(182.2)%	388.5%

Comparison of Years Ended December 31, 2009, 2008, and 2007

Revenues

	2009	% Change	2008	% Change	2007
	($ in thousands)

Royalty and license	$14,202	0%	$14,254	20%	$11,881
Product sales	11,924	7%	11,110	(21)%	14,138
Development contracts and other	1,599	(39)%	2,617	(36)%	4,121

Total revenue	$27,725	(1)%	$27,981	(7)%	$30,140

Fiscal 2009 Compared to Fiscal 2008

Total Revenue — Our total revenue for the year ended December 31, 2009 decreased by $256,000, or 1%, to $27.7 million, from $28.0 million in 2008.

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue decreased by $52,000 or less than 0.5% from 2008 to 2009. The decrease in royalty and license revenue was primarily due to a decrease in royalty and license revenue from gaming and automotive licensees partially offset by increased revenue from licensees of mobile and medical devices. Revenues from gaming customers in 2008 which did not recur in 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with it. In addition, BMW has removed our technology from certain controller systems, which also caused automotive royalties to decline in 2009 compared to 2008. We plan on focusing most of our future business on a licensing model for both the touch and medical segments.

Based on our litigation conclusion and business agreement entered into with Sony Computer Entertainment in March 2007, we are recognizing a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, which amount to approximately $750,000 per quarter. The revenue from our third-party peripheral licensees included in royalty and license revenue has generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft Xbox 360, Sony PlayStation 3 (PS3), and Nintendo Wii, and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems.

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

Product sales — Product sales increased by $814,000 or 7% from 2008 to 2009. The increase in product sales was primarily due to an increase in medical product sales of $983,000 partially offset by a decrease in touch product sales of $169,000. Increased medical product sales were mainly due to the recognition of $1.0 million in revenue from an international medical customer for whom revenues could not be recognized until the agreement with the customer was terminated in the third quarter of 2009 partially offset by decreases of other medical product sales. Touch interface product sales decreased primarily due to reduced sales of touchscreen and touch panel components and arcade entertainment products. In March 2010 we entered into an agreement to sell certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. See Note 19 of the consolidated financial statements. Revenue in 2009 for these product lines was approximately $6 million. Medical product sales are expected to significantly decline in the future since we will be transitioning to a license model and will have only one product line remaining, the Virtual IV product line.

Development contracts and other revenue — Development contracts and other revenue decreased by $1.0 million or 39% from 2008 to 2009. Development contracts and other revenue is comprised of revenue on commercial contracts. The decrease was mainly attributable to a decrease in medical contract revenue of $916,000 due to a lower volume of work performed under medical contracts in 2009 compared to 2008. We continue to transition our engineering resources from certain commercial development contract efforts to development efforts that focus on leveraging our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to grow significantly in the future.

For the year ended December 31, 2009, revenues generated in North America, Europe, Far East, and Rest of the World represented 47%, 14%, 37%, and 2%, respectively, compared to 67%, 15%, 15%, and 3%, respectively, for the year ended December 31, 2008. The shift in revenues among regions was mainly due to an increase in Touch royalty revenue and Medical product sales in the Far East; a decrease in Touch royalty revenue, medical product revenue, and medical contract revenue in North America; a decrease in Touch royalty revenue from Europe; and a decrease in medical product sales from the Rest of the World. We mainly attribute the increase in revenue in the Far East to increased shipments by licensees of mobile devices, partially due to the addition of increased international sales and support personnel in 2008, and recognition of $1.0 million from an international medical customer as discussed above. The decrease in Touch royalty revenue in North America is partially attributable to previously deferred revenues from ISLLC totaling $1.1 million which was recognized in 2008 after we concluded our litigation with them. Three customers accounted for 34% of our sales in 2009 and two customers accounted for 22% of our sales in 2008. As medical product sales are expected to decline in the future since these offerings will no longer be a core strategy, we may see our sales concentrated in fewer large customers in the future.

Fiscal 2008 Compared to Fiscal 2007

Total Revenue — Our total revenue for the year ended December 31, 2008 decreased by $2.1 million, or 7%, to $28.0 million, from $30.1 million in 2007.

Royalty and license revenue — Royalty and license revenue increased by $2.4 million or 20% from 2007 to 2008 and was all from our Touch segment. The increase in royalty and license revenue was primarily a result of an increase in mobile device license and royalty revenue of $2.1 million and an increase in gaming royalties of $1.2 million, offset in part by a decrease in royalties for touch interface products of $942,000.

Mobile device license and royalty revenue increased primarily due to the increase in the shipment of TouchSense enabled phones by LG Electronics that began in the second quarter of 2007, the signing of a new license contract with mobile device manufacturer Nokia at the end of the second quarter of 2007, and the shipment of additional TouchSense enabled phones by our licensees in 2008.

The increase in gaming royalties compared to 2007 was mainly due to previously deferred royalty revenues from ISLLC totaling $1.0 million which was recognized after we concluded our litigation with them. There was also an increase in royalty and license revenue from an increase in sales of new steering wheel products from Logitech. In addition, there was a full year of royalty and license revenue from first-party gaming licensee Sony Computer Entertainment that increased revenue year over year. Although the revenue from our third-party peripheral licensees had generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft (Xbox 360), Sony (PlayStation 3), and Nintendo (Wii), and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems, we saw the decline begin to stabilize, as manifested by the release of new steering wheel products from Logitech for the PlayStation 3.

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

Cost of Product Sales

	2009	% Change	2008	% Change	2007
	($ in thousands)

Cost of product sales	$8,289	10%	$7,516	3%	$7,272
% of product sales	70%		68%		51%

Our cost of product sales consists primarily of materials, labor, and overhead. It excludes amortization and impairment of intangibles. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales increased by $773,000 or 10% from 2008 to 2009. The increase in cost of product sales was primarily due to an increase in excess and obsolete inventory provisions and scrap expense of $873,000, increased physical inventory write off costs of $601,000, an increase of material and production costs of $363,000, and increased freight costs of $103,000, partially offset by decreased overhead costs of $1.3 million. The increase in obsolescence and inventory scrap expense was mainly due to additional excess and obsolescence write-off and inventory scrap mainly from medical product parts. The physical inventory write off costs primarily consisted of physical count to book adjustments of medical equipment parts in the second quarter of 2009. The increase in direct material costs was mainly a result of increased product sales. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales increased as a percentage of product revenue to 70% in 2009 from 68% in 2008. This increase is mainly due to the increased costs mentioned above, partially offset by the reduced overhead costs from decreased headcount mentioned above. In March 2010 we entered into an agreement to sell certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. See Note 19 of the consolidated financial statements. Cost of product sales for medical products are expected to decline in the future since we will have only one product line remaining, the Virtual IV product line.

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

Expenses

	2009	% Change	2008	% Change	2007
	($ in thousands)

Sales and marketing	$13,324	(14)%	$15,472	51%	$10,272
Research and development	12,493	(4)%	13,058	26%	10,389
General and administrative	21,719	13%	19,249	52%	12,683
Amortization and impairment of intangibles	894	1%	888	(23)%	1,146
Litigation conclusions and patent license	—	(100)%	20,750	* %	(134,900)
Restructuring costs	1,462	930%	142	* %	—

*	Percentage not meaningful.

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses decreased by $2.1 million or 14% in 2009 compared to 2008. The decrease was primarily due to decreased compensation, benefits, and overhead of $1.3 million primarily due to decreased sales and marketing headcount; decreased marketing, advertising, and public relations costs of $520,000; decreased employee recruitment expense of $394,000; a decrease in bad debt expense of $371,000; and

decreased sales and marketing travel expense of $89,000; partially offset by increased write offs of fixed assets of $506,000 primarily demo equipment resulting from a reconciliation of fixed asset records to the physical inventory at the time of the move of our Medical line of business from Maryland to San Jose. In March 2010 we entered into an agreement to sell certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines which will cause some of our sales and marketing expenses to decrease in the future. See Note 19 of the consolidated financial statements. We are taking steps to reduce our sales and marketing expenses, although we expect to continue to focus our sales and marketing efforts on mobile device, touchscreen, and medical market licensing opportunities to build greater market acceptance for our touch technologies.

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

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased by $565,000 or 4% in 2009 compared to 2008. The decrease was primarily due to decreased lab and prototyping expenses of $282,000, decreased employee recruiting expenses of $179,000, and decreased compensation, benefits, and overhead expense of $125,000. The decreased compensation, benefits, and overhead expense was primarily due to decreased research and development headcount. We are taking steps to reduce our research and development expenses.

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

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses increased by $2.5 million or 13% in 2009 compared to 2008. The increase was primarily due to increased legal, professional, and license fee expense of $1.5 million, increased compensation, benefits, and overhead of $864,000, and loss on fixed assets of $108,000 partially offset by decreased travel costs of $48,000. The increased legal, professional, and license fee expenses were primarily due to increased accounting, audit and legal costs resulting from our internal investigation and restatement costs incurred in 2009, offset by reduced litigation costs of $2.7 million, mainly Microsoft litigation which was settled in 2008. The increased compensation, benefits, and overhead expense was primarily due to changes in executive personnel that resulted in additional costs and increased non-cash stock-based compensation charges. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We continued to incur costs related to the restatement of our historical financial statements in the first quarter of 2010 and will continue to incur litigation costs as we assert our intellectual property and contractual rights and defend lawsuits brought against us.

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

Amortization and impairment of Intangibles — Our amortization impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment or write off of abandoned and expired patents. Amortization and impairment of intangibles increased slightly by $6,000 or 1% from 2008 to 2009. The increase was primarily attributable to an increase from the cost and number of new patents being amortized along with the impairment of certain patents partially offset by some intangible assets reaching full amortization. Amortization and impairment of intangibles decreased by $258,000 or 23% from 2007 to 2008. The decrease was primarily attributable to some intangible assets reaching full amortization partially offset by an increase from the cost and number of new patents being amortized.

Litigation Settlements, Conclusions, and Patent License — There were no litigation settlements, conclusions, and patent license expenses in the year ended December 31, 2009, which was a decrease of $20.8 million compared to 2008, all of which related to our settlement with Microsoft. Litigation settlements, conclusions, and patent license was $20.8 million of expense for 2008, compared to income of $134.9 million for the same period in 2007, a change of $155.7 million. For 2007, the $134.9 million was comprised of $119.9 million related to Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance.

Restructuring — Restructuring costs increased by $1.3 million from 2008 to 2009. Restructuring costs of $1.5 million for the year ended December 31, 2009 consist primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce from our Montreal medical business operations and relocation of the Maryland medical business operations to San Jose. Restructuring costs in 2009 also included severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment. Restructuring costs for the year ended December 31, 2008 consist primarily of severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $142,000. There were no restructuring charges incurred for the year ended 2007.

Interest and Other Income / Expense

	2009	% Change	2008	% Change	2007
	($ in thousands)

Change in fair value of warrant liability	$517	*%	$—	*%	$—
Interest and other income	777	(81)%	4,174	(37)%	6,623
Interest and other expense	(4)	(98)%	(250)	(76)%	(1,024)

*	Percentage not meaningful.

Change in fair value of warrant liability — In January 2009, we adopted ASC 815-40, “Contracts in Entity’s own Equity”. For the year ended December 31, 2009, we had a gain from the change in fair value of the warrant liability of $517,000. There was no gain or loss from the change in fair value of the warrant liability for the years ended December 31, 2008 or 2007. We do not expect to have any further charges for a change in the fair value of the warrant liability since the warrants expired in December 2009.

Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gain on sale of short-term investments. Interest and other income decreased by $3.4 million from 2008 to 2009. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments. In addition, interest income included the accretion of interest income from Sony Computer Entertainment of $377,000 in 2009 compared to $904,000 in 2008. This interest accretion was complete at the end of 2009.

Interest and other income decreased by $2.4 million from 2007 to 2008. This was primarily the result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.

Interest and Other Expense — Interest and other expense consists primarily of interest and accretion expense on our 5% Senior Subordinated Convertible Debentures (“5% Convertible Debentures”) and accretion and dividend expense on our long-term customer advance from Microsoft along with impairment losses on long term notes receivable. Interest and other expense decreased by $246,000 from 2008 to 2009 primarily due to the reduction of impairment losses on long term notes receivable.

Interest and other expense decreased by $774,000 from 2007 to 2008 due to the elimination of interest expense from the conversion and redemption of our 5% Convertible Debentures during the third quarter of 2007 partially offset by impairment losses on long term notes receivable.

Benefit (Provision) for Taxes

	2009	% Change	2008	% Change	2007
	($ in thousands)

Benefit (provision) for income taxes	$310	106%	$(5,088)	60%	$(12,850)

Benefit (Provision) for Income Taxes — For the year ended 2009, we recorded a benefit for income taxes of $310,000 yielding an effective tax rate of 1.1%. The current year tax benefit is reflective of the recording of a benefit for the alternative minimum tax and net operating loss carrybacks, R&D monetization, valuation allowance on specific deferred tax assets, and foreign withholding tax expense. Accordingly, the effective tax rate differs from the statutory rate. For the year ended 2008, we recorded a provision for income taxes of $5.1 million yielding an effective tax rate of 11.3%. The tax provision for the year ended 2008 is reflective of the recording of a full valuation allowance against our entire deferred tax asset balance in the period due to losses in fiscal 2008, the variability of operating results, and near term projected losses. Accordingly, the effective tax rate differs from the statutory rate. For the year ended 2007, we recorded a provision for income taxes of $12.9 million yielding an effective tax rate of 10.0%. The 2007 tax provision is primarily reflective of federal and state tax expense as a result of our pre-tax income of $128.9 million mainly due to the litigation conclusions and patent license from Sony Computer Entertainment, see Note 13 to the consolidated financial statements. The effective tax rate differs from the statutory rate primarily due to the significant reduction in our valuation allowance against deferred tax assets as we used the majority of our net operating loss carryforwards against current year taxable income.

Discontinued Operations

	2009	% Change	2008	% Change	2007
	($ in thousands)

Gain on sale of discontinued operations	$237	*%	$—	*%	$—
Gain (loss) from discontinued operations	$340	146%	$(732)	(169)%	$1,059

*	Percentage not meaningful.

Discontinued Operations — In the year ended December 31, 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded gains on sales of discontinued operations of $237,000. Accordingly, the operations of the 3D product line have been classified as discontinued operations in the consolidated statement of operations. Gain from discontinued operations, net of tax, increased by $1.1 million for the year ended December 31, 2009 compared to the same period in 2008, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009. This resulted in reduced sales volumes and reduced costs and expenses including inventory and asset impairment charges associated with 3D operations during 2008. Loss from discontinued operations increased for the year ended December 31, 2008 compared to 2007, primarily due to increased costs and expenses, including inventory and asset impairment charges associated with 3D operations during 2008 offset by a reduction in income tax provision.

Segment Results for the Years Ended December 31, 2009, 2008, and 2007 are as follows:

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

	2009	% Change	2008	% Change	2007
	($ in thousands)

Revenues:
Touch	$16,374	(3)%	$16,912	16%	$14,590
Medical	11,386	2%	11,180	(29)%	15,639
Intersegment eliminations	(35)		(111)		(89)

Total	$27,725	(1)%	$27,981	(7)%	$30,140

Operating Income (Loss)*:
Touch	$(15,678)	61%	$(40,289)	(133)%	$122,771
Medical	(14,777)	(68)%	(8,808)	(1765)%	529
Intersegment eliminations	(1)		3		(22)

Total	$(30,456)	38%	$(49,094)	(140)%	$123,278

*	Segment expenses relating to our corporate operations are not allocated but are included in the Touch segment as that is how they are considered for management evaluation purposes. As a result, the segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.

Fiscal 2009 Compared to Fiscal 2008

Touch segment — Revenues from the Touch segment decreased by $538,000, or 3% in 2009 compared to 2008. Royalty and license revenues decreased by $190,000, mainly due to decreased revenue from gaming and automotive licensees partially offset by increased revenue from licensees of mobile devices. Revenues from gaming customers in 2008 which did not recur in 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with it. In addition, BMW has removed our technology from certain controller systems, which also caused automotive royalties to decline in 2009 compared to 2008. Product sales decreased by $246,000 primarily due to a decrease in product sales from touch interface products, mainly due to decreased sales of touchscreen and touch panel components and decreased sales of commercial gaming products, partially offset by increased integrated circuit chip sales. Development contract revenue decreased by $102,000 primarily due to decreased development contracts and support mainly from our mobility customers. The segment’s operating loss decreased by $24.6 million in 2009 as compared to 2008. The change was primarily due to the Microsoft settlement expense in 2008 of $20.8 million; a decrease in general and administrative expenses of $1.9 million; a decrease in sales and marketing expenses of $1.5 million; and increased gross margin of $1.5 million partially offset by an increase in research and development expenses of $568,000 and increased restructuring charges of $427,000. General and administrative expense decreased primarily due to reduced litigation costs, mainly Microsoft litigation which was settled in 2008. The decreased sales and marketing expenses were primarily due to reduced salary expense from a decrease in sales and marketing headcount. Increased margin was mainly a result of reduced salary expense from decreased operations headcount.

Medical segment — Revenues from Medical increased by $206,000 or 2%, from 2008 to 2009. Increased revenues were primarily due to increased product sales of $983,000 and increased royalty and license revenue of $140,000, partially offset by decreased development contract revenue of $916,000. Increased medical product sales were mainly due to the recognition of $1.0 million in revenue from an international medical customer for whom revenues could not be recognized until the agreement with the customer was terminated in the third quarter of 2009, partially offset by decreases of other medical product sales. The decrease in medical contract revenue was mainly attributable to a lower volume of work performed under medical contracts in 2009 compared to 2008. The segment’s operating loss increased by $6.0 million in 2009 as compared to 2008. The increased operating loss was mainly due to a decrease in gross margin of $2.5 million primarily due to increased obsolescence and scrap expense and physical inventory write off; increased general and administrative expenses of $4.4 million; and increased restructuring costs of $893,000, partially offset by decreased research and development expenses of $1.1 million and decreased sales and marketing expenses of $657,000. The increase in obsolescence and inventory scrap expense was mainly due to additional excess and obsolescence write-off and inventory scrap mainly from medical product parts. The physical inventory write off costs primarily consisted of physical count to book adjustments of medical equipment parts in the second quarter of 2009. General and administrative expense increased primarily due to increased accounting, audit and legal costs resulting from our internal investigation and restatement costs incurred in 2009. The increased restructuring costs were mainly due to the reduction of workforce of Montreal medical personnel and relocation of the Maryland medical business operations to San Jose. The decreased research and development and sales and marketing expenses were primarily due to reduced salary expense from a decrease in related headcount. In March 2010 we entered into an agreement to sell certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. See Note 19 of the consolidated financial statements. Revenue in 2009 for these product lines was approximately $6 million. Segments results are expected to decline significantly in the future since we will be transitioning to a license model and will have only one product line remaining, the Virtual IV product line.

Fiscal 2008 Compared to Fiscal 2007

Touch segment — Revenues from the Touch segment increased by $2.3 million, or 16% in 2008 compared to 2007. Royalty and license revenues increased by $2.4 million, mainly due to an increase in mobile device license and royalty revenue primarily due to the shipment of additional TouchSense enabled phones, and an increase in gaming royalties mainly due to the recognition of previously deferred revenues from ISLLC and the increase in sales of new steering wheel products from Logitech offset by a decrease in touch interface product royalties mainly due to the recognition of certain automotive royalty payments in the second quarter of 2007 that did not recur. Product sales increased by $134,000 primarily due to an increase in product sales from touch interface products, mainly due to increased sales of touchscreen and touch panel components and increased sales of commercial gaming products. Development contract revenue decreased by $180,000, primarily due to reduced touch interface product contract revenue, partially offset by increased revenue on mobile device development contracts and support. The segment’s operating income changed by $163.1 million to an operating loss in 2008 as compared to an operating profit in 2007. The change was primarily due to increased litigation settlements, conclusions, and patent license income of $134.9 million ($119.9 million from Sony Computer Entertainment and $15.0 million related to the release of the Microsoft long-term customer advance) occurring in 2007 and the Microsoft settlement expense in 2008 of $20.8 million; an increase in general and administrative expenses of $4.5 million; an increase in sales and marketing expenses of $2.9 million; an increase of research and development expenses of $1.9 million, and increased restructuring charges of $142,000. The change from income in 2007 to a loss in 2008 was partially offset by increased gross margin of $1.8 million mainly from increased royalty and license revenue and decreased amortization and impairment of intangibles of $255,000.

Medical segment — Revenues from Medical decreased by $4.5 million or 29%, from 2007 to 2008. The decrease was primarily due to a decrease in medical product sales of $3.1 million mainly due to decreased sales of our endoscopy, endovascular, laparoscopy, and Virtual IV simulator platforms partially offset by increases in our arthroscopy simulators; and a decrease of $1.3 million in medical development contract revenue due to work completed under medical contracts in 2007. The decrease in medical contracts also represents continued efforts to move away from development work during the period and concentrate on product sales and licensing. The decrease in product sales was primarily due to decreased international sales and delays in new product introductions. The segment’s operating income changed by $9.3 million to a loss in 2008 as compared to a profit in 2007. The loss was mainly due to a decrease in gross margin of $4.2 million primarily due to decreased sales and a change in product sales mix, increased sales and marketing expenses of $2.3 million primarily due to international sales and marketing efforts, increased general and administrative expenses of $2.1 million, mainly litigation and legal costs, and increased research and development expenses of $756,000.

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and government agency securities. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.

On December 31, 2009, our cash, cash equivalents, and short-term investments totaled $63.7 million, a decrease of $22.0 million from $85.7 million on December 31, 2008.

In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we are to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of December 31, 2009, we had received eleven of these installments.

On June 18, 2007, Microsoft filed a complaint against us in the U.S. District Court for the Western District of Washington alleging one claim for breach of a contract. After conducting discovery and filing various motions, on August 25, 2008 the parties agreed to settle all claims. Under the terms of the settlement, we paid Microsoft $20.8 million in October 2008.

Net cash used in operating activities during 2009 was $18.3 million, a change of $12.1 million from the $30.4 million used in operating activities during 2008. Cash used in operations during 2009 was primarily the result of a net loss of $28.3 million, a decrease of $1.7 million due to a change in accrued compensation and other current liabilities due to the timing of payments and a decrease of $1.4 million due to a change in accounts payable due to the timing of payments. These decreases were offset by an increase of $3.4 million due to a change in accounts receivable, an increase of $1.4 million due to a change in inventories and an increase of $1.4 million due to a change in deferred revenue and customer advances. Accounts receivable decreased primarily due to the timing of sales during the year and increased collection efforts. Inventory decreased primarily due to the changed forecasts affecting inventory purchases and inventory obsolescence and scrapping. Cash provided by operations during 2009 was also impacted by noncash charges and credits of $6.7 million, including $4.5 million of noncash stock-based compensation, $1.6 million in depreciation and amortization, $894,000 in amortization and impairment of intangibles, an increase to loss on disposal of equipment of $726,000, partially offset by a credits from the change in market value of warrant liability of $517,000 and gain on sales of discontinued operations of $237,000.

Net cash used in operating activities during 2008 was $30.4 million, a change of $115.0 million from the $84.6 million provided by operating activities during 2007. Cash used in operations during 2008 was primarily the result of a net loss of $51.0 million, a decrease of $1.5 million due to a change in other long-term liabilities, a decrease of $1.3 million due to a change in prepaid expenses and other current assets, a decrease of $1.0 million due to a change in accounts receivable, and a decrease of $415,000 due to a change in income taxes payable. These decreases were offset by an increase of $7.3 million due to a change in deferred income taxes, a $6.1 million increase due to a change in deferred revenue and customer advances and long-term customer advance from Microsoft, an increase of $2.4 million due to a change in accrued compensation and other current liabilities, and an increase of $1.5 million due to a change in accounts payable. Cash provided by operations during 2008 was also impacted by noncash charges and credits of $7.6 million, including $5.3 million of noncash stock-based compensation, $1.2 million in depreciation and amortization, $888,000 in amortization and impairment of intangibles, an increase to allowance for doubtful accounts of $351,000, partially offset by a credit of $220,000 from excess tax benefits from stock-based compensation.

Net cash used in investing activities during 2009 was $26.9 million, compared to the $25.3 million provided by investing activities during 2008, a decrease of $52.2 million. Net cash used in investing activities during 2009 consisted of an increase in proceeds from maturities of available -for- sale investments of $75.0 million, offset by purchases of available -for- sale investments of $98.0 million; $2.6 million used to purchase intangibles, primarily due to capitalization of external patent filing and application costs, and a $1.6 million increase in purchases of property and equipment. Net cash provided by investing activities during 2008 was $25.3 million, compared to the $55.2 million used in investing activities during 2007, an increase of $80.5 million. Net cash provided by investing activities during the period consisted of an increase in maturities or sales of short-term investments of $90.0 million, partially offset by purchases of short-term investments of $59.2 million; $3.1 million used to purchase property and equipment, and a $2.4 million increase in intangibles, primarily due to capitalization of external patent filing and application costs.

Net cash provided by financing activities during 2009 was $278,000 compared to $16.6 million used during 2008, or a $16.9 million decrease from the prior year. Net cash provided by financing activities for 2009 consisted of issuances of common stock and exercises of stock options and warrants. Net cash used in financing activities during

2008 was $16.6 million compared to $25.2 million provided by financing activities during 2007, or a $41.8 million increase from the prior year. Net cash used in financing activities for the period consisted primarily of treasury stock repurchases of $18.4 million, partially offset by issuances of common stock and exercises of stock options and warrants in the amount of $1.6 million, and an increase of $220,000 from excess tax benefits from tax deductible stock-based compensation.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio across all business segments. With our plan to focus on a licensing approach, we hope to achieve certain cost reductions in 2010. We anticipate that capital expenditures for the year ended December 31, 2010 will total less than $1,500,000 in connection with anticipated maintenance and upgrades to operations and infrastructure. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2009 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$3,266	$737	$2,036	$493	$—

As discussed in Note 13 to the consolidated financial statements we adopted new accounting requirements for uncertain tax benefits on January 1, 2007. At December 31, 2009, we had a liability for unrecognized tax benefits totaling $654,000 including interest of $26,000, of which approximately $225,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents, Short-term Investments, and Long-Term Investments — We have cash equivalents, short-term investments, and long-term investments of $60.6 million as of December 31, 2009. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $345,000 decrease in the fair value of our cash equivalents, short-term investments, and long-term investments as of December 31, 2009.

We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our cash equivalents and short-term investment portfolios. The primary objective of our policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our policy’s guidelines limit exposure to loss by limiting the sums we can invest in any individual security and restricting investment to securities that meet certain defined credit ratings. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.

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

IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 30, 2010

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$19,828	$64,769
Short-term investments	43,900	20,974
Accounts receivable (net of allowances for doubtful accounts of:
2009 — $207; 2008 — $436)	2,988	6,114
Inventories, net	2,001	3,757
Deferred income taxes	248	311
Prepaid expenses and other current assets	4,474	4,344

Total current assets	73,439	100,269
Property and equipment, net	3,498	3,827
Intangibles and other assets, net	10,897	9,491

Total assets	$87,834	$113,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,382	$2,842
Accrued compensation	1,387	2,920
Other current liabilities	3,087	3,493
Deferred revenue and customer advances	6,578	8,042

Total current liabilities	12,434	17,297
Long-term deferred revenue	18,851	15,989
Deferred income tax liabilities	248	311
Other long-term liabilities	560	212

Total liabilities	32,093	33,809

Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: December 31, 2009- 30,786,156 and December 31, 2008 - 30,674,045; shares outstanding: December 31, 2009 — 27,999,593 and December 31, 2008 — 27,887,482	172,679	167,870
Warrants	11	1,731
Accumulated other comprehensive income	66	109
Accumulated deficit	(98,626)	(71,543)
Treasury stock at cost: December 31, 2009 and 2008 — 2,786,563 shares	(18,389)	(18,389)

Total stockholders’ equity	55,741	79,778

Total liabilities and stockholders’ equity	$87,834	$113,587

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
Royalty and license	$14,202	$14,254	$11,881
Product sales	11,924	11,110	14,138
Development contracts and other	1,599	2,617	4,121

Total revenues	27,725	27,981	30,140
Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	8,289	7,516	7,272
Sales and marketing	13,324	15,472	10,272
Research and development	12,493	13,058	10,389
General and administrative	21,719	19,249	12,683
Amortization and impairment of intangibles	894	888	1,146
Litigation settlements, conclusions, and patent license	—	20,750	(134,900)
Restructuring costs	1,462	142	—

Total costs and expenses	58,181	77,075	(93,138)

Operating income (loss)	(30,456)	(49,094)	123,278
Change in fair value of warrant liability	517	—	—
Interest and other income	777	4,174	6,623
Interest and other expense	(4)	(250)	(1,024)

Income (loss) from continuing operations before provision for income taxes	(29,166)	(45,170)	128,877
Benefit (provision) for income taxes	310	(5,088)	(12,850)

Income (loss) from continuing operations	(28,856)	(50,258)	116,027
Discontinued operations (Note 12) :
Gain on sales of discontinued operations, net of provision for income taxes of $0	237	—	—
Gain (loss) from discontinued operations, net of provision for
income taxes of $216, $0, and $752	340	(732)	1,059

Net income (loss)	$(28,279)	$(50,990)	$117,086

Basic net income (loss) per share:
Continuing operations	$(1.03)	$(1.70)	$4.19
Discontinued operations	0.02	(0.02)	0.04

Total	$(1.01)	$(1.72)	$4.23

Shares used in calculating basic net income (loss) per share	27,973	29,575	27,662

Diluted net income (loss) per share:
Continuing operations	$(1.03)	$(1.70)	$3.68
Discontinued operations	0.02	(0.02)	0.03

Total	$(1.01)	$(1.72)	$3.71

Shares used in calculating diluted net income (loss) per share	27,973	29,575	31,667

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated				Total
	Common Stock and			Other				Stockholders’	Total
	Additional Paid-In Capital			Comprehensive	Accumulated	Treasury Stock		Equity	Comprehensive
	Shares	Amount	Warrants	Income	Deficit	Shares	Amount	(Deficit)	Income (Loss)
	(In thousands, except share amounts)

Balances at January 1, 2007	24,797,572	$110,501	$3,686	$67	$(137,639)	—	$—	$(23,385)
Net income					117,086			117,086	$117,086
Foreign currency translation adjustment				88				88	88
Unrealized gain (loss) on available-for-sale
securities, net of taxes				(18)				(18)	(18)

Comprehensive income									$117,156

Conversion of long-term debt
to common stock	2,656,677	17,257						17,257
Issuance of stock for ESPP
purchase	56,516	317						317
Exercise of stock options	2,609,573	12,707						12,707
Exercise of warrants	269,512	832	(801)					31
Expiration of warrants		1,154	(1,154)					—
Stock based compensation		3,446						3,446
Tax benefits from stock-based
compensation		14,648						14,648

Balances at December 31, 2007	30,389,850	$160,862	$1,731	$137	$(20,553)	—	$—	$142,177
Net loss					(50,990)			(50,990)	$(50,990)
Foreign currency translation adjustment				(39)				(39)	(39)
Unrealized gain (loss) on available-for-sale
securities, net of taxes				11				11	11

Comprehensive loss									$(51,018)

Issuance of stock for ESPP
purchase	47,158	330						330
Exercise of stock options	237,037	1,253						1,253
Stock based compensation		5,327						5,327
Tax benefits from stock-based
compensation		98						98
Treasury stock purchases						2,786,563	(18,389)	(18,389)

Balances at December 31, 2008	30,674,045	$167,870	$1,731	$109	$(71,543)	2,786,563	$(18,389)	$79,778
Cumulative effect of change in accounting principle			(1,713)		1,196			(517)
Net loss					(28,279)			(28,279)	$(28,279)
Foreign currency translation adjustment				11				11	11
Unrealized gain (loss) on available-for-sale
securities, net of taxes				(54)				(54)	(54)

Comprehensive loss									$(28,322)

Issuance of stock for ESPP
purchase	30,376	134						134
Exercise of stock options	71,207	145						145
Release of Restricted Stock Units	10,528	64						64
Expiration of warrants		7	(7)					—
Stock based compensation		4,459						4,459

Balances at December 31, 2009	30,786,156	$172,679	$11	$66	$(98,626)	2,786,563	$(18,389)	$55,741

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(28,279)	$(50,990)	$117,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,563	1,210	911
Amortization and impairment of intangibles	894	888	1,146
Stock-based compensation	4,524	5,327	3,446
Excess tax benefits from stock-based compensation	—	(220)	(13,556)
Realized gain on short-term investments	—	(81)	—
Change in fair market value of warrant liability	(517)	—	—
Allowance (recovery) for doubtful accounts	(229)	351	(54)
Interest expense — accretion on 5% Convertible Debenture	—	—	535
Fair value adjustment of Put Option and Registration Rights	—	—	(15)
Loss on disposal of equipment	726	93	15
Gain on sales of discontinued operations	(237)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,355	(1,012)	(388)
Inventories	1,395	(1)	(943)
Deferred income taxes	63	7,295	(7,297)
Prepaid expenses and other current assets	(131)	(1,310)	(1,840)
Other assets	11	12	(62)
Accounts payable	(1,441)	1,473	(618)
Accrued compensation and other current liabilities	(1,702)	2,384	620
Income taxes payable	4	(415)	15,211
Deferred revenue and customer advances and long-term customer advance from
Microsoft	1,398	6,140	(30,607)
Other long-term liabilities	285	(1,508)	960

Net cash provided by (used in) operating activities	(18,318)	(30,364)	84,550

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(97,980)	(59,242)	(96,719)
Proceeds from maturities of available-for-sale investments	75,000	89,978	45,110
Additions to intangibles	(2,589)	(2,394)	(2,199)
Purchases of property and equipment	(1,569)	(3,090)	(1,438)
Proceeds from sales of discontinued operations	237	—	—

Net cash provided by (used in) investing activities	(26,901)	25,252	(55,246)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	134	330	317
Exercise of stock options and warrants	144	1,253	12,738
Excess tax benefits from stock-based compensation	—	220	13,556
Payment on long-term debt	—	—	(1,400)
Purchases of treasury stock	—	(18,389)	—

Net cash provided by (used in) financing activities	278	(16,586)	25,211

Effect of exchange rates on cash and cash equivalents	—	(26)	(34)

Net increase (decrease) in cash and cash equivalents	(44,941)	(21,724)	54,481
Cash and cash equivalents:
Beginning of year	64,769	86,493	32,012

End of year	$19,828	$64,769	$86,493

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(54)	$(1,586)	$6,882

Cash paid for interest	$—	$—	$572

Supplemental disclosure of noncash investing and financing activities:
Issuance of common stock in connection with the conversion of the 5%
Convertible Debentures	$—	$—	$17,257

Amounts accrued for property and equipment, and intangibles	$351	$605	$—

Shares issued upon vesting of restricted stock units	$64	$—	$—

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Short-term Investments

The Company’s short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies debt securities with readily determinable market values as “available-for-sale.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.

The Company follows the guidance provided by ASC 320 to assess whether our investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statement of operations. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property is stated at cost and is generally depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are as follows:

Computer equipment and purchased software	3 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the lease term or their useful life.

Intangible Assets

Intangible assets with finite useful lives are amortized and intangible assets with indefinite lives are not amortized but rather are tested at least annually for impairment.

In addition to purchased intangible assets, the Company capitalizes the external legal and filing fees associated with its patents and trademarks. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years.

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

Product Warranty

The Company sells its products with warranties ranging from three to sixty months. The Company records the estimated warranty costs when the revenue is recognized. Historically, warranty-related costs have not been significant.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction involving products, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

•	Persuasive evidence of an arrangement exists: For a license arrangement, the Company requires a written contract, signed by both the customer and the Company. For a stand-alone product sale, the Company requires a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. The Company delivers software and product to customers physically and delivers software also electronically. For physical deliveries not related to software, the transfer terms typically include transfer of title and risk of loss at the Company’s shipping location. For electronic deliveries,

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivery occurs when the Company provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, the Company must judge collectibility of the arrangement fees, which is done on a customer-by-customer basis pursuant to the credit review policy. The Company typically sells to customers with whom there is a history of successful collection. For new customers, the Company evaluates the customer’s financial position and ability to pay. If it is determined that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when payment is received.

Royalty and license revenue — The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed reasonably assured. The terms of the royalty agreements generally require licensees to give the Company notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. The Company recognizes license fee revenue for licenses to intellectual property when earned under the terms of the agreements. Generally, revenue is recognized on a straight-line basis over the expected term of the license.

Product sales — The Company recognizes revenue from the sale of products and the license of associated software if any, and expense all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. The Company has determined that the license of software for the medical simulation products is incidental to the product as a whole. The Company typically grants to customers a warranty which guarantees that products will substantially conform to the Company’s current specifications for generally twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant. Extended warranty contract revenues are recognized ratably over the contractual period.

Development contracts and other revenue — Development contracts and other revenue is comprised of professional services (consulting services and/or development contracts). Professional services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant.

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and to a lesser extent, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Contract fees for professional services and post-contract customer support are not frequently sold on a stand-alone basis and as such, the Company does not have sufficient evidence of fair value. For these arrangements, revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s revenue recognition policies are significant because revenues are a key component of the Company’s results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.

Advertising

Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was $78,000, $229,000, and $102,000 in 2009, 2008, and 2007, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more likely than not.

Software Development Costs

Certain of the Company’s products include software. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company considers technological feasibility to be established upon completion of a working model of the software and the related hardware. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 10 for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

	December 31,
	2009	2008	2007
	(In thousands)

Net unrealized losses on short-term investments	$(35)	$19	$7
Foreign currency translation adjustment	101	90	130

Accumulated other comprehensive income	$66	$109	$137

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices. The recorded cost of accounts receivable and accounts payable approximate the fair value of the respective assets and liabilities.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is U.S. dollars. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiary are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in earnings.

Recent Accounting Pronouncements

In April 2008, the FASB issued ASC 350-30, “Determination of the Useful Life of Intangible Assets.” (“ASC 350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC 320-10”). This ASC amends the other-than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the guidance brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). ASC 820-10 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2009, the FASB issued ASC 825-10, “Interim Disclosures about Fair Value of Financial Instruments.” (“ASC 825-10”). This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position. In February 2010, the FASB issued Accounting Standards Update 2010-09 which eliminates the requirement to disclose the date through which subsequent events

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been evaluated for SEC filers. This guidance, effective upon issuance, did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 (update to ASC 605) on its consolidated results of operations and financial condition.

In September 2009, the FASB also ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) has an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 2009-14 (update to ASC 605) on its consolidated results of operations and financial condition.

2.	Fair Value Disclosures

Cash Equivalents, Short-term Investments, and Warrant Derivative Liabilities

The financial instruments of the Company measured at fair value on a recurring basis are cash equivalents, short-term investments, and warrant derivative liabilities. The Company’s cash equivalents and short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s warrant derivative liabilities are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs which reflect the reporting entity’s own assumptions that market participants would use in pricing the liability. Unobservable inputs are developed based on the best information available in the circumstances and also include the Company’s own data.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008 are classified based on the valuation technique in the table below:

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
U.S. government agency securities	$49,071	$—	$—	49,071
Money market accounts	11,546	—	—	11,546

Total assets at fair value	$60,617	$—	$—	$60,617

The above table excludes $3.1 million of cash held in banks.

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
		(In thousands)

Assets:
Corporate commercial paper	$—	$24,971	$—	$24,971
U.S. government agency securities	23,978	—	—	23,978
Money market accounts	34,429	—	—	34,429

Total assets at fair value	$58,407	$24,971	$—	$83,378

The above table excludes $2.4 million of cash held in banks.

The following table provides a summary of changes in fair value in the Level 3 financial instrument for the twelve months ending December 31, 2009:

Year Ended December 31, 2009
Fair Value Measurement Using
Warrant Derivative Liability	Significant Unobservable Inputs (Level 3)
(In thousands)

Balances, beginning of the period, January 1, 2009	$517
Change in fair value
Included in net loss	(517)

Balances, end of period	$—

Short-term Investments

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Government agency securities	$43,935	$2	$(37)	$43,900

Total	$43,935	$2	$(37)	$43,900

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
	(In thousands)

Commercial paper	$9,980	$1	$—	$9,981
Government agency securities	10,975	18	—	10,993

Total	$20,955	$19	$—	$20,974

The contractual maturities of the Company’s available-for-sale securities on December 31, 2009 and December 31, 2008 were all due in one year or less except for one government agency security of $5 million at December 31, 2009 due in two years.

3.	Inventories

	December 31,
	2009	2008
	(In thousands)

Raw materials and subassemblies	$1,653	$3,119
Work in process	45	209
Finished goods	303	429

Inventories, net	$2,001	$3,757

4.	Property and Equipment

	December 31,
	2009	2008
	(In thousands)

Computer equipment and purchased software	$4,458	$4,735
Machinery and equipment	1,909	3,269
Furniture and fixtures	1,407	1,336
Leasehold improvements	1,458	1,261

Total	9,232	10,601
Less accumulated depreciation	(5,734)	(6,774)

Property and equipment, net	$3,498	$3,827

5.	Intangibles and Other Assets

	December 31,
	2009	2008
	(In thousands)

Patents and technology	$19,018	$17,008
Other assets	145	156

Gross intangibles and other assets	19,163	17,164
Accumulated amortization of patents and technology	(8,266)	(7,673)

Intangibles and other assets, net	$10,897	$9,491

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. Amortization of intangibles excluding impairments during the years ended December 31, 2009, 2008, and 2007 was $827,000, $842,000 and $1.0 million, respectively. The estimated annual amortization expense for intangible assets as of December 31, 2009 is $1.2 million in 2010, $1.3 million in 2011, $1.3 million in 2012, $1.2 million in 2013, $1.1 million in 2014, and $4.7 million in total for all years thereafter, assuming no future acquisitions, write-offs, or impairment charges. For the years ended December 31, 2009 and 2008, the patents in process included in Patents and Technology were $7.0 million and $5.7 million, respectively.

6.	Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2009	2008
	(In thousands)

Accrued legal	$509	$491
Income taxes payable	40	36
Other current liabilities	2,538	2,966

Total other current liabilities	$3,087	$3,493

Deferred revenue	$6,336	$7,954
Customer advances	242	88

Total deferred revenue and customer advances	$6,578	$8,042

7.	Long-term Debt

5% Senior Subordinated Convertible Debentures (“5% Convertible Debentures”)

On December 23, 2004, the Company issued an aggregate principal amount of $20.0 million of 5% Convertible Debentures. The 5% Convertible Debentures original maturity date was December 22, 2009. On July 27, 2007, the Company announced that it had notified the holders of its 5% Convertible Debentures of its intent to redeem all of the 5% Convertible Debentures in full, pursuant to the mandatory redemption provision. Approximately $20.1 million of principal and accrued interest was then outstanding under the 5% Convertible Debentures. Under the terms of the 5% Convertible Debentures, once the closing bid price of the Company’s common stock exceeded $14.053 per share for 20 consecutive trading days, the Company could redeem the 5% Convertible Debentures at the end of a 30-day notice period. Prior to the end of the 30-day period, the holders of the 5% Convertible Debenture could have elected to convert the principal and accrued interest outstanding into shares of the Company’s common stock at a conversion price of $7.0265 per share. The 5% Convertible Debentures ceased to accrue further interest upon the Company’s election to affect the mandatory redemption. During the notice period, $17.2 million of 5% Convertible Debentures and approximately $67,000 of accrued interest were converted into 2,656,677 shares of common stock. At the end of the notice period in 2007, $1.4 million of 5% Convertible Debentures were redeemed for cash. Interest expense of approximately $106,000 was incurred from unaccreted interest recognized upon the redemption of $1.4 million of 5% Convertible Debentures. Amounts outstanding at both December 31, 2009 and 2008 were $0.

8.	Long-term Deferred Revenue

On December 31, 2009, long-term deferred revenue was $18.9 million and included approximately $16.8 million of deferred revenue from Sony Computer Entertainment. On December 31, 2008, long-term deferred revenue was $16.0 million and included approximately $14.5 million of deferred revenue from Sony Computer Entertainment. See Note 11 for further discussion.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments

The Company leases several of its facilities, vehicles, and some office equipment under noncancelable operating lease arrangements that expire at various dates through 2015.

Minimum future lease payments are as follows:

Operating Leases
(In thousands)

2010	$737
2011	721
2012	649
2013	666
2014	397
Thereafter	96

Total future minimum lease payments	$3,266

Rent expense was $986,000, $1.2 million, and $1.2 million in 2009, 2008, and 2007, respectively.

10.	Stock-based Compensation

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in the equity incentive program. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Since inception, the Company has approved programs that allow the recipient the right to purchase up to 21,095,474 shares of its common stock. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. On December 31, 2009, 4,320,277 shares of common stock were available for grant, and there were 5,041,235 options to purchase shares of common stock outstanding, as well as 225,055 restricted stock awards and units outstanding.

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

On April 30, 2008, the Company’s Board of Directors approved the issuance of equity awards under the Immersion Corporation 2008 Employment Inducement Award Plan (the “2008 Plan”). Under the 2008 Plan, the Company may issue awards in the form of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, RSUs, performance shares, performance units, deferred compensation awards, and other cash and stock awards. Such awards may be granted to new employees who had not previously been a director or

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former employees or directors whose period of service was followed by a bona-fide period of non-employment. On February 25, 2009, 1,200,000 additional shares were reserved for issuance under the 2008 Employment Inducement Award Plan.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan. Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for the issuance under the ESPP plus an automatic annual increase on each January 1 hereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2009, 428,189 shares had been purchased since the inception of the ESPP. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP.

On January 1, 2009, 500,000 additional shares were reserved for issuance upon the exercise of purchase rights that may be granted under the ESPP Plan.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table sets forth the summary of option activity under the Company’s stock option program:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of Shares	Exercise Price	Term	Value
			(In years)

Outstanding at January 1, 2007 (5,403,314 exercisable at a weighted average price of $7.65 per share)	7,585,423	7.40
Granted (weighted average fair value of $6.43 per share)	1,442,458	10.58
Exercised(1)	(2,610,856)	4.87
Cancelled	(402,655)	9.58

Outstanding at December 31, 2007 (3,774,245 exercisable at a weighted average price of $9.11 per share)	6,014,370	9.11
Granted (weighted average fair value of $4.84 per share)	2,438,775	8.43
Exercised	(237,037)	5.29
Cancelled	(1,206,441)	8.35

Outstanding at December 31, 2008 (4,055,180 exercisable at a weighted average price of $9.35 per share)	7,009,667	9.13
Granted (weighted average fair value of $2.1937 per share)	2,066,533	3.69
Exercised	(71,207)	2.03
Cancelled	(3,963,758)	7.88

Outstanding at December 31, 2009	5,041,235	$7.99	5.52	$1.8 million

Exercisable at December 31, 2009	3,247,607	$9.25	3.78	$970,000

(1)	There were 1,283 options that net settled in 2007.

The number of shares subject to options expected to vest as of December 31, 2009 is approximately 4.7 million.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2009. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $174,200 for the year ended December 31, 2009.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding options outstanding as of December 31, 2009 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
		Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices		Outstanding	Life (Years)	Price	Exercisable	Price

$1.20	— $ 3.56	545,160	5.35	$2.30	310,293	$1.67
3.72	— 3.81	23,350	9.25	3.74	2,594	3.74
3.85	— 3.85	600,000	9.87	3.85	25,000	3.85
4.03	— 5.60	506,831	7.22	4.72	160,740	4.61
5.62	— 6.23	514,581	5.54	6.02	365,399	6.05
6.25	— 6.98	599,302	3.77	6.88	586,431	6.88
7.00	— 8.09	546,439	4.18	7.29	485,289	7.27
8.61	— 9.04	777,476	6.74	8.81	500,488	8.84
9.20	— 15.50	541,767	2.94	11.76	467,254	11.46
16.57	— 34.75	386,329	2.31	25.41	344,119	26.49

$1.20	— $34.75	5,041,235	5.52	$7.99	3,247,607	$9.25

Restricted Stock

Restricted stock award activity for the twelve months ended December 31, 2009 is as follows:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Beginning Outstanding Balance	—
Awarded	27,000	$2.70
Released	—
Forfeited	—

Ending Outstanding Balance at December 31, 2009	27,000	$2.70

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Restricted stock unit activity for the twelve months ended December 31, 2008 and 2009 are as follows:

		Weighted
		Average
	Number	Remaining	Aggregate
	of Shares	Contractual Life	Intrinsic Value

Outstanding balance at December 31, 2007	—
Awarded	34,500
Released	—
Forfeited	—
Outstanding balance at December 31, 2008	34,500
Awarded	292,287
Released	(10,528)
Forfeited	(118,204)

Outstanding balance at December 31, 2009	198,055	1.21	$907,092

Expected to vest at December 31, 2009	148,206	1.21	$678,782

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

Expected term  — The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The expected term of ESPP shares is the length of the offering period. The Company used the simplified method approved by the SEC to determine the expected term for options granted prior to December 31, 2007.

Expected volatility  — The Company estimates the volatility of its common stock taking into consideration its historical stock price movement and its expected future stock price trends based on known or anticipated events.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007

Expected life (in years)	5.5	5.5	6.25	0.5	0.5	0.5
Interest rate	2.1%	2.7%	4.5%	0.4%	2.0%	5.1%
Volatility	68%	63%	60%	109%	88%	50%
Dividend yield	—	—	—	—	—	—

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income Statement Classifications
Cost of product sales	$162	$209	$109
Sales and marketing	853	1,369	905
Research and development	1,149	1,396	969
General and administrative	2,360	2,259	1,343

Total continuing operations	4,524	5,233	3,326
Discontinued operations	—	94	120

Total	$4,524	$5,327	$3,446

The benefits of tax deductions in excess of recognized compensation expense are required to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the years ended December 31, 2009, 2008 and 2007, the Company recorded $0, $220,000, and $13.6 million, respectively, of excess tax benefits from stock-based compensation.

The Company had calculated an additional paid-in capital (“APIC”) pool. The APIC pool represents the excess tax benefits related to stock-based compensation that are available to absorb future tax deficiencies. The Company includes only those excess tax benefits that have been realized. If the amount of future tax deficiencies is greater than the available APIC pool, the Company will record the excess as income tax expense in its consolidated statements of operations.

As of December 31, 2009, there was $8.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and restricted stock units granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.88 years for options, 0.17 years for restricted stock awards and 2.17 years for restricted stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months ended December 31, 2008, the Company repurchased 2.8 million shares for $18.4 million at an average cost of $6.60 through open market repurchases. This amount is classified as treasury stock on the Company’s consolidated balance sheet. There were no stock repurchases in 2009.

Warrants

The Company adopted ASC 815-40, effective January 1, 2009. ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of the Company’s common stock issued in 2004 that were previously classified within stockholders’ equity have been retroactively restated upon adoption of ASC 815-40 and classified within Other Current Liabilities due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expired on December 23, 2009 and marked to market with changes to fair value recognized in non-operating income. The Company calculated the fair value of warrants as of January 1, 2009 using the Black-Scholes option pricing model, assuming a risk-free rate of 1.6%, a volatility factor of 66.9% and a contractual life of one year. Accordingly, a derivative liability was established in the amount of $517,000 with an offset to warrants of $1.7 million and the cumulative effect of the change in accounting principle in the amount of $1.2 million recognized as an adjustment to the opening balance of retained earnings as of January 1, 2009. As of December 31, 2009, the Company eliminated the remaining balance of the warrants derivative liability with a credit to non-operating income of $25,828 because the warrants expired unexercised.

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

In March 2007, the Company’s patent infringement litigation with Sony Computer Entertainment concluded. Sony Computer Entertainment satisfied the judgment against it from the United States District Court for the Northern District of California, which included damages, pre-judgment interest, costs and interest totaling $97.3 million, along with compulsory license fees already paid to the Company of $30.6 million and interest

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earned on these fees of $1.8 million. As of March 19, 2007, the Company and Sony Computer Entertainment entered into an agreement whereby the Company granted Sony Computer Entertainment and certain of its affiliates a worldwide, non-transferable, non-exclusive license under the Company’s patents that have issued, may issue, or claim a priority date before March 2017 for the going forward use, development, manufacture, sale, lease, importation, and distribution of Sony Computer Entertainment’s current and past PlayStation and related products. The license does not cover adult, foundry, medical, automotive, industrial, mobility, or gambling products. Subject to the terms of the agreement, the Company also granted Sony Computer Entertainment and certain of its affiliates certain other licenses (relating to PlayStation games, backward compatibility of future consoles, and the use of their licensed products with certain third party products), an option to obtain licenses in the future with respect to future gaming products and certain releases and covenants not to sue. Sony Computer Entertainment granted the Company certain covenants not to sue and agreed to pay the Company twelve quarterly installments of $1.875 million (for a total of $22.5 million) beginning on March 31, 2007 and ending on December 31, 2009, and may pay the Company certain other fees and royalty amounts. In total, the Company will receive a minimum of $152.2 million through the conclusion of the litigation and the business agreement. In accordance with the guidance from ASC 605, the Company has allocated the present value of the total payments, equal to $149.9 million, between each element based on their relative fair values. Under this allocation, the Company recorded $119.9 million as litigation conclusions and patent license income, and the remaining $30.0 million is allocated to deferred license revenue to the extent payment is received in advance of revenue recognition. Such deferred revenue was $16.8 million at December 31, 2009. The Company recorded $2.4 million, $3.0 million, and $3.0 million as revenue for the years ended December 31, 2007, 2008, and 2009, respectively. On December 31, 2009, the Company had recorded $8.4 million of the $30.0 million as revenue and will record the remaining $21.6 million as revenue, on a straight-line basis, over the remaining capture period of the patents licensed, ending March 19, 2017. The Company has accounted for future payments in accordance with ASC 835. Under ASC 835, the Company determined the present value of the $22.5 million future payments to equal $20.2 million. The Company is accounting for the difference of $2.3 million as interest income as each $1.875 million quarterly payment installment becomes due. This amount is accounted for at December 31, 2008 in deferred revenue.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Restructuring Costs and Discontinued Operations

The Company accounts for restructuring costs and discontinued operations in accordance with ASC 420, “Exit or Disposal Cost Obligations.” The following table sets forth the charges and expenses relating to continuing operations that are included in the restructuring line on the Company’s consolidated statement of operations for the year ended December 31, 2009:

	December 31,					December 31,
	2008	Year Ended December 31,				2009
	Restructuring	Add	Non-Cash	Net	Deduct Cash	Restructuring
	Reserve	Charges	Adjustments	Expense	Payments	Reserve
		(In thousands)

Medical workforce reductions	$—	$570	$(98)	$472	$(472)	$—
Touch workforce reductions	142	558	(31)	527	(669)	—
Medical division location transition	—	463	—	463	(463)	—

Total	$142	$1,591	$(129)	$1,462	$(1,604)	$—

Restructuring Costs

On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. In addition, the Company closed down the Medical portion of its Montreal operations in the third quarter of 2009. These Medical workforce reductions were recorded as Medical segment restructuring charges for the year ended December 31, 2009. Total costs for the relocation of the Medical business operations and the workforce reductions for the year ended December 31, 2009 were $935,000. All of these restructuring costs have been paid as of December 31, 2009.

In addition, for the year ended December 31, 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that have been recorded as restructuring charges in the statement of operations for the year ended December 31, 2009. Total costs for these reorganizations were $527,000 for the year ended December 31, 2009 and have been paid as of December 31, 2009.

Results of discontinued operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. During the first quarter of 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles. Negotiated consideration for the sale was $900,000 in the form of cash and notes receivable and the proceeds will be recognized when they are received. In the second quarter of 2009, the Company sold its MicroScribe device product family including inventory, fixed assets and intangibles. Negotiated consideration for the sale was $1.8 million in the form of cash and notes receivable and the proceeds will be recognized when they are

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received. Accordingly, the operations of the 3D product line have been retrospectively restated as discontinued operations, net of income tax, in the consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. The Company recognized a gain of $237,000 on the sale of these discontinued operations from payments at the time of sale and payment on notes. Included in restructuring costs within discontinued operations for the year ended December 31, 2008 were asset impairment charges which included reserves taken against capitalized patent costs of $255,000 and fixed asset write offs of $20,000 due to the divesting of the 3D product line. The Company had accrued $105,000 of severance charges relating to the termination of employment of 13 employees associated with the 3D product line at December 31, 2008 which has been paid in cash as of December 31, 2009.

The following is a summary of the components of income (loss) from discontinued operations included in the consolidated statements of operations:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Revenues	$714	$4,895	$4,773
Cost of Revenue	59	3,576	1,565
Sales and Marketing	99	1,656	1,397
Restructuring costs	—	395	—

Income (loss) from discontinued operations before taxes	556	(732)	1,811
Benefit (provision) for taxes	(216)	—	(752)

Gain (loss) from discontinued operations (net of tax)	$340	$(732)	$1,059

13.	Income Taxes

For the years ended December 31, 2009, 2008, and 2007, the Company recorded benefit (provision) for income taxes of $310,000, $(5.1) million, and $(12.9) million, respectively, yielding effective tax rates of 1.1%, (11.3)%, and (10.0)%, respectively. The 2009 income tax benefit resulted from recording a benefit for the alternative minimum tax and net operating loss carrybacks, research and development monetization, valuation allowance on specific deferred tax assets, and foreign withholding tax expense. The 2008 provision for income tax resulted from recording a valuation allowance on specific deferred tax assets and foreign withholding tax expense. The 2007 provision for income tax was based on federal and state regular income tax payable on taxable income and foreign withholding tax expense.

The Company reported pre-tax book income (loss) from continuing operations of:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Domestic	$(29,413)	$(45,456)	$128,745
Foreign	247	286	132

Total	$(29,166)	$(45,170)	$128,877

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit (provision) for income taxes from continuing operations consisted of the following:

		(In thousands)

Current:
United States federal	$1,390	$2,810	$(15,929)
Foreign	(1,066)	(452)	(125)
State and local	(14)	(152)	(4,173)

Total current	310	2,206	(20,227)

Deferred:
United States federal	—	(6,505)	6,578
Foreign	—	—	—
State and local	—	(789)	799

Total deferred	—	(7,294)	7,377

	$310	$(5,088)	$(12,850)

The Company’s income tax receivable for federal purposes had been increased by the tax benefits from employee stock options in 2009. The net tax benefits from employee stock option transactions were $98,000 for 2008 and $14.7 million for 2007 and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Stockholders’ Equity (Deficit). The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$20,649	$12,135
State income taxes	1	1
Deferred revenue	7,108	6,407
Research and development and other credits	3,790	4,088
Reserves and accruals recognized in different periods	4,594	3,756
Basis difference in investment	1,073	1,255
Capitalized R&D expenses	1,181	1,355
Other	16	1

Total deferred tax assets	38,412	28,998
Deferred tax liabilities:
Depreciation and amortization	(3,240)	(3,451)
Valuation allowance	(35,172)	(25,547)

Net deferred tax assets	$—	$—

As of December 31, 2009, the net operating loss carryforwards for federal and state income tax purposes were approximately $50.4 million and $60.8 million, respectively. The federal net operating losses expire between 2019 and 2029 and the state net operating losses begin to expire in 2029. As of December 31, 2009, the Company had

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal and state tax credit carryforwards of approximately $2.9 million and $61,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2009 and will continue through 2029 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2009, the Company has Canadian research and development credit carryforwards of $853,000, which will expire at various dates through 2018. These operating losses and credits carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

The Company recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to losses in fiscal 2009, the variability of operating results, and near term projected results. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	3.9	3.5	(4.2)
Non-deductible interest	—	—	(0.3)
Stock compensation expense	(1.2)	(1.4)	(0.4)
Other	(2.5)	0.4	1.4
Valuation allowance	(34.1)	(48.8)	28.5

Effective tax rate	1.1%	(11.3)%	(10.0)%

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

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	Unrecognized	Unrecognized
	Tax Benefits	Tax Benefits
	(In thousands)	(In thousands)

Balance at beginning of year	$628	$628
Gross increases for tax positions of prior years	—	—
Gross decreases for tax positions of prior years	—	—
Settlements	—	—
Lapse of statute of limitations	—	—

Balance at end of year	$628	$628

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2009, the Company accrued interest or penalties related to uncertain tax positions in the amount of $26,000. The Company does not expect any material changes to its liability for unrecognized income tax benefits during the next 12 months. As of December 31, 2009, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $225,000.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

14.	Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(28,856)	$(50,258)	$116,027
Gain (loss) from discontinued operations , net of tax	577	(732)	1,059

Net Income (loss) used in computing basic net income (loss) per share	$(28,279)	$(50,990)	$117,086

Income (loss) from continuing operations	$(28,856)	$(50,258)	$116,027
Interest on 5% Convertible Debentures	—	—	348

Income (loss) from continuing operations used in computing diluted net income (loss) per share	(28,856)	(50,258)	116,375
Gain (loss) from discontinued operations, net of tax	577	(732)	1,059

Net income (loss) used in computing diluted net income (loss) per share	$(28,279)	$(50,990)	$117,434

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	27,973	29,575	27,662
Dilutive potential common shares:
Stock options	—	—	1,989
Warrants	—	—	305
5% Convertible Debentures	—	—	1,711

Shares used in computation of diluted net income (loss) per share	27,973	29,575	31,667

Basic net income (loss) per share from:
Continuing operations	$(1.03)	$(1.70)	$4.19
Discontinued operations	$0.02	$(0.02)	$0.04
Net Income (loss)	$(1.01)	$(1.72)	$4.23
Diluted net income (loss) per share from
Continuing operations	$(1.03)	$(1.70)	$3.68
Discontinued operations	$0.02	$(0.02)	$0.03
Net Income (loss)	$(1.01)	$(1.72)	$3.71

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, options and warrants to purchase approximately 1.4 million shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $12.39 were not included in the calculation because the effect would have been anti-dilutive.

As of December 31, 2009 and 2008 the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2009	2008

Outstanding stock options	5,041,235	7,009,667
Unvested restricted stock awards	27,000	—
Unvested restricted stock units	198,055	34,500
Warrants	1,616	434,332

15.	Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year. The Company contributed approximately $190,000 and $149,000 during the years ended December 31, 2009 and 2008, respectively. The Company did not make any contributions during the year ended December 31, 2007.

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

Shaw V. Richardson et al.

On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of the Company, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of the Company as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. The court has issued an order staying this action.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

17.	Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation; and mobile communications. The Company manages these application areas under two operating and reportable segments: 1) Touch (previously called Immersion Computing, Entertainment, and Industrial), and 2) Medical. The Company determines its reportable segments in accordance with criteria outlined in ASC 280-10-05, “Disclosures about Segments of an Enterprise and Related Information.”

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments for the respective years ended December 31 is shown in the following table:

			Intersegment
	Touch	Medical	Eliminations(4)	Total
		(In thousands)

2009
Revenues
Royalty and license	$14,058	$144	$—	$14,202
Product sales	990	10,969	(35)	11,924
Development contracts and other	1,326	273	—	1,599

Total revenues	$16,374	$11,386	$(35)	$27,725

Operating income (loss)(1)(3)	$(15,678)	$(14,777)	$(1)	$(30,456)
Change in fair value of warrant liability	517	—	—	517
Interest and other income	777	—	—	777
Interest and other expense	(4)	—	—	(4)
Depreciation and amortization and impairment of intangibles	1,670	787	—	2,457
Net income (loss)(1)(3)	(13,501)	(14,777)	(1)	(28,279)
Long-lived assets: capital expenditures and capitalized patent fees	2,582	1,346	—	3,928
Total assets	122,548	6,294	(41,008)	87,834
2008
Revenues
Royalty and license	$14,249	$5	$—	$14,254
Product sales	1,236	9,985	(111)	11,110
Development contracts and other	1,427	1,190	—	2,617

Total revenues	$16,912	$11,180	$(111)	$27,981

Operating income (loss)(1)(3)	$(40,289)	$(8,808)	$3	$(49,094)
Interest and other income	4,169	5	—	4,174
Interest and other expense	(250)	—	—	(250)
Depreciation and amortization and impairment of intangibles	1,366	732	—	2,098
Net income (loss)(1)(3)	(42,201)	(8,792)	3	(50,990)
Long-lived assets: capital expenditures and capitalized patent fees	3,704	1,780	—	5,484
Total assets	129,305	11,471	(27,189)	113,587
2007
Revenues
Royalty and license	$11,880	$1	$—	$11,881
Product sales	1,102	13,108	(72)	14,138
Development contracts and other	1,608	2,530	(17)	4,121

Total revenues	$14,590	$15,639	$(89)	$30,140

Operating income (loss)(1)	$122,771	$529	$(22)	$123,278
Interest and other income	6,619	4	—	6,623
Interest and other expense(2)	(1,024)	—	—	(1,024)
Depreciation and amortization and impairment of intangibles	1,437	620	—	2,057
Net income (loss)(1)	116,586	522	(22)	117,086
Long-lived assets: capital expenditures and capitalized patent fees	3,152	485	—	3,637
Deferred income tax assets, net	7,295	—	—	7,295
Total assets	181,423	6,552	(20,044)	167,931

(1)	Included in operating income (loss) and net income (loss) in 2008 and 2007 are litigation settlement, conclusions, and patent license of $20.8 million and $(134.9) million, respectively, for the Touch segment, see Note 12.

(2)	Includes interest on 5% Convertible Debentures and amortization of 5% Convertible Debentures issued December 2004 and notes payable, recorded as interest expense.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in operating income (loss) and net income (loss) in 2008 are restructuring costs of $142,000 for the Touch segment.

(4)	Intersegment eliminations represent eliminations for intercompany sales and cost of sales and intercompany receivables and payables between Touch and Medical segments.

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

Revenue by Product Lines

Information regarding revenue from external customers by product lines is as follows:

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Revenues:
Touch	$16,339	$16,801	$14,501
Medical	11,386	11,180	15,639

Total	$27,725	$27,981	$30,140

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenue was as follows:

	Years Ended December 31,
	2009	2008	2007

North America	47%	67%	70%
Europe	14%	15%	16%
Far East	37%	15%	11%
Rest of the world	2%	3%	3%

Total	100%	100%	100%

For the years ended December 31, 2009, 2008, and 2007 the Company derived 46%, 64%, and 69%, respectively, of its total revenues from the United States of America. For the year ended December 31, 2009, the Company derived 11% and 21% of its total revenues from Japan and Korea respectively. For the year ended December 31, 2008, the Company derived 10% of its total revenues from Korea. Revenues from other countries represented less than 10% individually for the periods presented.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Customer A	12%	12%	13%
Customer B	*	*	12%
Customer C	*	*	*
Customer D	*	10%	*
Customer E	11%	*	*
Customer F	11%	*	*
Customer G	*	*	*

Total	34%	22%	25%

Of the significant customers noted above, Customers E and G had balances of 25% and 11% respectively of the outstanding accounts receivable at December 31, 2009. Of the significant customers noted above, Customer C had a balance of 10% of the outstanding accounts receivable at December 31, 2008. Customer B had a balance of 24% of the outstanding accounts receivable at December 31, 2007.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2009, December 31, 2008 and December 31, 2007.

18.	Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues	$6,944	$6,593	$6,682	$7,506	$6,467	$7,055	$7,619	$6,840
Gross profit	5,511	3,300	4,370	6,255	4,506	5,235	5,568	5,156
Operating loss	(5,285)	(9,140)	(8,828)	(7,203)	(8,468)	(27,732)	(6,531)	(6,363)
Loss from continuing operations before taxes	(5,157)	(8,831)	(8,757)	(6,421)	(8,140)	(26,744)	(5,558)	(4,728)
Income tax benefit (provision) from continuing operations	887	(186)	(300)	(91)	(1,121)	(7,124)	1,903	1,254
Loss from continuing operations	(4,270)	(9,017)	(9,057)	(6,512)	(9,261)	(33,868)	(3,655)	(3,474)
Net loss from discontined operations (net of tax)	(14)	3	186	402	(1,433)	165	210	326
Net loss	(4,284)	(9,014)	(8,871)	(6,110)	(10,694)	(33,703)	(3,445)	(3,148)
Basic and diluted net loss per share
Continuing operations(1)	$(0.15)	$(0.32)	$(0.33)	$(0.23)	$(0.33)	$(1.15)	$(0.12)	$(0.11)
Discontinued operations(1)	$—	$—	$0.01	$0.01	$(0.05)	$0.01	$0.01	$0.01
Total(1)	$(0.15)	$(0.32)	$(0.32)	$(0.22)	$(0.38)	$(1.14)	$(0.11)	$(0.10)
Shares used in calculating net loss
per share basic and diluted	28,000	27,994	27,968	27,924	28,046	29,448	30,356	30,478

(1)	The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, as disclosed in Note 12 the previously reported results of operations of the 3D product line for all periods presented have been reclassified and reported as a separate component of income in discontinued operations.

19.	Subsequent Event

On March 30, 2010, the Company entered into agreements with CAE Healthcare USA (“CAE”). Under an asset purchase agreement, CAE will acquire certain assets including inventory and fixed assets and certain liabilities including warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines for an approximate amount of $1.6 million subject to purchase price adjustments. The agreement also provides for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. The Company has also entered into a licensing agreement with CAE for the Immersion TouchSense patent portfolio for use in the field of Medical Training. The Company expects to close the transaction by March 31, 2010. The financial effect of this transaction cannot be estimated at the present time.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2009. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer evaluated our disclosure controls and procedures and determined that there were material weaknesses in our internal control over financial reporting as of December 31, 2009, as more fully described in “Management’s Report on Internal Control over Financial Reporting,” below. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation and because of the material weaknesses described below, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Interim Chief Executive Officer and our Interim Chief Financial Officer and affected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our Interim CEO and our Interim CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective, because of the following material weaknesses that were previously identified. The remedial measures are intended to remediate the material weaknesses noted:

•	As set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our management determined that a material weakness existed in controls over accounting for income taxes as of December 31, 2007. During fiscal 2009, we continued to lack sufficient resources with the appropriate level of technical accounting expertise in the accounting for income taxes within the accounting function and therefore were unable to accurately perform or remediate certain of the designed controls during fiscal 2009. Our management, including the Interim CEO and the Interim CFO, has concluded that there is a continuing presence of the material weakness with respect to income taxes or ongoing implementation of remedial actions as of December 31, 2009.

•	As set forth in Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for 2008, we had material weaknesses in our controls related to:

•	Revenue Recognition: Modifications to Sales Arrangements — Our controls that are intended to ensure that changes, written or otherwise, to the terms and conditions governing each sale are documented, approved and recorded timely and accurately were not designed or operating effectively as of December 31, 2009.

•	Revenue Recognition: Compliance with Specified Shipping Terms — Our controls that are intended to determine the point at which title and risk of loss passes to the customer and to properly apply this information in the determination of our revenue recognition were not operating effectively as of December 31, 2009.

•	Revenue Recognition: Release of New Products for sale — Our controls relating to the release and approval of new products for sale and ensuring that revenue is recognized only on fully functional products were not designed or operating effectively as of December 31, 2009.

•	Stock-based Compensation — Our controls related to the application of forfeiture rates in the determination of stock-based compensation were not operating effectively as of December 31, 2009.

•	As noted in Item 4 of Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and as of December 31, 2009, our controls to ensure completeness and accuracy with regard to the proper recognition, presentation and disclosure of applicable guidance in a timely manner were not operating effectively. Specifically, we determined that Emerging Issue Task Force 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (ASC 815-40) had not been properly adopted on January 1, 2009 with regard to the conversion feature in our MHR convertible note and certain warrants issued in 2005.

•	As noted in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and as of December 31, 2009, our controls over inventory and fixed assets were not operating effectively. Specifically, we determined that inventory and fixed assets, including capitalized demonstration and customer loaner equipment, were not appropriately tracked.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal controls our financial reporting, included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended December 31, 2009, there were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to income taxes discussed above:

•	We have hired consultants to assist with the preparation of our quarterly and annual tax calculations and the related financial disclosures including the rationale for recognizing the benefits of certain tax positions in the financial statements to an external provider with oversight responsibility remaining with the corporate controller. We continue to evaluate additional steps to remediate this material weakness.

We have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition discussed above:

•	We improved our documentation of existing revenue recognition policies, including policies involving non-standard terms and conditions, multiple element arrangements, modifications to shipping terms and requests for pre-release products;

•	We have restructured our finance department such that the individuals responsible for the recognition of revenue are all located at our headquarters and report directly to the Interim CFO with clearly delineated responsibilities;

•	We have held training sessions on revenue recognition policies with the sales personnel and will continue to implement training and oversight of executive, finance, sales and operational personnel and new hires to ensure compliance with revenue recognition policies;

•	We have redesigned the quarterly sub-certification process to cover a wider variety of topics that could affect the financial statements and added more employees to this certification process;

•	We have implemented a process of obtaining quarterly certifications from all sales personnel certifying that they are not aware of any side agreements modifying our standard terms of contracts;

•	We have implemented a process of obtaining, on an annual basis, signed acknowledgments from each employee that he or she has read and is in compliance with our code of ethics and employee handbook;

•	We have improved our legal and financial review process of all sales order packages for all terms and conditions prior to shipment, and

•	We are in the process of automating the approval process for the release of all products in development to production. The approval process now requires the approval of finance personnel.

In addition, we continue to take the steps set forth in the remedial plan approved by the Audit Committee as further discussed in the Explanatory Note and Item 9 in Amendment No. 1 to our Annual Report on Form 10-K/A for 2008.

We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to the calculation of stock-based compensation, accounting for warrants and accounting for fixed assets and inventory management discussed above:

•	We are in the process of adding a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, and upon upgrading to new versions of the software, and to ensure timely review of the technical updates to the software;

•	We are in the process of adding a control procedure to test the review and implementation of all applicable new accounting pronouncements with the appropriate review by finance personnel to ensure compliance;

•	We are in the process of implementing control procedures to ensure capitalization and tracking of all demonstration and customer loaner equipment; and

•	We are in the process of reviewing our physical inventory management procedures including cycle counts to ensure proper control of inventory with appropriate review by operations and finance personnel.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited Immersion Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	The Company’s controls over accounting for income taxes did not operate effectively. In particular, errors were detected in the tax calculations for the quarterly and annual financial statements. The Company also lacks sufficient resources with the appropriate level of technical accounting expertise in the accounting for income taxes within the accounting function.

•	The Company’s controls relating to the identification of modifications to standard sales arrangements were not designed or operating effectively.

•	The Company’s controls over the identification of and accounting for shipping terms in its sales arrangements were not operating effectively.

•	The Company’s controls over the proper review and accounting for revenue transactions containing deliverables that were not available or not fully functional were not designed or operating effectively.

•	The Company’s controls relating to the application of forfeiture rates in the determination of stock-based compensation were not operating effectively.

•	The Company’s controls relating to the identification, evaluation, and adoption of applicable accounting guidance in a timely manner were not operating effectively.

•	The Company’s controls over the proper management and tracking of inventory and fixed assets related to capitalized demonstration and customer loaner equipment were not operating effectively.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 30, 2010 expressed an unqualified opinion on these financial statements and financial schedule.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 30, 2010

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

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2010 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2010 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2010 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance — Independence of Directors” in Immersion’s definitive Proxy Statement for its 2010 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2010 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2009, 2008, and 2007 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II — Valuation and Qualifying Accounts	Page 95

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits:

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1		Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2		Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

10.1		1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1	333-86361		September 1, 1999

10.2		1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10	.3#	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996.	S-1/A	333-86361		November 12, 1999

10	.4#	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10	.5#	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.6		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361		October 5, 1999

10.7		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.	10-Q	000-27969		May 15, 2000

10.8		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000.	10-Q	000-27969		May 15, 2000

10.9		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan.	S-4	333-45254		September 6, 2000

10.10		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969		October 13, 2000

10.11		Logitech Letter Agreement dated September 26, 2000.	10-K	000-27969		April 2, 2001

10.12		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999.	10-K	000-27969		April 2, 2001

10.13		Haptic Technologies, Inc. 2000 Stock Option Plan.	S-4	333-45254		September 6, 2000

10	.14#	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001.	10-K	000-27969		March 28, 2002

10	.15#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607		September 8, 2003

10	.16#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		February 13, 2004

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.17		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004.	S-3/A	333-108607		March 24, 2004

10.18		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		March 24, 2004

10.19		Form of Indemnity Agreement.	S-3/A	333-108607		March 24, 2004

10.20		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein.	8-K	000-27969		December 27, 2004

10	.21*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler.	10-K	000-27969		March 11, 2005

10	.22#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969		March 1, 2007

10.23		2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969		June 12, 2007

10	.24*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007.	8-K	000-27969		June 15, 2007

10	.25*	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Stephen Ambler.	10-Q	000-27969		August 8, 2008

10.26		The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10.27		Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10	.28*	Resignation agreement and general release of claims dated April 28, 2008 by and between Immersion Corporation and Victor Viegas.	10-Q	000-27969		August 8, 2008

10	.29*	Retention and ownership change event agreement dated April 17, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.30*	Restated Offer of Employment with Immersion Corporation effective April 28, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.31*	Executive Incentive Plan dated August 7, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		November 7, 2008

10.32		Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969		November 7, 2008

10	.33*	Offer Letter dated November 25, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10	.34*	Retention and Ownership Change Event Agreement dated December 4, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10.35		Second Amendment to Lease between Irvine Company, as successor-in-interest to WW&LJ Gateways, Ltd. and Immersion Corporation dated January 15, 2009.	8-K	000-27969		February 5, 2009

10.36		Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969		March 4, 2009

10.37		Form of 2009 Executive Incentive Plan.	10-Q/A	000-27969		February 8, 2010

10	.38*	Amended and Restated Retention and Ownership Agreement dated April 20, 2009 between Immersion Corporation and Clent Richardson.	10-Q/A	000-27969		February 8, 2010

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10	.39*	Amended and Restated Retention and Ownership Agreement dated April 23, 2009 between Immersion Corporation and Stephen Ambler.	10-Q/A	000-27969		February 8, 2010

10	.40*	Separation Agreement dated July 31, 2009 between the Company and Stephen Ambler.	10-Q	000-27969		February 8, 2010

10	.41*	Separation Agreement dated October 21, 2009 between the Company and Clent Richardson.					X

10	.42*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.					X

10	.43*	Offer Letter dated September 7, 2008 by and between Immersion Corporation and G. Craig Vachon.	8-K	000-27969		January 15, 2009

10	.44*	Second Amended and Restated Retention and Ownership Agreement dated March 1, 2010 between Immersion Corporation and Guy Craig Vachon.					X

21.1		Subsidiaries of Immersion Corporation.	10-K	000-27969		March 9, 2009

23.1		Consent of Independent Registered Public Accounting Firm.					X

31.1		Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Victor Viegas, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ HENRY HIRVELA
Henry Hirvela
Interim Chief Financial Officer

Date: March 30, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and Henry Hirvela, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Amendment No. 1 to Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	Interim Chief Executive Officer and Director	March 30, 2010

/s/ HENRY HIRVELA Henry Hirvela	Interim Chief Financial Officer	March 30, 2010

/s/ JOHN HODGMAN John Hodgman	Director	March 30, 2010

/s/ JACK SALTICH Jack Saltich	Director	March 30, 2010

/s/ EMILY LIGGETT Emily Liggett	Director	March 30, 2010

/s/ ROBERT VAN NAARDEN Robert Van Naarden	Director	March 30, 2010

/s/ ANNE DEGHEEST Anne DeGheest	Director	March 30, 2010

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period
		(In thousands)

Year ended December 31, 2009
Allowance for doubtful accounts	$436	$(167)	$62	$207
Year ended December 31, 2008
Allowance for doubtful accounts	$85	$354	$3	$436
Year ended December 31, 2007
Allowance for doubtful accounts	$139	$(33)	$21	$85