Form 10-Q
period 2010-03-31
IMMERSION CORP
filed 2010-05-07
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
     Number of shares of common stock outstanding at April 30, 2010: 28,093,633

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,705	$19,828
Short-term investments	43,926	43,900
Accounts receivable (net of allowances for doubtful accounts as of: March 31, 2010 — $99 and December 31, 2009 — $207)	2,299	2,988
Inventories	644	2,001
Deferred income taxes	250	248
Prepaid expenses and other current assets	4,174	4,474

Total current assets	71,998	73,439
Property and equipment, net	2,734	3,498
Intangibles and other assets, net	11,309	10,897

Total assets	$86,041	$87,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,283	$1,382
Accrued compensation	1,292	1,387
Other current liabilities	2,811	3,087
Deferred revenue and customer advances	6,928	6,578

Total current liabilities	12,314	12,434
Long-term deferred revenue	19,172	18,851
Deferred income tax liabilities	250	248
Other long-term liabilities	586	560

Total liabilities	32,322	32,093
Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: March 31, 2010 — 30,876,698 and December 31, 2009— 30,786,156; shares outstanding: March 31, 2010 —28,090,135 and December 31, 2009 — 27,999,593	173,275	172,679
Warrants	—	11
Accumulated other comprehensive income	113	66
Accumulated deficit	(101,280)	(98,626)
Treasury stock at cost: March 31, 2010 and December 31, 2009 — 2,786,563	(18,389)	(18,389)

Total stockholders’ equity	53,719	55,741

Total liabilities and stockholders’ equity	$86,041	$87,834

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalty and license	$6,403	$3,781
Product sales	2,968	3,279
Development contracts and other	338	446

Total revenues	9,709	7,506

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	1,369	1,251
Sales and marketing	2,353	4,284
Research and development	2,461	3,929
General and administrative	5,716	4,384
Amortization and impairment of intangibles	235	215
Restructuring costs	—	646

Total costs and expenses	12,134	14,709

Operating loss	(2,425)	(7,203)
Change in fair value of warrant liability	—	480
Interest and other income	79	302

Loss from continuing operations before provision for income taxes	(2,346)	(6,421)
Provision for income taxes	(339)	(91)

Loss from continuing operations	(2,685)	(6,512)
Discontinued operations (Note 9):
Gain on sales of discontinued operations net of provision for income taxes of $0	30	167
Gain from discontinued operations, net of provision for income taxes of $1 and $150 as of March 31, 2010 and 2009, respectively	1	235

Net loss	$(2,654)	$(6,110)

Basic and diluted net loss per share
Continuing operations	$(0.10)	$(0.23)
Discontinued operations	0.01	0.01

Total	$(0.09)	$(0.22)

Shares used in calculating basic and diluted net loss per share	28,022	27,924

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,654)	$(6,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	296	390
Amortization and impairment of intangibles	235	215
Stock-based compensation	596	1,404
Change in fair market value of warrant liability	—	(480)
Allowance for doubtful accounts	(108)	(156)
Loss on disposal of equipment	49	2
Loss on divestiture	45	—
Gain on sales of discontinued operations	(30)	(167)
Changes in operating assets and liabilities:
Accounts receivable	796	2,241
Inventories	385	(818)
Prepaid expenses and other assets	221	44
Accounts payable	(97)	(469)
Accrued compensation and other current liabilities	(420)	(1,295)
Deferred revenue and customer advances	783	1,187
Other long-term liabilities	145	5

Net cash provided by (used in) operating activities	242	(4,007)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(14,978)	(33,962)
Maturities of short-term investments	15,000	11,000
Net proceeds from divestiture	1,434	—
Additions to intangibles	(680)	(542)
Proceeds from sale of property and equipment	70	—
Purchases of property and equipment	(241)	(580)
Proceeds from sales of discontinued operations	30	167

Net cash provided by (used in) investing activities	635	(23,917)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	—	134
Exercise of stock options and warrants	—	70

Net cash provided by financing activities	—	204

Effect of exchange rates on cash and cash equivalents	—	(52)

Net increase (decrease) in cash and cash equivalents	877	(27,772)
Cash and cash equivalents:
Beginning of the period	19,828	64,769

End of the period	$20,705	$36,997

Supplemental disclosure of cash flow information:
Cash paid for taxes	$7	$—

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$89	$1,090

Accrued divestiture transaction costs	$389	$—

Shares issued under company stock plan	$413	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
     Description of Business
     Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999 and develops, manufactures, licenses, and supports a wide range of hardware and software technologies and products that enhance digital devices with touch interaction.
     Principles of Consolidation and Basis of Presentation
     The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim period have been included.
     The results of operations for the interim periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
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

Company’s shipping location. For electronic deliveries, delivery occurs when the Company provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.
•	The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, the Company must judge collectibility of the arrangement fees, which is done on a customer-by-customer basis pursuant to the credit review policy. The Company typically sells to customers with whom there is a history of successful collection. For new customers, the Company evaluates the customer’s financial condition and ability to pay. If it is determined that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when payment is received.
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
          Product sales — The Company recognizes revenue from the sale of products and the license of associated software if any, and expenses all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. The Company has determined that the license of software for its medical simulation products is incidental to the product as a whole. The Company typically grants to customers a warranty which guarantees that products will substantially conform to the Company’s current specifications for generally twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant. Separately priced extended warranty contract revenues are recognized ratably over the contractual period.
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
          Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Contract fees for professional services and post-contract customer support are not frequently sold on a stand-alone basis and as such, the Company does not have sufficient evidence of fair value. For these arrangements, revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.
     The Company’s revenue recognition policies are significant because revenues are a key component of the Company’s results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties.

     Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 (update to ASC 605) on its condensed consolidated results of operations and financial condition.
     In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) has an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 2009-14 (update to ASC 605) on its condensed consolidated results of operations and financial condition.
     In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated results of operations and financial condition.
2. FAIR VALUE MEASUREMENTS
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
     The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include most investment-grade corporate commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.
     The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions that market participants would use in pricing the liability include the warrant derivative liability. Such instruments are generally classified within Level 3 of the fair value hierarchy.

     Financial instruments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are classified based on the valuation technique in the table below:

	March 31, 2010
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government agency securities	$43,926	$—	$—	$43,926
Money market accounts	15,080	—	—	15,080

Total assets at fair value	$59,006	$—	$—	$59,006

     The above table excludes $5.6 million of cash held in banks.

	December 31, 2009
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government agency securities	$49,071	$—	$—	$49,071
Money market accounts	11,546	—	—	11,546

Total assets at fair value	$60,617	$—	$—	$60,617

     The above table excludes $3.1 million of cash held in banks.
Short-term Investments

	March 31, 2010
		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government agency securities	$43,914	$12	$—	$43,926

Total	$43,914	$12	$—	$43,926

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
		Holding	Holding
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government agency securities	$43,935	$2	$(37)	$43,900

Total	$43,935	$2	$(37)	$43,900

     The contractual maturities of the Company’s available-for-sale securities on March 31, 2010 and December 31, 2009 were all due in one year or less except for one government agency security of $5 million at December 31, 2009 due in two years.
3. INVENTORIES

	March 31,	December 31,
	2010	2009
	(In thousands)
Raw materials and subassemblies	$340	$1,653
Work in process	3	45
Finished goods	301	303

Inventories	$644	$2,001

4. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2009	2009
	(In thousands)
Computer equipment and purchased software	$4,289	$4,458
Machinery and equipment	1,345	1,909
Furniture and fixtures	1,253	1,407
Leasehold improvements	1,460	1,458

Total	8,347	9,232
Less accumulated depreciation	(5,613)	(5,734)

Property and equipment, net	$2,734	$3,498

5. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2010	2009
	(In thousands)
Patents, technology and trademarks	$19,561	$19,018
Other assets	223	145

Gross intangibles and other assets	19,784	19,163
Accumulated amortization of patents and technology	(8,475)	(8,266)

Intangibles and other assets, net	$11,309	$10,897

     The Company amortizes its intangible assets related to patents, technology and trademarks, over their estimated useful lives, generally 10 years. The estimated annual amortization expense for intangible assets as of March 31, 2010 is $1.3 million in 2010, $1.4 million in 2011, $1.3 million in 2012, $1.3 million in 2013, $1.2 million in 2014, and $4.9 million in total for all years thereafter.
6. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2010	2009
	(In thousands)
Accrued legal	$874	$509
Income taxes payable	39	40
Other current liabilities	1,898	2,538

Total other current liabilities	$2,811	$3,087

Deferred revenue	$6,850	$6,336
Customer advances	78	242

Total deferred revenue and customer advances	$6,928	$6,578

7. LONG-TERM DEFERRED REVENUE
     On March 31, 2010, long-term deferred revenue was $19.2 million and included approximately $17.9 million of deferred revenue from Sony Computer Entertainment. On December 31, 2009, long-term deferred revenue was $18.9 million and included approximately $16.8 million from Sony Computer Entertainment.
8. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock generally vests over one year. On March 31, 2010, 4,307,405 shares of common stock were available for grant, and there were 4,676,054 options to purchase shares of common stock outstanding, as well as 105,055 RSUs and no shares of restricted stock outstanding.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

Number
of Shares
Outstanding at December 31, 2009 (3,247,607 exercisable at a weighted average price of $9.25 per share)	5,041,235
Granted (weighted average fair value of $2.40 per share)	2,250
Exercised	(3,000)
Forfeited and cancelled	(364,431)

Outstanding at March 31, 2010	4,676,054

Exercisable at March 31, 2010	3,299,061

     Restricted Stock Units
     Restricted stock unit activity for the three months ended March 31, 2010 is as follows:

Number
of Shares
Beginning balance at December 31, 2009	198,055
Awarded	4,000
Released	(60,542)
Forfeited	(36,458)

Outstanding balance at March 31, 2010	105,055

Expected to vest (1)	74,194

(1)	RSUs expected to vest reflect estimated forfeiture rates.
     Restricted Stock
     Restricted stock activity for the three months ended March 31, 2010 is as follows:

Number
of Shares
Beginning balance at December 31, 2009	27,000
Awarded	—
Released	(27,000)
Forfeited	—

Ending balance at March 31, 2010	—

     The assumptions used to value option grants and shares under the Company’s Stock Plans are as follows:

	Three Months Ended
	March 31,
Options	2010	2009
Expected term (in years)	4.9	5.5
Volatility	68%	69%
Interest rate	2.4%	1.8%
Dividend yield	—	—

	Three Months Ended
	March 31,
Employee Stock Purchase Plan	2010	2009
Expected term (in years)	—	0.5
Volatility	—	109%
Interest rate	—	0.4%
Dividend yield	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
	2010	2009
Income Statement Classifications	(In thousands)
Cost of product sales	$10	$69
Sales and marketing	166	230
Research and development	196	473
General and administrative	224	632

Total	$596	$1,404

     As of March 31, 2010, there was $7.1 million and $359,000 of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options and RSUs, respectively, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.79 years for options and 1.87 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Stock Repurchase Program
     On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2010 and 2009, there were no stock repurchases under this program.
9. DIVESTITURE, RESTRUCTURING COSTS, AND DISCONTINUED OPERATIONS
     Divestiture
     On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE will acquire certain assets including inventory and fixed assets and certain liabilities including warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for an approximate amount of $1.6 million subject to purchase price adjustments for final inventory. The agreement also provides for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company will provide certain back-office services to CAE for up to nine months and will be reimbursed for the expenses incurred for such services. Under the license agreement, the Company has licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income in the accompanying condensed consolidated statements of operations through the date of sale. Although the Company is ceasing to manufacture these three specific product lines, these operating results have not been reported as discontinued operations. The Medical segment will continue with some manufacturing, but the primary focus of the segment’s cash flows will change from simulation product sales to licensing fees. During the quarter ended March 31, 2010, the Company recognized a pre-tax loss of approximately $45,000 in continuing operations in connection with this Transaction. The cost reimbursements to be received under the Transition Services Agreement will be recorded as an off-set to the related operating expense line items. The Company will receive quarterly payments under the license arrangement starting July 1, 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company does not recognize revenue until the amounts become due and payable and all other criteria are met. In connection with the transaction, we agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.
     Restructuring Costs
     On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. The Company had workforce reductions that were recorded as Medical segment restructuring charges for the three months ended March 31, 2009. Workforce reduction costs consisted of severance benefits of $166,000 which were included in accrued compensation on the Company’s condensed consolidated balance sheet at March 31, 2009. Total costs for the relocation of the Medical business operations and the workforce reductions were $935,000 for the year ended December 31, 2009 and no further costs are expected. All of these restructuring costs were paid by December 31, 2009.
     In addition, for the first three months ended March 31, 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that resulted in restructuring charges of $480,000. Total costs for these reorganizations were $527,000 for the year ended December 31, 2009 and no further costs are expected. All of these restructuring costs were paid by December 31, 2009.
     Results of Discontinued Operations
     On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration for the sale was $900,000 in the form of cash and notes receivable. This consideration will be recognized upon receipt of cash. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. In the three months ended March 31, 2010, the Company recorded a gain on sale of discontinued operations of $30,000 from additional payments from the sale of our 3D family of products.
10. INTEREST AND OTHER INCOME
     In 2007, the Company granted a license to Sony Computer Entertainment pursuant to the litigation conclusion agreement with them that required payments of $22.5 million to the Company over the three years ended December 31, 2009. Upon execution of this agreement, the Company recorded the then present value of these installments in the amount of $20.2 million and has recognized the resulting difference as interest income over the payment term.
     In January 2009, the Company adopted accounting guidance that provided that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company had warrants to purchase shares that had an adjustment feature that allowed for a change in the number of shares subject to issuance and a change in the exercise price under certain circumstances. Quarterly, the Company recalculated the fair value of its warrants using the Black-Scholes option pricing model. For the three months ending March 31, 2009, the change in the fair value of the warrant liability was $480,000.

11. INCOME TAXES
     For the three months ended March 31, 2010, the Company recorded an income tax provision of $(339,000) on pre-tax loss from continuing operations of $(2.3) million, yielding an effective tax rate of (14.5)%. For the three months ended March 31, 2009, the Company recorded an income tax provision of $(91,000) on a pre-tax loss from continuing operations of $(6.4) million, yielding an effective tax rate of (1.4)%. The effective tax rate differs from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision or benefit for the three months ended March 31, 2010 and 2009, are as a result of applying the estimated annual effective tax rate to loss from continuing operations before taxes, adjusted for certain discrete items which are fully recognized in the period they occur.
     As of March 31, 2010, the Company has unrecognized tax benefits of approximately $657,000, including interest of $29,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $228,000. There were no material changes in the amount of unrecognized tax benefits during the quarter ended March 31, 2010. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
     Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.
     During 2008, the Company recorded a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to losses in fiscal 2008, the variability of operating results, and near term projected results. These uncertainties regarding the realization of the asset balance remained through the end of the current quarter. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.
12. NET LOSS PER SHARE
     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended,
	March 31,
	2010	2009
Numerator:
Loss from continuing operations	$(2,685)	$(6,512)
Gain from discontinued operations	31	402

Net loss	$(2,654)	$(6,110)

Denominator:
Shares used in computation, basic and diluted (weighted average common shares outstanding)	28,022	27,924

Basic and diluted net loss per share:
Continuing operations	$(0.10)	$(0.23)
Discontinued operations	0.01	0.01

Total	$(0.09)	$(0.22)

     As of March 31, 2010 and 2009, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,	March 31,
	2010	2009
Outstanding stock options	4,676,054	7,325,914
Restricted stock and RSUs	105,055	287,787
Warrants	—	431,243
13. COMPREHENSIVE LOSS
     The following table sets forth the components of comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Net loss	$(2,654)	$(6,110)
Change in unrealized losses on short-term investments	47	(2)
Foreign currency translation adjustment	—	(67)

Total comprehensive loss	$(2,607)	$(6,179)

14. SEGMENT REPORTING
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical; and mobile communications. The Company manages these application areas under two operating and reportable segments: Touch and Medical.
     The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenue and operating income (loss). A description of the types of products and services provided by each operating segment is as follows:
     Touch develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their mobility, computing, entertainment, and industrial applications. Medical develops and markets touch feedback technologies that enable software and hardware developers to recreate realistic healthcare environments.
     The following tables display information about the Company’s reportable segments:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues:

Touch	$6,843	$4,475
Medical	2,876	3,066
Intersegment eliminations	(10)	(35)

Total	$9,709	$7,506

Operating Loss:
Touch	$(1,021)	$(5,016)
Medical	(1,399)	(2,186)
Intersegment eliminations	(5)	(1)

Total	$(2,425)	$(7,203)

	March 31,	December 31,
	2010	2009
	(In thousands)
Total Assets:
Touch	$124,134	$122,548
Medical	3,728	6,294
Intersegment eliminations	(41,821)	(41,008)

Total	$86,041	$87,834

15. CONTINGENCIES
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
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, the Company announced that its wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. The court has not set a trial schedule. On April 15, 2010, Mentice AB, Mentice SA, and Xitact SA (a/k/a Mentice SA) filed a counterclaim against the Company.
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
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010, as to which Defendants’ will file a responsive pleading by June 8, 2010.

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
     The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. The court has issued an order staying this action.
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
OVERVIEW
     We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical simulation and devices; and mobile communications. We manage these application areas under two operating and reportable segments: 1) Touch and 2) Medical.
     In some markets, such as video console gaming, mobile phones, automotive controls, and medical we license our technologies to manufacturers who use them in products sold under their own brand names. In other markets, such as medical simulation we have sold products manufactured under our own brand name through direct sales to end users, distributors, OEMs, or value-added resellers. We are currently shifting from manufacturing products and moving to a licensing model. From time to time, we have also engaged in development projects for third parties.
     In the three months ended March 31, 2009, we divested our 3D product line which was part of our Touch segment. We ceased operations of the 3D product line and sold our MicroScribe, CyberGlove and SoftMouse 3D positioning device product families. We have abandoned all other 3D operations. On March 30, 2010, we sold certain assets including inventory and fixed assets and certain liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and transferred certain employees to CAE as well as distribution agreements and customer relationships. After that time we stopped shipping and wound down the sales of these lines of medical simulation products. However, we expect to continue to receive revenue due to our licensing agreement with CAE pertaining to haptic-based technology in medical training applications.
     Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold over 900 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.
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
•	Persuasive evidence of an arrangement exists: For a license arrangement, we require a written contract, signed by both the customer and us. For a stand-alone product sale, we require a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. We deliver software and product to our customers physically and deliver software also electronically. For physical deliveries not related to software, our transfer terms typically include transfer of title and risk of loss at our shipping location. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial condition and ability to pay. If we determined that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.
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
          Product sales — We recognize revenue from the sale of products and the license of associated software if any, and expense all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. We have determined that the license of software for the medical simulation products is incidental to the product as a whole. We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for generally twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant. Separately priced extended warranty contract revenues are recognized ratably over the contractual period.
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
          Multiple element arrangements — We enter into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Contract fees for professional services and post-contract customer support are not frequently sold on a stand-alone basis and as such, we do not have sufficient evidence of fair value. For these arrangements, revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.
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

     See Note 8 to the condensed consolidated financial statements for further information regarding stock compensation disclosures.
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
     Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render inaccurate our current assumptions, judgments, and estimates of recoverable net deferred tax assets. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
     Short-term Investments
     Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale”. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments as they are available for current operations and reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
     In April 2009, new accounting guidance revised the impairment model for debt securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporary impaired. For debt securities in an unrealized loss position, we are required to assess whether (i) we have the intent to sell the debt security or (ii) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized in earnings equal to the entire difference between its fair value and amortized cost basis.
     For debt securities in an unrealized loss position which are deemed to be other-than-temporary where neither of the criteria in the paragraph above are present, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e. the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss. The credit loss component is the excess of the amortized cost of the security over the best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit component is the residual amount of the other-than-temporary impairment. Prior to the new accounting guidance, in all cases, if an impairment was determined to be other-than-temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value.
     When calculating the present value of expected cash flows to determine the credit loss component of the other-than-temporary impairment, we estimate the amount and timing of projected cash flows on a security-by-security basis. These calculations reflect our expectations of the performance of the underlying collateral and of the issuer to meet payment obligations as applicable. The expected cash flows are discounted using the effective interest rate of the security prior to any impairment. The amortized cost basis of a debt security is adjusted for credit losses recorded to earnings. The difference between the cash flows expected to be collected and the new cost basis is accreted to investment income over the remaining expected life of the security.
     Further information about short-term investments may be found in Note 2 to the condensed consolidated financial statements.
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
     Intangible Assets
     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first three months of 2010, we capitalized costs associated with patents and trademarks of $569,000. Our total amortization expense for the same period was $215,000.
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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
     The following discussion and analysis includes our results of operations from continuing operations for the three months ended March 2010 and 2009. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, the sales, gross profit, sales and marketing expense, and income tax provision from our discontinued operations have been aggregated and reported as loss from discontinued operations and are not a component of the aforementioned continuing operations discussion. The operating results for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in continuing operations in the accompanying condensed consolidated financial statements. Although the Company is ceasing to manufacture these three specific product lines, these operating results have not been reported as discontinued operations. The Medical segment will continue with some manufacturing, but the primary focus of the segment’s cash flows will change from simulation product sales to licensing fees.
Overview
     We had a 29% increase in revenues from continuing operations during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The first quarter revenue increase was primarily due to a 69% increase in royalty and license revenue primarily due to increased royalty and license fees from our mobility, gaming, touchscreen, integrated circuit, automotive, and medical licensees, partially offset by a 9% decrease in product sales and a 24% decrease in development contract revenues. With increased gross margin from our increased licensing revenue and reduced expenses, our net loss from continuing operations was $2.7 million for the three months ended March 31, 2010 compared to a loss from continuing operations of $6.5 million for the three months ended March 31, 2009.
     In February, 2010, we announced plans to focus primarily on a licensing model in the future. On March 30, 2010 we entered into an agreement with CAE and sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines for approximately $1.6 million and had a loss on the transaction of $45,000. The agreement also provided for the transfer of approximately 34 employees and contractors to CAE as well as distribution agreements and customer relationships. We also entered into a licensing agreement with CAE for the Immersion TouchSense patent portfolio for use in the field of Medical Training.
     With the divestiture of these product lines, and the plan to pursue the medical segment via a licensing approach, the manufacturing and selling of simulator products to the medical training industry will be significantly reduced, and therefore, we hope to achieve certain cost reductions in 2010. Revenue in 2009 for these product lines was approximately $6 million. In 2010, we also expect to continue to focus on the execution of plans in our established businesses to increase revenue and make selected investments for longer-term growth areas. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensee’s products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	March 31,		Change
REVENUES	2010	2009
	($ In thousands)

Three months ended:
Royalty and license	$6,403	$3,781	69%
Product sales	2,968	3,279	(9)%
Development contracts and other	338	446	(24)%

Total Revenue	$9,709	$7,506	29%

     Total Revenue — Our total revenue from continuing operations for the first quarter of 2010 increased by $2.2 million or 29% from the first quarter of 2009.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended March 31, 2010 was $6.4 million, an increase of $2.6 million or 69% from the three months ended March 31, 2009. The increase in royalty and license revenue was primarily due to increases in royalty and license revenue from our Touch and Medical segments including that from mobility, gaming, touchscreen, integrated circuit, automotive, and medical licensees. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in more products.
     Based on our litigation conclusion and business agreement entered into with Sony Computer Entertainment in March 2007, we are recognizing a minimum of $30.0 million as royalty and license revenue from March 2007 through March 2017, which amounts to approximately $750,000 per quarter.

     Product sales — Product sales for the three months ended March 31, 2010 were $3.0 million, a decrease of $311,000 or 9% as compared to the three months ended March 31, 2009. The decrease in product sales was mainly due to a decrease in medical product sales of $304,000. Decreased medical product sales was primarily due to decreased sales of our Virtual IV product. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. With the divestiture of these product lines, and the plan to pursue the medical segment via a licensing approach, the sales of simulator products to the medical training industry will be significantly reduced. Revenue for the year ended December 31, 2009 and for the quarter ended March 31, 2010 for these product lines were approximately $6 million and $2 million, respectively.
     Development contract and other revenue — Development contract and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contract and other revenue was $338,000 during the three months ended March 31, 2010, a decrease of $108,000 or 24% compared to the three months ended March 31, 2009. The decrease was mainly attributable to a decrease in Touch contract revenue. We continue to transition our engineering resources from certain commercial development contract efforts to technology and product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first three months of 2010, revenue generated in North America, Europe, Far East, and Rest of the World represented 30%, 25%, 43%, and 2%, respectively, compared to 48%, 25%, 25%, and 2%, respectively, for the first three months of 2009. The shift in revenues among regions was mainly due to an increase in Touch royalty revenue and Medical product sales in the Far East offset by a decrease in Medical product sales in North America. The increase in revenue in the Far East was due primarily to increased royalty and license revenue from licensees of mobile devices, licensees of automotive products, manufacturers of integrated circuits, and manufacturers of other electronic devices.

	March 31,		Change
COST OF PRODUCT SALES	2010	2009
	($ In thousands)

Three months ended:

Cost of product sales	$1,369	$1,251	9%
% of total product revenue	46%	38%
     Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales from continuing operations was $1.4 million, an increase of $118,000 or 9% for the first three months of 2010 as compared to the first three months of 2009. The increase in cost of product sales was primarily due to increased direct material costs and production costs of $355,000, increased obsolescence expense and scrap of $79,000, and increased freight costs of $53,000, partially offset by reduced overhead costs of $256,000 and reduced physical inventory adjustment expense of $115,000. The increase in direct material costs was mainly the result of one-time lower margin product sales and changes in the product mix. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales increased as a percentage of product revenue to 46% in the first three months of 2010 from 38% in the first three months of 2009. This increase is mainly due to the result of a change in the sales mix of products sold and direct product cost increases mentioned above. With the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines, and the plan to pursue the medical segment via a licensing approach, cost of product sales for medical products are expected to decline in absolute dollars in the future since we will have only one product line remaining, the Virtual IV product line.

	March 31,		Change
OPERATING EXPENSES AND OTHER	2010	2009
	($ In thousands)
Three months ended:

Sales and marketing	$2,353	$4,284	(45)%
% of total revenue	24%	57%

Research and development	$2,461	$3,929	(37)%
% of total revenue	25%	52%

General and administrative	$5,716	$4,384	30%
% of total revenue	59%	58%

Amortization of intangibles	$235	$215	9%
% of total revenue	2%	3%

Restructuring costs	$—	$646	* %
% of total revenue	* %	9%

*	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses from continuing operations were $2.4 million, a decrease of $1.9 million or 45% in the first three months of 2010 compared to the comparable period in 2009. The decrease was primarily due to decreased compensation, benefits, and overhead of $1.2 million primarily due to decreased sales and marketing headcount, decreased marketing, advertising, and public relations costs of $380,000, decreased sales and marketing travel expense of $252,000 due to decreased sales and marketing headcount, decreased consulting of $135,000, decreased office and supplies expense of $127,000 partially offset by increased bad debt expense of $87,000. We are taking steps to continue to reduce our sales and marketing expenses. We expect to continue to focus our sales and marketing efforts on mobile device, touchscreen, and medical market opportunities to build greater market acceptance for our touch technologies.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses from continuing operations were $2.5 million, a decrease of $1.5 million or 37% in the first three months of 2010 compared to the same period in 2009. The decrease was primarily due to decreased compensation, benefits, and overhead of $1.0 million, decreased consulting costs of $345,000 that supplements our engineering staff, decreased lab and prototyping costs of $64,000, and reduced engineering travel costs of $21,000. The decreased compensation, benefits, and overhead expense was primarily due to decreased research and development headcount. We expect our headcount-related research and development expenses to decrease in 2010 compared to the levels in 2009.

     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses from continuing operations were $5.7 million, an increase of $1.3 million or 30% in the first three months of 2010 compared to the same period in 2009. The increase was primarily due to increased legal and professional expenses of $2.1 million, partially offset by decreased compensation benefits and overhead of $702,000, and decreased administrative travel of $89,000. The increased legal and professional expenses were primarily due to increased accounting, audit, and legal costs resulting from our internal investigation and restatement costs of $1.6 million along with increased litigation costs. The decreased compensation benefits and overhead was primarily due to decreased general and administrative headcount. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us. We are taking steps to continue to reduce our general and administrative expenses.
     Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and trademark amortization along with impairment and write off of intangibles. Amortization and impairment of intangibles increased by $20,000 or 9% in the first three months of 2010 compared to the same period in 2009. The increase was primarily attributable to a write off of certain patents.
     Restructuring — There were no restructuring charges incurred in the first three months of 2010. Restructuring costs for the first three months of 2009 consisted primarily of severance benefits occurring from the reduction of workforce due to the relocation of the Maryland medical business operations to San Jose of $166,000 and severance benefits from the reduction of workforce due to business changes in our Touch segment of $480,000.
     Change in fair value of warrant liability — In January 2009, we adopted ASC 815-40. ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Quarterly we recalculated the fair value of our warrants using the Black-Scholes option pricing model. For the first three months of 2009, the gain from the change in fair value of the warrant liability was $480,000. There is no impact for 2010 or future periods because the warrants expired in December 2009.
     Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash and cash equivalents and short-term investments and gains on sales of short-term investments. Interest and other income decreased by $223,000 in the first three months of 2010 compared to the same period in 2009. This was primarily the result of decreased interest income due to a reduction of accreted interest income from Sony Computer Entertainment as this interest accretion was complete as the final payment was received at the beginning of the current quarter, decreased cash equivalents and short-term investments, and reduced interest rates on cash equivalents and short-term investments.
     Provision for Income Taxes — We recorded a provision for income taxes for the three months ended March 31, 2010 of $339,000 on pre-tax loss from continuing operations of $2.3 million, yielding an effective tax rate of (14.5)%. For the three months ended March 31, 2009, we recorded a provision for income taxes of $91,000 on pre-tax loss from continuing operations of $6.4 million, yielding an effective tax rate of (1.4)%. The income tax provision for the first three months of 2010 and 2009 are primarily due to foreign withholding tax expense.
     Discontinued Operations — In the three months ended March 31, 2010, we recorded a gain on sale of discontinued operations of $30,000 from additional payments received from the sale of our 3D family of products.

This was a decrease of $137,000 from what was recorded in the three months ended March 31, 2009. Loss from discontinued operations, net of tax, decreased by $234,000 to $1,000 in the three months of 2010 compared to the same period in 2009, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during subsequent periods.
SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
     We have two operating and reportable segments. One segment, Touch, develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their mobility, computing, entertainment, and industrial applications. The second segment, Medical, develops and markets touch feedback technologies that enable software and hardware developers to manufacture medical simulation equipment and recreate realistic healthcare environments.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Revenues:

Touch	$6,843	$4,475
Medical	2,876	3,066
Intersegment eliminations	(10)	(35)

Total	$9,709	$7,506

Operating loss:
Touch	$(1,021)	$(5,016)
Medical	(1,399)	(2,186)
Intersegment eliminations	(5)	(1)

Total	$(2,425)	$(7,203)

*	Note: Segment information may not be indicative of the financial position or results of operations that would have been achieved had these segments operated as unaffiliated entities.
     Touch segment — Revenues from the Touch segment were $6.8 million, an increase of $2.4 million or 53% in the first three months of 2010 compared to the same period in 2009. Royalty and license revenues increased by $2.5 million mainly due to increases in royalty and license revenue from mobility, gaming, touchscreen, integrated circuit, and automotive licensees. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in more products along all lines of our Touch business. Development contract revenue decreased by $109,000 primarily due to decreased development contracts and support mainly from our mobility and automotive customers. Operating loss for the first three months of 2010 was $1.0 million, a decrease of $4.0 million compared to the same period in 2009. The decrease was primarily due to increased gross margin of $2.5 million mainly due to increased royalty and license revenue; a decrease in sales and marketing expenses of $745,000 mainly due to decreased headcount and decreased marketing, advertising, and public relations costs; a decrease in research and development costs of $594,000 mainly due to decreased compensation, benefits, and overhead; and decreased Touch restructuring costs of $480,000. The decreases to the operating loss were partially offset by an increase in general and administrative expenses of $330,000 mainly due to increased accounting, tax, and audit expense partially offset by decreased general and administrative compensation, benefits, and overhead expense due to decreased headcount.
     Medical segment — Revenues from the Medical segment were $2.9 million, a decrease of $190,000 or 6%, for the first three months of 2010 compared to the same period in 2009. The decrease was primarily due to reduced product sales of $304,000 primarily due to decreased sales of our Virtual IV product. This was partially offset by increases in royalty and license revenue of $112,000 from medical licensees. Operating loss for the first three months of 2010 was $1.4 million, a decrease of $787,000 compared to the same period in 2009. The decrease was mainly due to decreased sales and marketing expenses of $1.2 million mainly due to decreased headcount, decreased research and development expenses of $874,000 mainly due to decreased headcount, and decreased restructuring costs of $166,000. The decreases to the operating loss were partially offset by an increase in general and administrative expenses of $1.0 million and decreased gross margin of $436,000. The increase in general and administrative expenses was mainly due to increased legal, professional, and license fee expenses resulting from our internal investigation and restatement, partially offset by decreased compensation, benefits, and overhead expense due to decreased headcount. The decreased gross margin was due to decreased sales and the change in the sales mix of products sold.
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
     On March 31, 2010, our cash, cash equivalents, and short-term investments totaled $64.6 million, an increase of $902,000 from $63.7 million on December 31, 2009.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we were to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. As of March 31, 2010, we have received all twelve of these installments.
     Net cash provided by operating activities during the three months ended March 31, 2010 was $242,000, a change of $4.2 million from the $4.0 million used during the three months ended March 31, 2009. Cash provided by operations during the three months ended March 31, 2010 was primarily the result of a $796,000 increase due to a change in accounts receivable, a $783,000 increase due to a change in deferred revenue and customer advances, an increase of $385,000 due to a change in inventories, a $221,000 increase due to changes in prepaid expenses and other assets, and an increase of $145,000 due to a change in other liabilities. These increases were offset by a net loss of $2.7 million and a decrease of $420,000 due to a change in accrued compensation and other current liabilities. Cash provided by operations during the three months ended March 31, 2010 was also impacted by noncash charges and credits of $1.1 million, including $596,000 of noncash stock-based compensation, $296,000 in depreciation and amortization, and $235,000 in amortization and impairment of intangibles.
     Net cash provided by investing activities during the three months ended March 31, 2010 was $635,000, compared to the $23.9 million used in investing activities during the three months ended March 31, 2009, an increase of $24.5 million. Net cash provided by investing activities during the period consisted of maturities or sales of short-term investments of $15.0 million and proceeds from divestiture of certain medical lines of business of $1.4 million, partially offset by $15.0 million of purchases of short-term investments; a $680,000 increase in intangibles, primarily due to capitalization of external patent filings and application costs; and an increase of $241,000 used to purchase property and equipment.
     There was no net cash provided by or used in financing activities during the three months ended March 31, 2010 compared to $204,000 provided during the three months ended March 31, 2009.

     With our plan to focus on a licensing approach, we hope to achieve certain cost reductions in 2010. We anticipate that capital expenditures for the year ended December 31, 2010 will total less than $1,500,000 in connection with anticipated maintenance and upgrades to operations and infrastructure. Cash flows from our discontinued operations have been included in our condensed consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2009 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$3,266	$737	$2,036	$493	$—

     As of March 31, 2010, we had a liability for unrecognized tax benefits totaling $657,000 including interest of $29,000, of which approximately $228,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $64.6 million as of March 31, 2010. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in an approximately $290,000 decrease in the fair value of our cash equivalents and short-term investments as of March 31, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer evaluated our disclosure controls and procedures and determined that there were material weaknesses in our internal control over financial reporting as of March 31, 2010, as more fully described in “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2009. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation and because of the material weaknesses described in our Form 10-K for the year ended December 31, 2009, which have not been remediated, our Chief Executive Officer and Interim Chief Financial Officer have concluded that certain disclosure controls and procedures were not effective as of March 31, 2010.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended March 31, 2010, there were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
     Plans for Remediation
     We will not be able to assess whether the steps we are taking will fully remedy the material weaknesses in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.
     We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to income taxes as initially reported in our Annual Report on Form 10-K for the year ended December 31, 2007:
•	We have hired consultants to assist with the preparation of our quarterly and annual tax calculations and the related financial disclosures including the rationale for recognizing the benefits of certain tax positions in the financial statements with oversight responsibility remaining with the Corporate Controller. We continue to evaluate additional steps to remediate this material weakness.

     We have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition as initially reported in Amendment No.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008 filed on February 8, 2010:
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
     We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to the calculation of stock-based compensation, accounting for warrants and inventory control and fixed asset management as initially described in “Evaluation of Disclosure Controls and Procedures” in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, both filed on February 8, 2010:
•	We have added a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, and upon upgrading to new versions of the software, and to ensure timely review of the technical updates to the software;

•	We have added a control procedure to test the review and implementation of all applicable new accounting pronouncements with the appropriate review by finance personnel to ensure compliance;

•	We are in the process of implementing control procedures to ensure capitalization and tracking of all demonstration and customer loaner equipment; and

•	We are in the process of reviewing our physical inventory management procedures including cycle counts to ensure proper control of inventory with appropriate review by operations and finance personnel.

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
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. The court has not set a trial schedule. On April 15, 2010, Mentice AB, Mentice SA, and Xitact SA (a/k/a Mentice SA) filed a counterclaim against us.
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
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010, as to which Defendants’ will file a responsive pleading by June 8, 2010.
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
     The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. The court has issued an order staying this action.
     Shaw v. Richardson et al.
     On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of us, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of us as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. Plaintiff will file an amended complaint in this action following our restatement of financial statements, to which defendants will have the opportunity to file responsive pleadings.
     We cannot predict the ultimate outcome of the above-mentioned federal and state actions, and we are unable to estimate any potential liability we may incur.

ITEM 1A. RISK FACTORS
Company Risks
IF WE FAIL TO ESTABLISH AND MAINTAIN PROPER AND EFFECTIVE INTERNAL CONTROLS AND IF WE FAIL TO REMEDIATE EXISTING INTERNAL CONTROL DEFICIENCIES, OUR ABILITY TO PRODUCE ACCURATE FINANCIAL STATEMENTS ON A TIMELY BASIS COULD BE IMPAIRED, WHICH WOULD ADVERSELY AFFECT OUR CONDENSED CONSOLIDATED OPERATING RESULTS, OUR ABILITY TO OPERATE OUR BUSINESS AND OUR STOCK PRICE.
     In connection with the internal investigation conducted by the audit committee into revenue recognition of certain transactions in our Medical line of business, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among the material weaknesses identified in our review, we determined that we had material weaknesses with respect to revenue recognition. In addition, as set forth in 2007, we determined that we had a material weakness in controls over accounting for income taxes. In reviewing our financial statements in preparation for the restatement we determined that we also had material weaknesses in our controls over accounting for stock-based compensation, the adoption of new accounting standards, inventory control management and accounting for fixed assets. For a further discussion of these material weaknesses, see Item 4 of our Annual Report on Form 10-K for the year ended December 31, 2009. Although we have begun implementing new processes and procedures to improve our internal controls, our Chief Executive Officer and Interim Chief Financial Officer determined that as of March 31, 2010, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.
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
     We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected. As discussed in this Form 10-Q, management has identified material weaknesses in the past and may identify additional material weaknesses in the future.
     We cannot be certain that the actions we have taken and are taking to improve our internal controls over financial reporting will be sufficient or that we will be able to implement our planned processes and procedures in a timely manner. In addition, we may be unable to produce accurate financial statements on a timely basis. Any of the foregoing could cause investors to lose confidence in the reliability of our condensed consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.
OUR CURRENT LITIGATION IS EXPENSIVE, DISRUPTIVE, AND TIME CONSUMING, AND WILL CONTINUE TO BE, UNTIL RESOLVED, AND REGARDLESS OF WHETHER WE ARE ULTIMATELY SUCCESSFUL, COULD ADVERSELY AFFECT OUR BUSINESS.
     We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. In addition, it is possible that as a result of our internal investigation described elsewhere in this report, we may be subject to additional litigation and investigations by government authorities such as the SEC. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and are likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 15 to the condensed consolidated financial statements in Item I and Item 1 “Legal Proceedings” of Part II.
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
WE HAD AN ACCUMULATED DEFICIT OF $101 MILLION AS OF MARCH 31, 2010, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the quarters ended March 31, 2010, and 2009, 66% and 50%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.
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
WE HAVE EXPERIENCED SIGNIFICANT CHANGE IN OUR BUSINESS, AND WE CANNOT ASSURE YOU THAT THESE CHANGES WILL RESULT IN INCREASED REVENUE OR PROFITABILITY.
     Our business has undergone significant changes in recent periods, including the divestiture of our 3D business, new management, consolidation of our medical business and sale of assets and certain liabilities of our medical simulation product lines, and focus on additional target markets. These changes have required, and will likely in the future require, significant investments of cash and other resources, as well as management’s time and attention and have placed significant strains on our managerial, financial, engineering, or other resources. We cannot assure you that these efforts will result in growing our business successfully or in increased operating performance.
WE MAY NOT BE ABLE TO CONTINUE TO DERIVE SIGNIFICANT REVENUES FROM MAKERS OF PERIPHERALS FOR POPULAR VIDEO GAMING PLATFORMS.
     A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-

party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console system or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues.
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
BECAUSE WE HAVE A FIXED PAYMENT LICENSE WITH MICROSOFT, OUR ROYALTY REVENUE FROM LICENSING IN THE GAMING MARKET AND OTHER CONSUMER MARKETS HAS PREVIOUSLY DECLINED AND MAY FURTHER DO SO IF MICROSOFT INCREASES ITS VOLUME OF SALES OF TOUCH-ENABLED GAMING PRODUCTS AND CONSUMER PRODUCTS AT THE EXPENSE OF OUR OTHER LICENSEES.
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
     In May 2009, we moved the operations of our Medical line of business from Maryland to our headquarters in San Jose, California and we have also reduced our workforce in recent periods. In March, 2010, we sold certain assets including inventory and fixed assets and certain liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and transferred certain employees to CAE as well as distribution agreements and customer relationships. We also have entered into a licensing agreement with CAE for the Immersion TouchSense patent portfolio for use in the field of Medical Training. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. In addition, if our business expands, it may be more difficult for us to attract additional personnel and develop the resources we would need to support a larger customer base.
     For the quarters ended March 31, 2010 and 2009, 30% and 41%, respectively, of our total revenues were from our medical line of business. Accordingly, if we are unable to manage the consolidation and transition effectively, our overall business and operating results could be materially and adversely affected.
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
PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND AND COULD EXPOSE US TO LOSS.
     Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. From our transition from the medical products business, we could face product liability claims for products that we have sold or that any of our successors may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.
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
IF WE FAIL TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO LICENSE OUR TECHNOLOGIES AND GENERATE REVENUES WOULD BE IMPAIRED.
     Our business depends on generating revenues by licensing our intellectual property rights and by selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or the patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:
•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country, particularly in Asia, in which we or

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
A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND THE LOSS OF MAJOR CUSTOMERS COULD HARM OUR OPERATING RESULTS.
     Our 3 largest customers accounted for approximately 39% of our total net revenue for the first quarter of 2010. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.
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
CHANGES IN FINANCIAL ACCOUNTING STANDARDS OR PRACTICES MAY CAUSE ADVERSE, UNEXPECTED FINANCIAL REPORTING FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.
     A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     AS OUR BUSINESS GROWS, SUCH GROWTH MAY PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONS AND, AS A RESULT, OUR BUSINESS MAY SUFFER.
     We plan to continue expanding our business, and any significant growth could place a significant strain on our management systems, infrastructure and other resources. We recently transitioned the preparation of all of our internal reporting to upgraded management information systems and are in the process of considering implementing additional automated system functionality. If we go forward with these system enhancements, we may encounter problems with the implementation of these systems or we may have difficulties preparing or tracking internal information which could adversely affect our financial results. We will need to continue to invest the necessary capital to upgrade and improve our operational, financial and management reporting systems. If our management fails to manage our growth effectively, we could experience increased costs, declines in product quality, or customer satisfaction, which could harm our business.
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.1	Form of 2010 Executive Incentive Plan.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2010

IMMERSION CORPORATION
By	/s/ Henry Hirvela
Henry Hirvela
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Form of 2010 Executive Incentive Plan.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Henry Hirvela, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.