Form 10-K/A
period 2009-12-31
IMMERSION CORP
filed 2010-07-14
CIK 1058811

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

IMMERSION CORPORATION

2009 FORM 10-K ANNUAL REPORT

Explanatory Note

Immersion Corporation (the “Company”) is filing this Amendment No. 1 to Form 10-K to its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed March 30, 2010 (the “Original Filing”) (i) to clarify that the Chief Financial Officer of the Company is executing this Annual Report on Form 10-K in his capacity as Chief Financial Officer and Principal Accounting Officer of the Company, and (ii) to correct references included in the power of attorney section. Unless the context otherwise requires, all references to the “Form 10-K” contained herein shall refer to this Amendment No. 1 to Form 10-K.

Except as set forth above, the content of the Original Filing has not been amended, updated or otherwise modified.

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

3. Exhibits:

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1		Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2		Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

10.1		1994 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1	333-86361		September 1, 1999

10.2		1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10	.3#	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996.	S-1/A	333-86361		November 12, 1999

10	.4#	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10	.5#	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.6		1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361		October 5, 1999

10.7		Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.	10-Q	000-27969		May 15, 2000

10.8		Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000.	10-Q	000-27969		May 15, 2000

10.9		Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan.	S-4	333-45254		September 6, 2000

10.10		Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969		October 13, 2000

10.11		Logitech Letter Agreement dated September 26, 2000.	10-K	000-27969		April 2, 2001

10.12		Lease Agreement between Mor Bennington LLLP and HT Medical Systems, Inc. dated February 2, 1999.	10-K	000-27969		April 2, 2001

10.13		Haptic Technologies, Inc. 2000 Stock Option Plan.	S-4	333-45254		September 6, 2000

10	.14#	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001.	10-K	000-27969		March 28, 2002

10	.15#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607		September 8, 2003

10	.16#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		February 13, 2004

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.17		First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004.	S-3/A	333-108607		March 24, 2004

10.18		Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		March 24, 2004

10.19		Form of Indemnity Agreement.	S-3/A	333-108607		March 24, 2004

10.20		Purchase Agreement dated December 22, 2004, by and between Immersion Corporation and the purchasers named therein.	8-K	000-27969		December 27, 2004

10	.21*	Employment Agreement dated January 27, 2005 by and between Immersion Corporation and Stephen Ambler.	10-K	000-27969		March 11, 2005

10	.22#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969		March 1, 2007

10.23		2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969		June 12, 2007

10	.24*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007.	8-K	000-27969		June 15, 2007

10	.25*	Executive Incentive Plan dated April 21, 2008 by and between Immersion Corporation and Stephen Ambler.	10-Q	000-27969		August 8, 2008

10.26		The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10.27		Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10	.28*	Resignation agreement and general release of claims dated April 28, 2008 by and between Immersion Corporation and Victor Viegas.	10-Q	000-27969		August 8, 2008

10	.29*	Retention and ownership change event agreement dated April 17, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.30*	Restated Offer of Employment with Immersion Corporation effective April 28, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		August 8, 2008

10	.31*	Executive Incentive Plan dated August 7, 2008 by and between Immersion Corporation and Clent Richardson.	10-Q	000-27969		November 7, 2008

10.32		Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969		November 7, 2008

10	.33*	Offer Letter dated November 25, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10	.34*	Retention and Ownership Change Event Agreement dated December 4, 2008 by and between Immersion Corporation and Daniel J. Chavez.	8-K	000-27969		December 8, 2008

10.35		Second Amendment to Lease between Irvine Company, as successor-in-interest to WW&LJ Gateways, Ltd. and Immersion Corporation dated January 15, 2009.	8-K	000-27969		February 5, 2009

10.36		Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969		March 4, 2009

10.37		Form of 2009 Executive Incentive Plan.	10-Q/A	000-27969		February 8, 2010

10	.38*	Amended and Restated Retention and Ownership Agreement dated April 20, 2009 between Immersion Corporation and Clent Richardson.	10-Q/A	000-27969		February 8, 2010

Incorporated by Reference
Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10	.39*	Amended and Restated Retention and Ownership Agreement dated April 23, 2009 between Immersion Corporation and Stephen Ambler.	10-Q/A	000-27969		February 8, 2010

10	.40*	Separation Agreement dated July 31, 2009 between the Company and Stephen Ambler.	10-Q	000-27969		February 8, 2010

10	.41*	Separation Agreement dated October 21, 2009 between the Company and Clent Richardson.	10-K	000-27969		March 30, 2010

10	.42*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969		March 30, 2010

10	.43*	Offer Letter dated September 7, 2008 by and between Immersion Corporation and G. Craig Vachon.	8-K	000-27969		January 15, 2009

10	.44*	Second Amended and Restated Retention and Ownership Agreement dated March 1, 2010 between Immersion Corporation and Guy Craig Vachon.	10-K	000-27969		March 30, 2010

21.1		Subsidiaries of Immersion Corporation.	10-K	000-27969		March 9, 2009

23.1		Consent of Independent Registered Public Accounting Firm.					X

31.1		Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2		Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1		Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2		Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

By	/s/ SHUM MUKHERJEE
Shum Mukherjee
Chief Financial Officer

Date: July 14, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and Shum Mukherjee, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	Chief Executive Officer and Director	July 14, 2010

/s/ SHUM MUKHERJEE Shum Mukherjee	Chief Financial Officer and Principal Accounting Officer	July 14, 2010

/s/ JOHN HODGMAN John Hodgman	Director	July 14, 2010

/s/ JACK SALTICH Jack Saltich	Director	July 14, 2010

/s/ EMILY LIGGETT Emily Liggett	Director	July 14, 2010

/s/ DAVID SUGISHITA David Sugishita	Director	July 14, 2010

/s/ ANNE DEGHEEST Anne DeGheest	Director	July 14, 2010

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-offs	Period
		(In thousands)

Year ended December 31, 2009
Allowance for doubtful accounts	$436	$(167)	$62	$207
Year ended December 31, 2008
Allowance for doubtful accounts	$85	$354	$3	$436
Year ended December 31, 2007
Allowance for doubtful accounts	$139	$(33)	$21	$85