Form 10-Q
period 2010-06-30
IMMERSION CORP
filed 2010-08-06
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
     Number of shares of common stock outstanding at July 30, 2010: 28,133,510.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,987	$19,828
Short-term investments	48,938	43,900
Accounts receivable (net of allowances for doubtful accounts as of: June 30, 2010 — $125 and December 31, 2009 — $207)	1,968	2,988
Inventories	524	2,001
Deferred income taxes	250	248
Prepaid expenses and other current assets	3,981	4,474

Total current assets	70,648	73,439
Property and equipment, net	2,375	3,498
Intangibles and other assets, net	11,658	10,897

Total assets	$84,681	$87,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,978	$1,382
Accrued compensation	1,686	1,387
Other current liabilities	1,341	3,087
Deferred revenue and customer advances	5,616	6,578

Total current liabilities	10,621	12,434
Long-term deferred revenue	18,310	18,851
Deferred income tax liabilities	250	248
Other long-term liabilities	578	560

Total liabilities	29,759	32,093
Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: June 30, 2010 — 30,913,219 and December 31, 2009 — 30,786,156; shares outstanding: June 30, 2010 — 28,125,010 and December 31, 2009 — 27,999,593	174,281	172,679
Warrants	—	11
Accumulated other comprehensive income	139	66
Accumulated deficit	(101,100)	(98,626)
Treasury stock at cost: June 30, 2010 — 2,788,209 and December 31, 2009 — 2,786,563	(18,398)	(18,389)

Total stockholders’ equity	54,922	55,741

Total liabilities and stockholders’ equity	$84,681	$87,834

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Royalty and license	$6,304	$3,580	$12,707	$7,361
Product sales	1,850	2,772	4,818	6,051
Development contracts and other	321	330	659	776

Total revenues	8,475	6,682	18,184	14,188

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	761	2,312	2,130	3,563
Sales and marketing	1,911	4,016	4,264	8,300
Research and development	2,005	3,412	4,466	7,341
General and administrative	3,084	4,841	8,800	9,226
Amortization and impairment of intangibles	204	224	439	439
Restructuring costs	—	705	—	1,351

Total costs and expenses	7,965	15,510	20,099	30,220

Operating income (loss)	510	(8,828)	(1,915)	(16,032)
Change in fair value of warrant liability	—	(136)	—	344
Interest and other income	63	207	142	510

Income (loss) from continuing operations before provison for income taxes	573	(8,757)	(1,773)	(15,178)
Provision for income taxes	(423)	(300)	(762)	(391)

Income (loss) from continuing operations	150	(9,057)	(2,535)	(15,569)
Discontinued operations (Note 9) :
Gain on sales of discontinued operations net of provision for income taxes of $0	30	20	60	187
Gain from discontinued operations, net of provision (benefit) for income taxes of $0, $(48), $1, and $102	—	166	1	401

Net income (loss)	$180	$(8,871)	$(2,474)	$(14,981)

Basic net income (loss) per share
Continuing operations	0.01	(0.33)	(0.09)	(0.56)
Discontinued operations	—	0.01	—	0.02

Total	$0.01	$(0.32)	$(0.09)	$(0.54)

Shares used in calculating basic net income (loss) per share	28,101	27,968	28,093	27,946

Diluted net income (loss) per share
Continuing operations	0.01	(0.33)	(0.09)	(0.56)
Discontinued operations	—	0.01	—	0.02

Total	$0.01	$(0.32)	$(0.09)	$(0.54)

Shares used in calculating diluted net income (loss) per share	28,519	27,968	28,093	27,946

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,474)	$(14,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	583	873
Amortization and impairment of intangibles	439	439
Stock-based compensation	1,533	2,651
Change in fair market value of warrant liability	—	(344)
Allowance for doubtful accounts	(82)	(194)
Loss on disposal of equipment	79	708
Loss on divestiture	42	—
Gain on sales of discontinued operations	(60)	(187)
Changes in operating assets and liabilities:
Accounts receivable	1,101	2,137
Inventories	595	(172)
Prepaid expenses and other assets	347	339
Accounts payable	532	(1,789)
Accrued compensation and other current liabilities	(1,230)	(779)
Deferred revenue and customer advances	(1,371)	1,933
Other long-term liabilities	116	5

Net cash provided by (used in) operating activities	150	(9,361)

Cash flows used in investing activities:
Purchases of short-term investments	(29,965)	(48,988)
Maturities of short-term investments	25,000	21,000
Net proceeds from divestiture	964	—
Additions to intangibles	(981)	(1,543)
Proceeds from sale of property and equipment	160	—
Purchases of property and equipment	(289)	(1,288)
Proceeds from sales of discontinued operations	60	187

Net cash used in investing activities	(5,051)	(30,632)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	—	127
Exercise of stock options and warrants	60	144

Net cash provided by financing activities	60	271

Net decrease in cash and cash equivalents	(4,841)	(39,722)
Cash and cash equivalents:
Beginning of the period	19,828	64,769

End of the period	$14,987	$25,047

Supplemental disclosure of cash flow information:
Cash paid for taxes	$6	$7

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$279	$434

Shares issued under company stock plan	$428	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.
     The results of operations for the interim periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
•	Persuasive evidence of an arrangement exists: For a license arrangement, the Company requires a written contract, signed by both the customer and the Company. For a stand-alone product sale, the Company requires a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. The Company delivers software and product to customers physically and also delivers software electronically. For physical deliveries not related to software, the transfer terms typically include transfer of title and risk of loss at the Company’s shipping location. For electronic deliveries, delivery occurs when the Company provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, the Company must judge collectibility of the arrangement fees, which is done on a customer-by-customer basis pursuant to the credit review policy. The Company typically sells to customers with whom there is a history of successful collection. For new customers, the Company evaluates the customer’s financial condition and ability to pay. If it is determined that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when payment is received.
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
          Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support, revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.
     The Company’s revenue recognition policies are significant because revenues are a key component of the Company’s results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties paid to suppliers.
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
2. FAIR VALUE MEASUREMENTS
     Cash Equivalents and Short-term Investments
     The financial instruments of the Company measured at fair value on a recurring basis are cash equivalents, short-term investments, and warrant derivative liabilities. The Company’s cash equivalents and short-term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
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
     The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy.

     Financial instruments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are classified based on the valuation technique in the table below:

	June 30, 2010
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government agency securities	$48,938	$—	$—	$48,938
Money market accounts	9,330	—	—	9,330

Total assets at fair value	$58,268	$—	$—	$58,268

     The above table excludes $5.6 million of cash held in banks.

	December 31, 2009
	Fair value measurements using
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
U.S. government agency securities	$49,071	$—	$—	$49,071
Money market accounts	11,546	—	—	11,546

Total assets at fair value	$60,617	$—	$—	$60,617

     The above table excludes $3.1 million of cash held in banks.
Short-term Investments

	June 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government agency securities	$48,900	$38	$—	$48,938

Total	$48,900	$38	$—	$48,938

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value
	(In thousands)
U.S. government agency securities	$43,935	$2	$(37)	$43,900

Total	$43,935	$2	$(37)	$43,900

     The contractual maturities of the Company’s available-for-sale securities on June 30, 2010 and December 31, 2009 were all due in one year or less except for one government agency security of $5 million at December 31, 2009 due in two years.
3. INVENTORIES

	June 30,	December 31,
	2010	2009
	(In thousands)
Raw materials and subassemblies	$311	$1,653
Work in process	2	45
Finished goods	211	303

Inventories	$524	$2,001

4. PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2010	2009
	(In thousands)
Computer equipment and purchased software	$3,813	$4,458
Machinery and equipment	875	1,909
Furniture and fixtures	665	1,407
Leasehold improvements	882	1,458

Total	6,235	9,232
Less accumulated depreciation	(3,860)	(5,734)

Property and equipment, net	$2,375	$3,498

5. INTANGIBLES AND OTHER ASSEST

	June 30,	December 31,
	2010	2009
	(In thousands)
Patents, technology, and trademarks	$20,047	$19,018
Other assets	290	145

Gross intangibles and other assets	20,337	19,163
Accumulated amortization of patents, technology, and trademarks	(8,679)	(8,266)

Intangibles and other assets, net	$11,658	$10,897

     The Company amortizes its intangible assets related to patents, technology and trademarks, over their estimated useful lives, generally 10 years. The estimated annual amortization expense for intangible assets as of June 30, 2010 is $1.1 million in 2010, $1.4 million in 2011, $1.3 million in 2012, $1.3 million in 2013, $1.2 million in 2014, and $5.4 million in total for all years thereafter.
6. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2010	2009
	(In thousands)
Accrued legal	$285	$509
Income taxes payable	40	40
Other current liabilities	1,016	2,538

Total other current liabilities	$1,341	$3,087

Deferred revenue	$5,411	$6,336
Customer advances	205	242

Total deferred revenue and customer advances	$5,616	$6,578

7. LONG-TERM DEFERRED REVENUE
     On June 30, 2010, long-term deferred revenue was $18.3 million and included approximately $17.1 million of deferred revenue from Sony Computer Entertainment. On December 31, 2009, long-term deferred revenue was $18.9 million and included approximately $16.8 million from Sony Computer Entertainment.
8. STOCK-BASED COMPENSATION
     Stock Options and Awards
     The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock generally vests over one year. On June 30, 2010, 3,960,415 shares of common stock were available for grant, and there were 4,242,835 options to purchase shares of common stock outstanding, as well as 459,837 RSUs and 18,000 shares of restricted stock outstanding.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’s stock option plans:

Number
of Shares
Outstanding at December 31, 2009 (3,247,607 exercisable at a weighted average price of $9.25 per share)	5,041,235
Granted (weighted average fair value of $3.11 per share)	488,085
Exercised	(33,375)
Forfeited and cancelled	(1,253,110)

Outstanding at June 30, 2010	4,242,835

Exercisable at June 30, 2010	2,559,921

     Restricted Stock Units
     Restricted stock unit activity for the six months ended June 30, 2010 is as follows:

Number
of Shares
Beginning balance at December 31, 2009	198,055
Awarded	363,928
Released	(62,188)
Forfeited	(39,958)

Outstanding balance at June 30, 2010	459,837

Expected to vest (1)	346,378

(1)	RSUs expected to vest reflect estimated forfeiture rates.
     Restricted Stock
     Restricted stock activity for the six months ended June 30, 2010 is as follows:

Number
of Shares
Beginning balance at December 31, 2009	27,000
Awarded	22,500
Released	(31,500)
Forfeited	—

Ending balance at June 30, 2010	18,000

     The assumptions used to value option grants and shares under the Company’s Stock Plans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Options	2010	2009	2010	2009
Expected term (in years)	5.2	5.5	5.2	5.5
Volatility	67%	69%	67%	69%
Interest rate	2.1%	2.3%	2.1%	1.8%
Dividend yield	—	—	—	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Purchase Plan	2010	2009	2010	2009
Expected term (in years)	—	0.5	—	0.5
Volatility	—	109%	—	109%
Interest rate	—	0.4%	—	0.4%
Dividend yield	—	—	—	—
     Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income Statement Classifications	(In thousands)		(In thousands)
Cost of product sales	—	$33	$10	$102
Sales and marketing	226	213	392	443
Research and development	202	240	397	713
General and administrative	510	761	734	1,393

Total	$938	$1,247	$1,533	$2,651

     As of June 30, 2010, there was $11.8 million related to stock options and $2.5 million related to restricted stock awards and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.11 years for options and 2.46 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     Stock Repurchase Program
     On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three and six months ended June 30, 2010 and 2009, there were no stock repurchases under this program.
9. DIVESTITURE, RESTRUCTURING COSTS, AND DISCONTINUED OPERATIONS
     Divestiture
     On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for an approximate amount of $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company provides certain back-office services to CAE for up to nine months and is being reimbursed for the expenses incurred for such services. Under the license agreement, the Company has licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income in the accompanying condensed consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus from this portion of the Company’s business has changed from simulation product sales to licensing fees. During the six months ended June 30, 2010, the Company recognized a pre-tax loss of approximately $42,000 in continuing operations in connection with this Transaction. The cost reimbursements to be received under the Transition Services Agreement are recorded as an off-set to the related operating expense line items. The Company’s agreement with CAE includes quarterly revenue under the license arrangement starting July, 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company does not recognize revenue until the amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.
     Restructuring Costs
     On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. The Company had workforce reductions that were recorded as Medical segment restructuring charges of $645,000 and $811,000 for the three months and six months ended June 30, 2009, respectively. Total costs for the relocation of the Medical business operations and the workforce reductions were $935,000 for the year ended December 31, 2009 and no further costs are expected beyond December 31, 2009. All of these restructuring costs were paid by December 31, 2009.
     In addition, for the three months and six months ended June 30, 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that resulted in restructuring charges of $60,000 and $540,000, respectively. Total costs for these reorganizations were incurred by December 31, 2009 and no further costs are expected beyond December 31, 2009. All of these restructuring costs were paid by December 31, 2009.
     Results of Discontinued Operations
     On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration for the sale was $900,000 in the form of cash and notes receivable to be paid through 2013. This consideration has been and will continue to be recognized upon receipt of cash. In the three months ended June 30, 2009, the Company sold its MicroScribe device product family including inventory, fixed assets and intangibles and has recorded a gain on sale of discontinued operations of $20,000. Negotiated consideration for the sale was $1.8 million in the form of cash and notes receivable to be paid through 2013, and the proceeds will be recognized when they are received. Revenues included in discontinued operations of the 3D product line were $118,000 and $649,000 for the three months and six months ended June 30, 2009, respectively. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. In the three months and six months ended June 30, 2010, the Company recorded a gain on sale of discontinued operations of $30,000 and $60,000 respectively, from cash received from the sale of our 3D family of products.
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
     In January 2009, the Company adopted accounting guidance that provided that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company had warrants to purchase shares that had an adjustment feature that allowed for a change in the number of shares subject to issuance and a change in the exercise price under certain circumstances. Quarterly, the

Company recalculated the fair value of its warrants using the Black-Scholes option pricing model. For the three months and six months ended June 30, 2009, the change in the fair value of the warrant liability was a credit of $136,000 and a charge of $344,000, respectively. There was no impact in 2010 as the warrants expired at the end of 2009.
11. INCOME TAXES
     For the three months and six months ended June 30, 2010, the Company recorded income tax provisions of $(423,000) and $(762,000) on pre-tax income from continuing operations of $573,000 and pre-tax loss from continuing operations of $(1.8) million, yielding effective tax rates of 73.8% and (43.0%), respectively. For the three months and six months ended June 30, 2009, the Company recorded income tax provisions of $(300,000) and $(391,000) on pre-tax losses from continuing operations of $(8.8) million and $(15.2) million, yielding effective tax rates of (3.4)% and (2.6)% respectively. The effective tax rate differs from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision or benefit for the six months ended June 30, 2010 and 2009, are as a result of applying the estimated annual effective tax rate to loss from continuing operations before taxes, adjusted for certain discrete items which are fully recognized in the period they occur.
     As of June 30, 2010, the Company has unrecognized tax benefits under ASC 10-25 “Income Taxes” of approximately $658,000, including interest of $31,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $230,000. There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2010. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
     Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.
     During 2008, the Company recorded and continued to have a valuation allowance for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to losses in fiscal 2008, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.
12. NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. Diluted net income (loss) per share is based upon the weighted average common shares outstanding for the period plus dilutive potential shares including unvested restricted stock and RSUs and stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$150	$(9,057)	$(2,535)	$(15,569)
Gain from discontinued operations, net of tax	30	186	61	588

Net income (loss) used in computing basic and diluted net income (loss) per share	$180	$(8,871)	$(2,474)	$(14,981)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,101	27,968	28,093	27,946
Dilutive potential common shares:
Restricted Stock and RSUs	48	—	—	—
Stock options	370	—	—	—

Shares used in computation of diluted net income (loss) per share	28,519	27,968	28,093	27,946

Basic net income (loss) per share from:
Continuing operations	$0.01	$(0.33)	$(0.09)	$(0.56)
Discontinued operations	—	0.01	—	0.02

Net Income (loss)	$0.01	$(0.32)	$(0.09)	$(0.54)

Diluted net income (loss) per share:
Continuing operations	$0.01	$(0.33)	$(0.09)	$(0.56)
Discontinued operations	—	0.01	—	0.02

Net Income (loss)	$0.01	$(0.32)	$(0.09)	$(0.54)

     For the three months ended June 30, 2010, options to purchase approximately 3.4 million shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $5.40 were not included in the calculation because the effect would have been anti-dilutive.
     As of June 30, 2010 and 2009, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the six months ended June 30, 2010 and the three and six months ended June 30, 2009, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,	June 30,
	2010	2009
Outstanding stock options	4,242,835	6,548,887
Restricted stock and RSUs	477,837	311,917
Warrants	—	428,567
13. COMPREHENSIVE INCOME (LOSS)

     The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net Income (loss)	$180	$(8,871)	$(2,474)	$(14,981)
Change in unrealized losses on short-term investments	26	2	73	—
Foreign currency translation adjustment	—	72	—	5

Total comprehensive Income (loss)	$206	$(8,797)	$(2,401)	$(14,976)

14. SEGMENT REPORTING
     The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls, medical, and mobile communications. Through March 31, 2010, the Company managed these application areas under two operating and reportable segments: Touch and Medical. As discussed in Note 9 of the condensed consolidated financial statements, at March 30, 2010 the Company divested its Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus from this part of the business has changed from simulation product sales to primarily a licensing model under which the Company develops and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue. As of April 1, 2010, the Company has reorganized into one segment and there is no longer management, development, operations, or administrative personnel specifically for medical operations or product lines.
     The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its revenue and operating income (loss). As of April 1, 2010, there is only one segment that is reported to management. The Company develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their mobility, computing, entertainment, medical, and industrial applications.
     As the Company has changed its internal structure which caused the Company’s reportable segments to change, the Company has restated its previously reported separate segment information from Medical and Touch into only one segment. As such, separate segment information has been eliminated.
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
     In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement. Under the settlement the Immersion Defendants are not required to contribute to the settlement. If the settlement is reversed on appeal, the Company intends to defend the lawsuit vigorously.
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, the Company announced that its wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. On April 15, 2010, Mentice AB, Mentice SA, and Xitact SA (a/k/a Mentice SA) filed a counterclaim against the Company. On June 3, 2010, the Company entered into a Settlement, Release, and Patent License Agreement with Simbionix and, on June 11, 2010, the case against Simbionix was dismissed. The court has not set a trial date in the Mentice matter.
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
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants filed a motion to dismiss the action on June 15, 2010. The hearing on defendants’ motion is scheduled for October 29, 2010.
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
     Kasmer v. Immersion Corporation
     On May 5, 2010, an action was filed in Delaware Chancery Court by a purported shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. The enforceability of the demand and the scope of the resulting inspection, if any, have not yet been determined.
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
OVERVIEW
     We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of hardware and software technologies. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target application areas: automotive, consumer electronics, entertainment, gaming, and commercial and industrial controls; medical; and mobile communications. We reorganized from two segments and now we currently manage these application areas under one operating and reportable segment (See Note 14 to the condensed consolidated financial statements).
     In most all of our markets, such as video console gaming, mobile phones, automotive controls, touch screens, and medical we now license our technologies to manufacturers who use them in products sold under their own brand names. In a few markets, such as medical simulation, we sold products manufactured under our own brand name through direct sales to end users, distributors, or OEMs. We have shifted the majority of our business from manufacturing products to primarily a licensing model. From time to time, we have also engaged in development projects for third parties.
     In the three months ended March 31, 2009, we divested our 3D product line. We ceased operations of the 3D product line and sold our MicroScribe, CyberGlove and SoftMouse 3D positioning device product families. We have abandoned all other 3D operations. On March 30, 2010, we sold certain assets including inventory and fixed assets and certain liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and transferred certain employees to CAE as well as distribution agreements and customer relationships. Since that time we stopped shipping and wound down the sales of these lines of medical simulation products. However, we expect to continue to receive revenue due to our licensing agreement with CAE pertaining to haptic-based technology in medical training applications, and we continue to ship Virtual IV medical products.
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
•	Persuasive evidence of an arrangement exists: For a license arrangement, we require a written contract, signed by both the customer and us. For a stand-alone product sale, we require a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. We deliver software and product to our customers physically and also deliver software electronically. For physical deliveries not related to software, our transfer terms typically include transfer of title and risk of loss at our shipping location. For

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
          Multiple element arrangements — We enter into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contact customer support revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.
     Our revenue recognition policies are significant because our revenues are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties paid to suppliers.
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
     Short-term Investments

     Our short-term investments consist primarily of highly liquid commercial paper and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale”. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments as they are available for current operations and reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value, and using the specific identification method, any unrealized gains and losses considered to be temporary in nature are reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
     In April 2009, new accounting guidance revised the impairment model for debt securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. For debt securities in an unrealized loss position, we are required to assess whether (i) we have the intent to sell the debt security or (ii) it is more likely than not that we will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized in earnings equal to the entire difference between its fair value and amortized cost basis.
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
     Intangible Assets

     We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first six months of 2010, we capitalized costs associated with patents and trademarks of $1.1 million. Our total amortization expense for the same period was $419,000.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
     The following discussion and analysis includes our results of operations from continuing operations for the three months and six months ended June 2010 and 2009. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, any sales, gross profit, sales and marketing expense, or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion. The operating results for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in continuing operations in the accompanying condensed consolidated financial statements. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. From our medical products, we are continuing to manufacture our Virtual IV product line, but the primary focus from this part of our business is changing from simulation product sales to royalty and license revenue.
Overview
     We had a 27% increase in revenues from continuing operations during the second quarter of 2010 as compared to the second quarter of 2009. The second quarter revenue increase was primarily due to a 76% increase in royalty and license revenue primarily due to increased royalty and license fees from our gaming, mobility, integrated circuit, medical, automotive, and other touchscreen licensees, partially offset by a 33% decrease in product sales and a 3% decrease in development contract revenues. We had a 28% increase in revenues from continuing operations during the first six months of 2010 as compared to the same period of 2009. The six month revenue increase was primarily due to a 73% increase in royalty and license revenue primarily due to increased royalty and license fees from our mobility, gaming, integrated circuit, medical automotive, and other touchscreen licensees, partially offset by a 20% decrease in product sales and a 15% decrease in development contract revenues.

     On March 30, 2010 we entered into an agreement with CAE and sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE for approximately $1.6 million and had a loss on the transaction of $42,000. The agreement also provided for the transfer of approximately 34 employees and contractors to CAE as well as distribution agreements and customer relationships. We also entered into a licensing agreement with CAE for the Immersion TouchSense patent portfolio for use in the field of Medical Training.
     Our income from continuing operations was $150,000 for the second quarter of 2010 compared to a loss from continuing operations of $9.1 million for the second quarter of 2009 due to increased gross margin from our increased licensing revenue; reduced ongoing expenses from the transfer of product lines to CAE and reductions in personnel; and reduced one-time costs — restructuring costs, inventory and demo equipment write offs, and our internal investigation which was completed in the first quarter of 2010. Our net loss from continuing operations was $2.5 million for the six months ended June 30, 2010 compared to a net loss from continuing operations of $15.6 million for the six months ended June 30, 2009. The decrease in net loss was primarily due to the same reasons noted above, partially offset by increased expenses from our internal investigation,
      The manufacture and sales of simulator products to the medical training industry will be significantly reduced with the transfer of certain medical product lines to CAE. Revenue in 2009 for these product lines was approximately $6 million. Due in part to this divestiture, we have achieved certain cost reductions in 2010. In 2010, we also expect to continue to focus on the execution of plans in our established businesses. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensee’s products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	June 30,		Change
REVENUES	2010	2009
	(In thousands)

Three months ended:
Royalty and license	$6,304	$3,580	76%
Product sales	1,850	2,772	(33)%
Development contracts and other	321	330	(3)%

Total Revenues	$8,475	$6,682	27%

Six months ended:
Royalty and license	$12,707	$7,361	73%
Product sales	4,818	6,051	(20)%
Development contracts and other	659	776	(15)%

Total Revenues	$18,184	$14,188	28%

     Total Revenue — Our total revenue for the second quarter of 2010 increased by $1.8 million or 27% from the second quarter of 2009.
     Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. Royalty and license revenue for the three months ended June 30, 2010 was $6.3 million, an increase of $2.7 million or 76% from the three months ended June 30, 2009. The increase in royalty and license revenue was due to increases from gaming, mobility, integrated circuit, medical, automotive, and touchscreen licensees. In addition, we benefitted from true-up payments in accordance with provisions of our contracts with certain customers in the gaming market. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in more products.
      Based on our litigation conclusion and business agreement entered into with Sony Computer Entertainment in March 2007, we are continuing to recognize approximately $30.0 million as royalty and license revenue from March 2007 through March 2017, which amounts to approximately $750,000 per quarter.
     Product sales — Product sales for the three months ended June 30, 2010 were $1.9 million, a decrease of $922,000 or 33% as compared to the three months ended June 30, 2009. The decrease in product sales was mainly due to a decrease in medical product sales of $758,000. Medical product sales recorded in the quarter ended June 30, 2010 were primarily the result of the recognition of prior shipments not previously recognized as revenue based upon recognition criteria as required by GAAP and our revenue recognition policies and due to ongoing Virtual IV sales. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales in the second quarter. We expect medical product sales will decrease in 2010 compared to 2009 as a result of the divestiture of certain medical simulation product lines. Revenue for the three months ended June 30, 2010 and 2009 for these product lines were $937,000 and $1.5 million, respectively.
     Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts and extended support contracts. Development contracts and other revenue was $321,000 during the three months ended June 30, 2010, a decrease of $9,000 or 3% compared to the three months ended June 30, 2009. The decrease was mainly attributable to a decrease in the number of individual development contracts. We continue to transition our engineering resources from certain commercial development contract efforts to technology and product development efforts that focus on leveraging our existing sales and channel distribution capabilities.
     We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter of 2010, revenue generated in North America, Europe, Far East, and Rest of the World represented 43%, 9%, 42%, and 6% of total revenue, respectively, compared to 54%, 14%, 32%, and 0% of total revenue, respectively, for the second quarter of 2009. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East and an increase in product sales to Rest of World. Product sales in North America and Europe decreased which were partially offset by an increase in royalty and license revenue in North America. The increase in revenue in the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices, manufacturers of integrated circuits, and licensees of automotive products and increased product sales. The increase in royalty and license revenue in North America was due primarily to increased royalty and license revenue from licensees of gaming products, mainly due to increases in units sold by our licensees and true-up payments in accordance with provisions of our contracts with certain customers. The decrease in product sales in North America was primarily due to decreased medical product sales as a result of the divestiture of certain medical simulation product lines.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Total Revenue — Our total revenue for the six months ended June 30, 2010 increased by $4.0 million or 28% from the first six months ended June 30, 2009.
     Royalty and license revenue — Royalty and license revenue for the six months ended June 30, 2010 was $12.7 million, an increase of $5.3 million or 73% from the six months ended June 30, 2009. The increase in royalty and license revenue was due to strong increases in royalty and license revenue including revenue from mobility, gaming, integrated circuit, medical, automotive, and touchscreen licensees mainly from increases in units sold by our licensees. In addition, we benefitted from true-up payments in accordance with provisions of our contracts with certain customers in the gaming market.
     Product sales — Product sales for the six months ended June 30, 2010 were $4.8 million, a decrease of $1.2 million or 20% as compared to the six months ended June 30, 2009. The decrease in product sales was primarily due to a decrease in medical product sales of $1.1 million due to the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. Revenue for the six months ended June 30, 2010 and 2009 for these product lines were $2.7 million and $3.5 million, respectively.
     Development contracts and other revenue — Development contracts and other revenue was $659,000 during the six months ended June 30, 2010, a decrease of $117,000 or 15% as compared to the six months ended June 30, 2009. The decrease was mainly attributable to a decrease in the number of individual development contracts.
     In the first six months of 2010, revenue generated in North America, Europe, Far East, and Rest of the World represented 36%, 18%, 43%, and 3%, respectively, compared to 51%, 19%, 29%, and 1%, respectively, for the first six months of 2009. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East and an increase in product sales to Rest of World. In addition, product sales in North America decreased partially offset by an increase in royalty and license revenue. The increase in revenue in the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices, manufacturers of integrated circuits, and licensees of automotive products mainly from increases in units sold by our licensees and increased product revenue. The increase in royalty and license revenue in North America was due primarily to increased royalty and license revenue from licensees of gaming products, mainly due to increases in units sold by our licensees and true-up payments in accordance with provisions of our contracts with certain customers. The decrease in product sales in North America and the Far East was primarily due to decreased medical product sales from the divestiture of certain medical simulation product lines.

	June 30,		Change
COST OF PRODUCT SALES	2010	2009
	(In thousands)

Three months ended:

Cost of product sales	$761	$2,312	(67)%
% of total product revenue	41%	83%

Six months ended:

Cost of product sales	$2,130	$3,563	(40)%
% of total product revenue	44%	59%
     Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. There is no cost of product sales associated with royalty and license revenue or development contract revenue. Cost of product sales was $761,000, a decrease of $1.6 million or 67% for the second quarter of 2010 as compared to the second quarter of 2009. The decrease in cost of product sales was primarily due to reduced physical inventory adjustment expense of $498,000, decreased obsolescence expense of $346,000, decreased direct material costs and production costs of $326,000, reduced overhead costs of $269,000 and decreased freight costs of $73,000. The reduction of physical inventory write off costs consisted primarily of physical count to book adjustments of medical demo equipment inventory in the second quarter of 2009 that did not recur in 2010. The decrease in obsolescence expense was mainly due to excess and obsolescence write-off from medical product parts that did not recur in 2010. The decrease in direct material and production costs of approximately 33% was mainly due to a similar decrease in product sales. Overhead costs decreased mainly as a result of reduced salary expense from the elimination of operations personnel. The decrease in freight costs was mainly due to a decrease in product sales. Cost of product sales decreased as a percentage of product revenue to 41% in the second quarter of 2010 from 83% in the second quarter of 2009. This decrease is mainly due to the result of the reduced physical inventory adjustment expense and the decreased physical inventory write off. With the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines, cost of product sales for medical products are expected to decline in absolute dollars in the future since we will have only one product line remaining, the Virtual IV product line.
     Cost of product sales was $2.1 million, a decrease of $1.4 million or 40% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The decrease in cost of product sales was primarily due to decreased physical inventory write off costs of $614,000, reduced overhead costs of $526,000, and decreased obsolescence expense of $286,000. The reduction of physical inventory write off costs consisted primarily of physical count to book adjustments of medical demonstration equipment inventory in the second quarter of 2009 that did not recur in 2010. Overhead costs decreased mainly as a result of reduced salary expense from the elimination of operations personnel in the second quarter of 2010. The decrease in obsolescence expense was mainly due to excess and obsolescence write-off from medical product parts that did not recur in 2010. Cost of product sales decreased as a percentage of product revenue to 44% in the second quarter of 2010 from 59% in the second quarter of 2009. This decrease is mainly due to the result of the reduced physical inventory adjustment expense and the decreased physical inventory write off.

	June 30,		Change
OPERATING EXPENSES AND OTHER	2010	2009
	($ In thousands)
Three months ended:

Sales and marketing	$1,911	$4,016	(52)%
% of total revenue	23%	60%

Research and development	$2,005	$3,412	(41)%
% of total revenue	24%	51%

General and administrative	$3,084	$4,841	(36)%
% of total revenue	36%	72%

Amortization and impairment of intangibles	$204	$224	(9)%
% of total revenue	2%	3%

Restructuring Costs	$—	$705	* %
% of total revenue	* %	11%

Six months ended:

Sales and marketing	$4,264	$8,300	(49)%
% of total revenue	23%	59%

Research and development	$4,466	$7,341	(39)%
% of total revenue	25%	52%

General and administrative	$8,800	$9,226	(5)%
% of total revenue	48%	65%

Amortization and impairment of intangibles	$439	$439	0%
% of total revenue	2%	3%

Restructuring Costs	$—	$1,351	* %
% of total revenue	* %	10%

*	Not meaningful
     Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses were $1.9 million, a decrease of $2.1 million or 52% in the second quarter of 2010 compared to the comparable period in 2009. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of sales and marketing expenses. Specifically, the decrease in overall sales and marketing expenses was due to decreased compensation, benefits, and overhead of $705,000 primarily due to decreased sales and marketing headcount, a reduction in the loss on disposal of fixed assets of $693,000 primarily relating to the write-off of demonstration equipment in the second quarter of 2009 that did not recur in 2010, decreased marketing, advertising, and public relations costs of $315,000, decreased sales and marketing travel expense of $286,000 due to decreased sales and marketing headcount, decreased consulting of $194,000, and decreased office and supplies expense of $64,000 partially offset by increased employee recruitment costs of $138,000. We expect to continue to focus our sales and marketing efforts on mobile device, touchscreen, and medical market opportunities to build greater market acceptance for our touch technologies.
     Sales and marketing expenses were $4.3 million, a decrease of $4.0 million or 49% in the first six months of 2010 compared to the comparable period in 2009. The divestiture of the medical simulation product lines was a major contributor to the overall reduction of sales and marketing expenses. Specifically, the decrease in overall sales and marketing expenses was due to decreased compensation, benefits, and overhead of $1.8 million primarily due to decreased sales and marketing headcount. In addition, we had decreased marketing, advertising, and public relations costs of $695,000, a reduction in the loss on disposal of fixed assets of $658,000 primarily relating to the write-off of demonstration equipment in the second quarter of 2009 that did not recur in 2010, decreased sales and marketing travel expense of $539,000 due to decreased sales and marketing headcount, decreased consulting of $328,000, and decreased office and supplies expense of $190,000, partially offset by increased employee recruitment costs of $122,000.
     Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses were $2.0 million, a decrease of $1.4 million or 41% in the second quarter of 2010 compared to the same period in 2009. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of research and development expenses. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $917,000, decreased consulting costs that supplement our engineering staff of $352,000, decreased lab and prototyping costs of $96,000, and reduced engineering travel costs of $30,000. The decreased compensation, benefits, and overhead expense was primarily due to decreased research and development headcount. Although we have reduced our research and development expenses, we believe that continued significant investment in research and development is critical to our future success, and we expect to make investments in areas of research and technology development to support future growth.
     Research and development expenses were $4.5 million, a decrease of $2.9 million or 39% in the first six months of 2010 compared to the same period in 2009. The divestiture of the medical simulation product lines was a major contributor to the overall reduction of research and development expenses. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $1.9 million mainly due to decreased headcount. In addition, we had decreased consulting costs of $698,000, decreased lab and prototyping costs of $161,000, and reduced engineering travel costs of $51,000.
     General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. General and administrative expenses were $3.1 million, a decrease of $1.8 million or 36% in the second quarter of 2010 compared to the same period in 2009. The decrease was primarily due to decreased compensation, benefits, and overhead of $777,000, decreased legal and professional expenses of $701,000, decreased office and supplies expense of $122,000, and decreased administrative travel of $108,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, and legal costs resulting from our internal investigation in 2009 which was concluded in the first quarter of 2010 along with decreased litigation costs. The decreased compensation benefits and overhead was primarily due to decreased general and administrative headcount. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.

     General and administrative expenses were $8.8 million, a decrease of $426,000 or 5% in the first six months of 2010 compared to the same period in 2009. The decrease was primarily due to decreased compensation, benefits, and overhead of $1.5 million, decreased administrative travel of $197,000, and decreased supplies and office expenses of $158,000, partially offset by increased legal, professional, and license fee expenses of $1.4 million. The decreased compensation, benefits, and overhead expense was primarily due to decreased general and administrative headcount. The increased legal, professional, and license fee expenses were primarily due to increased accounting and audit costs resulting from our internal investigation that was concluded in the first quarter of 2010.
     Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and trademark amortization along with impairment and write off of intangibles. Amortization and impairment of intangibles decreased by $20,000 or 9% in the second quarter of 2010 compared to the same period in 2009. The decrease was primarily attributable to certain patents becoming fully amortized.
     Restructuring — There were no restructuring charges incurred in the second quarter of 2010. Restructuring costs in the second quarter of 2009 consisted primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce and relocation of the Maryland medical business operations to San Jose of $646,000. Restructuring costs also included severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $59,000.
     There were no restructuring charges incurred during the first six months of 2010. Restructuring costs in the first six months of 2009 consisted primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce and relocation of the Maryland medical business operations to San Jose of $811,000. Restructuring costs also included severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $540,000.
     Change in fair value of warrant liability — In January 2009, we adopted ASC 815-40. ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Quarterly, we recalculated the fair value of our warrants using the Black-Scholes option pricing model. For the three months and six months ended June 30, 2009, the gain or loss from the change in fair value of the warrant liability was ($136,000) and $344,000, respectively. There is no impact for 2010 or future periods because the warrants expired in December 2009.
     Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments and gains on sales of short-term investments. Interest and other income decreased by $144,000 in the second quarter of 2010 compared to the same period in 2009. Interest and other income decreased by $368,000 in the first six months of 2010 compared to the same period in 2009. These decreases were primarily the result of decreased interest income due to a reduction of accreted interest income from Sony Computer Entertainment as this interest accretion was complete as the final payment was received at the beginning of 2010, decreased cash equivalents and short-term investments, and reduced interest rates on cash equivalents and short-term investments.
     Provision for Income Taxes — We recorded a provision for income taxes for the second quarter of 2010 of $423,000 on pre-tax income from continuing operations of $573,000, yielding an effective tax rate of 73.8%. We recorded a provision for income taxes for the second quarter of 2009 of $300,000 on pre-tax loss from continuing operations of $8.8 million, yielding an effective tax rate (3.4%). The income tax provision for the second quarters of 2010 and 2009 are primarily due to foreign withholding tax expense which increased as a result of increased revenue in Asia.
     For the six months ended June 30, 2010, we recorded a provision for income taxes of $762,000 on pre-tax loss from continuing operations of $1.8 million, yielding an effective tax rate of (43.0)%. We recorded a provision for income taxes for the six months ended June 30, 2009 of $391,000 on pre-tax loss from continuing operations of $15.2 million, yielding an effective tax rate of (2.6)%. The income tax provision for the six months ended June 30, 2010 and 2009 are primarily due to foreign withholding tax expense.

     Discontinued Operations — In the three months ended June 30, 2010, we recorded a gain on the sales of discontinued operations of $30,000 from additional payments received from the sale of our 3D family of products. This was an increase of $10,000 from what was recorded in the three months ended June 30, 2009. Loss from discontinued operations, net of tax, decreased by $166,000 to $0 in the three months ended June 30, 2010 compared to the same period in 2009, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during subsequent periods.
     Gain from sales of discontinued operations, net of tax, decreased by $127,000 in the six months ended June 30, 2010 compared to the same period in 2009 due to a reduction in payments received from the sale of our 3D family of products. In the six months ended June 30, 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale of discontinued operations of $187,000. Accordingly, the operations of the 3D product line has been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $400,000 in the six months ended June 30, 2010 compared to the same period in 2009, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during that period.
SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
     Through March 31, 2010, we managed our business under two operating and reportable segments: Touch and Medical. As discussed in Notes 9 and 14 of the condensed consolidated financial statements, at March 30, 2010 we had divested our Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus from this part of our business has changed from simulation product sales to primarily a licensing model under which we develop and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue.
     As of April 1, 2010, we have reorganized into one segment and there is no longer separate management, development, operations, or administrative personnel specifically for medical operations or product lines. Our business is to develop, manufacture, license, and support a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices.
     As we have changed our internal structure which caused our reportable segments to change, we have restated our previously reported separate segment information from Medical and Touch into only one segment. As such, separate segment information has been eliminated and all discussion of our business is included in discussions of our Company as a whole.
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
     On June 30, 2010, our cash, cash equivalents, and short-term investments totaled $63.9 million, an increase of $197,000 from $63.7 million on December 31, 2009.
     In March 2007, we concluded our patent infringement litigation against Sony Computer Entertainment and we received $97.3 million. Furthermore, we entered into a new business agreement under which, we were to receive twelve quarterly installments of $1.875 million for a total of $22.5 million beginning on March 31, 2007 and ending on December 31, 2009. To date, we received all twelve of these installments.

     Net cash provided by operating activities during the six months ended June 30, 2010 was $150,000, a change of $9.5 million from the $9.4 million used during the six months ended June 30, 2009. Cash provided by operations during the six months ended June 30, 2010 was primarily the result of a $1.1 million increase due to a change in accounts receivable mainly resulting from the timing of payments from customers and the divestiture of certain medical product lines, an increase of $595,000 due to a change in inventories mainly resulting from the divestiture of certain medical product lines, a $532,000 increase due to a change in accounts payable resulting from the timing of payments to vendors, a $347,000 increase due to changes in prepaid expenses and other assets, and an increase of $116,000 due to a change in other long-term liabilities. These increases were offset by a net loss of $2.5 million, a decrease of $1.4 million due to a change in deferred revenue and customer advances, and a decrease of $1.2 million due to a change in accrued compensation and other current liabilities. Cash provided by operations during the six months ended June 30, 2010 was also impacted by noncash charges and credits of $2.5 million, including $1.5 million of noncash stock-based compensation, $583,000 in depreciation and amortization and $439,000 in amortization and impairment of intangibles.
     Net cash used in investing activities during the six months ended June 30, 2010 was $5.1 million, compared to the $30.6 million used in investing activities during the six months ended June 30, 2009, a decrease of $25.5 million. Net cash used in investing activities during the period consisted of purchases of short-term investments of $30.0 million and offset by maturities of short-term investments of $25.0 million; $981,000 increase in intangibles, primarily due to capitalization of external patent filings and application costs, and an increase of $289,000 used to purchase property and equipment, partially offset by net proceeds from divestiture of $964,000.
     Net cash provided by financing activities during the six months ended June 30, 2010 was $60,000, a change of $211,000 from the $271,000 provided during the six months ended June 30, 2009. Cash provided by financing activities during the six months ended June 30, 2010 was due to the exercise of stock options and warrants.
     We anticipate that capital expenditures for the year ended December 31, 2010 will total less than $1 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Cash flows from our discontinued operations have been included in our condensed consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. We believe our existing cash, cash equivalents and short term investments and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of general and administrative expenses, and the continuing market acceptance of our technology. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2009 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$3,266	$737	$2,036	$493	$—

     As of June 30, 2010, we had a liability for unrecognized tax benefits totaling $658,000 including interest of $31,000, of which approximately $230,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.
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
     Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $63.9 million as of June 30, 2010. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $323,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2010.
     We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our cash equivalents and short-term investment portfolios. The primary objective of our policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our investment policy limits the maximum weighted average duration of all invested funds to 12 months. Our policy’s guidelines also limit exposure to loss by limiting the sums we can invest in any individual security and restricting investments to securities that meet certain defined credit ratings. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.
     Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international and export sales that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future..
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.
     Our management with the participation of our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures and determined that our disclosure controls and procedures were not effective as of June 30, 2010 due to the material weaknesses in our internal control over financial reporting, as more fully described in “Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the year ended December 31, 2009 that have not been remediated as of June 30, 2010. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended June 30, 2010, there were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
     Plans for Remediation
     We will not be able to assess whether the steps we are taking will fully remedy the material weaknesses in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness, which we expect to occur at the end of the year at the earliest.
     We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to income taxes as initially reported in our Annual Report on Form 10-K for the year ended December 31, 2007:
•	We have hired consultants to assist with the preparation of our quarterly and annual tax calculations and the related financial disclosures including the rationale for recognizing the benefits of certain tax positions in the financial statements with oversight responsibility remaining with the Corporate Controller. During the three months ended June 30, 2010, the Chief Financial Officer was also assigned oversight responsibility in addition to the Corporate Controller.
     We have undertaken the following remedial efforts to address the material weaknesses in our internal control over financial reporting with respect to revenue recognition as initially reported in Amendment No.1 to our Annual Report on Form 10-K/A for the year ended December 31, 2008 filed on February 8, 2010:
•	We improved our documentation of existing revenue recognition policies, including policies involving non-standard terms and conditions, multiple element arrangements, modifications to shipping terms and requests for pre-release products;

•	We have restructured our finance department such that the individuals responsible for the recognition of revenue are all located at our headquarters and report up to the Chief Financial Officer with clearly delineated responsibilities;

•	We have redesigned the quarterly sub-certification process to cover a wider variety of topics that could affect the financial statements and added more employees to this certification process;

•	We have implemented a process of obtaining quarterly certifications from all sales personnel certifying that they are not aware of any side agreements modifying our standard terms of contracts;

•	We have implemented a process of obtaining, on an annual basis, signed acknowledgments from each employee that he or she has read and is in compliance with our code of ethics and employee handbook; and

•	We have improved our legal and financial review process of all sales order packages for all terms and conditions prior to shipment.
     In addition, we continue to take the steps set forth in the remedial plan as amended by the Audit Committee during the three months ended June 30, 2010.

     We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to the calculation of stock-based compensation, accounting for warrants and inventory control and fixed asset management as initially described in “Evaluation of Disclosure Controls and Procedures” in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, both filed on February 8, 2010:
•	We have added a control procedure to test the calculation of the third-party stock-based compensation reports on a quarterly basis, and upon upgrading to new versions of the software, and to ensure timely review of the technical updates to the software;

•	We have added a control procedure to test the review and implementation of all applicable new accounting pronouncements with the appropriate review by finance personnel to ensure compliance;

•	We are in the process of reviewing our physical inventory management procedures including cycle counts to ensure proper control of inventory with appropriate review by operations and finance personnel and during the three months ended June 30, 2010, we have added certain control procedures to ensure that inventory balances now held at third party locations are correct; and

•	During the three months ended June 30, 2010, we have added control procedures to perform annual physical counts of inventory and fixed assets.
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
     In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement. Under the Settlement, the Immersion Defendants are not required to contribute to the settlement. If the settlement is reversed on appeal, we intend to defend the lawsuit vigorously.
     Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.
     On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. On April 15, 2010, Mentice AB, Mentice SA, and Xitact SA (a/k/a Mentice SA) filed a counterclaim against us. On June 3, 2010, we entered into a Settlement, Release, and Patent License Agreement with Simbionix and, on June 11, 2010, the case against Simbionix was dismissed. The court has not set a trial date in the Mentice matter.
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
     On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants filed a motion to dismiss the action on June 15, 2010. The hearing on defendants’ motion is scheduled for October 29, 2010.
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
     Kasmer v. Immersion Corporation
     On May 5, 2010, an action was filed in Delaware Chancery Court by a purported shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. The enforceability of the demand and the scope of the resulting inspection, if any, have not yet been determined.
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
     In connection with the internal investigation conducted by the audit committee into revenue recognition of certain transactions in our Medical line of business, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among the material weaknesses identified in our review, we determined that we had material weaknesses with respect to revenue recognition. In addition, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that we had a material weakness in controls over accounting for income taxes. In reviewing our financial statements in preparation for the restatement we determined that we also had material weaknesses in our controls over accounting for stock-based compensation, the adoption of new accounting standards, inventory control management and accounting for fixed assets. For a further discussion of these material weaknesses, see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009. Although we have begun implementing new processes and procedures to improve our internal controls, our Chief Executive Officer and Chief Financial Officer determined that as of June 30, 2010, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.
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
     We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. In addition, it is possible that as a result of our internal investigation described elsewhere in this report, we may be subject to additional litigation and investigations by government authorities such as the SEC. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and are likely to continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 15 to the condensed consolidated financial statements in Item 1 and Item 1 “Legal Proceedings” of Part II.
THE UNCERTAIN ECONOMIC ENVIRONMENT COULD REDUCE OUR REVENUES AND COULD HAVE AN ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The current economic conditions could materially hurt our business in a number of ways including, longer sales and renewal cycles, delays in adoption of our products or technologies, increased risk of competition, increased risk of inventory obsolescence, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements at reduced purchase levels. In addition, our suppliers, customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or in the level of sales of products that include our technology. The current economic downturn may lead to a reduction in corporate, university, or government budgets for research and development in sectors including the automotive, aerospace, mobility, and medical sectors, which use our products. Sales of our products or technology may be adversely affected by cuts in these research and development budgets. Furthermore, a prolonged tightening of the credit markets could significantly impact our ability to liquidate investments or reduce the rate of return on investments.

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
A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND THE LOSS OF MAJOR CUSTOMERS COULD HARM OUR OPERATING RESULTS.
     Three customers accounted for approximately 32% of our total net revenue for the second quarter of 2010 and approximately 35% for the six months ended June 30, 2010. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.
WE HAD AN ACCUMULATED DEFICIT OF $101 MILLION AS OF JUNE 30, 2010, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.
     Since 1997, we have incurred losses in all but five quarters. We need to generate significant ongoing revenue to return to profitability. We anticipate that we will continue to incur expenses as we:
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
     A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the second quarter of 2010 and 2009, 74% and 54%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2010 and 2009, 70% and 52%, respectively, of our total revenues were royalty and license. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.
     Peak demand may fluctuate from quarter to quarter for products that incorporate our technologies, especially in the video console gaming and computer gaming peripherals market. If our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, we may not receive related royalty and license revenue.
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
OUR TRANSITION TO PRIMARILY A LICENSING MODEL MAY NOT BE SUCCESSFUL, AND

MAY NEGATIVELY IMPACT OUR BUSINESS.
     In March, 2010, we sold certain assets including inventory and fixed assets and certain liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and transferred certain employees to CAE as well as distribution agreements and customer relationships. We also have entered into a licensing agreement with CAE for the Immersion TouchSense patent portfolio for use in the field of Medical Training. Business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. In addition, if our business expands, it may be more difficult for us to attract additional personnel and develop the resources we would need to support a larger customer base. Accordingly, if we are unable to manage the transition effectively, our overall business and operating results could be materially and adversely affected.
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
     Recently, we have experienced a number of changes in our executive team, including the addition of a new Chief Financial Officer. Our success will depend to a significant extent on the management team’s ability to implement a successful strategy, to successfully lead and motivate our employees, and to work effectively together and with the board of directors. If this leadership team is not successful, our ability to execute our business strategy would be impeded.
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
PRODUCT LIABILITY CLAIMS COULD BE TIME-CONSUMING AND COSTLY TO DEFEND AND COULD EXPOSE US TO LOSS.
     Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. In addition, even though we are transitioning from the medical products business, we could face product liability claims for products that we have sold or that any of our successors may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.
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
     Our hardware and software technologies for personal computer peripheral products that incorporate our touch-enabling technologies are currently compatible with Microsoft’s Windows 2000, Windows Me, Windows XP, Windows Vista, and Windows 7 operating systems, including DirectX, Microsoft’s entertainment API. Modifications and new versions of Microsoft’s operating system and APIs (including DirectX and Windows 7) may require that we and/or our licensees modify the touch-enabling technologies to be compatible with Microsoft’s modifications or new versions, and this could cause delays in the release of products by our licensees. If Microsoft modifies its software products in ways that limit the use of our other licensees’ products, our costs could increase and our revenues could decline.
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
ITEM 5. OTHER INFORMATION
     In July 2010, David Sugishita was appointed as Chair of the Audit Committee of the Board. John Hodgman, the former Chair, remains as a member of the Audit Committee, and Emily Liggett ceased serving on the Audit Committee. David Sugishita was also added as a member of the Compensation Committee of the Board.
     Immersion’s policy regarding securities trades by company personnel permits sales of our securities under plans instituted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. These plans are designed to allow directors and executive officers to diversify their holdings but dispel any inference that they are purchasing or selling their company’s stock on the basis of, or while they are aware of, material nonpublic information.
     Victor Viegas, Chief Executive Officer of Immersion, has entered into a trading plan pursuant to Rule 10b5-1 during Immersion’s second fiscal quarter of 2010. This plan was established as part of Mr. Viegas long-term strategy for asset diversification and liquidity. As of the end of Immersion’s second fiscal quarter, one executive officer of Immersion, Victor Viegas, had such a trading plan.
     The transactions under the plan will be publicly disclosed through Form 144 and Form 4 filings filed with the Securities and Exchange Commission.
ITEM 6. EXHIBITS
     The following exhibits are filed herewith:

Exhibit
Number	Description
10.1*	Offer Letter dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee (incorporated by reference to Exhibit 99.01 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on May 6, 2010).

10.2*	Retention and Ownership Change Event Agreement dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee (incorporated by reference to Exhibit 99.02 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on May 6, 2010).

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2010

IMMERSION CORPORATION
By	/s/ Shum Mukherjee
Shum Mukherjee
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Offer Letter dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee (incorporated by reference to Exhibit 99.01 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on May 6, 2010).

10.2*	Retention and Ownership Change Event Agreement dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee (incorporated by reference to Exhibit 99.02 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on May 6, 2010).

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.