Form 10-Q
period 2010-09-30
IMMERSION CORP
filed 2010-11-05
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Number of shares of common stock outstanding at October 29, 2010: 28,175,759.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$13,128	$19,828
Short-term investments	48,962	43,900
Accounts receivable (net of allowances for doubtful accounts as of: September 30, 2010 — $86 and December 31, 2009 — $207)	849	2,988
Inventories	259	2,001
Deferred income taxes	250	248
Prepaid expenses and other current assets	4,158	4,474

Total current assets	67,606	73,439
Property and equipment, net	2,164	3,498
Intangibles and other assets, net	12,153	10,897

Total assets	$81,923	$87,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,273	$1,382
Accrued compensation	2,261	1,387
Other current liabilities	1,140	3,087
Deferred revenue and customer advances	4,319	6,578

Total current liabilities	8,993	12,434
Long-term deferred revenue	17,415	18,851
Deferred income tax liabilities	250	248
Other long-term liabilities	563	560

Total liabilities	27,221	32,093
Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: September 30, 2010 — 30,928,552 and December 31, 2009 — 30,786,156; shares outstanding: September 30, 2010 — 28,140,343 and December 31, 2009 — 27,999,593	175,201	172,679
Warrants	-	11
Accumulated other comprehensive income	132	66
Accumulated deficit	(102,233)	(98,626)
Treasury stock at cost: September 30, 2010 - 2,788,209 and December 31, 2009 — 2,786,563	(18,398)	(18,389)

Total stockholders’ equity	54,702	55,741

Total liabilities and stockholders’ equity	$81,923	$87,834

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Royalty and license	$5,141	$2,841	$17,848	$10,202
Product sales	1,217	3,467	6,035	9,518
Development contracts and other	189	285	848	1,061

Total revenues	6,547	6,593	24,731	20,781

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	457	3,293	2,587	6,856
Sales and marketing	1,813	2,653	6,077	10,953
Research and development	2,007	2,690	6,473	10,031
General and administrative	3,008	6,673	11,808	15,899
Amortization and impairment of intangibles	211	243	650	682
Restructuring costs	-	181	-	1,532

Total costs and expenses	7,496	15,733	27,595	45,953

Operating loss	(949)	(9,140)	(2,864)	(25,172)
Change in fair value of warrant liability	-	146	-	490
Interest and other income	70	163	212	673

Loss from continuing operations before provision for income taxes	(879)	(8,831)	(2,652)	(24,009)
Provision for income taxes	(336)	(186)	(1,098)	(577)

Loss from continuing operations	(1,215)	(9,017)	(3,750)	(24,586)
Discontinued operations (Note 9) :
Gain on sales of discontinued operations net of provision for income taxes of $18, $0, $18, and $0	82	20	142	207
Gain (loss) from discontinued operations, net of provision (benefit) for income taxes of $0, $76, $1, and $178	-	(17)	1	384

Net loss	$(1,133)	$(9,014)	$(3,607)	$(23,995)

Basic and diluted net loss per share
Continuing operations	(0.04)	(0.32)	(0.13)	(0.88)
Discontinued operations	-	-	-	0.02

Total	$(0.04)	$(0.32)	$(0.13)	$(0.86)

Shares used in calculating basic and diluted net loss per share	28,134	27,994	28,087	27,962

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,607)	$(23,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	1,208
Amortization and impairment of intangibles	650	682
Stock-based compensation	2,430	3,749
Change in fair market value of warrant liability	-	(490)
Allowance for doubtful accounts	(120)	(253)
Loss on disposal of equipment	90	711
Loss on divestiture	43	-
Gain on sales of discontinued operations	(142)	(207)
Changes in operating assets and liabilities:
Accounts receivable	2,259	3,951
Inventories	860	1,109
Prepaid expenses and other assets	52	1,023
Accounts payable	(315)	(540)
Accrued compensation and other current liabilities	(829)	(1,582)
Deferred revenue and customer advances	(3,583)	1,595
Other long-term liabilities	121	8

Net cash used in operating activities	(1,249)	(13,031)

Cash flows used in investing activities:
Purchases of short-term investments	(34,880)	(68,990)
Maturities of short-term investments	30,000	46,000
Net proceeds from divestiture	964	-
Additions to intangibles	(1,584)	(1,944)
Proceeds from sale of property and equipment	160	-
Purchases of property and equipment	(336)	(1,509)
Proceeds from sales of discontinued operations	142	207

Net cash used in investing activities	(5,534)	(26,236)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	-	134
Exercise of stock options and warrants	83	143
Tax withholding payment related to vested and restricted stock units	-	(7)

Net cash provided by financing activities	83	270

Net decrease in cash and cash equivalents	(6,700)	(38,997)
Cash and cash equivalents:
Beginning of the period	19,828	64,769

End of the period	$13,128	$25,772

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$6	$(54)

Supplemental disclosure of non-cash investing and financing activities:

Amounts accrued for property and equipment, and intangibles	$377	$538

Shares issued under company stock plan	$34	$60

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The results of operations for the interim periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

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

Royalty and license revenue — The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed reasonably assured. The terms of the royalty agreements generally require licensees to give the Company notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. The Company recognizes license fee revenue for licenses to intellectual property when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license.

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

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated results of operations and financial condition.

2.  FAIR VALUE MEASUREMENTS

Cash Equivalents and Short-term Investments

The financial instruments of the Company measured at fair value on a recurring basis are cash equivalents, short-term investments, and warrant derivative liabilities. The Company’s cash equivalents and short-term investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

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

Financial instruments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are classified based on the valuation technique in the table below:

	September 30, 2010 Fair value measurements using			Total
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
U.S. government agency securities	$48,962	$-	$-	$48,962
Money market accounts	8,334	-	-	8,334

Total assets at fair value	$57,296	$-	$-	$57,296

The above table excludes $4.8 million of cash held in banks.

	December 31, 2009 Fair value measurements using			Total
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
U.S. government agency securities	$49,071	$-	$-	$49,071
Money market accounts	11,546	-	-	11,546

Total assets at fair value	$60,617	$-	$-	$60,617

The above table excludes $3.1 million of cash held in banks.

Short-term Investments

	September 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. government agency securities	$48,932	$30	$-	$48,962

Total	$48,932	$30	$-	$48,962

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. government agency securities	$43,935	$2	$(37)	$43,900

Total	$43,935	$2	$(37)	$43,900

The contractual maturities of the Company’s available-for-sale securities on September 30, 2010 and December 31, 2009 were all due in one year or less except for one government agency security of $5 million at December 31, 2009 due in two years.

3.  INVENTORIES

	September 30, 2010	December 31, 2009
	(In thousands)
Raw materials and subassemblies	$195	$1,653
Work in process	-	45
Finished goods	64	303

Inventories	$259	$2,001

4.  PROPERTY AND EQUIPMENT

	September 30, 2010	December 31, 2009
	(In thousands)
Computer equipment and purchased software	$3,786	$4,458
Machinery and equipment	932	1,909
Furniture and fixtures	630	1,407
Leasehold improvements	881	1,458

Total	6,229	9,232
Less accumulated depreciation	(4,065)	(5,734)

Property and equipment, net	$2,164	$3,498

5.  INTANGIBLES AND OTHER ASSETS

	September 30, 2010	December 31, 2009
	(In thousands)
Patents, technology, and trademarks	$20,778	$19,018
Other assets	292	145

Gross intangibles and other assets	21,070	19,163
Accumulated amortization of patents, technology, and trademarks	(8,917)	(8,266)

Intangibles and other assets, net	$12,153	$10,897

The Company amortizes its intangible assets related to patents, technology and trademarks, over their estimated useful lives, generally 10 years. The estimated remaining annual amortization expense for intangible assets as of September 30, 2010 is as follows:

Estimated Amortization Expense
(In thousands)
2010	$297
2011	1,479
2012	1,410
2013	1,376
2014	1,305
Thereafter	5,994

Total	$11,861

6.  COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30, 2010	December 31, 2009
	(In thousands)
Accrued legal	$441	$509
Income taxes payable	44	40
Other current liabilities	655	2,538

Total other current liabilities	$1,140	$3,087

Deferred revenue	$4,277	$6,336
Customer advances	42	242

Total deferred revenue and customer advances	$4,319	$6,578

7.  LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$16,382	$16,755
Other deferred revenue	1,033	2,096

Long-term deferred revenue	$17,415	$18,851

8.  STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock generally vests over one year. On September 30, 2010, 3,263,593 shares of common stock were available for grant, and there were options to purchase 4,175,510 shares of common stock outstanding, as well as 424,173 RSUs and 18,000 shares of restricted stock outstanding.

General Stock Option Information

The following table sets forth the summary of option activity under the Company’s stock option plans:

Number of Shares
Outstanding at December 31, 2009 (3,247,607 exercisable at a weighted average price of $9.25 per share)	5,041,235
Granted (weighted average fair value of $3.10 per share)	626,835
Exercised	(41,875)
Forfeited and cancelled	(1,450,685)

Outstanding at September 30, 2010	4,175,510

Exercisable at September 30, 2010	2,619,382

Vested and expected to vest at September 30, 2010 using estimated forfeiture rates	4,001,229

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2010 is as follows:

Number of Shares
Beginning balance at December 31, 2009	198,055
Awarded	363,928
Released	(69,021)
Forfeited	(68,789)

Outstanding balance at September 30, 2010	424,173

Vested and expected to vest at September 30, 2010 using estimated forfeiture rates	322,568

Restricted Stock

Restricted stock activity for the nine months ended September 30, 2010 is as follows:

Number of Shares
Beginning balance at December 31, 2009	27,000
Awarded	22,500
Released	(31,500)
Forfeited	-

Ending balance at September 30, 2010	18,000

The assumptions used to value options and award grants and shares under the Company’s Stock Plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Options and Awards	2010	2009	2010	2009
Expected term (in years)	5.2	5.5	5.2	5.5
Volatility	67%	68%	67%	69%
Interest rate	1.5%	2.4%	2.0%	1.9%
Dividend yield	-	-	-	-

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Purchase Plan	2010	2009	2010	2009
Expected term (in years)	0.5	-	0.5	0.5
Volatility	80%	-	80%	109%
Interest rate	0.6%	-	0.6%	0.4%
Dividend yield	-	-	-	-

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Income Statement Classifications

Cost of product sales	$-	$27	$10	$129
Sales and marketing	155	219	546	661
Research and development	199	232	597	945
General and administrative	542	620	1,277	2,014

Total	$896	$1,098	$2,430	$3,749

As of September 30, 2010, there was $10.4 million related to stock options and $2.2 million related to restricted stock awards and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.92 years for options and 2.29 years for RSUs. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three and nine months ended September 30, 2010 and 2009, there were no stock repurchases under this program.

9.  DIVESTITURE, RESTRUCTURING COSTS, AND DISCONTINUED OPERATIONS

Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for an approximate amount of $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company provides certain back-office services to CAE for up to nine months and is being reimbursed for the expenses incurred for such services. Under the license agreement, the Company has licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income in the accompanying condensed consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus from this part of the Company’s business has changed from simulation product sales to licensing fees. During the nine months ended September 30, 2010, the Company recognized a pre-tax loss of approximately $43,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. The cost reimbursements to be received under the Transition Services Agreement are recorded as an off-set to the related operating expense line items. The Company’s agreement with CAE includes quarterly revenue under the license arrangement starting July, 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company does not recognize revenue until the amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

Restructuring Costs

On March 2, 2009, the Company announced that it was relocating its Medical business operations from Gaithersburg, Maryland to San Jose, California. The Company had workforce reductions that were recorded as Medical segment restructuring charges of $187,000 and $998,000 for the three months and nine months ended September 30, 2009, respectively. Total costs for the relocation of the Medical business operations and the workforce reductions were $935,000 for the year ended December 31, 2009 and no further costs were expected beyond December 31, 2009. All of these restructuring costs were paid by December 31, 2009.

In addition, for the three months and nine months ended September 30, 2009, there were reorganizations in the Company’s Touch segment due to business changes causing workforce reductions that resulted in a credit of $6,000 and charges of $534,000, respectively. Total costs for these reorganizations were incurred by December 31, 2009 and no further costs were expected beyond December 31, 2009. All of these restructuring costs were paid by December 31, 2009.

Results of Discontinued Operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. In the three months ended March 31, 2009, the Company sold its CyberGlove and SoftMouse 3D positioning device product families including inventory, fixed assets, and intangibles and has recorded a gain on sale of discontinued operations of $167,000. Negotiated consideration for the sale was $900,000 in the form of cash and notes receivable to be paid through 2013. This consideration has been and will continue to be recognized upon receipt of cash. In the three months ended June 30, 2009, the Company sold its MicroScribe device product family including inventory, fixed assets and intangibles and has recorded a gain on sale of discontinued operations of $20,000. Negotiated consideration for the sale was $1.8 million in the form of cash and notes receivable to be paid through 2013, and the proceeds will be recognized when they are received. Revenues included in discontinued operations of the 3D product line were $1.2 million and $3.5 million for the three months and nine months ended September 30, 2009, respectively. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations. In the three months and nine months ended September 30, 2010, the Company recorded a gain on sale of discontinued operations of $82,000 and $142,000 respectively, from cash received from the sale of our 3D family of products.

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

In January 2009, the Company adopted accounting guidance that provided that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company issued warrants to a third party to purchase shares that had an adjustment feature that allowed for a change in the number of shares subject to issuance and a change in the exercise price under certain circumstances. Quarterly, the Company recalculated the fair value of its warrants using the Black-Scholes option pricing model. For the three months and nine months ended September 30, 2009, the change in the fair value of the warrant liability was a credit of $146,000 and a charge of $491,000 respectively. There was no impact in 2010 as the warrants expired at the end of 2009.

11.  INCOME TAXES

Income tax provisions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Loss from continuing operations before provision for income taxes	$(879)	$(8,831)	$(2,652)	$(24,009)
Provision for income taxes	336	186	1,098	577
Effective tax rate	(38.2)%	(2.1)%	(41.4)%	(2.4)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the nine months ended September 30, 2010 and 2009, are primarily a result of foreign withholding tax expense.

As of September 30, 2010, the Company has unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $661,000 including interest of $34,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $233,000. There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2010. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at September 30, 2010 and December 31, 2009 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

12.  NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Numerator:
Loss from continuing operations	$(1,215)	$(9,017)	$(3,750)	$(24,586)
Gain from discontinued operations, net of tax	82	3	143	591

Net loss used in computing basic and diluted net loss per share	$(1,133)	$(9,014)	$(3,607)	$(23,995)

Denominator:
Shares used in computation of basic and diluted net loss per share
(weighted average common shares outstanding)	28,134	27,994	28,087	27,962
Basic and diluted net loss per share from:
Continuing operations	$(0.04)	$(0.32)	$(0.13)	$(0.88)
Discontinued operations	-	-	-	0.02

Net loss	$(0.04)	$(0.32)	$(0.13)	$(0.86)

As of September 30, 2010 and 2009, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2010 and 2009, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30, 2010	September 30, 2009
Outstanding stock options	4,175,510	5,353,723
Restricted stock and RSUs	424,173	229,749
Warrants	-	428,567

13.  COMPREHENSIVE LOSS

The following table sets forth the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net Loss	$(1,133)	$(9,014)	$(3,607)	$(23,995)
Change in unrealized losses on short-term investments	(7)	3	66	3
Foreign currency translation adjustment	-	4	-	9

Total comprehensive loss	$(1,140)	$(9,007)	$(3,541)	$(23,983)

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its revenue and operating loss. As of April 1, 2010, there is only one segment that is reported to management. The Company develops and markets touch feedback technologies that enable software and hardware developers to enhance realism and usability in their mobility, computing, entertainment, medical, and industrial applications.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. If the settlement is reversed on appeal, the Company intends to defend the lawsuit vigorously.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants filed a motion to dismiss the action on June 15, 2010. The motion is pending.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a purported shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. The enforceability of the demand and the scope of the resulting inspection, if any, have not yet been determined. A one-day trial to determine the enforceability of the demand is currently scheduled for December 2, 2010.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company currently has director and officer insurance coverage that reduces its exposure and enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is indeterminable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management. Specifically, in connection with each transaction, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

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

Royalty and license revenue — We recognize royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed reasonably assured. The terms of the royalty agreements generally require licensees to give us notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license.

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

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are not essential to the functionality of the software, and customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support revenue is recognized over the period of the ongoing obligation which is generally consistent with the contractual term of the time-based license.

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

Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options, awards, and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term and forfeiture rates, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

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

Recovery of Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from our review and assessment of our customers’ ability to make required payments, historical losses, and existing economic conditions. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first nine months of 2010, we capitalized costs associated with patents and trademarks of $1.8 million. Our total amortization expense for the same period was $630,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following discussion and analysis includes our results of operations from continuing operations for the three months and nine months ended September 2010 and 2009. A separate discussion of the 3D product line under discontinued operations has been presented following our analysis of continuing operations. Accordingly, any sales, gross profit, sales and marketing expense, or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion. The operating results for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in continuing operations in the accompanying condensed consolidated financial statements. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. From our medical products, we are continuing to manufacture our Virtual IV product line, but the primary focus from this part of our business is changing from simulation product sales to royalty and license revenue.

Overview

We had a 1% decrease in revenues from continuing operations during the third quarter of 2010 as compared to the third quarter of 2009. The third quarter revenue decrease was primarily due to a 65% decrease in product sales and a 34% decrease in development contract revenues, partially offset by an 81% increase in royalty and license revenue primarily due to increased royalty and license fees from our mobility, integrated circuit, and gaming licensees. We had a 19% increase in revenues from continuing operations during the first nine months of 2010 as compared to the same period of 2009. The nine month revenue increase was primarily due to a 75% increase in royalty and license revenue primarily due to increased royalty and license fees from our mobility, gaming, and integrated circuit licensees, partially offset by a 37% decrease in product sales and a 20% decrease in development contract revenues.

On March 30, 2010 we entered into an agreement with CAE and sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE for approximately $1.6 million and had a loss on the transaction of $43,000. The agreement also provided for the transfer of approximately 34 employees and contractors to CAE as well as distribution agreements and customer relationships. We also entered into a licensing agreement with CAE for the Immersion TouchSense patent portfolio for use in the field of Medical Training.

Our loss from continuing operations was $1.2 million for the third quarter of 2010 compared to a loss from continuing operations of $9.0 million for the third quarter of 2009. The decreased loss was primarily due to increased gross margin from our increased licensing revenue; reduced ongoing expenses from the transfer of product lines to CAE and reductions in personnel; and reduced one-time costs comprised of restructuring costs, inventory write offs, and our internal investigation which was completed in the first quarter of 2010. Our net loss from continuing operations was $3.8 million for the nine months ended September 30, 2010 compared to a net loss from continuing operations of $24.0 million for the nine months ended September 30, 2009. The decrease in net loss was primarily due to the same reasons noted above.

The manufacture and sales of simulator products to the medical training industry has been and will be reduced with the transfer of certain medical product lines to CAE. Revenue for the year ended 2009 for these product lines was approximately $6 million. Due in part to this divestiture, we have achieved certain cost reductions in 2010. For the remainder of 2010, we also expect to continue to focus on the execution of plans in our established businesses. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensee’s products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	September 30,		Change	% Change
REVENUES	2010	2009
	(In thousands)
Three months ended:

Royalty and license	$5,141	$2,841	$2,300	81%
Product sales	1,217	3,467	(2,250)	(65)%
Development contracts and other	189	285	(96)	(34)%

Total Revenues	$6,547	$6,593	$(46)	(1)%

Nine months ended:

Royalty and license	$17,848	$10,202	$7,646	75%
Product sales	6,035	9,518	(3,483)	(37)%
Development contracts and other	848	1,061	(213)	(20)%

Total Revenues	$24,731	$20,781	$3,950	19%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue was due to increases in per unit royalties generated primarily from mobility, integrated circuit, and gaming licensees and also increases in license contracts signed. We expect royalty revenue to be a significant component of our revenue as our technology continues to be included in more products, but we expect to see lower growth rates in the future than we have experienced in the first nine months of 2010.

Based on our litigation conclusion and business agreement entered into with Sony Computer Entertainment in March 2007, we are continuing to recognize approximately $30.0 million as royalty and license revenue from March 2007 through March 2017, which amounts to approximately $750,000 per quarter.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due primarily to a $2.2 million decrease in medical product sales arising mainly from the divesture of certain medical simulation product lines in the period ending March 31, 2010. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. Sales of our Virtual IV medical simulator product also declined compared to the same period in the prior year. We expect medical product sales will continue to decrease for the remainder of 2010 compared to 2009 primarily as a result of the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. Revenue for the three months ended September 30, 2010 and 2009 for the three divested product lines were $0 and $1.8 million, respectively.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts and extended support contracts. The decrease in development contracts and other revenue was mainly attributable to a decrease in contracted engineering services. We continue to transition our engineering resources from certain commercial development contract efforts to technology and product development efforts that focus on leveraging our existing sales and channel distribution capabilities.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter of 2010, revenue generated in North America, Europe, Far East, and Rest of the World represented 41%, 14%, 45%, and 0% of total revenue, respectively, compared to 35%, 12%, 51%, and 2% of total revenue, respectively, for the third quarter of 2009. The shift in revenues among regions was mainly due to a decrease in product sales in all regions as a result of the divestiture of certain medical simulation product lines in the first quarter of 2010. This was offset by an increase in royalty and license revenue in North America. Product sales decreases in the Far East were also partially offset by an increase in royalty and license revenue in the Far East. The increase in royalty and license revenue in the North America and the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices, manufacturers of integrated circuits and gaming licensees.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Royalty and license revenue — The increase in royalty and license revenue was due to increases in per unit royalties primarily from mobility, integrated circuit and gaming licensees and also increases in license contracts signed. In addition, during the second quarter we benefitted from true-up payments in accordance with provisions of our contracts with certain customers in the gaming market.

Product sales — The decrease in product sales was primarily due to a $2.2 million decrease resulting from the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and $1.0 million decrease in sales of our Virtual IV medical simulators. Revenue for the nine months ended September 30, 2010 and 2009 for the three divested product lines was $2.7 million and $5.3 million, respectively.

Development contracts and other revenue — Development contracts and other revenue decreased mainly due to a decrease in the number of individual development contracts and due to a decrease in contracted engineering services.

In the first nine months of 2010, revenue generated in North America, Europe, Far East, and Rest of the World represented 37%, 17%, 44%, and 2%, respectively, compared to 46%, 17%, 36%, and 1%, respectively, for the first nine months of 2009. The shift in revenues among regions was mainly due to a decrease in product sales in North America, Europe and the Far East as a result of the divestiture of certain medical simulation product lines. This was offset by an increase in royalty and license revenue in the Far East and Europe. Product sales decreases in North America were also partially offset by an increase in royalty and license revenue in North America. The increase in royalty and license revenue in Europe was primarily due to increased royalty and license revenue from licensees of mobile devices. The increase in royalty and license revenue in the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices, manufacturers of integrated circuits, automotive licensees, gaming licensees, and touchscreen licensees. The increase in royalty and license revenue in North America was primarily due to increased royalty and license revenue from licensees of gaming licensees, medical licensees, and touchscreen licensees.

	September 30,		Change	% Change
COST OF PRODUCT SALES	2010	2009
	(In thousands)
Three months ended:

Cost of product sales	$457	$3,293	$(2,836)	(86)%
% of total product revenue	38%	95%	(57)%

Nine months ended:

Cost of product sales	$2,587	$6,856	$(4,269)	(62)%
% of total product revenue	43%	72%	(29)%

Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. The decrease in cost of product sales for the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to decreased direct material costs and production costs of $1.0 million, decreased obsolescence expense of $472,000, decreased inventory scrap costs of $457,000, reduced warranty and repair expense of $286,000, reduced overhead costs of $240,000 and decreased freight costs of $181,000. The decrease in direct material, production costs, and freight expense of approximately 77% was mainly due to a similar decrease in product sales. The decrease in obsolescence expense and inventory scrap costs was mainly due to a write-off of medical product parts that did not recur in 2010. The decrease in warranty and repair costs was mainly due to costs relating to medical products that did not recur in 2010. Overhead costs decreased mainly as a result of reduced salary expense from the elimination of operations personnel. Cost of product sales decreased as a percentage of product revenue to 38% in the third quarter of 2010 from 95% in the third quarter of 2009. This decrease is mainly due to the result of the reduced write off of medical inventory parts. With the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines, cost of product sales for medical products are expected to decline in absolute dollars in the future.

The decrease in cost of product sales for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to decreased direct material costs and production costs of $1.0 million, reduced overhead costs of $766,000, decreased obsolescence expense of $758,000, decreased physical inventory write off costs of $620,000, decreased inventory scrap costs of $437,000, reduced warranty and repair expense of $330,000, and decreased freight costs of $201,000. The decrease in direct material, production costs, and freight expense of approximately 34% was mainly due to a similar decrease in product sales. Overhead costs decreased mainly as a result of reduced salary expense from the elimination of operations personnel in the second quarter of 2010. The decrease in obsolescence expense and inventory scrap costs was mainly due to a write-off of medical product parts that did not recur in 2010. The reduction of physical inventory write off costs consisted primarily of physical count to book adjustments of medical demonstration equipment inventory in the second quarter of 2009 that did not recur in 2010. The decrease in warranty and repair costs was mainly due to costs relating to medical products that did not recur in 2010. Year to date, cost of product sales decreased as a percentage of product revenue to 43% in the third quarter of 2010 from 72% in the third quarter of 2009. This decrease is mainly due to the result of the reduced medical physical inventory adjustment expense and the decreased inventory write off of medical inventory parts.

	September 30,		Change	% Change
OPERATING EXPENSES AND OTHER	2010	2009
	($ In thousands)
Three months ended:

Sales and marketing	$1,813	$2,653	$(840)	(32)%

% of total revenue	28%	40%	(13)%

Research and development	$2,007	$2,690	$(683)	(25)%

% of total revenue	31%	41%	(10)%

General and administrative	$3,008	$6,673	$(3,665)	(55)%

% of total revenue	46%	101%	(55)%

Amortization and impairment of intangibles	$211	$243	$(32)	(13)%

% of total revenue	3%	4%	(0)%

Restructuring Costs	$-	$181	$(181)	(100)%

% of total revenue	* %	3%	* %

Nine months ended:

Sales and marketing	$6,077	$10,953	$(4,876)	(45)%

% of total revenue	25%	53%	(28)%

Research and development	$6,473	$10,031	$(3,558)	(35)%

% of total revenue	26%	48%	(22)%

General and administrative	$11,808	$15,899	$(4,091)	(26)%

% of total revenue	48%	77%	(29)%

Amortization and impairment of intangibles	$650	$682	$(32)	(5)%

% of total revenue	3%	3%	(1)%

Restructuring Costs	$-	$1,532	$(1,532)	(100)%

% of total revenue	* %	7%	* %

*	Not meaningful

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits costs, advertising, public relations, trade shows, market development funds, travel, and an allocation of facilities costs. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of sales and marketing expenses in the third quarter of 2010 compared to the comparable period in 2009. Specifically, the decrease in overall sales and marketing expenses was mainly due to decreased compensation, benefits, and overhead of $433,000 primarily due to decreased sales and marketing headcount, decreased travel expense of $194,000 also due to decreased sales and marketing headcount, and decreased marketing, advertising, and public relations costs of $156,000. We expect to continue to focus our sales and marketing efforts on mobile device, touchscreen, and medical market opportunities to build greater market acceptance for our touch technologies.

The decrease in sales and marketing expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in sales and marketing expenses was due to decreased compensation, benefits, and overhead of $2.2 million primarily due to decreased sales and marketing headcount. In addition we had decreased marketing, advertising, and public relations costs of $852,000, decreased sales and marketing travel expense of $733,000 mainly due to decreased sales and marketing headcount, a reduction in the loss on disposal of fixed assets of $658,000 primarily relating to the write-off of demonstration equipment in the second quarter of 2009 that did not recur in 2010, and decreased consulting of $450,000 that was primarily used to supplement our sales and marketing staff.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits costs, consulting fees, tooling and supplies, and an allocation of facilities costs. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of research and development expenses in the third quarter of 2010 compared to the comparable period in 2009. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $591,000 and decreased consulting costs that supplement our engineering staff of $154,000, partially offset by increased lab and prototyping costs of $68,000 mainly to build new prototypes. The decreased compensation, benefits, and overhead expense was primarily due to decreased research and development headcount. Although we have reduced our research and development expenses, we believe that continued significant investment in research and development is critical to our future success, and we expect to make investments in areas of research and technology development to support future growth.

The decrease in research and development expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $2.5 million mainly due to decreased headcount. In addition, we had decreased consulting costs of $855,000, decreased lab, demonstration, and prototyping costs of $68,000, and reduced engineering travel costs of $67,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses in the third quarter of 2010 compared to the comparable period in 2009 was primarily due to decreased legal and professional expenses of $3.5 million and decreased compensation, benefits, and overhead of $167,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, and legal costs resulting from our internal investigation in 2009 which was concluded in the first quarter of 2010. A decrease in litigation expenses also contributed to the overall reduction in legal and professional expenses. The decreased compensation benefits and overhead was primarily due to decreased general and administrative headcount. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.

The decrease in general and administrative expenses for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to decreased legal, professional, and license fee expenses of $2.1 million and decreased compensation, benefits, and overhead of $1.7 million. The decreased legal and professional expenses were primarily due to decreased accounting, audit, and legal costs resulting from our internal investigation in 2009 which was concluded in the first quarter of 2010. A decrease in litigation expenses also contributed to the overall reduction in legal and professional expenses. The decreased compensation, benefits, and overhead expense was primarily due to decreased general and administrative headcount.

Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and trademark amortization along with impairment and write off of intangibles. Amortization and impairment of intangibles decreased in the third quarter of 2010 compared to the comparable period in 2009 primarily due to a decrease in write off of intangibles in 2010. Amortization and impairment of intangibles decreased in the first nine months of 2010 compared to the same period in 2009 primarily due to certain patents becoming fully amortized.

Restructuring — There were no restructuring charges incurred in the third quarter of 2010, nor are any currently anticipated. Restructuring costs of $181,000 in the third quarter of 2009 consisted primarily of severance benefits and costs paid to close down certain facilities in connection with the reduction of workforce of Medical personnel in Montreal Canada.

There were no restructuring charges incurred during the first nine months of 2010. Restructuring costs of $1.5 million in the first nine months of 2009 consisted primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce from our Montreal medical business operations and relocation of the Maryland medical business operations to San Jose. Restructuring costs also included severance benefits paid as the result of the reduction of workforce due to changes in our Touch business.

Change in fair value of warrant liability — In January 2009, we adopted accounting guidance that provided that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. We issued warrants to a third party to purchase shares that had an adjustment feature that allowed for a change in the number of shares subject to issuance and a change in the exercise price under certain circumstances. Quarterly, we recalculated the fair value of our warrants using the Black-Scholes option pricing model. For the three months and nine months ended September 30, 2009, the gain from the change in fair value of the warrant liability was $146,000 and $490,000, respectively. There is no impact for 2010 or future periods because the warrants expired in December 2009.

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, and gains on sales of short-term investments. Interest and other income decreased by $93,000 in the third quarter of 2010 compared to the same period in 2009. Interest and other income decreased by $461,000 in the first nine months of 2010 compared to the same period in 2009. These decreases were primarily the result of decreased interest income due to a reduction of accreted interest income from Sony Computer Entertainment as this interest accretion was complete as the final payment was received at the beginning of 2010, decreased cash equivalents and short-term investments, and reduced interest rates on cash equivalents and short-term investments.

Provision for Income Taxes — We recorded a provision for income taxes for the third quarter of 2010 of $336,000 on pre-tax loss from continuing operations of $879,000, yielding an effective tax rate of (38.2)%. We recorded a provision for income taxes for the third quarter of 2009 of $186,000 on pre-tax loss from continuing operations of $8.8 million, yielding an effective tax rate of (2.1)%. The income tax provision for the third quarters of 2010 and 2009 are primarily due to foreign withholding tax expense which increased as a result of increased revenue in Asia.

For the nine months ended September 30, 2010, we recorded a provision for income taxes of $1.1 million on pre-tax loss from continuing operations of $2.7 million, yielding an effective tax rate of (41.4)%. We recorded a provision for income taxes for the nine months ended September 30, 2009 of $577,000 on pre-tax loss from continuing operations of $24.0 million, yielding an effective tax rate of (2.4)%. The income tax provision for the nine months ended September 30, 2010 and 2009 are primarily due to foreign withholding tax expense.

Discontinued Operations — In the three months ended September 30, 2010, we recorded a gain on the sales of discontinued operations net of tax of $82,000 from additional payments received from the sale of our 3D family of products. This was an increase of $62,000 from what was recorded in the three months ended September 30, 2009. Loss from discontinued operations, net of tax, decreased by $17,000 to $0 in the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during subsequent periods.

Gain from sales of discontinued operations, net of tax, decreased by $65,000 in the nine months ended September 30, 2010 compared to the same period in 2009 due to a reduction in payments received from the sale of our 3D family of products. In the nine months ended September 30, 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale of discontinued operations of $207,000. Accordingly, the operations of the 3D product line has been classified as discontinued operations in the condensed consolidated statement of operations. Gain from discontinued operations, net of tax, decreased by $383,000 in the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to the decrease in activity due to the ceasing of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations during that period.

SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Through March 31, 2010, we managed our business under two operating and reportable segments: Touch and Medical. As discussed in Notes 9 and 14 of the condensed consolidated financial statements, at March 30, 2010 we had divested our Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus for this part of our business has changed from simulation product sales to primarily a licensing model under which we develop and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue.

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

On September 30, 2010, our cash, cash equivalents, and short-term investments totaled $62.1 million, a decrease of $1.6 million from $63.7 million on December 31, 2009.

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

Cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2010 was $1.2 million, a change of $11.8 million from the $13.0 million used during the nine months ended September 30, 2009. Cash used in operations during the nine months ended September 30, 2010 was primarily the result of a net loss of $3.6 million, a decrease of $3.6 million due to a change in deferred revenue and customer advances mainly due to the recognition of previously deferred revenue, a decrease of $829,000 due to a change in accrued compensation and other current liabilities, and a $315,000 decrease in accounts payable resulting from the divestiture of certain medical product lines and the timing of payments to vendors. These decreases were offset by $2.3 million increase due to a change in accounts receivable reflecting the divestiture of certain medical product lines along with successful collection efforts. In addition, there was an increase due to a change in inventories of $860,000 reflecting the divestiture of certain medical product lines and streamlining operations. Cash provided by operations during the nine months ended September 30, 2010 was also impacted by noncash charges and credits of $3.8 million, including $2.4 million of noncash stock-based compensation, $842,000 in depreciation and amortization and $650,000 in amortization and impairment of intangibles.

Cash used in investing operations

Net cash used in investing activities during the nine months ended September 30, 2010 was $5.5 million, compared to the $26.2 million used in investing activities during the nine months ended September 30, 2009, a decrease of $20.7 million. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $34.9 million and offset by maturities of short-term investments of $30.0 million; $1.6 million increase in intangibles primarily due to capitalization of external patent filings and application costs, and an increase of $336,000 used to purchase property and equipment, partially offset by net proceeds from the divestiture of certain medical product lines totaling $964,000.

Cash provided by financing operations

Net cash provided by financing activities during the nine months ended September 30, 2010 was $83,000, a change of $187,000 from the $270,000 provided during the nine months ended September 30, 2009. Cash provided by financing activities during the nine months ended September 30, 2010 was due to the exercise of stock options and warrants.

We anticipate that capital expenditures for the full year ended December 31, 2010 will total less than $1.0 million in connection with anticipated maintenance and upgrades to operations and infrastructure. Cash flows from our discontinued operations have been included in our condensed consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. We believe our existing cash, cash equivalents and short term investments and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of general and administrative expenses, and the continuing market acceptance of our technology. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. There can be no assurance that such funds would be available on terms acceptable to us or at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2009 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$3,266	$737	$2,036	$493	$-

As of September 30, 2010, we had a liability for unrecognized tax benefits totaling $661,000 including interest of $34,000, of which approximately $233,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $62.1 million as of September 30, 2010. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $234,356 in the fair value of our cash equivalents and short-term investments as of September 30, 2010.

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

Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international and export sales that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management with the participation of our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures and determined that the controls put in place for remediating the previously identified material weaknesses with respect to calculation of stock based compensation, inventory control, and fixed asset management have operated effectively for a period of time sufficient to conclude that such material weaknesses have been remediated. In addition, management is continuing the process of remediating the previously identified material weaknesses related to taxes, revenue reporting and adoption of new accounting standards and believes that the Company’s disclosure controls and procedures were not effective as of September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the remedial efforts to address our material weaknesses as described further below, that took place or that were ongoing during the three months ended September 30, 2010, there were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation

We will not be able to assess whether the steps we are taking will fully remedy the material weaknesses in our internal control over financial reporting with respect to taxes, revenue reporting, and adoption of new accounting standards until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness, which we expect to occur at the end of the year at the earliest.

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

We have undertaken the following remedial efforts to address the material weakness in our internal control over financial reporting with respect to adoption of new accounting standards as initially described in “Evaluation of Disclosure Controls and Procedures” in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on February 8, 2010:

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. If the settlement is reversed on appeal, we intend to defend the lawsuit vigorously.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants filed a motion to dismiss the action on June 15, 2010. The motion is pending.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a purported shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. The enforceability of the demand and the scope of the resulting inspection, if any, have not yet been determined. A one-day trial to determine the enforceability of the demand is currently scheduled for December 2, 2010.

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

In connection with the internal investigation conducted by the audit committee into revenue recognition of certain transactions in our Medical line of business, we determined that we did not have adequate internal financial and accounting controls to produce accurate and timely financial statements. Among the material weaknesses identified in our review were material weaknesses related to revenue recognition. In addition, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that we had a material weakness in controls over accounting for income taxes. In reviewing our financial statements in preparation for the restatement we determined that we also had material weaknesses in our controls over accounting for stock-based compensation, the adoption of new accounting standards, inventory control management and accounting for fixed assets, some of which have been remediated as of September 30, 2010. For a further discussion of these material weaknesses, see Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part I, Item 4 of this Form 10-Q. Although we have begun implementing new processes and procedures to improve our internal controls, our Chief Executive Officer and Chief Financial Officer determined that as of September 30, 2010, our internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting in accordance with generally accepted accounting principles in the United States.

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

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SIGNIFICANT PORTION OF OUR REVENUE, AND THE LOSS OF MAJOR CUSTOMERS COULD HARM OUR OPERATING RESULTS.

Three customers accounted for approximately 39% of our total net revenue for the third quarter of 2010 and approximately 34% for the nine months ended September 30, 2010. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

WE HAD AN ACCUMULATED DEFICIT OF $102 MILLION AS OF SEPTEMBER 30, 2010, HAVE A HISTORY OF LOSSES, EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the third quarter of 2010 and 2009, 79% and 43%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2010 and 2009, 72% and 49%, respectively, of our total revenues were royalty and license. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

OUR CUSTOMERS MAY HAVE DIFFICULTIES OBTAINING THE COMPONENTS NECESSARY TO MANUFACTURE HAPTIC-BASED PRODUCTS, WHICH COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes which would harm our business and results of operations. In addition, our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely fashion and at attractive price points may affect our ability to secure customers for these newer products which could harm our business and results of operations.

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

•	multiple conflicting tax laws and regulations;

•	political and economic instability; and

•	an outbreak of hostilities in markets where major customers are located, including Korea.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	the timing of work performed under development agreements;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	development in any pending litigation;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	our ability to develop and improve our technologies;

•	our ability to attract, integrate, and retain qualified personnel; and

•	seasonality in the demand for our products or our licensees’ products.

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

OUR BUSINESS IS SUBJECT TO CHANGING REGULATIONS REGARDING CORPORATE GOVERNANCE AND OTHER COMPLIANCE AREAS THAT WILL INCREASE BOTH OUR COSTS AND THE RISK OF NONCOMPLIANCE.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protect Act, or the Dodd-Frank act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description

10.1*	Offer Letter dated October 1, 2010 by and between Craig Vachon and the Company.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

IMMERSION CORPORATION

By	/s/ Shum Mukherjee
Shum Mukherjee
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Offer Letter dated October 1, 2010 by and between Craig Vachon and the Company.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.