Form 10-K
period 2010-12-31
IMMERSION CORP
filed 2011-03-14
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $95,948,686 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 25, 2011: 28,242,015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2010 FORM 10-K ANNUAL REPORT

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

Overview

Immersion Corporation is a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and market or license a wide range of software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile communications & consumer electronics, automotive, gaming, commercial and industrial, and medical.

Prior to April 2010, we managed these markets under two operating and reportable segments: 1) the Touch Line of Business and 2) the Medical Line of Business. In March 2010, we sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. See Note 12 of the consolidated financial statements. As a result, our business has been consolidated into a single segment and we now operate primarily under a licensing model. As such, we no longer report on a segment basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for further information.

In our target markets we license our technologies to manufacturers who use them in products sold under their own brand names. We and our wholly owned subsidiaries hold more than 1,000 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

Immersion Corporation was incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999.

Our Business Strategy

Our goal is to continue to be the technology and market leader in haptic technologies and drive the adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. Key aspects of our strategy include:

Extending our Technology Leadership Position: We and our wholly owned subsidiaries have a global technology portfolio of over 1000 issued or pending patents. We intend to leverage this technology portfolio, know-how and expertise to extend our leadership position in the haptics and user interface markets. We aim to do this by taking a system-level approach to innovation, which will require us to continuously evolve our technology to provide natural and realistic touch effects, while also inventing new contexts in which users experience haptics. We plan to do this by continuing our investment in research and engineering activities and also through expanding our technology partners and alliances as well as through potential technology acquisitions.

Continuing our Licensing Business Model: We believe the licensing business model is one that provides us with the flexibility to leverage various distribution channels to extend the reach of haptics technology into a broad number of markets. This commitment to a licensing business model will allow us to focus our energy on technology leadership and innovation and provide our customers, licensees and partners with compelling haptic technology and experiences.

Capitalizing on the Trend of Touch Screens in Mobile and Other Markets: The proliferation of touch screen driven device design is a trend that aligns with the value proposition of haptics. Through our technology innovation efforts, our sales and distribution channels and our marketing efforts, we will look to capitalize upon this movement toward touch screen device design by offering existing and new customers haptic solutions that enhance the user experience with touch screen devices.

Expanding Our Customer Relationships: We plan to strengthen and expand our top tier customer relationships in our target markets to develop new haptic experiences that are the most advanced solutions in the market. We plan to do this by developing technology and tools that simplify haptic integration for our customers, as well as offering development tools that extend access to haptic effects to third parties and developers, increasing the accessibility of haptic technology to a broader ecosystem of partners.

Haptics and Its Benefits

In the world of mobile devices, computers, consumer electronics, and digital devices and controls, meaningful haptic (touch) information is limited or missing. For example, when dialing a number or entering text on a conventional touchscreen, users feel only the touchscreen surface, without the subtle, yet confirming sensation they expect from mechanical switches and keyboards.

To supply richer, more meaningful haptic feedback — also known as force feedback, touch feedback, or tactile feedback — electronic input/output devices can be made to generate physical forces. Immersion’s programmable haptic technologies embedded in many types of devices can give users physical sensations appropriate to the situation. We believe the programmability of our haptic products is a key differentiator over purely electro-mechanical systems and can drive the further adoption of cost effective and more reliable digital devices. A programmable device can supply a tactile response appropriate to the context of operation for systems and devices of many types. Programmability also supplies more flexibility in the types of responses that are possible, in upgradeability, in consistent performance that will not degrade over time, and in the potential for personalized settings. Multiple mechanical controls can be consolidated into one versatile programmable control that can save space and improve ergonomics. Conversely, one programmable control device can be implemented to cover many different types of controls with context-appropriate touch feedback, which can reduce or simplify parts in a device.

With Immersion’s haptics, users can feel as though they are interacting with different textures and mass, compliant springs, solid barriers, deep or shallow detents. They can feel the force or resistance as they push a virtual button, scroll through a list or encounter the end of a menu. In a video or mobile game, users can feel the gun recoil, the engine rev, or the crack of the bat meeting the ball. When simulating the placement of cardiac pacing leads, a user can feel the forces that would be encountered when navigating the leads through a beating heart, providing a more realistic experience of performing this procedure. These forces are created by actuators, such as motors, which are built into devices such as joysticks, steering wheels, gamepads, personal music players, mobile phones, robotic surgical systems and medical training simulators. Actuators can also be designed into devices used in automotive, industrial, medical, or retail kiosk and point-of-sale systems, such as digital switches, rotary controls, touchscreens, and touch surfaces. These actuators are combined with software elements to control the actuator behavior to create the haptic sensation.

Understanding that a user experience is the result of a confluence of software and enabling hardware, Immersion has taken a system-level approach to technology development: continuously developing a foundational expertise in haptic technology to provide natural and realistic touch effects while also inventing new contexts in which users experience haptics. Immersion’s patented technologies include software elements, such as real-time software algorithms and authoring tools, and specialized hardware elements, such as motors, sensors, transmissions and control electronics. Together, these software and hardware elements enable tactile sensations that are context appropriate within the applications, creating a compelling user experience. We believe our haptic solutions offer the following benefits:

•	Improved Usability: By restoring the mechanical feel of buttons and controls in devices, our haptic technology provides critical tactile feedback that enhances device usability.
•

Realism: Haptics injects a sense of realism into user experiences, allowing the user to feel the action and nuance of the application. This is particularly relevant in applications that rely on only visual and audio inputs. The addition of tactile feedback provides additional context that translates into a sense of realism for the user.

•

Ease of Integration: Our solutions take a system-level approach that provides our customers with resources in the mechanical integration of haptics as well as the operating system and application integration. At the mechanical level, our solutions come with in-depth design recommendations, as well as a vetted community of approved component vendors. At the OS and application level, we provide integration tools to improve the usability of haptic effects in the device, as well as customization tools for developers to insert or create their own haptic effects.

We believe these features of our haptic technology are broadly applicable to a number of markets and devices. By continuing to enhance these features through further research and development, we believe we will serve as a strategic partner for our customers and partners in helping them develop a more compelling user experience for consumers.

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

We have developed many mechanisms and recommended design solutions to convey forces to the user’s hands or body. These include vibro-tactile actuators, direct-, belt-, gear-, or cable-driven mechanisms and other proprietary devices that supply textures and vibration, resistance, and damping forces to the user.

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

We have developed many software solutions for various operating systems and computing platforms including personal computers, automotive, and mobile handset operating systems. Our inventions include control algorithms for efficiently driving relevant families of actuators (such as spinning mass actuators, linear actuators, and piezo-electric systems) as well as several generations of authoring tools for creating, visualizing, modifying, archiving, and experiencing haptic feedback.

Licensed Solutions

In our target application areas, such as mobile phones, video console gaming, consumer electronics, medical simulation and surgical robotic systems and automotive controls, we license our technologies to OEMs or their suppliers who then include our technologies in products sold under their own brand names. We license our technology solutions under the TouchSense® brand, and have developed a family of TouchSense solutions that address the needs of our target markets.

TouchSense 1000: Targeted to the commercial and industrial and automotive markets, the TouchSense 1000 family offers haptic effects for touch screens, touch panels, and touch surfaces that is optimized for strength in demanding applications and extreme environments.

TouchSense 2000: Targeted to mass market consumer electronic devices such as microwaves, cameras and tablet PCs, the TouchSense 2000 family provides haptic effects for touch screens and touch panels, providing pre-designed haptic effects and UI support along with design recommendations oriented for mass market devices.

TouchSense 3000: Targeted to the mobile communications and consumer electronics market, the TouchSense 3000 family provides precise actuator control to single actuator designs, making it an easy to implement solution that enables over 100 haptic effects.

TouchSense 4000: Building off the TouchSense 3000 family, the TouchSense 4000 family also targets the mobile communications and consumer electronics market by providing controls for higher-fidelity haptic designs which utilize multiple actuators. The TouchSense 4000 family offers a higher level of control, creating the opportunity for an increased number of haptic effects with finer resolution.

TouchSense 5000: Targeted to the mobile communications and consumer electronics market, the TouchSense 5000 family offers haptic controls for high-fidelity piezo and/or smart actuators, creating crisp, realistic and nuanced haptic effects.

TouchSense 6000: Targeted to the gaming and automotive market, the TouchSense 6000 family provides force feedback control for wheels, joysticks and rotary switches.

In addition to our TouchSense solutions, we offer our expertise to our licensees to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, design kits for prototyping, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards. Also, as of February 2011, our TouchSense customers can license our MOTIV™ Development Platform, a software development program designed to improve the mobile user experience through haptics.

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

Platform Independent Solutions — Our software driver and API technology have been designed to be easily ported to a variety of operating systems including Windows, Windows CE, REX (from QUALCOMM), and various Linux platforms including Android, Maemo and VxWorks.

Manufactured Product Solutions

Prior to the divesting of our medical products line of business in March 2010, we produced our products using both contracted and in-house manufacturing. Today, our product solutions are limited to components used for design kits and a single line of business that is manufactured on a “private” label basis for customers, the Virtual IV system (see Products and Markets - Medical). These manufactured products no longer represent a material part of our business.

As previously announced in March of 2010, we divested most of our line of medical simulation products to CAE Healthcare USA Inc. (“CAE”). These products included our:

•	Endoscopy AccuTouch® System;
•	The CathLab VR System; and
•	LapVR System.

Additionally, we divested our line of 3D products in 2009. These products included our:

•	MicroScribe® digitizers;
•	a 3D interaction product line; and
•	SoftMouse® 3D positioning device.

Products and Markets

Mobile Communications and Consumer Electronics — We developed TouchSense® solutions for the mobile phone market and a variety of consumer electronics.

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

Our licensees currently include the top three makers of mobile phones by volume in the world: Nokia, Samsung, and LG Electronics plus others such as Pantech Co., Ltd. and KTF Technologies Inc. In 2010, over 100 million handsets with TouchSense technology were shipped by our licensees. Since its launch in the first handset in 2005, our TouchSense technology has shipped in over 200 million handsets. Notable product announcements during 2010 from our licensees include the N8 mobile phone from Nokia, as well as the Galaxy S and Wave smart phones from Samsung and the LG Optimus mobile phone. We continue to evolve our technology to improve the haptic experience and add value to our licensees and intend to work with emerging haptic enablement technologies to develop superior haptic effects for the mobile environment. Examples of this initiative include the announcement of the TouchSense 5000 product in February 2010, which provides improved user experience through the use of high fidelity actuators, and the February 2011 licensing agreement with Bayer MaterialScience AG (BMS), a haptics technology provider with its affiliate Artificial Muscle, Inc. (AMI) which extends Immersion’s technology to BMS’s electroactive polymer artificial muscle technology.

In February 2011, we announced the MOTIV Development Platform, a software development program designed to improve the mobile user experience through haptics: The MOTIV Development Program consists of two distinct tool sets and the MOTIV™ Integrator, which reduces the manufacturing engineering effort to integrate haptics into the Android mobile OS through an automation process, and the MOTIV SDK, which extends access to haptics effects to the Android development community by offering development tools that allows application developers to design applications that incorporate haptic effects. We intend to expand the capabilities of the MOTIV Development Platform to offer new features and effects that create compelling haptic experiences to our OEMs and the application development community.

For the years ended December 31, 2010, 2009, and 2008, respectively 36%, 29%, and 17% of our total revenues were generated from mobile communications.

In 2010 at the SID International Symposium, we announced a new member of our TouchSense 2000 product line specifically designed for mass market consumer devices, the TouchSense 2100. The TouchSense 2100 is specially designed to provide support for rich user interfaces in today’s consumer devices, particularly small screen applications like personal navigation devices that require a compact form factor, low power draw and rich UI support.

Also in 2010, Immersion’s technology was adopted into a new and emerging product category, the tablet mobile device. In September 2010, Samsung announced its entrance into the tablet market with the Samsung Galaxy Tab, an extension of its Android-based Galaxy family, which incorporates Immersion’s haptic feedback technology. Additionally, in June of 2010, Toshiba introduced the innovative dual-screen, multitouch “ultra-mobile PC”, Libretto-W100, which also incorporates Immersion’s haptic technology.

In 2009, Samsung launched its new dual touchscreen Digital Still Cameras (TL220 and TL225) and P3 portable multimedia player with Immersion haptic feedback technology for touchscreen interactions. In 2008 Cue

Acoustics announced and began shipping a premium AM/FM radio and iPod docking station that includes a TouchSense rotary control module as its primary control mechanism. We intend to expand applications for TouchSense technologies into a broader range of portable devices, including tablet devices, remote controls for home entertainment systems, test and measurement equipment, portable terminals, game devices, and media players.

Gaming Devices — We have licensed our TouchSense intellectual property to Microsoft Corporation for use in its gaming products and to Sony Computer Entertainment Inc. for use in its legacy and current PlayStation console gaming products. We have also licensed our TouchSense intellectual property to over a dozen gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, Inc., to bring haptic technology to PC platforms including Microsoft Windows operating systems, as well as to video game consoles.

In the video game console peripheral market, we have licensed our intellectual property for use in hundreds of spinning mass tactile feedback devices and force feedback devices such as steering wheels and joysticks to various manufacturers including Alliance Sales and Distribution Inc., Bensussen Deutsch & Associates Inc.(“BDA”), Datel Design & Inc., dreamGear LLC, Gemini Industries, Inc., Griffin Marketing and Promotions, Inc., Guillemot Corporation, Hori (U.S.A.), Inc., Intec, Inc., Katana Game Accessories PTE Ltd., Logitech Inc., Mad Catz, Inc., Microsoft Corporation, NYKO Technologies, Inc., Performance Designed Products (“PDP”) (formerly Electro Source LLC) , Razer PTE Ltd, Sony, Sunflex USA Inc., and Uniq Limited. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation, PlayStation 2, and PlayStation 3 from Sony; and the N64, GameCube, and Wii from Nintendo. Currently, products sold to consumers using TouchSense technology include PC joysticks, steering wheels, and gamepads from various licensees.

For the years ended December 31, 2010, 2009, and 2008, respectively 24%, 19%, and 30% of our total revenues were generated from PC and console gaming revenues.

In the arcade entertainment market, our products include steering wheel and joystick control electronics that provide industrial strength and quality force feedback that enable very realistic simulations.

In the casino and bar-top amusement market, we signed an agreement with 3M Touch Systems Inc. in 2005 that allows it to manufacture and distribute its 3M MicroTouch® touch screens with our TouchSense technology.

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

We have licensed our TouchSense rotary technology for use in vehicle controls since 2002. Siemens VDO Automotive (now Continental AG) has licensed our technology for use in the high-end Volkswagen Phaeton sedan and Bentley cars. ALPS Electric Co., Ltd. (“ALPS”), which in February 2011 broadened and extended their licensing agreement to 2016, has produced a haptic rotary control that has been included in the Mercedes-Benz S-Class sedan. ALPS also produced a two-dimensional haptic control module called the Remote Touch controller in the Lexus RX 350 and 450h. These 2010 Lexus models were announced in November 2008 and launched in the U.S. in February 2009. Other licensees of TouchSense technology in the automotive industry include: Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices; Visteon a leading global automotive supplier that designs, engineers, and manufactures innovative climate, interior, electronic, and lighting products for vehicle manufacturers; Volkswagen AG, Europe’s largest automaker; SMK Corporation of Tokyo, a global manufacturer of electromechanical components; and Daesung Electric Co. Ltd., a leading Korean automotive original design manufacturer (ODM) and major supplier to Hyundai and Kia.

For the years ended December 31, 2010, 2009, and 2008, respectively 6%, 6%, and 9% of our total revenues were from automotive customers.

Medical — In March 2010, we sold certain assets of the endoscopy, endovascular, and laparoscopy medical simulation product lines. See Note 12 of the consolidated financial statements for a further discussion.

As a result of this sale of the majority of the medical products business to CAE in March 2010, we currently have a single remaining medical simulation product line, the Virtual IV system, which simulates needle-based procedures such as intravenous catheterization and phlebotomy, and is a jointly developed product with our partner Laerdal Medical A/S.

We have developed and licensed numerous simulation technologies that can be used for medical training and testing. By enabling a medical simulator to more fully engage users’ sense of touch, our technologies can support realistic simulations that are effective in teaching medical students, doctors, and other health professionals what it feels like to perform a given procedure. The use of our simulators allows these professionals to perfect their practice in an environment that poses no risks to patients, where mistakes have no dire consequences, and where animal or cadaver use is unnecessary.

We have developed TouchSense technology for virtual simulators, touchscreens, and touch surfaces appropriate for use in medical simulation and surgical robotics. TouchSense simulation technology enhances motor skills training on medical tasks or techniques, such as suturing and knot tying, and restores the sense of “feel” to interaction such as navigating an airway or maneuvering through the colon, providing users with intuitive and unmistakable confirmation as they complete tasks or techniques. TouchSense touchscreen and touch surface technology provides tactile feedback for otherwise unresponsive surfaces such as an all digital switch or touchscreen. Programmable haptic touchscreen and touch surface controls of many types can be used to provide healthcare professionals with intuitive touch confirmation to deliver critical information in medical devices such as ultrasound machines and vital sign monitoring systems.

In 2009, we entered the robotic surgical market by licensing our TouchSense technology to MAKO Surgical Corp. In March 2010 we expanded our participation in the robotic surgical market by entering into a licensing agreement with SOFAR S.P.A. to incorporate our simulation technology in its ALF-X Laparoscopy telesurgical robot system. We intend to pursue additional licensees to further expand our licensing business into this market.

For the years ended December 31, 2010, 2009, and 2008, respectively 23%, 41%, and 40% of our total revenues were from the medical line of business. The decline in 2010 primarily reflects the decision to divest most of our medical product lines to CAE in March 2010.

Commercial and Industrial — We extended our reach into the commercial and industrial markets through licensing agreements with Densitron Inc. in 2009 and Tastitalia S.r.l. in 2010. While this market does not currently represent a material part of our business, it represents an opportunity for us to leverage our licensing business model to accelerate the adoption of haptics into new markets.

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

Sales and Distribution

Our sales are seasonal with an increase in the first quarter reflecting holiday shipments of our customers with integrated Immersion technology. Both mobile phones and gaming products are subject to shipment increases in the fourth quarter which is reflected in our first quarter revenue. Seasonal fluctuations have not been extremely significant to our overall revenue trends in the past. With mobile phone sales potentially increasing, our business may become more seasonal as we leverage new products and have our technology in additional mobile phone designs.

In the PC and video console gaming, consumer electronics, mobility, and automotive markets, we establish licensing relationships through our business development efforts.

We have signed license agreements with mobile handset manufacturers for the incorporation of TouchSense technology into certain mobile phone handsets.

We employ a consolidated direct sales force in the United States, Europe, and Asia to license our TouchSense software products across our target markets and augment that sales force via partnerships and licensing agreements with component suppliers and system integrators.

In gaming, as part of our strategy to increase our visibility and promote our touch-enabling technology, our consumer-products licensees may also require our licensees to display the TouchSense technology logo on their end products.

In gaming, automotive, commercial and industrial, our touch screen and touch surface products are licensed to large system integrators and OEMs.

In the automotive market, we have licensed our technology to leading automotive component suppliers including Methode Electronics, Inc., ALPS, SMK Corporation, and Visteon as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry. In the commercial and industrial market, we entered into licensing agreements with Densitron Inc. in 2009 and Tastitalia S.r.l. in 2010 as part of our strategy to leverage our licensing business model to broaden the reach of haptics into new markets.

In 2009, we began implementing a strategy to broaden and expand market penetration by licensing our TouchSense technology into several chip manufacturers, including Atmel Corporation, Cypress Semiconductor Corporation, Renesas Technology America, Inc., and Imagis, with the goal that these licensees will broaden their product offerings with the addition of haptics.

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

Research and Development

Our success depends on our ability to invent, improve, and reduce the cost of our technologies in a timely manner; to design and develop products to meet specifications based on research and our understanding of customer needs and expectations; and to collaborate with our licensees who are integrating our technologies into theirs.

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

Application Engineering and Technical Support — We may provide application engineering and technical support during integration of our touch-enabling technology into customer products. To facilitate the validation and adoption of touch-enabling technology, we have developed various design kits. These kits may include actuators, mounting suggestions, controller boards, software libraries, programming examples, and documentation. Our application engineers support customer use of these design kits, including through phone and e-mail technical support and onsite training.

Licensee Interaction — Typically, our development efforts in designing new systems, when the solution is not known beforehand, is structured using a multi-phase approach. Those phases are product definition, concept development, and detail design. In the process of the detail design phase, we work closely with technology partners and may transition the completion of the detail design phase to those partners to carry into the production design phases. Each phase includes formal design reviews and documentation. The development effort is contingent upon successful completion and acceptance of prior phases. This method helps ensure that the customer’s financial risk is minimized and that project deliverables remain consistent with the goals established in the product definition phase.

Product Development Process — In mid-2009 we transitioned from a product design process based on ISO 9001 guidance to the customer-focused Agile Scrum project management process. This process starts with the typical marketing and product requirement stages, with customer and project stakeholder feedback and review at frequent intervals during the development phase, ensuring that the product development team remains nimble and can react quickly to changes in market needs. The process is supported by documentation procedures and tools, design reviews, revision control, quality assurance testing, and formal product release procedures.

Research — We have a dedicated team of researchers and scientists, experts in haptics, user experience design, and multimodal systems, focusing on creating solutions to enable new markets and applications. We have unique multidisciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our team is involved with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value added solutions. This team is highly innovative and energetic, resulting in an ongoing generation of patent applications, actively contributing to the reinforcement of Immersions intellectual property (“IP”) position.

For the years ended December 31, 2010, 2009, and 2008, research and development expenses were $8.7 million, $12.5 million, and $13.1 million respectively. The decrease in research and development expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to the divestiture of the medical simulation product lines.

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

In December of 2010, we announced that we and our wholly owned subsidiaries reached a milestone of over 1,000 currently issued or pending patents in the U.S. and other countries that cover various aspects of our hardware and software technologies. Some of our U.S. patents have begun to expire starting in 2007. We amortize our patents over their estimated useful lives, generally 10 years. Where we believe it is appropriate, we will protect our intellectual property rights through the legal system.

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

Employees

As of December 31, 2010, we had 82 full-time and part-time employees, including 38 in research and development, 18 in sales and marketing, and 26 in legal, finance, and administration. As of that date, we also had 9 independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 10, 2011.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer and member of the Board of Directors	54
Shum Mukherjee	Chief Financial Officer	60
G. Craig Vachon	Chief Commercial Officer	47
Joseph LaValle	Vice President, Sales	61

Mr. Viegas has served as Chief Executive Officer since October 2009 and as a member of the Board of Directors since October 2002. Mr. Viegas was our Chief Executive Officer from October 2002 through April 2008, and President from February 2002 through April 2008. Mr. Viegas was also Chairman of the Board of Directors from October 2007 to February 2009. Mr. Viegas also served as Chief Financial Officer until February 2005, having joined us in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a B.S. in Accounting and an M.B.A. from Santa Clara University. Mr. Viegas is also a Certified Public Accountant (inactive) in the State of California.

Shum Mukherjee joined Immersion as Chief Financial Officer in May of 2010. Prior to joining Immersion, Shum served as EVP and CFO of OpenTV from May 2005 through April 2010, where he managed accounting and reporting, strategic planning and analysis, treasury, tax, audit, investor relations, facilities, IT and program management. Prior to joining OpenTV, Mr. Mukherjee served as EVP and CFO at Genus, Inc. from October 2001 through May 2005, a semiconductor equipment company, responsible for finance, IT and operations. Before that, he served as VP, Finance and Corporate Controller for E*Trade Group, as well as CFO for E*Trade International. In addition, Mr. Mukherjee also served in various financial roles for Raychem Corporation, including Worldwide Group Controller. Mr. Mukherjee holds a Masters degree in Management from the Massachusetts Institute of Technology’s Sloan School of Management, a Masters in Mathematics from the Indian Institute of Technology, Kanpur and a Bachelor’s degree from St. Xavier’s College, India.

Craig Vachon joined Immersion in September 2008 as Vice President and General Manager, Mobility Group. In January 12, 2009. Mr. Vachon was promoted to Senior Vice President and General Manager of the Touch Line of Business, and then effective August 20, 2010, Mr. Vachon was named the company’s Chief Commercial Officer, responsible for all corporate development activities including strategic relationships and partnerships, joint venture opportunities, and mergers and acquisitions. From February 2006 to September 2008, Mr. Vachon served as Vice President of Corporate Development of Atrua Technologies, Inc. where he was charged with identifying and evaluating organic and inorganic opportunities to expand the business and enhance shareholder value. From March 2004 to February 2006, Mr. Vachon served as the CEO and President of Varatouch Technology, Inc., which was acquired by Atrua Technologies, Inc. in February 2006. From November 2001 to November 2003, he served as CEO and Chairman of Sirenic, Inc. Mr. Vachon holds a B.S. in Communication and an M.A. in Business Communication from Emerson College.

Joseph LaValle joined Immersion in August, 2009 as Vice President, Sales of the Touch Line of Business. Mr. LaValle was promoted to Vice President, Sales in August, 2010. From September 2008 through June, 2009, he served as Vice President of Sales at Telegent Systems. He served as Vice President of Sales at SiRF Technology Holdings, Inc. from September 2003 through September 2008. Mr. LaValle spent eight years on assignment in Hong Kong and Tokyo for Intel from May 1998 through August 2003 and Digital Equipment’s semiconductor division from October 1994 through May, 1998. Positions included Director of Asia Pacific Sales for Intel’s Communications Sales Organization, General Manager of the Communications and Embedded Sales Group at Intel Japan, and Director of Asia Pacific Sales for Digital Equipment. Mr. LaValle also held various sales and marketing management positions at 3M. He holds a Bachelor of Arts degree from Wabash College.

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

The current economic conditions could materially hurt our business in a number of ways including, longer sales and renewal cycles, delays in adoption of our products or technologies, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or in the level of sales of products that include our technology. Adverse economic conditions can lead to a reduction in corporate, university, or government budgets for research and development in sectors including the automotive, aerospace, mobility, and medical sectors, which use our products. Sales of our products or technology may be adversely affected by cuts in these research and development budgets.

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

•

inability to sign new gaming licenses if the video console makers choose not to license third parties to make peripherals for their new consoles or if video console makers no longer require peripherals to play video games; and

•

reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Two customers accounted for approximately 24% and 22% of our total revenues for the years ended December 31, 2010 and 2008, respectively. Three customers accounted for approximately 34% of our total revenues for the year ended December 31, 2009. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

We had an accumulated deficit of $105 million as of December 31, 2010, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but five quarters. As of December 31, 2010, we had an accumulated deficit of $105 million. We need to generate significant ongoing revenue to return to profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2010, 2009, and 2008, 75%, 51% and 51%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

Peak demand may fluctuate from quarter to quarter for products that incorporate our technologies, especially in the video console gaming and computer gaming peripherals market. If our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, we may not receive related royalty and license revenue.

We have limited engineering, customer service, technical support, quality assurance and operations resources to design and fulfill favorable product delivery schedules and sufficient levels of quality in support of our different product areas. Products and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

Engineering, customer service, technical support, quality assurance, and operations resources are deployed against a variety of different projects and programs to provide sufficient levels of quality necessary for channels and customers. Success in various markets may depend on timely deliveries and overall levels of sustained quality and customer service. Failure to provide favorable product and program deliverables and quality and customer service levels, or provide them at all, may disrupt channels and customers, harm our brand, and reduce our revenues.

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

The market for certain of our touch-enabling technologies and certain of our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for our touch-enabling technologies and touch-enabled products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions, or the timing of commercial acceptance of these products.

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

Our business depends on generating revenues by licensing our intellectual property rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or the patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 16 to the consolidated financial statements in Item 8 and Item 3 “Legal Proceedings” of Part I.

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

Our ability to achieve revenue growth also depends on our continuing ability to improve and reduce the cost of our technologies, to improve their ease of integration in both hardware and software, and to introduce these technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenue growth may be impaired.

The higher cost of products incorporating our touch-enabling technologies may inhibit or prevent their widespread adoption.

Mobile devices, touchscreens, personal computer and console gaming peripherals, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, Nokia, Samsung, and Sony have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies, together with the higher price to the end customer, may be a significant barrier to their widespread adoption and sale. Accordingly, we may not receive a material amount of royalties from more expensive products.

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

Automobiles and medical devices incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive automotive and medical devices royalties.

The product development process for automobiles and medical devices is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive/medical devices technologies unless and until automobiles/medical devices featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles/medical devices, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle or the option packages if our technology is an option (for example, a navigation unit), which is likely to be determined by many factors beyond our control.

Our international expansion efforts subject us to additional risks and costs.

We currently have sales personnel in Finland, Japan, Korea, Switzerland, Taiwan and the United Kingdom and we intend to expand our international activities. International operations are subject to a number of difficulties and special costs, including:

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

Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business.

We might be unable to retain or recruit necessary personnel, which could slow the development and deployment of our technologies.

Our technologies are complex and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies. Accordingly, our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our management and other key personnel, many of whom would be difficult to replace. Furthermore, we believe that there are a limited number of engineering and technical personnel that are experienced in haptics. Management and other key employees may voluntarily terminate their employment with us at any time upon short notice. The loss of management or key personnel could delay product development cycles or otherwise harm our business.

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

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property injury, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. In addition, even though we have transitioned from the medical products business, we could face product liability claims for products that we have sold or that our successors may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

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

Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. A substantial portion of our research and development activities, operations, our corporate headquarters, and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. An earthquake at or near our facilities could disrupt our operations, delay production and shipments of our products or technologies, and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

We use contract manufacturers and may have difficulties obtaining the products that we need. This could harm our ability to meet our customers’ demand for our products.

We rely on a limited number of contract manufacturers and suppliers for our products. The inability of such contract manufacturers or suppliers to deliver adequate inventory could make it difficult to ship products ordered by our customers. We also have limited influence on contract manufacturers operations. There is risk that the manufacture, quality control, operations, controls, and distribution might not be up to our standards. The occurrence of any of these could harm our business and results of operations.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

We have in the past had material weaknesses in our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure on our part to remedy identified material weaknesses, or any additional delays or errors in our financial reporting, could cause our financial reporting to be unreliable and could have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.

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

Our revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which could cause the price of our common stock to decline. the timing of work performed under development agreements;

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	seasonality in the demand for our products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	development in any pending litigation;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors; and

•	the timing of work performed under development agreements.

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

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

We plan to continue expanding our business, and any significant growth could place a significant strain on our management systems, infrastructure and other resources. We are in the process of considering implementing additional automated system functionality. If we go forward with these system enhancements, we may encounter problems with the implementation of these systems or we may have difficulties preparing or tracking internal information which could adversely affect our financial results. We will need to continue to invest the necessary capital to upgrade and improve our operational, financial and management reporting systems. If our management fails to manage our growth effectively, we could experience increased costs, declines in product quality, or customer satisfaction, which could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a facility in San Jose, California of approximately 48,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, and distribution operations functions. The lease for this property expires in June 2014 and can be extended to June 2018.

We lease a facility in Montreal, Quebec, Canada of approximately 6,416 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for research and development and administration functions. The lease for this property expires in October 2015.

We also lease office space in Seocho-gu, Seoul, Korea; Espoo, Finland; and Zhonghe City, Taipei, Taiwan.

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

Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.

On April 16, 2008, we announced that our wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. On April 15, 2010, Mentice AB, Mentice SA, and Xitact SA (a/k/a Mentice SA) filed a counterclaim against us. On June 3, 2010, we entered into a Settlement, Release, and Patent License Agreement with Simbionix and, on June 11, 2010, the case against Simbionix was dismissed. On November 17, 2010, the case against Mentice was settled and dismissed.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants, including Immersion filed a motion to dismiss the action on June 15, 2010. The motion is pending.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand to which defendants, including Immersion must respond.

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

	High	Low
Fiscal year ended December 31, 2010
Fourth Quarter	$6.74	$5.20
Third Quarter	$6.00	$4.54
Second Quarter	$6.18	$3.50
First Quarter	$5.11	$3.93

Fiscal year ended December 31, 2009
Fourth Quarter	$4.96	$3.42
Third Quarter	$4.66	$3.41
Second Quarter	$5.17	$2.80
First Quarter	$6.10	$2.31

On February 25, 2011, the closing price was $7.07 and there were 134 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Repurchases of Equity Securities

On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time, but the program currently remains available.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$31,124	$27,725	$27,981	$30,140	$22,959
Costs and expenses (1)	35,952	58,181	77,075	(93,138)	32,937
Operating income (loss)	(4,828)	(30,456)	(49,094)	123,278	(9,978)
Income tax benefit (provision) from continuing operations	(1,501)	310	(5,088)	(12,850)	218
Income (loss) from continuing operations	(6,057)	(28,856)	(50,258)	116,027	(11,087)
Gain (loss) from discontinued operations (net of tax)	130	577	(732)	1,059	505
Net income (loss)	(5,927)	(28,279)	(50,990)	117,086	(10,582)
Basic net income (loss) per share
Continuing operations	$(0.22)	$(1.03)	$(1.70)	$4.19	$(0.45)
Discontinued operations	0.01	0.02	(0.02)	0.04	0.02

Total	$(0.21)	$(1.01)	$(1.72)	$4.23	$(0.43)
Diluted net income (loss) per share
Continuing operations	$(0.22)	$(1.03)	$(1.70)	$3.68	$(0.45)
Discontinued operations	0.01	0.02	(0.02)	0.03	0.02

Total	$(0.21)	$(1.01)	$(1.72)	$3.71	$(0.43)
Shares used in calculating net income (loss) per share
Basic	28,113	27,973	29,575	27,662	24,556
Diluted	28,113	27,973	29,575	31,667	24,556

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$61,204	$63,728	$85,743	$138,112	$32,012
Working capital	56,771	61,005	82,972	143,160	33,557
Total assets	80,875	87,834	113,587	167,931	49,623
Long-term debt, less current portion	-	-	-	-	18,122
Long-term customer advance from Microsoft	-	-	-	-	15,000
Total stockholders’ equity (deficit)	53,684	55,741	79,778	142,177	(23,385)

(1) Results include litigation settlements, conclusions, and patent license income (expense) of $(20.8) million, $134.9 million, and $1.7 million for 2008, 2007, and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A,”Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements that could occur after the filing of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, bad debts, inventory, short-term investments, warranty obligations, patents and intangible assets, income taxes, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

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

Royalty and license revenue — We recognize royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed probable. The terms of the royalty agreements generally require licensees to give us notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or on a straight-line basis over the expected term of the license.

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

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are generally not essential to the functionality of the software, and customers may purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support revenue is either recognized over the period of the ongoing obligation which is generally consistent with the contractual term, or when all deliverables including services have been completed.

Stock-based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options, stock awards, and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

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

Short-term Investments

Our short-term investments consist primarily of U.S. treasury bills and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale”. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments as they are available for current operations and reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value, and using the specific identification method, any unrealized gains and losses considered to be temporary in nature are reported as a separate component of other comprehensive income (loss) within stockholders’ equity.

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

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the year ended December 31, 2010, we capitalized costs associated with patents and trademarks of $2.6 million. Our total amortization expense for the same period was $810,000.

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

Results of Operations

Overview of 2010

We continued to invest in research, development, sales, and marketing in our key lines of business. Key events in the year were as follows:

•

We increased our royalty and license revenue by 64%, and our overall revenue by 12% in 2010. We reorganized from two segments and now we currently manage these application areas under one operating and reportable segment.

•

During 2010, we completed our divestiture of our medical simulation product lines. On March 30, 2010 we entered into an agreement with CAE and sold certain assets of the Endoscopy, Endovascular, and Laparoscopy lines to CAE for approximately $1.6 million and had a loss on the transaction of $43,000. The agreement also provided for the transfer of approximately 34 employees and contractors to CAE as well as distribution agreements and customer relationships. Since that time, we stopped shipping and wound down the sales of these lines of medical simulation products. However, we expect to continue to receive revenue due to our licensing agreement with CAE pertaining to haptic-based technology in medical training applications, and we continue to ship Virtual IV medical products.

•

Our loss from continuing operations was $6.1 million for the year ended December 31, 2010 compared to a loss from continuing operations of $28.9 million for the year ended December 31, 2009. The decreased loss was primarily due to increased gross margin from our increased licensing revenue; reduced ongoing expenses from the transfer of product lines to CAE and reductions in personnel; and reduced one-time costs comprised of restructuring costs, inventory write offs in 2009, and the completion of our internal investigation in the first quarter of 2010.

In 2011, we expect royalty revenue to be the major component of our revenue as our technology continues to be included in more products, but we expect to see lower percentage growth rates in the future from royalty and license revenue than we have experienced in 2010. Our success could be limited by several factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Item 1A – “Risk Factors.”

The following table sets forth our statement of operations data as a percentage of total revenues:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Royalty and license	74.7%	51.2%	50.9%
Product sales	21.9	43.0	39.7
Development contracts and other	3.4	5.8	9.4

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	9.3	29.9	26.9
Sales and marketing	25.8	48.1	55.3
Research and development	28.1	45.1	46.7
General and administrative	48.3	78.3	68.8
Amortization and impairment of intangibles	4.0	3.2	3.2
Litigation settlements, conclusions, and patent license	-	-	74.1
Restructuring costs	-	5.3	0.5

Total costs and expenses	115.5	209.9	275.5

Operating loss	(15.5)	(109.9)	(175.5)
Change in fair value of warrant liability	-	1.9	-
Interest and other income	0.9	2.8	15.0
Interest and other expense	-	-	(0.9)

Loss from continuing operations before provision for income taxes	(14.6)	(105.2)	(161.4)
Benefit (provision) for income taxes	(4.8)	1.1	(18.2)

Loss from continuing operations	(19.4)	(104.1)	(179.6)
Discontinued operations, net of provision for income taxes	0.4	2.1	(2.6)

Net Loss	(19.0)%	(102.0)%	(182.2)%

Revenues

			Percent			Percent
	2010	Change	Change	2009	Change	Change	2008
	($ in thousands)
Royalty and license	$23,250	$9,048	64%	$14,202	$(52)	0%	$14,254
Product sales	6,803	(5,121)	(43)%	11,924	814	7%	11,110
Development contracts and other	1,071	(528)	(33)%	1,599	(1,018)	(39)%	2,617

Total revenue	$31,124	$3,399	12%	$27,725	$(256)	(1)%	$27,981

2010 Compared to 2009

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue was due to increases in royalty and license revenue generated primarily from mobility, gaming, integrated circuit and touchscreen, and medical licensees.

Royalty and license revenue increased by 51% for mobility customers primarily due to increases in units shipped. Our technology has been included in more phone models and other devices which contributed to this increase.

Royalty and license revenue increased by 40% for gaming customers primarily due to increases in license fees from existing customers. Also contributing to the increase, during the second quarter of 2010 we benefitted from true-up payments in accordance with provisions of our contracts with certain customers in the gaming market. Based on our litigation conclusion and business agreement entered into with Sony Computer Entertainment in March 2007, we are continuing to recognize approximately $30.0 million as royalty and license revenue from March 2007 through March 2017, which amounts to approximately $750,000 per quarter. We experience seasonally higher revenue due to reporting of holiday sales in the first calendar quarter.

Royalty and license revenue increased by $2.2 million for integrated circuit and touchscreen customers primarily due to royalty revenue from new customers.

Royalty and license revenue increased by $939,000 for medical customers primarily due to license revenue from new customers.

We expect royalty revenue to be a significant component of our revenue as we focus on our licensing model and our technology continues to be included in more products, but we expect to see lower percentage growth rates from royalty and license revenue in the future than we experienced in 2010.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due primarily to a $4.9 million decrease in medical product sales arising mainly from the divesture of certain medical simulation product lines in the period ending March 31, 2010. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. Revenue for the years ended December 31, 2010 and 2009 for the three divested product lines were approximately $4 million and $6 million, respectively. Sales of our Virtual IV medical simulator product also declined by $1.6 million from $3.9 million to $2.3 million when compared to the same period in the prior year. We expect medical product sales will continue to decrease in absolute dollars and as a percentage of total revenues in 2011 compared to 2010, primarily as a result of the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and other abandonments as we completed the transition to a license model and have only one medical product line remaining, the Virtual IV line.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts. Development contracts and other revenue decreased mainly due to a decrease in the number of individual development contracts and due to a decrease in contracted engineering services primarily from mobility and medical customers. We continue to transition our engineering resources from certain commercial development contract efforts to development efforts that focus on leveraging our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to grow significantly in the future.

For the year ended December 31, 2010, revenues generated in North America, Europe, Far East, and Rest of the World represented 37%, 15%, 46%, and 2%, respectively, compared to 47%, 14%, 37%, and 2%,

respectively, for the year ended December 31, 2009. The shift in revenues among regions was mainly due to a decrease in product sales in North America, Europe and the Far East as a result of the divestiture of certain medical simulation product lines. Product sales decreases were offset by an increase in royalty and license revenue in the Far East and Europe. Product sales decreases in North America were also partially offset by an increase in royalty and license revenue in North America. The increase in royalty and license revenue in Europe was primarily due to increased royalty and license revenue from licensees of mobile devices. The increase in royalty and license revenue in the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices, manufacturers of integrated circuits, automotive licensees, and touchscreen licensees. The increase in royalty and license revenue in North America was primarily due to increased royalty and license revenue from gaming licensees, medical licensees, and touchscreen licensees.

The total overall revenue of approximately $31 million is comprised of approximately $4 million from medical product lines transferred to CAE and approximately $1 million of gaming royalty true ups, with the remainder of approximately $26 million representing currently ongoing customers or business.

2009 Compared to 2008

Royalty and license revenue — The decrease in royalty and license revenue was primarily due to a decrease in royalty and license revenue from gaming and automotive licensees, partially offset by increased revenue from licensees of mobile and medical devices. Revenues from gaming customers in 2008 which did not recur in 2009 included previously deferred revenues from ISLLC totaling $1.1 million which was recognized after we concluded our litigation with it. In addition, BMW has removed our technology from certain controller systems, which also caused automotive royalties to decline in 2009 compared to 2008. Also, the revenue from our third-party peripheral gaming licensees included in royalty and license revenue has generally continued to decline primarily due to i) the reduced sales of past generation video console systems due to the launches of the next-generation console models from Microsoft Xbox 360, Sony PlayStation 3 (PS3), and Nintendo Wii, and ii) the decline in third-party market share of aftermarket game console controllers due to the launch of next-generation peripherals by manufacturers of console systems.

Product sales — The increase in product sales was primarily due to an increase in medical product sales of $983,000, partially offset by a decrease in touch product sales of $169,000. Increased medical product sales were mainly due to the recognition of $1.0 million in revenue from an international medical customer for whom revenues could not be recognized until the agreement with the customer was terminated in the third quarter of 2009 partially offset by decreases of other medical product sales. Touch interface product sales decreased primarily due to reduced sales of touchscreen and touch panel components and arcade entertainment products.

Development contracts and other revenue — Development contracts and other revenue decreased mainly due to a decrease in medical contract revenue of $916,000 due to a lower volume of work performed under medical contracts in 2009 compared to 2008.

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

Cost of Product Sales

	2010	Change	% Change	2009	Change	% Change	2008
	($ in thousands)
Cost of product sales	$2,901	$(5,388)	(65)%	$8,289	$773	10%	$7,516
% of product sales	43%			70%			68%

2010 compared to 2009 — Our cost of product sales consists primarily of materials, labor, and overhead. It excludes amortization and impairment of intangibles. There is no cost of product sales associated with royalty and license revenue or development contract revenue. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of cost of product sales in 2010 compared to 2009. Specifically, the decrease in cost of product sales for 2010 as compared to 2009 was primarily due to decreased direct material costs and production costs of $1.5 million, reduced overhead costs of $1.0 million, decreased obsolescence expense of $632,000, decreased physical inventory write off costs of $630,000, decreased inventory scrap costs of $619,000, decreased freight costs of $331,000, reduced warranty and repair expense of $305,000 and reduced royalty expense of $173,000. The decrease in direct material, production costs, and freight expense of approximately 41% was mainly due to a similar decrease in product sales. Overhead costs decreased mainly as a result of reduced salary expense and the related overhead from the outsourcing of manufacturing during 2010 and the elimination of operations personnel in the second quarter of 2010. The decrease in obsolescence expense and inventory scrap costs was mainly due to a write-off of medical product parts that did not recur in 2010. The reduction of physical inventory write off costs consisted primarily of physical count to book adjustments of medical demonstration equipment inventory in the second quarter of 2009 that did not recur in 2010. The decrease in warranty and repair costs was mainly due to costs relating to medical products that did not recur in 2010. Year to date, cost of product sales decreased as a percentage of product revenue to 43% for 2010 from 70% for 2009. This decrease is mainly due to the result of the reduced medical physical inventory adjustment expense, the reduced warranty and repair expense, the decreased inventory write off of medical inventory parts, and the reduced overhead discussed above. With the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines and the outsourcing of all manufacturing operations, cost of product sales for medical products are expected to decline in absolute dollars for 2011.

2009 compared to 2008 — The increase in cost of product sales from 2008 to 2009 was primarily due to an increase in excess and obsolete inventory provisions and scrap expense of $873,000, increased physical inventory write off costs of $601,000, an increase of material and production costs of $363,000, and increased freight costs of $103,000, partially offset by decreased overhead costs of $1.3 million. The increase in obsolescence and inventory scrap expense was mainly due to additional excess and obsolescence write-off and inventory scrap mainly from medical product parts. The physical inventory write off costs primarily consisted of physical count to book adjustments of medical equipment parts in the second quarter of 2009. The increase in direct material costs was mainly a result of increased product sales. Overhead costs decreased mainly as a result of reduced salary expense from decreased headcount. Cost of product sales increased as a percentage of product revenue to 70% in 2009 from 68% in 2008. This increase is mainly due to the increased costs mentioned above, partially offset by the reduced overhead costs from decreased headcount mentioned above.

Expenses

			Percent			Percent
	2010	Change	Change	2009	Change	Change	2008
	($ in thousands)
Sales and marketing	$8,033	$(5,291)	(40)%	$13,324	$(2,148)	(14)%	$15,472
Research and development	8,738	(3,755)	(30)%	12,493	(565)	(4)%	13,058
General and administrative	15,043	(6,676)	(31)%	21,719	2,470	13%	19,249
Amortization and impairment of intangibles	1,237	343	38%	894	6	1%	888
Litigation conclusions and patent license	-	-	*	-	(20,750)	(100)%	20,750
Restructuring costs	-	(1,462)	(100)%	1,462	1,320	930%	142

* Percentage not meaningful.

Sales and Marketing — Our sales and marketing expenses are comprised of employee compensation and benefits, sales commissions, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to the divestiture of the medical simulation product lines, resulting in reduced ongoing expenses. Specifically, the decrease in overall sales and marketing expenses was due to decreased compensation, benefits, and overhead of $2.6 million and decreased travel expense of $843,000, primarily due to decreased sales and marketing headcount. In addition we had decreased marketing, advertising, and public relations costs of $835,000, decreased consulting of $553,000 that was primarily used to supplement our sales and marketing staff, and a reduction in the loss on disposal of fixed assets of $497,000 primarily relating to the write-off of demonstration equipment in the second quarter of 2009 that did not recur in 2010. Although certain sales and marketing expenses will decrease in 2011 due to the divestiture of the medical simulation product lines, we expect that other sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The decrease in sales and marketing expenses in 2009 compared to 2008 was primarily due to decreased compensation, benefits, and overhead of $1.3 million primarily due to decreased sales and marketing headcount; decreased marketing, advertising, and public relations costs of $520,000; decreased employee recruitment expense of $394,000; a decrease in bad debt expense of $371,000; and decreased sales and marketing travel expense of $89,000; partially offset by increased write offs of fixed assets of $506,000 primarily demo equipment resulting from a reconciliation of fixed asset records to the physical inventory at the time of the move of our Medical line of business from Maryland to San Jose.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expense for the year ended December 31, 2010, as compared to the year ended December 31, 2009 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $2.7 million mainly due to decreased headcount. In addition, we had decreased consulting costs of $831,000. Although we have reduced our research and development expenses, we believe that continued significant investment in research and development efforts are critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

The decrease in research and development expenses in 2009 compared to 2008 was primarily due to decreased lab and prototyping expenses of $282,000, decreased employee recruiting expenses of $179,000, and decreased compensation, benefits, and overhead expense of $125,000. The decreased compensation, benefits, and overhead expense was primarily due to decreased research and development headcount.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to decreased legal, professional, and license fee expenses of $4.5 million, decreased compensation, benefits, and overhead of $1.6 million, decreased general and administrative travel of $237,000 and decreased supplies and office expense of $190,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs resulting from our internal investigation in 2009, which was concluded in the first quarter of 2010. A decrease in litigation expenses as certain lawsuits have been settled also contributed to the overall reduction in legal and professional expenses. The decreased compensation, benefits, and overhead; decreased travel expense; and decreased supplies and office expense was primarily due to decreased general and administrative headcount. Although we expect that general and administrative expenses will decrease in 2011 as compared to 2010, we expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.

The increase in general and administrative expenses in 2009 compared to 2008 was primarily due to increased legal, professional, and license fee expense of $1.5 million, increased compensation, benefits, and overhead of $864,000, and loss on fixed assets of $108,000 partially offset by decreased travel costs of $48,000. The increased legal, professional, and license fee expenses were primarily due to increased accounting, audit and legal costs resulting from our internal investigation and restatement costs incurred in 2009, offset by reduced litigation costs of $2.7 million, mainly Microsoft litigation which was settled in 2008. The increased compensation, benefits, and overhead expense was primarily due to changes in executive personnel that resulted in additional costs and increased non-cash stock-based compensation charges.

Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment or write off of abandoned and expired patents. Amortization and impairment of intangibles increased from 2009 to 2010 mainly due to the impairment of certain patents. Amortization and impairment of intangibles increased from 2008 to 2009 primarily due to an increase from the cost and number of new patents being amortized along with the impairment of certain patents partially offset by some intangible assets reaching full amortization.

Litigation Settlements, Conclusions, and Patent License — There were no litigation settlements, conclusions, and patent license expenses in the year ended December 31, 2010. There were no litigation settlements, conclusions, and patent license expenses in the year ended December 31, 2009, which was a decrease of $20.8 million compared to 2008, all of which related to our settlement with Microsoft.

Restructuring — Restructuring charges decreased from 2009 to 2010 as there were no restructuring charges incurred for the year ended December 31, 2010, nor are any currently anticipated. Restructuring costs of $1.5 million for the year ended December 31, 2009 consist primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce from our Montreal medical business operations and relocation of the Maryland medical business operations to San Jose. Restructuring costs in 2009 also included severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment. Restructuring costs for the year ended December 31, 2008 consisted primarily of severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment of $142,000.

Interest and Other Income / Expense

			Percent			Percent
	2010	Change	Change	2009	Change	Change	2008
	($ in thousands)
Change in fair value of warrant liability	$-	$(517)	* %	$517	$517	* %	$-
Interest and other income	274	$(503)	(65)%	777	$(3,397)	(81)%	4,174
Interest and other expense	(2)	$2	(50)%	(4)	$246	(98)%	(250)

* Percentage not meaningful.

Change in fair value of warrant liability — In January 2009, we adopted ASC 815-40, “Contracts in Entity’s own Equity”. For the year ended December 31, 2009, we had a gain from the change in fair value of the warrant liability of $517,000. There was no gain or loss from the change in fair value of the warrant liability for the years ended December 31, 2010 or 2008. We do not expect to have any further charges for a change in the fair value of the warrant liability since the warrants expired in December 2009.

Interest and Other Income — Interest and other income consist primarily of interest income and dividend income from cash, cash equivalents, and short-term investments; accretion of interest income from Sony Computer Entertainment; and interest on notes. Interest and other income decreased in 2010 compared to 2009 primarily due to the reduction of accretion of interest income from Sony Computer Entertainment which was $0 in 2010 compared to $377,000 in 2009. This interest accretion was complete at the end of 2009 as payments were completed. Interest and other income also decreased as a result of decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments.

Interest and other income decreased in 2009 compared to 2008 primarily due to decreased interest income due to a reduction in cash equivalents and short-term investments and reduced interest rates on cash, cash equivalents, and short-term investments. In addition, interest income included the accretion of interest income from Sony Computer Entertainment of $377,000 in 2009 compared to $904,000 in 2008.

Interest and Other Expense — Interest and other expense consists primarily of impairment losses on long term notes receivable which occurred in 2008. Interest and other expense decreased in 2008 from 2009 primarily due to the reduction of impairment losses on long term notes receivable.

Benefit (Provision) for Taxes

	2010	Change	Percent Change	2009	Change	Percent Change	2008
	($ in thousands)
Benefit (provision) for income taxes	$(1,501)	$(1,811)	584%	$310	$5,398	106%	$(5,088)

For the year ended December 31, 2010, we recorded a provision for income taxes of $1.5 million yielding an effective tax rate of (32.9)%. The current year tax provision is reflective of the recording of foreign withholding tax expense. As such, the effective tax rate differs from the statutory rate. For the year ended December 31, 2009, we recorded a benefit for income taxes of $310,000 yielding an effective tax rate of 1.1%. The tax benefit for 2009 is reflective of the recording of a benefit for the alternative minimum tax and net operating loss carrybacks, research and development monetization, valuation allowance on specific deferred tax assets, and foreign withholding tax expense. Accordingly, the effective tax rate differs from the statutory rate. For the year ended December 31, 2008, we recorded a provision for income taxes of $5.1 million yielding an effective tax rate of (11.3)%. The tax provision for the year ended 2008 is reflective of the recording of a full valuation allowance against our entire deferred tax asset balance in the period due to losses in fiscal 2008, the variability of operating results, and near term projected losses. Accordingly, the effective tax rate differs from the statutory rate.

Discontinued Operations

			Percent			Percent
	2010	Change	Change	2009	Change	Change		2008
	($ in thousands)
Gain on sales from discontinued operations	$129	$(108)	46%	$237	$237	*	%	$-
Gain (loss) from discontinued operations	$1	$(339)	100%	$340	$1,072	146%		$(732)

* Percentage not meaningful.

Gain on sales from discontinued operations, net of tax, decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009 due to a reduction in payments received from the sale of our 3D family of products. During 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale from discontinued operations of $237,000 in 2009. Accordingly, the operations of the 3D product line have been classified as discontinued operations in the consolidated statement of operations. Gain (loss) from discontinued operations, net of tax, decreased for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to the shutdown of 3D operations in the quarter ended March 31, 2009 resulting in reduced sales volumes and costs and expenses associated with 3D operations after that period. We expect to have ongoing gains on sales from discontinued operations as we receive proceeds on notes receivable.

Gain on sales from discontinued operations, net of tax, increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to the sale of the 3D operations in 2009. Gain (loss) from discontinued operations, net of tax, increased for the year ended December 31, 2009 compared to the same period in 2008, primarily due to asset impairment charges associated with 3D operations that occurred during 2008, but not 2009.

Segment Results

Through March 31, 2010, we managed our business under two operating and reportable segments: Touch and Medical. As discussed in Notes 12 and 17 of the consolidated financial statements, at March 30, 2010, we had divested our Endoscopy, Endovascular, and Laparoscopy product lines. We continue to sell a limited amount of product, but the primary focus of our business has changed from simulation product sales to primarily a licensing model under which we develop and license a wide range of haptic-related software and patented technologies that generate license and royalty revenue.

As of April 1, 2010, we have reorganized into one segment and there is no longer separate management, development, operations, or administrative personnel specifically for medical operations or product lines.

As such, segment information previously reported under our Medical and Touch segments has been eliminated and all discussion of our business is included in discussions of our company as a whole.

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

As of December 31, 2010, our cash, cash equivalents, and short-term investments totaled $61.2 million, a decrease of $2.5 million from $63.7 million on December 31, 2009.

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

Cash used in operating activities — Net cash used in operating activities during 2010 was $1.8 million, an improvement of $16.5 million from the $18.3 million used in operating activities during 2009. Cash used in operating activities during 2010 was primarily the result of a net loss of $5.9 million, a decrease of $4.4 million due to a change in deferred revenue and customer advances mainly due to the recognition of previously deferred revenue, a decrease of $902,000 due to a change in accounts payable resulting from the divestiture of certain medical product lines and the timing of payments to vendors, and a decrease of $300,000 due to a changes in other assets and other items. These decreases were offset by an increase of $2.2 million due to a change in accounts receivable, an increase of $713,000 due to a change in inventories, an increase of $651,000 due to a change in prepaid expenses and other current assets and an increase of $333,000 due to a change in accrued compensation and other current liabilities. Accounts receivable decreased primarily due to the divestiture of certain medical product lines along with successful collection efforts. Inventory decreased primarily reflecting the divestiture of certain medical product lines and streamlining operations. Prepaid expenses and other current assets changed primarily due to the recognition and reduction of certain deferred items. Accrued compensation and other current liabilities changed due to the divestiture of certain medical product lines and the timing of payments. Cash used in operating activities during 2010 was also impacted by noncash charges and credits of $5.7 million, including $3.4 million of noncash stock-based compensation, $1.2 million in amortization and impairment of intangibles, and $1.1 million in depreciation and amortization.

Net cash used in operating activities during 2009 was $18.3 million, a change of $12.1 million from the $30.4 million used in operating activities during 2008. Cash used in operating activities during 2009 was primarily the result of a net loss of $28.3 million, a decrease of $1.7 million due to a change in accrued compensation and other current liabilities due to the timing of payments and a decrease of $1.4 million due to a change in accounts payable due to the timing of payments. These decreases were offset by an increase of $3.4 million due to a change in accounts receivable, an increase of $1.4 million due to a change in inventories and an increase of $1.4 million due to a change in deferred revenue and customer advances. Accounts receivable decreased primarily due to the timing of sales during the year and increased collection efforts. Inventory decreased primarily due to the changed forecasts affecting inventory purchases and inventory obsolescence and scrapping. Cash provided by operating activities during 2009 was also impacted by noncash charges and credits of $6.7 million, including $4.5 million of noncash stock-based compensation, $1.6 million in depreciation and amortization, $894,000 in amortization and impairment of intangibles, an increase to loss on disposal of equipment of $726,000, partially offset by a credits from the change in market value of warrant liability of $517,000 and gain on sales of discontinued operations of $237,000.

Cash used in investing activities — Net cash used in investing activities during 2010 was $6.2 million, compared to the $26.9 million used in investing activities during 2009, a decrease of $20.7 million. Net cash used in investing activities during 2010 consisted of an increase in proceeds from maturities of available-for-sale investments of $44.0 million, offset by purchases of available-for-sale investments of $48.9 million; $2.3 million used to purchase intangibles, primarily due to capitalization of external patent filing and application costs, and an increase of $345,000 used to purchase property and equipment, partially offset by net proceeds from the divestiture of certain medical product lines totaling $964,000. Net cash used in investing activities during 2009 was $26.9 million, compared to the $25.3 million provided by investing activities during 2008, a decrease of $52.2 million. Net cash used in investing activities during 2009 consisted of an increase in proceeds from maturities of available -for- sale investments of $75.0 million, offset by purchases of available -for- sale investments of $98.0 million; $2.6 million used to purchase intangibles, primarily due to capitalization of external patent filing and application costs, and a $1.6 million increase in purchases of property and equipment.

Cash provided by financing activities — Net cash provided by financing activities during 2010 was $418,000 compared to $278,000 provided during 2009, or a $140,000 increase from the prior year. Net cash provided by financing activities for 2010 consisted of exercises of stock options and warrants. Net cash provided by financing activities during 2009 was $278,000 compared to $16.6 million used during 2008, or a $16.9 million decrease from the prior year. Net cash provided by financing activities for 2009 consisted of issuances of common stock and exercises of stock options and warrants.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We expect that there will be fewer needs of our working capital in 2011 compared to 2010 due to the divestiture of the medical simulation product lines. We will continue to protect and defend our extensive intellectual property portfolio, which could result in increased use of cash. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2011 will be less than $500,000. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2011 will be approximately $3 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$2,573	$748	$1,322	$503	$-
Purchase Obligations	884	884	-	-	-

Total	$3,457	$1,632	$1,322	$503	$-

At December 31, 2010, we had a liability for unrecognized tax benefits totaling $664,000 including interest of $36,000, of which approximately $236,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents, Short-term Investments, and Long-Term Investments — We have cash equivalents and short-term investments of $56.3 million as of December 31, 2010. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $231,000 decrease in the fair value of our cash equivalents, short-term investments, and long-term investments as of December 31, 2010.

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

IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 11, 2011

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,243	$19,828
Short-term investments	48,961	43,900
Accounts receivable (net of allowances for doubtful accounts of:
2010 – $97; 2009 – $207)	815	2,988
Inventories	406	2,001
Deferred income taxes	342	248
Prepaid expenses and other current assets	3,821	4,474

Total current assets	66,588	73,439
Property and equipment, net	1,931	3,498
Intangibles and other assets, net	12,356	10,897

Total assets	$80,875	$87,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$393	$1,382
Accrued compensation	3,507	1,387
Other current liabilities	1,488	3,087
Deferred revenue and customer advances	4,429	6,578

Total current liabilities	9,817	12,434
Long-term deferred revenue	16,494	18,851
Deferred income tax liabilities	342	248
Other long-term liabilities	538	560

Total liabilities	27,191	32,093

Commitments and contingencies (Notes 9 and 16)
Stockholders’ equity:
Common stock and additional paid-in capital - $0.001 par value; 100,000,000 shares authorized; shares issued: December 31, 2010- 31,016,812 and December 31, 2009 - 30,786,156; shares outstanding: December 31, 2010 – 28,228,603 and December 31, 2009 – 27,999,593	176,515	172,679
Warrants	-	11
Accumulated other comprehensive income	120	66
Accumulated deficit	(104,553)	(98,626)
Treasury stock at cost: December 31, 2010 2,788,209 shares and 2009 2,786,563 shares	(18,398)	(18,389)

Total stockholders’ equity	53,684	55,741

Total liabilities and stockholders’ equity	$80,875	$87,834

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Royalty and license	$23,250	$14,202	$14,254
Product sales	6,803	11,924	11,110
Development contracts and other	1,071	1,599	2,617

Total revenues	31,124	27,725	27,981

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	2,901	8,289	7,516
Sales and marketing	8,033	13,324	15,472
Research and development	8,738	12,493	13,058
General and administrative	15,043	21,719	19,249
Amortization and impairment of intangibles	1,237	894	888
Litigation settlements, conclusions, and patent license	-	-	20,750
Restructuring costs	-	1,462	142

Total costs and expenses	35,952	58,181	77,075

Operating loss	(4,828)	(30,456)	(49,094)
Change in fair value of warrant liability	-	517	-
Interest and other income	274	777	4,174
Interest and other expense	(2)	(4)	(250)

Loss from continuing operations before provision for income taxes	(4,556)	(29,166)	(45,170)
Benefit (provision) for income taxes	(1,501)	310	(5,088)

Loss from continuing operations	(6,057)	(28,856)	(50,258)

Discontinued operations (Note 12) :
Gain on sales from discontinued operations, net of provision for income taxes of $65, $0 and $0	129	237	-
Gain (loss) from discontinued operations, net of provision for income taxes of $0, $216, and $0	1	340	(732)

Net loss	$(5,927)	$(28,279)	$(50,990)

Basic and diluted net loss per share:
Continuing operations	$(0.22)	$(1.03)	$(1.70)
Discontinued operations	0.01	0.02	(0.02)

Total	$(0.21)	$(1.01)	$(1.72)

Shares used in calculating basic and diluted net loss per share	28,113	27,973	29,575

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders Equity	Total Comprehensive Income (Loss)
	Shares	Amount				Shares	Amount
Balances at January 1, 2008	30,389,850	$160,862	$1,731	$137	$(20,553)	-	$-	$142,177
Net loss					(50,990)			(50,990)	$(50,990)
Foreign currency translation adjustment				(39)				(39)	(39)
Unrealized gain (loss) on available-for-sale securities, net of taxes				11				11	11

Comprehensive loss									$(51,018)

Issuance of stock for ESPP purchase	47,158	330						330
Exercise of stock options	237,037	1,253						1,253
Stock based compensation		5,327						5,327
Tax benefits from stock-based compensation		98						98
Treasury stock purchases						2,786,563	(18,389)	(18,389)

Balances at December 31, 2008	30,674,045	$167,870	$1,731	$109	$(71,543)	2,786,563	$(18,389)	$79,778

Cumulative effect of change in accounting principle			(1,713)		1,196			(517)
Net loss					(28,279)			(28,279)	$(28,279)
Foreign currency translation adjustment				11				11	11
Unrealized gain (loss) on available-for-sale securities, net of taxes				(54)				(54)	(54)
Comprehensive loss									$(28,322)

Issuance of stock for ESPP purchase	30,376	134						134
Exercise of stock options	71,207	145						145
Release of Restricted Stock Units	10,528	64						64
Expiration of warrants		7	(7)					-
Stock based compensation		4,459						4,459

Balances at December 31, 2009	30,786,156	$172,679	$11	$66	$(98,626)	2,786,563	$(18,389)	$55,741

Net loss					(5,927)			(5,927)	$(5,927)
Unrealized gain (loss) on available-for-sale securities, net of taxes				54				54	54
Comprehensive loss									$(5,873)

Repurchase of stock						1,646	(9)	(9)
Exercise of stock options	130,135	427						427
Release of Restricted Stock Units	100,521	469						469
Expiration of warrants			(11)					(11)
Stock based compensation		2,940						2,940

Balances at December 31, 2010	31,016,812	$176,515	$-	$120	$(104,553)	2,788,209	$(18,398)	$53,684

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,927)	$(28,279)	$(50,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,095	1,563	1,210
Amortization and impairment of intangibles	1,237	894	888
Stock-based compensation	3,409	4,524	5,327
Excess tax benefits from stock-based compensation	-	-	(220)
Realized gain on short-term investments	-	-	(81)
Change in fair market value of warrant liability	-	(517)	-
Allowance (recovery) for doubtful accounts	(40)	(229)	351
Loss on disposal of equipment	90	726	93
Loss on divestiture	43	-	-
Gain on sales of discontinued operations	(129)	(237)	-
Changes in operating assets and liabilities:
Accounts receivable	2,213	3,355	(1,012)
Inventories	713	1,395	(1)
Deferred income taxes	(94)	63	7,295
Prepaid expenses and other current assets	651	(131)	(1,310)
Other assets	(300)	11	12
Accounts payable	(902)	(1,441)	1,473
Accrued compensation and other current liabilities	333	(1,702)	2,384
Income taxes payable	15	4	(415)
Deferred revenue and customer advances and long-term customer advance from Microsoft	(4,394)	1,398	6,140
Other long-term liabilities	188	285	(1,508)

Net cash used in operating activities	(1,799)	(18,318)	(30,364)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(48,854)	(97,980)	(59,242)
Proceeds from maturities of available-for-sale investments	44,000	75,000	89,978
Net proceeds from divestiture	964	-	-
Additions to intangibles	(2,321)	(2,589)	(2,394)
Proceeds from the sale of property and equipment	160	-	-
Purchases of property and equipment	(345)	(1,569)	(3,090)
Proceeds from sales of discontinued operations	192	237	-

Net cash provided by (used in) investing activities	(6,204)	(26,901)	25,252

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	-	134	330
Exercise of stock options and warrants	427	144	1,253
Excess tax benefits from stock-based compensation	-	-	220
Purchases of treasury stock	(9)	-	(18,389)

Net cash provided by (used in) financing activities	418	278	(16,586)

Effect of exchange rates on cash and cash equivalents	-	-	(26)

Net decrease in cash and cash equivalents	(7,585)	(44,941)	(21,724)
Cash and cash equivalents:
Beginning of year	19,828	64,769	86,493

End of year	$12,243	$19,828	$64,769

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(34)	$(54)	$(1,586)

Supplemental disclosure of noncash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$618	$351	$605

Shares issued under company stock plans	$469	$64	$ -

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries, Immersion Canada Inc., Immersion International, LLC, and Immersion Medical, Inc. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Short-term Investments

The Company’s short-term investments consist primarily of U.S. treasury bills and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies debt securities with readily determinable market values as “available-for-sale.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.

The Company recognizes an impairment charge in the consolidated statement of operations when a decline in value is judged to be other than temporary based on the specific identification method. Other-than-temporary impairment charges exist when the Company has the intent to sell the security or it will more likely than not be required to sell the security before anticipated recovery.

Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from its review and assessment of its customers’ ability to make required payments. The Company reviews its trade receivables by aging categories to identify significant customers with known disputes or collection issues. Accounts receivable are charged to the allowance for doubtful accounts when deemed uncollectible or sent to a collection agency. For accounts not specifically identified, the Company provides reserves based on historical levels of credit losses and reserves as well as any known trends or uncertainties.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to purchased intangible assets, the Company capitalizes the external legal and filing fees associated with its patents and trademarks. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years. Amortization commences when a patent is granted.

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

Product Warranty

The Company sells its products with warranties typically ranging from three to twelve months. The Company records the estimated warranty costs when the revenue is recognized. Historically, warranty-related costs have not been significant.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Royalty and license revenue — The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed probable. The terms of the royalty agreements generally require licensees to give the Company notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. The Company recognizes license fee revenue for licenses to intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or on a straight-line basis over the expected term of the license.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant.

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in some cases, post contract customer support. For arrangements that include software and professional services, the services are generally not essential to the functionality of the software, and customers may purchase consulting services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when all deliverables including services have been completed.

Advertising

Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was as follows:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Advertising expense	$13	$78	$229

Research and Development

Research and development costs are expensed as incurred. The Company has sometimes generated revenues from development contracts with commercial customers that have enabled it to accelerate its own product development efforts. Such development revenues have only partially funded the Company’s product development activities, and the Company generally retains ownership of the products developed under these arrangements. As a result, the Company classifies all development costs related to these contracts as research and development expenses.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other items of comprehensive income. The Company’s other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The components of accumulated other comprehensive income are as below.

	December 31,
	2010	2009	2008
	(In thousands)
Net unrealized gains (losses) on short-term investments	$19	$(35)	$19
Foreign currency translation adjustment	101	101	90

Accumulated other comprehensive income	$120	$66	$109

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. The Company invests primarily in money market accounts and highly liquid debt instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company sells products primarily to companies in North America, Europe, and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s products; market acceptance of the Company’s and its licensees’ products under development; the availability of contract

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing capacity; development of sales channels; litigation or other claims in which the Company is involved; the ability to successfully assert its patent rights against others; the impact of changing economic conditions; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable and accounts payable. Cash equivalents and short term investments are stated at fair value based on quoted market prices. The recorded cost of accounts receivable and accounts payable approximate the fair value of the respective assets and liabilities.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is U. S. dollars. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries and foreign currency transaction gains and losses are included in earnings.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is required to adopt ASU 2009-13 (update to ASC 605) as of January 1, 2011, and is currently evaluating the potential impact, if any, of the adoption on its consolidated results of operations and financial condition.

In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) has an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company is required to adopt ASC 2009-14 (update to ASC 605) as of January 1, 2011, and is currently evaluating the potential impact, if any, of the adoption on its consolidated results of operations and financial condition.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

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

Financial instruments measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are classified based on the valuation technique in the table below:

	December 31, 2010 Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
U.S. government securities	$48,961	$-	$-	$48,961
Money market accounts	7,356	-	-	7,356

Total assets at fair value	$56,317	$-	$-	$56,317

The above table excludes $4.9 million of cash held in banks.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009 Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
U.S. government and government agency securities	$49,071	$-	$-	$49,071
Money market accounts	11,546	-	-	11,546

Total assets at fair value	$60,617	$-	$-	$60,617

The above table excludes $3.1 million of cash held in banks.

The following table provides a summary of changes in fair value in the Level 3 financial instrument for the twelve months ended December 31, 2009:

Year ended December 31, 2009
Warrant Derivative Liability	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(In thousands)
Balances, beginning of the period, January 1, 2009	$517
Change in fair value
Included in net loss	(517)

Balances, end of period	$-

Short-term Investments

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. government securities	$48,942	$19	$-	$48,961

Total	$48,942	$19	$-	$48,961

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. government and government agency securities	$43,935	$2	$(37)	$43,900

Total	$43,935	$2	$(37)	$43,900

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of the Company’s available-for-sale securities on December 31, 2010 and December 31, 2009 were all due in one year or less except for one government security of $5 million at December 31, 2009 due in two years.

3.  Accounts Receivable

	December 31,
	2010	2009
	(In thousands)

Trade accounts receivable	$459	$2,565

Receivables from vendors and other	356	423

Accounts receivable	$815	$2,988

4.  Inventories

	December 31,
	2010	2009
	(In thousands)
Raw materials and subassemblies	$281	$1,653
Work in process	-	45
Finished goods	125	303

Inventories	$406	$2,001

5.  Property and Equipment

	December 31,
	2010	2009
	(In thousands)
Computer equipment and purchased software	$3,807	$4,458
Machinery and equipment	815	1,909
Furniture and fixtures	630	1,407
Leasehold improvements	881	1,458

Total	6,133	9,232
Less accumulated depreciation	(4,202)	(5,734)

Property and equipment, net	$1,931	$3,498

6.  Intangibles and Other Assets

	December 31,
	2010	2009
	(In thousands)
Patents and trademarks	$21,074	$19,018
Other assets	295	145

Gross intangibles and other assets	21,369	19,163
Accumulated amortization of patents and trademarks	(9,013)	(8,266)

Intangibles and other assets, net	$12,356	$10,897

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. Amortization of intangibles excluding impairments was as follow:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Amortization of Intangibles - excluding impairments	$810	$827	$842

The estimated remaining annual amortization expense for intangible assets assuming no future acquisitions, write-offs, or impairment charges as of December 31, 2010 is as follows:

Estimated Amortization Expense
(In thousands)
2011	$900
2012	1,100
2013	1,300
2014	1,300
2015	1,300
Thereafter	6,200

Total	$12,100

Patents in process included in Patents and Technology were as follows:

	December 31,
	2010	2009
	(In thousands)
Patents in process	$7,382	$6,989

7.  Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2010	2009
	(In thousands)
Accrued legal	$543	$509
Income taxes payable	55	40
Other current liabilities	890	2,538

Total other current liabilities	$1,488	$3,087

Deferred revenue	$4,390	$6,336
Customer advances	39	242

Total deferred revenue and customer advances	$4,429	$6,578

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Long-term Deferred Revenue

Long-term deferred revenue consisted of the following:

	December 31, 2010	December 31, 2009
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$15,632	$16,755
Other deferred revenue	862	2,096

Long-term deferred revenue	$16,494	$18,851

9.  Commitments

The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2015. The Company’s lease for its primary facilities in San Jose, California expires in June, 2014 and can be extended to June, 2018.

Minimum future lease payments and non-cancellable unconditional purchase obligations are as follows:

	Operating Leases	Purchase Obligations
	(In thousands)
2011	$748	$884
2012	651	-
2013	671	-
2014	402	-
2015	101	-
Thereafter	-	-

Total	$2,573	$884

Rent expense was as follows:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Rent expense	$703	$986	$1,192

10.  Stock-based Compensation

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors, and to align stockholder and employee interests. Essentially all of the Company’s employees participate in the equity incentive program. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, directors, and consultants. Since inception, the Company has approved programs that allow the recipient the right to purchase up to 21,095,474 shares of its common stock. Under these programs, stock options may be granted at prices not

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

less than the fair market value on the date of grant for incentive stock options and not less than 85% of fair market value on the date of grant for nonstatutory stock options. These options generally vest over 4 years and expire 10 years from the date of grant. RSUs generally vest over 3 years. Restricted stock awards generally vest over 1 year.

December 31,
2010
Common stock shares available for grant	3,243,622

Common stock options outstanding	4,000,526
Restricted stock awards and units outstanding	435,923

On June 6, 2007, the Company’s stockholders approved the Immersion Corporation 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan replaced the Company’s 1997 Stock Option Plan (the “1997 Plan”). Effective June 6, 2007, the 1997 Plan was terminated. Under the 2007 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, and other stock-based or cash-based awards to employees and consultants. The 2007 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock, and RSUs to non-employee members of the Company’s Board of Directors and deferred compensation awards to officers, directors, and certain management or highly compensated employees. The 2007 Plan authorizes the issuance of 2,303,232 shares of the Company’s common stock, and up to an additional 1,000,000 shares subject to awards that remain outstanding under the 1997 Plan as of June 6, 2007 and which subsequently terminate without having been exercised or which are forfeited to the Company.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 500,000 shares of common stock are reserved for issuance under the ESPP plus an automatic annual increase on each January 1 hereafter through January 1, 2010 by an amount equal to the lesser of 500,000 shares per year or a number of shares determined by the Board of Directors. As of December 31, 2010, 428,189 shares had been purchased since the inception of the ESPP. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP. No shares were purchased under the ESPP in 2010.

On January 1, 2009, 500,000 additional shares were reserved for issuance upon the exercise of purchase rights that may be granted under the ESPP Plan.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table sets forth the summary of option activity under the Company’s stock option program:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Outstanding at January 1, 2008 (3,774,245 exercisable at a weighted average price of $9.11 per share)	6,014,370	9.11
Granted (weighted average fair value of $4.84 per share)	2,438,775	8.43
Exercised	(237,037)	5.29
Cancelled	(1,206,441)	8.35

Outstanding at December 31, 2008 (4,055,180 exercisable at a weighted average price of $9.35 per share)	7,009,667	9.13
Granted (weighted average fair value of $2.1937 per share)	2,066,533	3.69
Exercised	(71,207)	2.03
Cancelled	(3,963,758)	7.88

Outstanding at December 31, 2009 (3,247,607 exercisable at a weighted average price of $9.25 per share)	5,041,235	7.99
Granted (weighted average fair value of $3.1085 per share)	662,185	5.37
Exercised	(130,135)	3.28
Cancelled	(1,572,759)	11.67

Outstanding at December 31, 2010	4,000,526	$6.26	6.39	$5.5 million

Exercisable at December 31, 2010	2,541,701	$6.80	5.03	$2.9 million

Vested and expected to vest at December 31, 2010 using estimated forfeiture rates	3,798,092	$6.32	6.25	$5.1 million

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2010. The aggregate intrinsic value of options exercised under the Company’s stock option plans, determined as of the date of option exercise was $307,920, $174,200, and $786,800 for the years ended December 31, 2010, 2009, and 2008, respectively.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20 - $3.18	383,740	3.43	$1.99	341,872	$1.88
3.85 - 3.85	600,000	8.87	3.85	175,000	3.85
4.03 - 5.10	581,417	8.18	4.76	173,646	4.37
5.17 - 5.65	419,866	8.85	5.56	71,124	5.48
5.71 - 6.11	416,300	4.90	6.01	344,112	6.02
6.23 - 7.00	658,554	3.70	6.92	652,179	6.92
7.02 - 9.01	415,739	6.99	8.40	309,820	8.41
9.04 - 15.12	419,910	5.62	10.93	384,470	10.77
16.57 - 16.57	100,000	6.74	16.57	85,416	16.57
17.15 - 17.15	5,000	6.78	17.15	4,062	17.15

$1.20-$17.15	4,000,526	6.39	$6.26	2,541,701	$6.80

Restricted Stock Awards

Restricted stock award activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	-
Awarded	27,000	$2.70
Released	-
Forfeited	-

Outstanding at December 31, 2009	27,000	$2.70
Awarded	22,500	5.59
Released	(31,500)	3.11
Forfeited	-

Outstanding at December 31, 2010	18,000	$5.59

The total fair value of restricted stock awards released during 2010 and 2009 was $146,700 and $0, respectively.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	-
Awarded	34,500
Released	-
Forfeited	-

Outstanding at December 31, 2008	34,500
Awarded	292,287
Released	(10,528)
Forfeited	(118,204)

Outstanding at December 31, 2009	198,055
Awarded	363,928
Released	(69,021)
Forfeited	(75,039)

Outstanding at December 31, 2010	417,923	1.13	$2.8 million

Expected to vest at December 31, 2010	330,038	1.00	$2.2 million

The weighted average grant date fair values of restricted stock units granted during 2010, 2009, and 2008 were $5.58, $3.01, and $5.34, respectively. The total fair value of restricted stock units released during 2010, 2009, and 2008 was $314,568, $54,871, and $0, respectively. The total fair value of restricted stock units remaining unvested at December 31, 2010, 2009, and 2008 was $2,804,263, $901,110, and $203,205, respectively.

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Stock-based Compensation

Valuation and amortization method — The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of stock options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

Expected term — The Company estimates the expected term of options granted by calculating the average term from the Company’s historical stock option exercise experience. The expected term of ESPP shares is the length of the offering period. The Company used the simplified method approved by the SEC to determine the expected term for options granted prior to December 31, 2007.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Expected life (in years)	5.2	5.5	5.5	0.5	0.5	0.5
Interest rate	1.4%	2.1%	2.7%	0.6%	0.4%	2.0%
Volatility	68%	68%	63%	80%	109%	88%
Dividend yield	-	-	-	-	-	-

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2010	2009	2008
Income Statement Classifications	(In thousands)
Cost of product sales	$10	$162	$209
Sales and marketing	722	853	1,369
Research and development	803	1,149	1,396
General and administrative	1,874	2,360	2,259

Total continuing operations	3,409	4,524	5,233
Discontinued operations	-	-	94

Total	$3,409	$4,524	$5,327

The benefits of tax deductions in excess of recognized compensation expense are required to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows.

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Excess tax benefits from stock-based compensation	$-	$-	$220,000

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, there was $6.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and restricted stock units granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.62 years for options, 0.25 years for restricted stock awards and 2.02 years for restricted stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

During the year ended December 31, 2008, the Company repurchased 2.8 million shares for $18.4 million at an average cost of $6.60 through open market repurchases. This amount is classified as treasury stock on the Company’s consolidated balance sheet. There were no stock repurchases in 2009 or 2010 under this Stock Repurchase Program, but the program currently remains available.

Warrants

The Company adopted ASC 815-40, effective January 1, 2009. ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. Therefore, warrants to purchase 426,951 shares of the Company’s common stock issued in 2004 that were previously classified within stockholders’ equity have been retroactively restated upon adoption of ASC 815-40 and classified within Other Current Liabilities due to the presence of a warrant adjustment feature that allows for a change in the number of shares subject to issuance and a change in the exercise price of the warrant under certain circumstances, including the issuance of stock for cash in a secondary offering. The warrants expired on December 23, 2009 and were marked to market with changes to fair value recognized in non-operating income. The Company calculated the fair value of warrants as of January 1, 2009 using the Black-Scholes option pricing model, assuming a risk-free rate of 1.6%, a volatility factor of 66.9% and a contractual life of one year. Accordingly, a derivative liability was established in the amount of $517,000 with an offset to warrants of $1.7 million and the cumulative effect of the change in accounting principle in the amount of $1.2 million recognized as an adjustment to the opening balance of retained earnings as of January 1, 2009. As of December 31, 2009, the Company eliminated the remaining balance of the warrants derivative liability with a credit to non-operating income of $25,828 because the warrants expired unexercised. There was no activity in 2010 as the warrants had expired.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 8, 2006, Internet Services LLC (“ISLLC”) filed a lawsuit against the Company in the Superior Court of Santa Clara County. ISLLC’s complaint sought a share of the damages awarded to the Company in the Sony Computer Entertainment litigation and of the Microsoft settlement proceeds, and generally restated the claims already adjudicated by the District Court. On May 16, 2008, the District Court entered an order granting the Company’s motion for summary judgment on all of ISLLC’s claims, as well as the Company’s counterclaim for declaratory relief. As a result, the only claims remaining in the action were the Company’s counterclaims against ISLLC. On August 22, 2008, the Company settled its counterclaims against ISLLC and amended the terms of its existing business agreement with ISLLC. On August 25, 2008, the District Court entered an order dismissing the Company’s counterclaims and closed the case. For the year ended December 31, 2008, the Company recognized $1.1 million in royalty and license revenue as of result of this settlement with ISLLC.

12.  Divestiture, Restructuring Costs, and Discontinued Operations

Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for an approximate amount of $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services agreement, the Company provided certain back-office services to CAE for up to nine months and was being reimbursed for the expenses incurred for such services. Under the license agreement, the Company licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income in the accompanying consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus of the Company’s business has changed from simulation product sales to licensing fees. During the year ended December 31, 2010, the Company recognized a pre-tax loss of approximately $43,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. The cost reimbursements to be received under the Transition Services Agreement are recorded as an off-set to the related operating expense line items. The Company’s agreement with CAE includes quarterly revenue under the license arrangement starting July, 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company does not recognize revenue until the amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

Restructuring Costs

The following table sets forth the charges and expenses relating to continuing operations that are included in the restructuring line on the Company’s consolidated statement of operations for the year ended December 31, 2009. There was no activity in 2010.

	December 31, 2008	Year Ended December 31, 2009				December 31, 2009
	Restructuring Reserve	Add Charges	Non-Cash Adjustments	Net Expense	Deduct Cash Payments	Restructuring Reserve
	(in thousands)
Medical workforce reductions	$-	$570	$(98)	$472	$(472)	$-
Touch workforce reductions	142	558	(31)	527	(669)	-
Medical division location transition	-	463	-	463	(463)	-

Total	$142	$1,591	$(129)	$1,462	$(1,604)	$-

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of discontinued operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. The Company’s 3D product line consisted of a variety of products in the area of 3D digitizing, 3D measurement and inspection, and 3D interaction and included products such as MicroScribe digitizers, the CyberGlove family of products, and a SoftMouse 3D positioning device. During 2009, the Company sold all of its 3D product lines including inventory, fixed assets, and intangibles. Negotiated consideration for the sales were $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. The Company recognized gains of $129,000 and $237,000 on the sale of these discontinued operations from payments at the time of sale and payments on notes for the years ended December 31, 2010 and 2009, respectively. Included in restructuring costs within discontinued operations for the year ended December 31, 2008 were asset impairment charges which included reserves taken against capitalized patent costs of $255,000 and fixed asset write offs of $20,000 due to the divesting of the 3D product line. The Company had accrued $105,000 of severance charges relating to the termination of employment of 13 employees associated with the 3D product line at December 31, 2008 which has been paid in cash as of December 31, 2009.

The following is a summary of the components of income (loss) from discontinued operations included in the consolidated statements of operations:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues	$1	$714	$4,895
Cost of Revenue	-	59	3,576
Sales and Marketing	-	99	1,656
Restructuring costs	-	-	395

Income (loss) from discontinued operations before taxes	1	556	(732)
Provision for taxes	-	(216)	-

Gain (loss) from discontinued operations (net of tax)	$1	$340	$(732)

13.  Income Taxes

For the years ended December 31, 2010, 2009, and 2008, the Company recorded benefit (provision) for income taxes of $(1.5) million, $310,000, and $(5.1) million, respectively, yielding effective tax rates of (33.0)%, 1.1%, and (11.3)%, respectively. The 2010 provision for income tax resulted from foreign withholding tax expense. The 2009 income tax benefit resulted from recording a benefit for the alternative minimum tax and net operating loss carrybacks, research and development monetization, valuation allowance on specific deferred tax assets, and foreign withholding tax expense. The 2008 provision for income tax resulted from recording a valuation allowance on specific deferred tax assets and foreign withholding tax expense.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reported pre-tax book income (loss) from continuing operations of:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic	$(4,960)	$(29,413)	$(45,456)
Foreign	404	247	286

Total	$(4,556)	$(29,166)	$(45,170)

The benefit (provision) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
United States federal	$73	$1,390	$2,810
Foreign	(1,550)	(1,066)	(452)
State and local	(24)	(14)	(152)

Total current	(1,501)	310	2,206

Deferred:
United States federal	-	-	(6,505)
Foreign	-	-	-
State and local	-	-	(789)

Total deferred	-	-	(7,294)

	$(1,501)	$310	$(5,088)

In 2010 and 2009, the Company’s income tax payable was not decreased by the tax benefit related to the stock options. The net tax benefits from employee stock option transactions was $98,000 for 2008 and were reflected as an increase to additional paid-in capital in the Consolidated Statements of Stockholders’ Equity (Deficit). The Company includes only the direct tax effects of employee stock incentive plans in calculating this increase to additional paid-in capital.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,930	$20,649
State income taxes	1	1
Deferred revenue	7,893	7,108
Research and development and other credits	6,166	3,790
Reserves and accruals recognized in different periods	4,439	4,594
Basis difference in investment	1,067	1,073
Capitalized R&D expenses	1,350	1,181
Other	13	16

Total deferred tax assets	41,859	38,412
Deferred tax liabilities:
Depreciation and amortization	(3,332)	(3,240)
Valuation allowance	(38,527)	(35,172)

Net deferred tax assets	$-	$-

As of December 31, 2010, the net operating loss carryforwards for federal and state income tax purposes were approximately $50.8 million and $39.4 million, respectively. The federal net operating losses expire between 2018 and 2030 and the state net operating losses begin to expire in 2029. As of December 31, 2010, the Company had federal and state tax credit carryforwards of approximately $3.2 million and $449,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2015 and 2030 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2010, the Company has Canadian research and development credit carryforwards of $977,000, which will expire at various dates through 2018. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

The Company recorded a valuation allowance for the net deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and near term projected results. In the event that the Company determines that the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. During 2008, the Company evaluated ownership changes from 1999 to the middle of 2008 and determined that there were no further limitations on the Company’s net operating loss carryforwards.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.6	3.9	3.5
Foreign withholding	(33.7)	(3.6)	(0.9)
Stock compensation expense	(22.9)	(1.2)	(1.4)
Other	(0.1)	1.1	1.3
Valuation allowance	(14.9)	(34.1)	(48.8)

Effective tax rate	(33.0)%	1.1%	(11.3)%

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

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010 Unrecognized Tax Benefits	2009 Unrecognized Tax Benefits	2008 Unrecognized Tax Benefits
(In thousands)
Balance at beginning of year	$628	$628	$628
Gross increases for tax positions of prior years	-	-	-
Gross decreases for tax positions of prior years	-	-	-
Settlements	-	-	-
Lapse of statute of limitations	-	-	-

Balance at end of year	$628	$628	$628

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2010, the Company accrued interest or penalties related to uncertain tax positions in the amount of $36,000. The Company does not expect any material changes to its liability for unrecognized income tax benefits during the next 12 months. As of December 31, 2010, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $236,000.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(6,057)	$(28,856)	$(50,258)
Gain (loss) from discontinued operations , net of tax	130	577	(732)

Net Loss used in computing basic and diluted net loss per share	$(5,927)	$(28,279)	$(50,990)

Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	28,113	27,973	29,575

Basic and diluted net loss per share:
Continuing operations	$(0.22)	$(1.03)	$(1.70)
Discontinued operations	0.01	0.02	(0.02)

Net loss	$(0.21)	$(1.01)	$(1.72)

As of December 31, 2010, 2009, and 2008 the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2010	2009	2008
Outstanding stock options	4,000,526	5,041,235	7,009,667
Unvested restricted stock awards	18,000	27,000	-
Unvested restricted stock units	417,923	198,055	34,500
Warrants	-	1,616	434,332

15.   Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year.

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Company contribution to 401 (k) plan	$80	$190	$149

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Immersion Corporation v. Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd.

On April 16, 2008, the Company announced that its wholly owned subsidiary, Immersion Medical, Inc., filed lawsuits for patent infringement in the United States District Court for the Eastern District of Texas against Mentice AB, Mentice SA, Simbionix USA Corp., and Simbionix Ltd (collectively the “Defendants”), seeking damages and injunctive relief. On July 11, 2008, Mentice AB and Mentice SA (collectively, “Mentice”) answered the complaint by denying the material allegations and alleging counterclaims seeking a judicial declaration that the asserted patents were invalid, unenforceable, or not infringed. On July 11, 2008, Simbionix USA Corp. and Simbionix Ltd, (collectively, “Simbionix”) filed a motion to stay or dismiss the lawsuit, and a motion to transfer venue for convenience to the Northern District of Ohio. On September 29, 2009, the court granted Simbionix’s motion to transfer the case. On December 7, 2009, the case was transferred to the Northern District of Ohio. On April 15, 2010, Mentice AB, Mentice SA, and Xitact SA (a/k/a Mentice SA) filed a counterclaim against the Company. On June 3, 2010, the Company entered into a Settlement, Release, and Patent License Agreement with Simbionix and, on June 11, 2010, the case against Simbionix was dismissed. On November 17, 2010, the case against Mentice was settled and dismissed.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants, including Immersion filed a motion to dismiss the action on June 15, 2010. The motion is pending.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand to which defendants including Immersion must respond.

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

17.   Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: automotive, consumer electronics, gaming, and commercial and industrial controls, medical, and mobile communications. Through March 31, 2010, the Company managed these application areas under two operating and reportable segments: Touch and Medical. As discussed in Note 12 of the consolidated financial statements, at March 30, 2010 the Company divested its Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus from this part of the business has changed from simulation product sales to primarily a licensing model under which the Company develops and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue. As of April 1, 2010, the Company has reorganized into one segment and there is no longer management, development, operations, or administrative personnel specifically for medical operations or product lines.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2010	2009	2008

North America	37%	47%	67%
Europe	15%	14%	15%
Far East	46%	37%	15%
Rest of the world	2%	2%	3%

Total	100%	100%	100%

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2010	2009	2008
United States of America	36%	46%	64%
Korea	35%	21%	10%
Japan	*	11%	*

* Revenue derived from these countries represented less than 10% for the period.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2010, December 31, 2009, and December 31, 2008.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Customer A	14%	*	*
Customer B	10%	11%	*
Customer C	*	12%	12%
Customer D	*	*	*
Customer E	*	11%	*
Customer F	*	*	*
Customer G	*	*	*
Customer H	*	*	10%

Total	24%	34%	22%

* Revenue derived from customer represented less than 10% for the period.

Customers comprising 10% or greater of the Company’s outstanding accounts receivable are summarized as follows:

	December 31,
	2010	2009	2008
Customer A	37%	*		*
Customer B	*	25%		*
Customer C	*	*		*
Customer D	13%	*		*
Customer E	*	*		*
Customer F	*	*	10%
Customer G	*	11%		*
Customer H	*	*		*

* Represents less than 10% of the Company’s outstanding accounts receivable.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31, 2010	Sept 30, 2010	June 30, 2010	Mar 31, 2010	Dec 31, 2009	Sept 30, 2009	June 30, 2009	Mar 31, 2009
	(In thousands, except per share data)
Revenues	$6,393	$6,547	$8,475	$9,709	$6,944	$6,593	$6,682	$7,506
Gross profit	6,079	6,090	7,714	8,340	5,511	3,300	4,370	6,255
Operating income (loss)	(1,964)	(949)	510	(2,425)	(5,285)	(9,140)	(8,828)	(7,203)
Income (loss) from continuing operations before provision for taxes	(1,904)	(879)	573	(2,346)	(5,157)	(8,831)	(8,757)	(6,421)
Benefit (provision) for income taxes	(403)	(336)	(423)	(339)	887	(186)	(300)	(91)
Income (loss) from continuing operations	(2,307)	(1,215)	150	(2,685)	(4,270)	(9,017)	(9,057)	(6,512)
Net income (loss) from discontinued operations (net of tax)	(13)	82	30	31	(14)	3	186	402
Net income (loss)	(2,320)	(1,133)	180	(2,654)	(4,284)	(9,014)	(8,871)	(6,110)
Basic net income (loss) per share
Continuing operations (1)	$(0.08)	$(0.04)	$0.01	$(0.10)	$(0.15)	$(0.32)	$(0.33)	$(0.23)
Discontinued operations (1)	-	-	-	0.01	-	-	0.01	0.01

Total (1)	$(0.08)	$(0.04)	$0.01	$(0.09)	$(0.15)	$(0.32)	$(0.32)	$(0.22)
Shares used in calculating basic net income (loss) per share	28,190	28,134	28,101	28,022	28,000	27,994	27,968	27,924
Diluted net income (loss) per share
Continuing operations (1)	$(0.08)	$(0.04)	$0.01	$(0.10)	$(0.15)	$(0.32)	$(0.33)	$(0.23)
Discontinued operations (1)	-	-	-	0.01	-	-	0.01	0.01

Total (1)	$(0.08)	$(0.04)	$0.01	$(0.09)	$(0.15)	$(0.32)	$(0.32)	$(0.22)
Shares used in calculating diluted net income (loss) per share	28,190	28,134	28,519	28,022	28,000	27,994	27,968	27,924

(1) The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2010. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management with the participation of our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures and determined that the controls put in place for remediating the previously identified material weaknesses with respect to calculation of stock based compensation, inventory control, fixed asset management, taxes, revenue reporting and adoption of new accounting standards have operated effectively for a period of time sufficient to conclude that such material weaknesses have been remediated. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in internal control over financial reporting

Other than the remedial efforts to address our material weaknesses in our internal control over financial reporting with respect to taxes, revenue reporting, and adoption of new accounting standards, that were ongoing during the three months ended December 31, 2010, there were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation:

We have audited the internal controls over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on these financial statements and financial schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 11, 2011

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

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2011 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2011 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2011 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance - Independence of Directors” in Immersion’s definitive Proxy Statement for its 2011 annual stockholders’ meeting.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2011 annual stockholders’ meeting.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1.    Financial Statements

2.    Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2010, 2009, and 2008 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II - Valuation and Qualifying Accounts	Page 94

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.    Exhibits:

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

10.1	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10.2#	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996.	S-1/A	333-86361		November 12, 1999

10.3#	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.4#	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361	November 12, 1999

10.5	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	October 5, 1999

10.6	Industrial Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated January 11, 2000.	10-Q	000-27969	May 15, 2000

10.7	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000.	10-Q	000-27969	May 15, 2000

10.8	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan.	S-4	333-45254	September 6, 2000

10.9	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	October 13, 2000

10.10	Logitech Letter Agreement dated September 26, 2000.	10-K	000-27969	April 2, 2001

10.11#	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001.	10-K	000-27969	March 28, 2002

10.12#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	September 8, 2003

10.13#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	February 13, 2004

10.14	First Amendment to Lease between WW&LJ Gateways, Ltd. and Immersion Corporation dated March 17, 2004.	S-3/A	333-108607	March 24, 2004

10.15	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	March 24, 2004

10.16	Form of Indemnity Agreement.	S-3/A	333-108607	March 24, 2004

10.17#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	March 1, 2007

10.18	2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969	June 12, 2007

10.19*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007.	8-K	000-27969	June 15, 2007

10.20	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	August 8, 2008

10.21	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	August 8, 2008

10.22	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	November 7, 2008

10.23	Second Amendment to Lease between Irvine Company, as successor-in-interest to WW&LJ Gateways, Ltd. and Immersion Corporation dated January 15, 2009.	8-K	000-27969	February 5, 2009

10.24	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969	March 4, 2009

10.25*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	March 30, 2010

10.26*	Second Amended and Restated Retention and Ownership Agreement dated March 1, 2010 between Immersion Corporation and Guy Craig Vachon.	10-K	000-27969	March 30, 2010

10.27*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969	May 7, 2010

10.28*	Offer Letter dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee.	8-K	000-27969	May 6, 2010

10.29*	Retention and Ownership Change Event Agreement dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee.	8-K	000-27969	May 6, 2010

10.30*	Offer Letter dated October 1, 2010 by and between Craig Vachon and the Company.	10-Q	000-27969	November 5, 2010

10.31*	Offer Letter dated July 16, 2009 by and between Joseph LaValle and the Company.				X

21.1	Subsidiaries of Immersion Corporation.	10-K	000-27969	March 9, 2009

23.1	Consent of Independent Registered Public Accounting Firm.				X

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 11, 2011

IMMERSION CORPORATION

By	/s/ Shum Mukherjee
Shum Mukherjee
Chief Financial Officer and Principal
Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and Shum Mukherjee, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ VICTOR VIEGAS Victor Viegas	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011

/s/ SHUM MUKHERJEE Shum Mukherjee	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 11, 2011

/s/ JOHN HODGMAN John Hodgman	Director	March 11, 2011

/s/ JACK SALTICH Jack Saltich	Director	March 11, 2011

/s/ EMILY LIGGETT Emily Liggett	Director	March 11, 2011

/s/ DAVID SUGISHITA David Sugishita	Director	March 11, 2011

/s/ ANNE DEGHEEST Anne DeGheest	Director	March 11, 2011

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
	(In thousands)
Year ended December 31, 2010
Allowance for doubtful accounts	$207	$(40)	$70	$97
Year ended December 31, 2009
Allowance for doubtful accounts	$436	$(167)	$62	$207
Year ended December 31, 2008
Allowance for doubtful accounts	$85	$354	$3	$436