Form 10-Q
period 2011-03-31
IMMERSION CORP
filed 2011-05-06
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]                                                             No [ X ]

Number of shares of common stock outstanding at April 29, 2011: 28,527,733.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,222	$12,243
Short-term investments	48,954	48,961
Accounts receivable (net of allowances for doubtful accounts as of: March 31, 2011 — $30 and December 31, 2010 — $97)	1,080	815
Inventories	502	406
Deferred income taxes	342	342
Prepaid expenses and other current assets	585	3,821

Total current assets	67,685	66,588

Property and equipment, net	1,696	1,931
Intangibles and other assets, net	12,581	12,356

Total assets	$81,962	$80,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$609	$393
Accrued compensation	2,063	3,507
Other current liabilities	1,320	1,488
Deferred revenue and customer advances	5,558	4,429

Total current liabilities	9,550	9,817

Long-term deferred revenue	15,623	16,494
Deferred income tax liabilities	342	342
Other long-term liabilities	522	538

Total liabilities	26,037	27,191
Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: March 31, 2011 — 31,070,353 and December 31, 2010 — 31,016,812; shares outstanding: March 31, 2011 — 28,282,144 and December 31, 2010 — 28,228,603	177,364	176,515
Accumulated other comprehensive income	124	120
Accumulated deficit	(103,165)	(104,553)
Treasury stock at cost: March 31, 2011 and December 31, 2010 — 2,788,209	(18,398)	(18,398)

Total stockholders’ equity	55,925	53,684

Total liabilities and stockholders’ equity	$81,962	$80,875

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Revenues:
Royalty and license	$8,353	$6,403
Product sales	1,001	2,968
Development contracts and other	414	338

Total revenues	9,768	9,709

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	474	1,369
Sales and marketing	1,850	2,353
Research and development	2,099	2,461
General and administrative	3,111	5,716
Amortization and impairment of intangibles	357	235

Total costs and expenses	7,891	12,134

Operating income (loss)	1,877	(2,425)
Interest and other income	62	79

Income (loss) from continuing operations before provision for income taxes	1,939	(2,346)

Provision for income taxes	(594)	(339)

Income (loss) from continuing operations	1,345	(2,685)
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $27 and $1	43	31

Net income (loss)	$1,388	$(2,654)

Basic net income (loss) per share
Continuing operations	0.05	(0.10)
Discontinued operations	-	0.01

Total	$0.05	$(0.09)

Shares used in calculating basic net income (loss) per share	28,249	28,022

Diluted net income (loss) per share
Continuing operations	0.05	(0.10)
Discontinued operations	-	0.01

Total	$0.05	$(0.09)

Shares used in calculating diluted net income (loss) per share	28,960	28,022

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,388	$(2,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	246	296
Amortization and impairment of intangibles	357	235
Stock-based compensation	784	596
Allowance (recovery) for doubtful accounts	(18)	(108)
Loss on disposal of equipment	-	49
Loss on divestiture	-	45
Gain on sales of discontinued operations	(43)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(247)	796
Inventories	(96)	385
Prepaid expenses and other current assets	3,236	221
Other assets	(26)	-
Accounts payable	268	(97)
Accrued compensation and other current liabilities	(1,413)	(420)
Deferred revenue and customer advances	258	783
Other long-term liabilities	(16)	145

Net cash provided by operating activities	4,678	242

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(14,959)	(14,978)
Proceeds from maturities of available-for-sale investments	15,000	15,000
Net proceeds from divestiture	-	1,434
Additions to intangibles	(848)	(680)
Proceeds from sale of property and equipment	-	70
Purchases of property and equipment	(27)	(241)
Proceeds from sales of discontinued operations	70	30

Net cash provided by (used in) investing activities	(764)	635

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	65	-

Net cash provided by financing activities	65	-

Net increase in cash and cash equivalents	3,979	877
Cash and cash equivalents:
Beginning of the period	12,243	19,828

End of the period	$16,222	$20,705

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(3,347)	$7

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$347	$89

Accrued divestiture transaction costs	$-	$389

Shares issued under company stock plan	$277	$413

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries, Immersion Canada Inc., Immersion International, LLC, Immersion Medical, Inc., Immersion Japan K.K., and Haptify, Inc. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2010. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the interim periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in limited cases, post contract customer support. For arrangements that are software based and include software and professional services, the services are generally not essential to the functionality of the software, and customers may purchase consulting services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when all deliverables including services have been completed.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple

Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s condensed consolidated financial statements as no new agreements or materially modified contracts in the three months ended March 31, 2011 came under this guidance.

In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) has an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s condensed consolidated financial statements as no new agreements or materially modified contracts in the three months ended March 31, 2011 came under this guidance.

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

The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which was adopted January 1, 2011. The adoption of this guidance did not have a material impact on its condensed consolidated results of operations and financial condition.

Financial instruments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are classified based on the valuation technique in the table below:

	March 31, 2011 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$48,954	$-	$-	$48,954
Money market accounts	13,391	-	-	13,391

Total assets at fair value	$62,345	$-	$-	$62,345

The above table excludes $2.8 million of cash held in banks.

	December 31, 2010 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$48,961	$-	$-	$48,961
Money market accounts	7,356	-	-	7,356

Total assets at fair value	$56,317	$-	$-	$56,317

The above table excludes $4.9 million of cash held in banks.

Short-term Investments

	March 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,938	$16	$-	$48,954

Total	$48,938	$16	$-	$48,954

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,942	$19	$-	$48,961

Total	$48,942	$19	$-	$48,961

The contractual maturities of the Company’s available-for-sale securities on March 31, 2011 and December 31, 2010 were all due in one year.

3. ACCOUNTS RECEIVABLE

	March 31, 2011	December 31, 2010
	(In thousands)

Trade accounts receivable	$729	$459
Receivables from vendors and other	351	356

Accounts receivable	$1,080	$815

4. INVENTORIES

	March 31, 2011	December 31, 2010
	(In thousands)

Raw materials and subassemblies	$463	$281
Finished goods	39	125

Inventories	$502	$406

5. PROPERTY AND EQUIPMENT

	March 31, 2011	December 31, 2010
	(In thousands)

Computer equipment and purchased software	$3,818	$3,807
Machinery and equipment	815	815
Furniture and fixtures	630	630
Leasehold improvements	881	881

Total	6,144	6,133
Less accumulated depreciation	(4,448)	(4,202)

Property and equipment, net	$1,696	$1,931

6. INTANGIBLES AND OTHER ASSETS

	March 31, 2011	December 31, 2010
	(In thousands)

Patents and trademarks	$21,486	$21,074
Other assets	284	295

Gross intangibles and other assets	21,770	21,369
Accumulated amortization of patents and trademarks	(9,189)	(9,013)

Intangibles and other assets, net	$12,581	$12,356

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. Amortization of intangibles excluding impairments was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Amortization of Intangibles - excluding impairments	$197	$215

The estimated remaining annual amortization expense for intangible assets as of March 31, 2011 was as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2011	$700
2012	1,100
2013	1,300
2014	1,400
2015	1,400
Thereafter	6,400

Total	$12,300

Patents in process included in patents and trademarks were as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Patents in process	$7,444	$7,382

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31, 2011	December 31, 2010
	(In thousands)

Accrued legal	$247	$543

Income taxes payable	160	55

Other current liabilities	913	890

Total other current liabilities	$1,320	$1,488

Deferred revenue	$5,519	$4,390

Customer advances	39	39

Total deferred revenue and customer advances	$5,558	$4,429

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$14,883	$15,632
Other deferred revenue	740	862

Long-term deferred revenue	$15,623	$16,494

9. STOCK-BASED COMPENSATION

  Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire 10 years from the date of grant. Restricted stock generally vests over one year. RSUs generally vest over 3 years.

March 31 2011

Common stock shares available for grant	2,734,614
Common stock options outstanding	4,197,313
Restricted stock awards outstanding	48,000
Restricted stock units outstanding	617,536

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock are reserved for issuance under the ESPP. As of March 31, 2011, 441,601 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2011 are listed below. No shares were purchased under the ESPP for the three months ended March 31, 2010. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months Ended March 31 2011

Shares purchased under ESPP	13,412
Average price of shares purchased under ESPP	$4.87
Intrinsic value of shares purchased under ESPP	$14,000

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2011 and year ended December 31, 2010:

	Three Months Ended March 31 2011	Year Ended December 31 2010

Beginning outstanding balance	4,000,526	5,041,235
Granted	243,563	662,185
Exercised	-	(130,135)
Forfeited and cancelled	(46,776)	(1,572,759)

Ending outstanding balance	4,197,313	4,000,526

Aggregate intrinsic value of options exercised	$-	$308,000
Weighted average fair value of options granted	3.87	3.11

Information regarding stock options outstanding at March 31, 2011 and December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
March 31, 2011
Options outstanding	4,197,313	$6.24	6.34	$8.3
Options vested and expected to vest using estimated forfeiture rates	4,047,241	6.27	6.23	8.0
Options exercisable	2,621,713	6.75	4.88	4.6

December 31, 2010
Options outstanding	4,000,526	$6.26	6.39	$5.5
Options vested and expected to vest using estimated forfeiture rates	3,798,092	6.32	6.25	5.1
Options exercisable	2,541,701	6.80	5.03	2.9

Summary of Restricted Stock Units

RSU activity for the three months ended March 31, 2011 and year ended December 31, 2010 is as follows:

	Three Months Ended March 31 2011	Year Ended December 31 2010
Beginning outstanding balance	417,923	198,055
Awarded	243,408	363,928
Released	(40,129)	(69,021)
Forfeited	(3,666)	(75,039)

Ending outstanding balance	617,536	417,923

Weighted average grant date fair value of RSUs granted	$6.61	$5.58
Total fair value of RSUs released	277,000	315,000
Total fair value of RSUs remaining unvested	4,706,000	2,804,000

Information regarding RSUs outstanding at March 31, 2011 and December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
March 31, 2011
RSUs outstanding	617,536	1.64	$4.7
RSUs vested and expected to vest using estimated forfeiture rates	477,348	1.32	3.6

December 31, 2010
RSUs outstanding	417,923	1.13	$2.8
RSUs vested and expected to vest using estimated forfeiture rates	330,038	1.00	2.2

Summary of Restricted Stock Awards

Restricted stock award activity for the three months ended March 31, 2011 and year ended December 31, 2010 is as follows:

	Three Months Ended March 31 2011	Year Ended December 31 2010

Beginning outstanding balance	18,000	27,000
Awarded	30,000	22,500
Released	-	(31,500)
Forfeited	-	-

Ending outstanding balance	48,000	18,000

Weighted average grant date fair value of restricted stock awarded	$6.61	$5.59
Total fair value of restricted stock awards released	-	147,000

Stock Plan Assumptions

The assumptions used to value options grants and shares under the Company’s Stock Plans were as follows:

	Three Months Ended March 31,
Options	2011	2010
Expected life (in years)	5.2	4.9
Volatility	68%	68%
Interest rate	2.0%	2.4%
Dividend yield	-	-

	Three Months Ended March 31,
Employee Stock Purchase Plan	2011	2010
Expected life (in years)	0.5	-
Volatility	50%	-
Interest rate	0.2%	-
Dividend yield	-	-

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Income Statement Classifications
Cost of product sales	$-	$10
Sales and marketing	175	166
Research and development	204	196
General and administrative	405	224

Total	$784	$596

As of March 31, 2011, there was $7.6 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.64 years for options, 2.29 years for RSUs, and 0.95 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2011 and 2010, there were no stock repurchases under this program, but the program currently remains available.

10. DIVESTITURE AND DISCONTINUED OPERATIONS

      Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for an approximate amount of $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company provided certain back-office services to CAE for up to nine months and was being reimbursed for the expenses incurred for such services. Under the license agreement, the Company licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income in the accompanying condensed consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus of the Company’s business has changed from simulation product sales to licensing fees. During the three months ended March 31, 2010, the Company recognized a pre-tax loss of approximately $45,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. There was no cost in 2011 related to the CAE transaction. The cost reimbursements received under the Transition Services Agreement were recorded as an off-set to the related operating expense line items. The Company’s license agreement with CAE includes quarterly revenue under the license arrangement which started July, 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company does not recognize revenue until the amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

      Results of Discontinued Operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Negotiated consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three months ended March 31, 2011 and 2010 the Company recorded a gain on sale of discontinued operations of $43,000 and $30,000 respectively, from payments on notes from the sale of the 3D product line.

11. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Income (loss) from continuing operations before provision for income taxes	$1,939	$(2,346)
Provision for income taxes	(594)	(339)
Effective tax rate	30.6%	(14.5)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three months ended March 31, 2011 and 2010, are primarily as a result of foreign withholding tax expense.

As of March 31, 2011, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $666,000 including interest of $38,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $238,000. There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2011. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at March 31, 2011 and December 31, 2010 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

	Three Months Ended March 31,
	2011	2010

Numerator:

Income (loss) from continuing operations	$1,345	$(2,685)
Gain from discontinued operations, net of tax	43	31

Net income (loss) used in computing basic and diluted net income (loss) per share	$1,388	$(2,654)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,249	28,022
Dilutive potential common shares:
Restricted Stock and RSUs	172	-
Stock options	539	-

Shares used in computation of diluted net income (loss) per share	28,960	28,022

Basic net income (loss) per share from:
Continuing operations	$0.05	$(0.10)
Discontinued operations	-	0.01

Total	$0.05	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$0.05	$(0.10)
Discontinued operations	-	0.01

Total	$0.05	$(0.09)

For the three months ended March 31, 2011, options to purchase approximately 1.6 million shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $6.59 per share were not included in the calculation because the effect would have been anti-dilutive.

As of March 31, 2010, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three ended March 31, 2010, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31, 2010
Outstanding stock options	4,676,054
Unvested restricted stock awards	-
Unvested RSUs	105,055

13. COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net Income (loss)	$1,388	$(2,654)
Change in unrealized losses on short-term investments.	4	47

Total comprehensive income (loss)	$1,392	$(2,607)

14. SEGMENT REPORTING

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile communications and consumer electronics, automotive, gaming, commercial and industrial controls, and medical. Through March 31, 2010, the Company managed these application areas under two operating and reportable segments: Touch and Medical. As discussed in Note 10 of the condensed consolidated financial statements, on March 30, 2010 the Company divested its Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus from this part of the business has changed from simulation product sales to primarily a licensing model under which the Company develops and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue. As of April 1, 2010, the Company reorganized into one segment and there is no longer management, development, operations, or administrative personnel specifically for medical operations or product lines.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. Several notices of appeal have been filed by putative class members challenging the settlement. If the settlement is reversed on appeal, the Company intends to defend the lawsuit vigorously.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011.

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

Shaw v. Richardson et al.

On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of the Company, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of the Company as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. On April 4, 2011, plaintiff voluntarily dismissed the action, with prejudice, and an order of dismissal was entered that same day.

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and the Company has responded accordingly.

The Company cannot predict the ultimate outcome of the above-mentioned federal and state actions, and it is unable to estimate any potential liability it may incur.

Other Contingencies

From time to time, the Company receives claims from third parties asserting that the Company’s technologies, or those of its licensees, infringe on the other parties’ intellectual property rights. Management believes that these claims are without merit. Additionally, periodically, the Company is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations, or liquidity.

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

OVERVIEW

We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. To achieve this heightened interactivity, we develop and manufacture or license a wide range of software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. As of April 1, 2010, we reorganized from two segments and now we manage these application areas under one operating and reportable segment (See Note 14 to the condensed consolidated financial statements).

In most all of our markets, such as mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical we now license our technologies to manufacturers who use them in products sold under their own brand names. In a few markets, such as medical simulation, we sold products manufactured under our own brand name through direct sales to end users, distributors, or OEMs. We have shifted the majority of our business from manufacturing products to primarily a licensing model. From time to time, we have also engaged in development projects for third parties.

On March 30, 2010, we sold certain assets including inventory and fixed assets and certain liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. Since that time we stopped shipping and wound down the sales of these lines of medical simulation products. However, we expect to continue to receive revenue due to our licensing agreements with medical licensees, and we continue to ship Virtual IV medical products.

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

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase a time-based license which include a combination of software and/or intellectual property licenses, professional services and in limited cases, post contract customer support. For arrangements that are software based and include software and professional services, the services are generally not essential to the functionality of the software, and customers may purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when all deliverables including services have been completed.

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

See Note 9 to the condensed consolidated financial statements for further information regarding stock compensation disclosures.

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

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2011, we capitalized costs associated with patents and trademarks of $593,000. Our total amortization expense for the same period was $197,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following discussion and analysis includes our results of operations from continuing operations for the three months ended March 31, 2011 and 2010. Accordingly, any gain or loss on sale or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion. The operating results for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in continuing operations in the accompanying condensed consolidated financial statements. Although we have ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. From our medical product lines, we continue to manufacture our Virtual IV product line, but the primary focus from this part of our business has changed from simulation product sales to royalty and license revenue.

Overview

Our revenues increased by 1% during the first three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The first quarter revenue increase was primarily due to a 30% increase in royalty and license revenue mainly due to increased royalty and license fees from our mobility, gaming and medical licensees and a 22% increase in development contracts and other revenues mainly due to new medical contract revenue, offset by a 66% decrease in product sales primarily due to the divestiture of certain medical product lines to CAE Healthcare, Inc. (“CAE”).

On March 30, 2010 we entered into an agreement with CAE and sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE for approximately $1.6 million and had a loss on the transaction of $43,000. The agreement also provided for the transfer of approximately 34 employees and contractors to CAE as well as distribution agreements and customer relationships. Our divestiture of our medical simulation product lines was completed during 2010. However, we expect to continue to receive revenue due to our licensing agreement with CAE pertaining to haptic-based technology in medical training applications, and we continue to ship Virtual IV medical products.

Our income from continuing operations was $1.3 million the first three months ended March 31, 2011 as compared to a loss from continuing operations of $2.7 million for the three months ended March 31, 2010. The increased income was primarily due to increased gross margin from our increased licensing revenue and the transition from significant medical product sales to generating primarily royalty and license revenue. In addition, reduced ongoing expenses from the transfer of product lines to CAE and reductions in personnel contributed to the increase in income.

During the remainder of 2011, we expect royalty revenue to be the major component of our revenue as our technology continues to be included in more products. Our first quarter revenue is typically higher than all other quarters due to the reporting of holiday sales by our customers in the prior quarter and we expect this seasonality to continue. Also, we expect to continue to focus on the execution of plans including marketing our products in our established businesses. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensee’s products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	March 31,		Change	% Change
REVENUES	2011	2010

	(In thousands)

Three months ended:

Royalty and license	$8,353	$6,403	$1,950	30%
Product sales	1,001	2,968	(1,967)	(66)%
Development contracts and other	414	338	76	22%

Total Revenues	$9,768	$9,709	$59	1%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our TouchSense licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue was due to increases in royalty and license revenue generated primarily from mobility, gaming, and medical licensees.

Royalty and license revenue increased by 24% for mobility customers primarily due to increases in units shipped. Our technology continues to be included in more phone models and other devices which contributed to this increase.

Royalty and license revenue increased by 51% for gaming customers mainly due to increases in royalties from existing customers due to increased units shipped by licensees. We experience seasonally higher revenue from our gaming customers due to the reporting of holiday sales in the first calendar quarter.

Royalty and license revenue increased by 434% for medical customers mainly due to license revenue from new customers.

We expect royalty and license revenue to be the major component of our revenue as we focus on our licensing model and our technology continues to be included in more products.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due primarily to a $1.8 million decrease in medical product sales arising mainly from the divesture of certain medical simulation product lines in the three months ended March 31, 2010. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. Revenue for the three months ended March 31, 2010 for the divested product lines was approximately $2 million. Partially offsetting this, was sales of our Virtual IV medical simulator product, our only medical product line remaining, which increased by $240,000 due to additional shipments compared to the same period in the prior year. We expect product sales will remain at lower levels in 2011 compared to 2010 primarily as a result of the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines, and that the primary focus of our business has changed from simulation product sales to royalty and license revenue.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts. Development contracts and other revenue increased mainly due to an increase in contracted engineering services mainly from medical customers. We continue to transition our engineering resources from certain commercial development contract efforts to development efforts that focus on leveraging our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to grow significantly in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the three months ended March 31 2011, revenue generated in North America, Europe, Far East, and Rest of the World represented 43%, 18%, 39%, and 0% of total revenue, respectively, compared to 30%, 25%, 43%, and 2% of total revenue, respectively, for the three months ended March 31, 2010. The shift in revenues among regions was mainly due to a decrease in product sales in Europe, the Far East, and Rest of the World as a result of the divestiture of certain medical simulation product lines and a decrease in mobile device royalty and license revenue in Europe due to the timing of revenue recognized. These decreases were primarily offset by an increase in royalty and license revenue in the Far East and North America. The increase in royalty and license revenue in the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices. The increase in royalty and license revenue in North America was primarily due to increased royalty and license revenue from gaming licensees and medical licensees.

	March 31,		Change	% Change
COST OF PRODUCT SALES	2011	2010
	(In thousands)

Three months ended:

Cost of product sales	$474	$1,369	$ (895)	(65)%
% of total product revenue	47%	46%	1%

Cost of Product Sales — Our cost of product sales (exclusive of amortization of intangibles) consists primarily of materials, labor, and overhead. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of cost of product sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Specifically, the decrease in cost of product sales for 2011 as compared to 2010 was primarily due to decreased direct material costs and production costs of $697,000, decreased freight costs of $150,000, and reduced overhead costs of $107,000, partially offset by $106,000 of physical inventory adjustment expense that did not recur in 2011. The decrease in direct material, production costs, and freight expense of approximately 68% was mainly due to a similar decrease in product sales. Overhead costs decreased mainly as a result of reduced salary expense from the elimination of operations personnel and related costs. With the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines, cost of product sales for medical products are expected to remain at reduced levels in the future.

	March 31,		Change	% Change
OPERATING EXPENSES	2011	2010
	($ In thousands)

Three months ended:

Sales and marketing	$1,850	$2,353	$(503)	(21)%

% of total revenue	19%	24%	(5)%

Research and development	$2,099	$2,461	$(362)	(15)%
% of total revenue	21%	25%	(4)%

General and administrative	$3,111	$5,716	$(2,605)	(46)%

% of total revenue	32%	59%	(27)%

Amortization and impairment of intangibles	$357	$235	$122	52%
% of total revenue	4%	2%	1%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, advertising, public relations, trade shows, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the divestiture of the medical simulation product lines, resulting in reduced ongoing expenses. Specifically, the decrease in overall sales and marketing expenses was mainly due to decreased compensation, benefits, and overhead of $446,000 primarily due to decreased sales and marketing headcount and decreased travel expense of $115,000 also due to decreased sales and marketing headcount, partially offset by increased marketing, advertising, and public relations costs of $123,000. We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $329,000 mainly due to decreased headcount. Although we have reduced our research and development expenses, we believe that continued significant investment in research and development efforts are critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to decreased legal, professional, and license fee expenses of $2.7 million and decreased public company expense of $82,000, partially offset by increased compensation, benefits, and overhead of $238,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs resulting from our internal investigation which was concluded in the first quarter of 2010. A decrease in litigation expenses as certain lawsuits have been settled during 2010 also contributed to the overall reduction in legal and professional expenses. The decreased public company expense was primarily due to reduced number of SEC filings and reduced taxes and fees. The increased compensation, benefits, and overhead was primarily due to increased stock compensation expense mainly due to the timing of the expense of stock options granted. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.

Amortization and impairment of Intangibles — Our amortization and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment and write off of abandoned and expired patents. Amortization and impairment of intangibles increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 mainly due to the write off of abandoned and expired patents.

	March 31,		Change	% Change
INTEREST AND OTHER INCOME	2011	2010
	(In thousands)

Three months ended:

Interest and other income	$62	$79	$(17)	(22)%
% of total revenue	1%	1%	(0)%

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, gains on sales of short-term investments, and other income. Interest and other income decreased primarily as a result of decreased interest income due to reduced interest rates on cash, cash equivalents, and short-term investments and decreased other income.

	March 31,		Change	% Change
PROVISION FOR TAXES	2011	2010
	(In thousands)

Three months ended:

Provision for income taxes	$(594)	$(339)	$(255)	75%
Income (loss) from continuing operations before income taxes	$1,939	$(2,346)
Effective tax rate	30.6%	(14.5)%

Provision for Income Taxes — The income tax provision for the three months ended March 31, 2011 and 2010 are primarily due to foreign withholding tax expense which increased as a result of increased revenue in Asia.

	March 31,		Change	% Change
DISCONTINUED OPERATIONS	2011	2010
	(In thousands)

Three months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$43	$31	$12	39%
% of total revenue	-%	-%

Discontinued Operations — In the three months ended March 31, 2011, we recorded a gain on the sales of discontinued operations net of tax from additional payments received from the sale of our 3D family of products. We expect to have ongoing gains on sales from discontinued operations as we receive proceeds on notes receivable related to this transaction.

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

On March 31, 2011, our cash, cash equivalents, and short-term investments totaled $65.2 million, an increase of $4.0 million from $61.2 million on December 31, 2010.

Cash provided by operating activities

Net cash provided by operating activities during the three months ended March 31, 2011 was $4.7 million, an increase of $4.4 million from $242,000 provided during the three months ended March 31, 2010. Cash provided by operations during the three months ended March 31, 2011 was primarily the result of an increase of $3.2 million due to the receipt of a tax refund, net income of $1.4 million, an increase of $268,000 from a change in accounts payable due to the timing of payments to vendors, and an increase of $258,000 due to a change in deferred revenue and customer advances mainly due to additional deferred revenue billings. These increases were offset by a decrease of $1.5 million due to a change in accrued compensation and other current liabilities and $247,000 due to a change in accounts receivable from additional product sales. Cash provided by operating activities during the three months ended March 31, 2011 was also impacted by noncash charges and credits of $1.3 million, including $784,000 of noncash stock-based compensation, $357,000 in depreciation and amortization of property and equipment, and $246,000 in amortization and impairment of intangibles.

Cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2011 was $764,000, compared to the $635,000 provided by investing activities during the three months ended March 31, 2010, an increased use of cash of $1.4 million. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $15.0 million and offset by maturities of short-term investments of $15.0 million and an $848,000 increase in intangibles primarily due to capitalization of external patent filings and application costs.

Cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2011 was $65,000, an increase of $65,000 from the three months ended March 31, 2010. Cash provided by financing activities during the three months ended March 31, 2011 was due to the issuance of common stock under the employee stock purchase plan.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We expect that there will be fewer needs of our working capital in 2011 compared to 2010 due to the divestiture of the medical simulation product lines. We will continue to protect and defend our extensive intellectual property portfolio, which could result in increased use of cash. We anticipate that capital expenditures for property and equipment for the full year ended December 31, 2011 will be less than $500,000. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2011 will be approximately $3 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

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

As of March 31, 2011, we had a liability for unrecognized tax benefits totaling $666,000 including interest of $38,000, of which approximately $238,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $62.3 million as of March 31, 2011. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $292,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2011, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. Several notices of appeal have been filed by putative class members challenging the settlement. If the settlement is reversed on appeal, we intend to defend the lawsuit vigorously.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011.

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

Shaw v. Richardson et al.

On October 7, 2009, a putative shareholder derivative complaint was filed in the Superior Court of the State of California for the County of Santa Clara, purportedly on behalf of us, seeking compensatory damages, equitable and injunctive relief, and restitution. The complaint names certain current and former directors and officers of us as individual defendants. This complaint arises from the same or similar alleged facts as the federal securities actions and seeks to bring causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, waste of corporate assets and unjust enrichment. On April 4, 2011, plaintiff voluntarily dismissed the action, with prejudice, and an order of dismissal was entered that same day.

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and we have responded accordingly.

We cannot predict the ultimate outcome of the above-mentioned federal and state actions, and we are unable to estimate any potential liability we may incur.

ITEM 1A. RISK FACTORS

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

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

Three customers accounted for approximately 46% of our total revenues for the three months ended March 31, 2011. Two customers accounted for approximately 30% of our total revenues for the three months ended March 31, 2010. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

We had an accumulated deficit of $103 million as of March 31, 2011, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of March 31, 2011, we had an accumulated deficit of $103 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2011 and 2010, 86% and 66%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

Catastrophic events, such as natural disasters (including the recent earthquake and tsunami in Japan), war, and acts of terrorism could disrupt the business of our customers, which could harm our business and results of operations.

The production processes and operations of our customers are susceptible to the occurrence of catastrophic events, such as natural disasters (including the recent earthquake and tsunami in Japan), war, and acts of terrorism, all of which are outside of our control. Any such events could cause a serious business disruption to our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies upon which we generate royalty revenue, which disruption may adversely affect our business and results of operation.

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 15 to the condensed consolidated financial statements and Item 1 “Legal Proceedings” of Part II.

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

We currently have sales personnel in Finland, Japan, Korea, Switzerland, Taiwan and Canada and we intend to expand our international activities. International operations are subject to a number of difficulties and special costs, including:

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

Our business has undergone significant changes in recent periods, including new management, consolidation of our medical business and sale of assets and certain liabilities of our medical simulation product lines, and focus on additional target markets. We cannot assure you that these efforts will result in growing our business successfully or in increased operating performance.

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

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011

IMMERSION CORPORATION

By	/s/ Shum Mukherjee
Shum Mukherjee
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Retention and Ownership Change Event Agreement dated September 3, 2010 by and between Immersion Corporation and Joe LaValle.

10.2*	Form of 2011 Executive Bonus Plan.

10.3	Agreement dated March 9, 2011 by and between Dialectic Capital Partners, LP and related parties and Immersion Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on March 10, 2011).

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.