Form 10-Q
period 2011-06-30
IMMERSION CORP
filed 2011-08-05
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐                     No  ☒

Number of shares of common stock outstanding at July 29, 2011: 28,963,874.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,899	$12,243
Short-term investments	48,971	48,961
Accounts and other receivables (net of allowances for doubtful accounts as of:
June 30, 2011 — $29 and December 31, 2010 — $97)	1,299	815
Inventories	448	406
Deferred income taxes	342	342
Prepaid expenses and other current assets	617	3,821

Total current assets	67,576	66,588
Property and equipment, net	1,466	1,931
Intangibles and other assets, net	13,199	12,356

Total assets	$82,241	$80,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$764	$393
Accrued compensation	2,374	3,507
Other current liabilities	968	1,488
Deferred revenue and customer advances	5,057	4,429

Total current liabilities	9,163	9,817
Long-term deferred revenue	14,795	16,494
Deferred income tax liabilities	342	342
Other long-term liabilities	478	538

Total liabilities	24,778	27,191
Contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: June 30, 2011 — 31,548,668 and December 31, 2010 — 31,016,812; shares outstanding: June 30, 2011 — 28,760,459 and December 31, 2010 — 28,228,603	180,194	176,515
Accumulated other comprehensive income	142	120
Accumulated deficit	(104,475)	(104,553)
Treasury stock at cost: June 30, 2011 and December 31, 2010 — 2,788,209 shares	(18,398)	(18,398)

Total stockholders’ equity	57,463	53,684

Total liabilities and stockholders’ equity	$82,241	$80,875

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Royalty and license	$5,882	$6,304	$14,235	$12,707
Product sales	546	1,850	1,547	4,818
Development contracts and other	254	321	668	659

Total revenues	6,682	8,475	16,450	18,184

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	247	761	721	2,130
Sales and marketing	1,909	1,911	3,759	4,264
Research and development	2,243	2,005	4,342	4,466
General and administrative	3,061	3,084	6,172	8,800
Amortization and impairment or abandonment of intangibles	335	204	692	439

Total costs and expenses	7,795	7,965	15,686	20,099

Operating income (loss)	(1,113)	510	764	(1,915)
Interest and other income	52	63	114	142

Income (loss) from continuing operations before provison for income taxes	(1,061)	573	878	(1,773)
Provision for income taxes	(267)	(423)	(861)	(762)

Income (loss) from continuing operations	(1,328)	150	17	(2,535)
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $12, $0, $39 and $1	18	30	61	61

Net income (loss)	$(1,310)	$180	$78	$(2,474)

Basic net income (loss) per share
Continuing operations	(0.05)	0.01	0.00	(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.05)	$0.01	$0.00	$(0.09)

Shares used in calculating basic net income (loss) per share	28,610	28,101	28,431	28,093

Diluted net income (loss) per share
Continuing operations	(0.05)	0.01	0.00	(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.05)	$0.01	$0.00	$(0.09)

Shares used in calculating basic net income (loss) per share	28,610	28,519	29,241	28,093

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$78	$(2,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	485	583
Amortization and impairment or abandonment of intangibles	692	439
Stock-based compensation	1,765	1,533
Allowance (recovery) for doubtful accounts	(20)	(82)
Loss on disposal of equipment	3	79
Loss on divestiture	0	42
Gain on sales of discontinued operations	(61)	(61)
Changes in operating assets and liabilities:
Accounts and other receivables	(464)	1,101
Inventories	(42)	595
Prepaid expenses and other current assets	3,204	348
Other assets	(54)	0
Accounts payable	250	532
Accrued compensation and other current liabilities	(1,602)	(1,230)
Deferred revenue and customer advances	(1,071)	(1,371)
Other long-term liabilities	(33)	116

Net cash provided by operating activities	3,130	150

Cash flows used in investing activities:
Purchases of available-for-sale investments	(29,927)	(29,965)
Proceeds from maturities of available-for-sale investments	30,000	25,000
Net proceeds from divestiture	0	964
Additions to intangibles	(1,522)	(981)
Proceeds from sale of property and equipment	0	160
Purchases of property and equipment	(39)	(289)
Proceeds from sales of discontinued operations	100	60

Net cash used in investing activities	(1,388)	(5,051)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	65	0
Exercise of stock options	1,849	60

Net cash provided by financing activities	1,914	60

Net increase in cash and cash equivalents	3,656	(4,841)
Cash and cash equivalents:
Beginning of the period	12,243	19,828

End of the period	$15,899	$14,987

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(3,320)	$6

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$630	$279

Shares issued under company stock plan	$1,257	$428

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The results of operations for the interim periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s condensed consolidated financial statements as no new agreements or materially modified contracts in the six months ended June 30, 2011 came under this guidance.

In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) has an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s condensed consolidated financial statements as no new agreements or materially modified contracts in the six months ended June 30, 2011 came under this guidance.

In June 2011, the FASB ratified ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This amendment is effective for reporting periods beginning after December 15, 2011, and will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income.

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

The types of instruments valued based on quoted market prices in active markets include most U.S. Treasury securities and most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

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

Financial instruments measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are classified based on the valuation technique in the table below:

	0000000	0000000	0000000	0000000
	June 30, 2011 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$48,971	$0	$0	$48,971
Money market accounts	13,415	0	0	13,415

Total assets at fair value	$62,386	$0	$0	$62,386

The above table excludes $2.5 million of cash held in banks.

	0000000	0000000	0000000	0000000
	December 31, 2010 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(In thousands)
Assets:
U.S. Treasury securities	$48,961	$0	$0	$48,961
Money market accounts	7,356	0	0	7,356

Total assets at fair value	$56,317	$0	$0	$56,317

The above table excludes $4.9 million of cash held in banks.

Short-term Investments

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,938	$33	$0	$48,971

Total	$48,938	$33	$0	$48,971

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,942	$19	$0	$48,961

Total	$48,942	$19	$0	$48,961

The contractual maturities of the Company’s available-for-sale securities on June 30, 2011 and December 31, 2010 were all due within one year.

3. ACCOUNTS AND OTHER RECEIVABLES

	June 30, 2011	December 31, 2010
	(In thousands)

Trade accounts receivable	$908	$459
Receivables from vendors and other	391	356

Accounts and other receivables	$1,299	$815

4. INVENTORIES

	June 30, 2011	December 31, 2010
	(In thousands)

Raw materials and subassemblies	$322	$281
Finished goods	126	125

Inventories	$448	$406

5. PROPERTY AND EQUIPMENT

	December 31,	December 31,
	June 30, 2011	December 31, 2010
	(In thousands)

Computer equipment and purchased software	$3,672	$3,807
Machinery and equipment	730	815
Furniture and fixtures	630	630
Leasehold improvements	881	881

Total	5,913	6,133
Less accumulated depreciation	(4,447)	(4,202)

Property and equipment, net	$1,466	$1,931

6. INTANGIBLES AND OTHER ASSETS

	December 31,	December 31,
	June 30, 2011	December 31, 2010
	(In thousands)

Patents and trademarks	$22,279	$21,074
Other assets	279	295

Gross intangibles and other assets	22,558	21,369
Accumulated amortization of patents and trademarks	(9,359)	(9,013)

Intangibles and other assets, net	$13,199	$12,356

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years. Amortization of intangibles excluding impairments or abandonments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Amortization of Intangibles - excluding impairments or abandonments	$217	$204	$414	$419

The estimated remaining annual amortization expense for intangible assets as of June 30, 2011 was as follows:

Estimated Amortization Expense
(In thousands)
Remainder of 2011	$500
2012	1,100
2013	1,300
2014	1,400
2015	1,400
Thereafter	7,200

Total	$12,900

Patents in process included in patents and trademarks were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)

Patents in process	$7,916	$7,382

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30, 2011	December 31, 2010
	(In thousands)

Accrued legal	$322	$543
Income taxes payable	28	55
Other current liabilities	618	890

Total other current liabilities	$968	$1,488

Deferred revenue	$5,014	$4,390
Customer advances	43	39

Total deferred revenue and customer advances	$5,057	$4,429

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$14,133	$15,632
Other deferred revenue	662	862

Long-term deferred revenue	$14,795	$16,494

9. STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire from 5 to 10 years from the date of grant. Restricted stock generally vests over one year. RSUs generally vest over 3 years. On June 3, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan in which 2,300,000 shares were authorized. In addition, 400,000 shares were transferred from the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) and 2,279,263 shares were transferred from the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) for a total of 4,979,263 available for grant under the new plan. The 2007 Plan and 2008 Plan have been terminated.

June 30, 2011
Common stock shares available for grant	4,979,263
Common stock options outstanding	3,819,922
Restricted stock awards outstanding	18,000
Restricted stock units outstanding	502,782

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock are reserved for issuance under the ESPP. As of June 30, 2011, 441,601 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2011 are listed below. No shares were purchased under the ESPP for the six months ended June 30, 2010. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2011
Shares purchased under ESPP	13,412
Average price of shares purchased under ESPP	$4.87
Intrinsic value of shares purchased under ESPP	$14,000

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2011 and year ended December 31, 2010:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning outstanding balance	4,000,526	5,041,235
Granted	269,413	662,185
Exercised	(348,226)	(130,135)
Forfeited and cancelled	(101,791)	(1,572,759)

Ending outstanding balance	3,819,922	4,000,526

Aggregate intrinsic value of options exercised	$887,000	$308,000
Weighted average fair value of options granted	3.95	3.11

Information regarding stock options outstanding at June 30, 2011 and December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
June 30, 2011
Options outstanding	3,819,922	$6.31	6.44	$10.3
Options vested and expected to vest using estimated forfeiture rates	3,681,156	6.32	6.28	9.9
Options exercisable	2,502,994	6.81	5.28	6.0

December 31, 2010
Options outstanding	4,000,526	$6.26	6.39	$5.5
Options vested and expected to vest using estimated forfeiture rates	3,798,092	6.32	6.25	5.1
Options exercisable	2,541,701	6.80	5.03	2.9

Summary of Restricted Stock Units

RSU activity for the six months ended June 30, 2011 and year ended December 31, 2010 was as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning outstanding balance	417,923	198,055
Awarded	243,408	363,928
Released	(149,218)	(69,021)
Forfeited	(9,331)	(75,039)

Ending outstanding balance	502,782	417,923

Weighted average grant date fair value of RSUs granted	$6.61	$5.58
Total fair value of RSUs released	1,097,677	315,000
Total fair value of RSUs remaining unvested	4,289,000	2,804,000

Information regarding RSUs outstanding at June 30, 2011 and December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
June 30, 2011
RSUs outstanding	502,782	1.42	$4.3
RSUs vested and expected to vest using estimated forfeiture rates	395,280	1.37	3.4

December 31, 2010
RSUs outstanding	417,923	1.13	$2.8
RSUs vested and expected to vest using estimated forfeiture rates	330,038	1.00	2.2

Summary of Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2011 and year ended December 31, 2010 was as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning outstanding balance	18,000	27,000
Awarded	30,000	22,500
Released	(21,000)	(31,500)
Forfeited	(9,000)	0

Ending outstanding balance	18,000	18,000

Weighted average grant date fair value of restricted stock awarded	$6.61	$5.59
Total fair value of restricted stock awards released	159,000	147,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s Stock Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Options	2011	2010	2011	2010
Expected life (in years)	5.2	5.2	5.2	5.2
Volatility	68%	67%	68%	67%
Interest rate	2.0%	2.1%	2.0%	2.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan	2011	2010	2011	2010
Expected life (in years)	N/A	N/A	0.5	N/A
Volatility	N/A	N/A	50%	N/A
Interest rate	N/A	N/A	0.2%	N/A
Dividend yield	N/A	N/A	0.0%	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	000000	000000	000000	000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Statement of Operations Classifications
Cost of product sales	$0	$0	$0	$10
Sales and marketing	70	226	245	392
Research and development	233	202	437	397
General and administrative	678	510	1,083	734

Total	$981	$938	$1,765	$1,533

As of June 30, 2011, there was $6.4 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.52 years for options, 2.11 years for RSUs, and 0.70 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced that its board of directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three and six months ended June 30, 2011 and 2010, there were no stock repurchases under this program, but the program currently remains available. In July 2011, our Board approved a proposal to repurchase some of our shares of common stock under the previously authorized Stock Repurchase Program which currently has $31.6 million remaining.

10. DIVESTITURE AND DISCONTINUED OPERATIONS

Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for an approximate amount of $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company provided certain back-office services to CAE for up to nine months and was being reimbursed for the expenses incurred for such services. Under the license agreement, the Company licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income in the accompanying condensed consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus of the Company’s business has changed from simulation product sales to licensing fees. During the six months ended June 30, 2010, the Company recognized a pre-tax loss of approximately $42,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. There was no cost in 2011 related to the CAE transaction. The cost reimbursements received under the Transition Services Agreement were recorded as an off-set to the related operating expense line items. The Company’s license agreement with CAE includes quarterly revenue under the license arrangement which started July, 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company does not recognize revenue until the amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

Results of Discontinued Operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Negotiated consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three and six months ended June 30, 2011 the Company recorded a gain on sale of discontinued operations net of tax of $18,000 and $61,000 respectively, from payments on notes from the sale of the 3D product line. In the three and six months ended June 30, 2010 the Company recorded a gain on sale of discontinued operations net of tax of $30,000 and $60,000 respectively, from payments on notes from the sale of the 3D product line.

11. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	0000000	0000000	0000000	0000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Income (loss) from continuing operations before provision for income taxes	$(1,061)	$573	$878	$(1,773)
Provision for income taxes	(267)	(423)	(861)	(762)
Effective tax rate	(25.2)%	73.8%	98.1%	(43.0)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three months and six months ended June 30, 2011 and 2010 are primarily as a result of foreign withholding tax expense.

As of June 30, 2011, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $670,000 including interest of $42,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $241,000. There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2011. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at June 30, 2011 and December 31, 2010 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:

Income (loss) from continuing operations	$(1,328)	$150	$17	$(2,535)
Gain from discontinued operations, net of tax	18	30	61	61

Net income (loss) used in computing basic and diluted net income (loss) per share	$(1,310)	$180	$78	$(2,474)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,610	28,101	28,431	28,093
Dilutive potential common shares:
Restricted Stock and RSUs	0	48	172	0
Stock options	0	370	638	0

Shares used in computation of diluted net income (loss) per share	28,610	28,519	29,241	28,093

Basic net income (loss) per share from:
Continuing operations	$(0.05)	$0.01	$0.00	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.05)	$0.01	$0.00	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$(0.05)	$0.01	$0.00	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.05)	$0.01	$0.00	$(0.09)

The following options to purchase common stock with exercise prices greater than the average fair market value of the Company’s stock were not included in the calculation because the effect would have been anti-dilutive (in thousands, except per share amounts).

	Three months Ended		Six months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock options excluded from calculations of diluted net income (loss) per share	N/A	3,400	907	N/A
Average fair market value of the Company’s stock	N/A	$5.40	$7.21	N/A

As of June 30, 2011 and June 30, 2010, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended June 30, 2011 and for the six months ended June 30, 2010, since their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	June 30,	June 30,
	2011	2010
Outstanding stock options	3,820	4,243
Unvested restricted stock awards	18	18
Unvested RSUs	503	460

13. COMPREHENSIVE INCOME (LOSS)

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net Income (loss)	$(1,310)	$180	$78	$(2,474)
Change in unrealized losses on short-term investments	18	26	22	73

Total comprehensive income (loss)	$(1,292)	$206	$100	$(2,401)

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its revenue and operating income (loss). Beginning April 1, 2010, there is only one segment that is reported to management.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011.

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

ITEM 2.  MANAGEMENT’SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital and other devices. To achieve this heightened interactivity, we develop and license or manufacture a wide range of software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. As of April 1, 2010, we reorganized from two segments and now we manage these application areas under one operating and reportable segment (See Note 14 to the condensed consolidated financial statements).

In most all of our markets, such as mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical, we now license our technologies to manufacturers who use them in products sold under their own brand names. In a few markets, such as medical simulation, we sold products manufactured under our own brand name through direct sales to end users, distributors, or OEMs. We have shifted the majority of our business from manufacturing products to primarily a licensing model. From time to time, we have also engaged in development projects for third parties.

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

Our objective is to drive adoption of our touch technologies across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 1,200 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

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

Cost of Revenues

Cost of revenues includes both cost of product sales and cost of development contract revenues. Cost of product sales consists primarily of contract manufacturing and other overhead costs. Cost of development contract revenue includes primarily labor related costs relating to these contracts.

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

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal and filing fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first six months ended June 30, 2011, we capitalized costs associated with patents and trademarks of $1.6 million. Our total amortization expense (exclusive of impairments or abandonments) for the same period was $414,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following discussion and analysis includes our results of operations from continuing operations for the three months and six months ended June 30, 2011 and 2010. Accordingly, any gain or loss on sale or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion. The operating results for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in continuing operations in the accompanying condensed consolidated financial statements. Although we have ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. From our medical product lines, we continue to manufacture our Virtual IV product line, but the primary focus from this part of our business has changed from simulation product sales to royalty and license revenue.

Overview

Our revenues decreased by 21% during the second quarter ended June 30, 2011 as compared to the second quarter ended June 30, 2010. The second quarter revenue decrease was primarily due to a 70% decrease in product sales and a 7% decrease in royalty and license revenue. The decrease in product sales was primarily due to the transfer of certain medical product lines to CAE Healthcare, Inc. (“CAE”). The decrease in royalty and license revenue was mainly due to certain true up and other one-time payments primarily from our gaming customers in the second quarter of 2010 partially offset by increased royalty and license fees from our mobility and gaming licensees. Our revenues decreased by 10% during the first six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The first six months revenue decrease was primarily due to a 68% decrease in product sales primarily due to the divestiture of certain medical product lines to CAE. Offsetting this, there was a 12% increase in royalty and license revenue mainly due to increased royalty and license fees from our mobility, gaming, and medical licensees.

On March 30, 2010 we entered into an agreement with CAE and sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE for approximately $1.6 million and had a loss on the transaction of $43,000 in 2010. The agreement also provided for the transfer of approximately 34 employees and contractors to CAE as well as distribution agreements and customer relationships. Our divestiture of our medical simulation product lines was completed during 2010. However, we expect to continue to receive revenue due to our licensing agreement with CAE and other companies pertaining to haptic-based technology in medical training applications, and we continue to ship Virtual IV medical products.

Our loss from continuing operations was $1.3 million during the second quarter ended June 30, 2011 as compared to a profit of $150,000 for the second quarter ended June 30, 2010. The increased loss was primarily due to decreased gross margin of $1.3 million resulting from the divestiture of certain medical product lines to CAE along with decreased revenue from true up and other one-time payments primarily from our gaming customers. Our income from continuing operations was $17,000 during the first six months ended June 30, 2011 as compared to a loss from continuing operations of $2.5 million for the six months ended June 30, 2010. The increased income was primarily due to reduced ongoing expenses from the transfer of product lines to CAE, reductions in personnel, and other cost savings contributed to the increase in income.

During the remainder of 2011, we expect royalty and licensing revenues to be the major component of our revenues as our technology continues to be included in more products. Our first quarter revenue is typically higher than all other quarters due to the reporting of holiday sales by our customers in the prior quarter and we expect this seasonality to continue. Also, we expect to continue to focus on the execution of plans including marketing our products in our established businesses. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensees’ products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	00000000	00000000	00000000	00000000
	June 30,		Change	% Change
REVENUES	2011	2010

	(In thousands)
Three months ended:

Royalty and license	$5,882	$6,304	$(422)	(7)%
Product sales	546	1,850	(1,304)	(70)%
Development contracts and other	254	321	(67)	(21)%

Total Revenues	$6,682	$8,475	$(1,793)	(21)%

Six months ended:

Royalty and license	$14,235	$12,707	$1,528	12%
Product sales	1,547	4,818	(3,271)	(68)%
Development contracts and other	668	659	9	1%

Total Revenues	$16,450	$18,184	$(1,734)	(10)%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The decrease in royalty and license revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to decreases in true ups and other one-time payments mainly from our gaming licensees of approximately $1 million along with decreases from our automotive and integrated circuit and other licensees. This was partially offset by increases in royalty and license revenue from our mobility, gaming, and medical licensees.

Royalty and license revenue decreased by 9% for gaming customers mainly due to decreases in true ups and other one-time payments partially offset by increases in royalties from new and existing customers due to increased units shipped by licensees.

Royalty and license revenue increased by 9% for mobility customers primarily due to increases in mobility units shipped by our licensees. The increase was due to the fact that our technology continues to be included in more phone models and other devices.

We expect royalty and license revenue to be the major component of our future revenue as we focus on our licensing model and as our technology continues to be included in more products.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due primarily to a $1.3 million decrease in medical product sales arising mainly from the divesture of certain medical simulation product lines in the three months ended March 31, 2010. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. Revenue for the second quarter ended June 30, 2010 for the divested product lines was approximately $1 million and was primarily the result of the recognition of prior shipments not previously recognized as revenue based upon recognition criteria as required by GAAP and our revenue recognition policies. In addition, sales of our Virtual IV medical simulator product, our only medical product line remaining, decreased by $323,000 due to decreased shipments compared to the same period in the prior year. We expect product sales will remain at lower levels in 2011 compared to 2010 primarily as a result of the divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines, and that the primary focus of our business has changed from simulation product sales to royalty and license revenue.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts. Development contracts and other revenue decreased mainly due to a decrease in one time contracted engineering services. We continue to transition our engineering resources from certain commercial development contract efforts to development efforts that focus on leveraging our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to grow significantly in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter ended June 30, 2011, revenue generated in North America, Europe, Far East, and Rest of the World represented 44%, 12%, 44%, and 0% of total revenue, respectively, compared to 43%, 9%, 42%, and 6% of total revenue, respectively, for the second quarter ended June 30, 2010. The shift in revenues among regions was mainly due to a decrease in product sales in the Far East and Rest of the World as a result of the divestiture of certain medical simulation product lines. These decreases were primarily offset by an increase in gaming, medical, and automotive license and royalty revenue in Europe. In addition, there was an offsetting increase in revenues from the Far East that was primarily due to increased royalty and license revenue from licensees of mobile devices.

Six months Ended June 30, 2011 Compared to Six months Ended June 30, 2010

Royalty and license revenue — The increase in royalty and license revenue was due to increases in royalty and license revenue generated primarily from mobility, gaming, and medical licensees.

Royalty and license revenue increased by 18% for mobility customers primarily due to increases in units shipped.

Royalty and license revenue increased by 16% for gaming customers mainly due to increases in royalties from new and existing customers due to increased units shipped by licensees, partially offset by decreases in true ups and other one-time payments. We experience seasonally higher revenue from our gaming customers due to the reporting of holiday sales in the first calendar quarter.

Product sales — The decrease in product sales was due primarily to a $3.1 million decrease in medical product sales arising mainly from the divesture of certain medical simulation product lines in the three months ended March 31, 2010. Revenue for the six months ended June 30, 2010 for the divested product lines was approximately $3 million.

Development contracts and other revenue — Development contracts and other revenue increased mainly due to an increase in contracted engineering services mainly from medical customers, partially offset by a decrease in other one time contracted engineering services.

In the six months ended June 30 2011, revenue generated in North America, Europe, Far East, and Rest of the World represented 43%, 16%, 41%, and 0% of total revenue, respectively, compared to 36%, 18%, 43%, and 3% of total revenue, respectively, for the six months ended June 30, 2010. The shift in revenues among regions was mainly due to a decrease in product sales in Europe, the Far East, and Rest of the World as a result of the divestiture of certain medical simulation product lines and a decrease in mobile device royalty and license revenue in Europe due to the timing of revenue recognized. These decreases were primarily offset by an increase in royalty and license revenue in the Far East and North America. The increase in royalty and license revenue in the Far East was primarily due to increased royalty and license revenue from licensees of mobile devices. The increase in royalty and license revenue in North America was primarily due to increased royalty and license revenue from gaming licensees and medical licensees.

	000000	000000	000000	000000
	June 30,		Change	% Change
COST OF REVENUES	2011	2010
	(In thousands)
Three months ended:
Cost of revenues	$247	$761	$(514)	(68)%
% of total revenues	4%	9%	(5)%

Six months ended:

Cost of revenues	$721	$2,130	$(1,409)	(66)%
% of total revenues	4%	12%	(7)%

Cost of Revenues — Our cost of revenues (exclusive of amortization and impairment or abandonment of intangibles) consists primarily of contract manufacturing and other overhead costs for product sales, and labor related costs for development contracts and other. The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of cost of revenues for the second quarter ended June 30, 2011 as compared to the second quarter ended June 30, 2010. Specifically, the decrease in cost of revenues for 2011 as compared to 2010 was primarily due to decreased direct material costs and production costs of $468,000 and decreased physical inventory adjustment expense of $44,000 that did not recur in 2011. The decrease in direct material, production costs, and freight expense of approximately 72% was mainly due to a similar decrease in product sales. With the divestiture of certain medical simulation product lines, cost of revenues for medical products are expected to remain at reduced levels in the future.

The divestiture of certain medical simulation product lines was a major contributor to the overall reduction of cost of revenues for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Specifically, the decrease in cost of revenues for 2011 as compared to 2010 was primarily due to decreased direct material costs and production costs of $1.2 million and decreased freight costs of $171,000. The decrease in direct material, production costs, and freight expense of approximately 70% was mainly due to a similar decrease in product sales.

	000000	000000	000000	000000
	June 30,		Change	% Change
OPERATING EXPENSES	2011	2010
	($ In thousands)

Three months ended:
Sales and marketing	$1,909	$1,911	$(2)	(0)%
% of total revenue	29%	23%	6%
Research and development	$2,243	$2,005	$238	12%
% of total revenue	34%	24%	10%
General and administrative	$3,061	$3,084	$(23)	(1)%
% of total revenue	46%	36%	9%
Amortization and impairment or abandonment of intangibles	$335	$204	$131	64%
% of total revenue	5%	2%	3%

Six months ended:

Sales and marketing	$3,759	$4,264	$(505)	(12)%
% of total revenue	23%	23%	(1)%
Research and development	$4,342	$4,466	$(124)	(3)%
% of total revenue	26%	25%	2%
General and administrative	$6,172	$8,800	$(2,628)	(30)%
% of total revenue	38%	48%	(11)%
Amortization and impairment or abandonment of intangibles	$692	$439	$253	58%
% of total revenue	4%	2%	2%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, advertising, public relations, trade shows, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the second quarter ended June 30, 2011 as compared to the second quarter ended June 30, 2010 was primarily due to decreased compensation, benefits, and overhead of $199,000, partially offset by increased marketing, advertising, and public relations costs of $200,000. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The decrease in sales and marketing expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to the divestiture of the medical simulation product lines, resulting in reduced ongoing expenses. Specifically, the decrease in overall sales and marketing expenses was mainly due to decreased compensation, benefits, and overhead of $644,000 primarily due to decreased sales and marketing headcount, decreased employee recruitment expense of $138,000, and decreased travel expense of $118,000 also due to decreased sales and marketing headcount, partially offset by increased marketing, advertising, and public relations costs of $322,000 and increased consulting of $41,000.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the second quarter ended June 30, 2011 as compared to the second quarter ended June 30, 2010 was primarily due to increased compensation, benefits, and overhead of $263,000 mainly due to increased headcount. We believe that continued significant investment in research and development efforts are critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

The decrease in research and development expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $66,000 mainly due to decreased headcount, a decreased loss on disposition of fixed assets of $22,000, and decreased travel expense of $14,000 mainly due to decreased headcount.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the second quarter ended June 30, 2011 as compared to the second quarter ended June 30, 2010 was primarily due to decreased legal, professional, and license fee expenses of $489,000 partially offset by increased compensation, benefits, and overhead of $448,000. The decreased legal and professional expenses were partially due to the decreased accounting, audit, legal, and consulting costs resulting from our internal investigation which was concluded in 2010. In addition, we had reduced patent expenses along with reduced litigation expenses as certain lawsuits were settled during 2010 which also contributed to the overall reduction in legal and professional expenses. The increased compensation, benefits, and overhead was mainly due to increased stock compensation expense primarily due to the timing of expense of stock options granted and additional general and administrative compensation expense. We expect that the dollar amount of general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend any lawsuits brought against us.

The decrease in general and administrative expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to decreased legal, professional, and license fee expenses of $3.2 million, partially offset by increased compensation, benefits, and overhead of $686,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs resulting from our internal investigation which was concluded in 2010. A decrease in litigation expenses as certain lawsuits have been settled during 2010 also contributed to the overall reduction in legal and professional expenses. The increased compensation, benefits, and overhead was primarily due to increased stock compensation expense mainly due to the timing of the expense of stock options granted.

Amortization and impairment or abandonment of Intangibles — Our amortization and impairment or abandonment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment and write off of abandoned and expired patents. Amortization and impairment or abandonment of intangibles increased for the second quarter and six months ended June 30, 2011 as compared to the second quarter and six months ended June 30, 2010 mainly due to the write off of abandoned and expired patents.

	0000	0000	0000	0000
	June 30,		Change	% Change
INTEREST AND OTHER INCOME	2011	2010
	(In thousands)
Three months ended:
Interest and other income	$52	$63	$(11)	(17)%
% of total revenue	1%	1%	0%

Six months ended:

Interest and other income	$114	$142	$(28)	(20)%
% of total revenue	1%	1%	0%

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, gains on sales of short-term investments, and other income. Interest and other income decreased for the second quarter and six months ended June 30, 2011 as compared to the second quarter and six months ended June 30, 2010 primarily as a result of decreased interest income due to reduced interest rates on cash, cash equivalents, and short-term investments.

	0000000	0000000	0000000	0000000
	June 30,		Change	% Change
PROVISION FOR TAXES	2011	2010
	(In thousands)
Three months ended:

Provision for income taxes	$(267)	$(423)	$156	(37)%
Income (loss) from continuing operations before income taxes	$(1,061)	$573
Effective tax rate	(25.2)%	73.8%

Six months ended:		9709

Provision for income taxes	$(861)	$(762)	$(99)	13%
Income (loss) from continuing operations before income taxes	$878	$(1,773)
Effective tax rate	98.1%	(43.0)%

Provision for Income Taxes — The income tax provision decreased for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 primarily due to the change from a current period profit to a current period loss from continuing operations in the first and second quarters of 2011, respectively which caused a reduction to the provision for income taxes. The income tax provision for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 increased primarily due to increased foreign withholding tax expense as a result of increased revenue in Asia.

	00000	00000	00000	00000
	June 30,		Change	% Change
DISCONTINUED OPERATIONS	2011	2010
	(In thousands)
Three months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$18	$30	$(12)	(40)%
% of total revenue	0%	0%

Six months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$61	$61	$0	0%
% of total revenue	0%	0%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale of our 3D family of products. The decrease in the gain on sales of discontinued operations net of taxes for the quarter ended June 30, 2011 compared to the quarter ended June 30 2010 is primarily due to an increase in the tax provision allocated to discontinued operations. Gain on sales of discontinued operations net of taxes remained unchanged for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase in payments from the sales of discontinued operations offset by an increase in the tax provision allocated to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and U.S. Treasury securities. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.

On June 30, 2011, our cash, cash equivalents, and short-term investments totaled $64.9 million, an increase of 3.7 million from $61.2 million on December 31, 2010.

Cash provided by operating activities

Net cash provided by operating activities during the six months ended June 30, 2011 was $3.1 million, an increase of $3.0 million from the $150,000 provided during the six months ended June 30, 2010, reflecting an increase of $2.9 million in net income adjusted for non-cash items including $1.8 million of non-cash stock-based compensation, $692,000 in amortization and impairment or abandonment of intangibles, and $485,000 in depreciation and amortization of property and equipment. In addition, cash improved by $188,000 from changes in other operating assets and liabilities including a tax refund of $3.2 million and an increase of $250,000 from a change in accounts payable due to the timing of payments to vendors. These increases were offset by a decrease of $1.6 million due to a change in accrued compensation and other current liabilities, a decrease of $1.1 million due to a change in deferred revenue and customer advances mainly due to recognition of deferred revenue, and $464,000 due to a change in accounts receivable from additional billings.

Cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2011 was $1.4 million, compared to the $5.1 million used in investing activities during the six months ended June 30, 2010, a decreased use of cash of $3.7 million. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $29.9 million and a $1.5 million increase in intangibles primarily due to capitalization of external patent filings and application costs offset by maturities of short-term investments of $30.0 million.

Cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2011 was $1.9 million compared to the $60,000 provided during the six months ended June 30, 2010. Cash provided by financing activities during the six months ended June 30, 2011 was due to the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We expect that there will likely be fewer needs of our working capital in 2011 compared to 2010 due to the divestiture of the medical simulation product lines. Our Board has approved a proposal to repurchase some of our shares of common stock under the previously authorized Stock Repurchase Program which currently has $31.6 million remaining. We will continue to protect and defend our extensive intellectual property portfolio, which could result in increased use of cash. We anticipate that capital expenditures for property and equipment for the full year ended December 31, 2011 will be less than $500,000. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2011 will be approximately $3 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$2,573	$748	$1,322	$503	$0
Purchase Obligations	884	884	0	0	0

Total	$3,457	$1,632	$1,322	$503	$0

As of June 30, 2011, we had a liability for unrecognized tax benefits totaling $670,000 including interest of $42,000, of which approximately $241,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital. Non-cancellable purchase obligations were approximately $400,000 at June 30, 2011.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $62.4 million as of June 30, 2011. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $328,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2011, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011.

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

Our revenue growth is partially dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the competition we may face with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•

difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology versus continuing to develop their own intellectual property or license intellectual property from other parties;

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

Three customers accounted for approximately 44% and 32% of our total revenues for the second quarter ended June 30, 2011 and 2010, respectively. Three customers accounted for approximately 44% and 35% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

We had an accumulated deficit of $104 million as of June 30, 2011, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of June 30, 2011, we had an accumulated deficit of $104 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the second quarter ended June 30, 2011 and 2010, 88% and 74%, respectively, of our total revenues were royalty and license revenues. For the six months ended June 30, 2011 and 2010, 87% and 70%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our product portfolio includes current and future products designed for use with third-party platforms or software. Our business in these categories relies on our access to the platforms of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

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

Our business depends on generating revenues by licensing our intellectual property rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or the patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patent;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country, particularly in Asia, in which we or our licensees do business.

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

Our sales to customers or sales by our customers to their end customers in some areas outside the United States could be subject to government export regulations or restrictions that prohibit us or our licensees from selling to customers in some countries or that require us to obtain licenses or approvals to export such products internationally. Delays or denial of the grant of any required license or approval, or changes to the regulations, could make it difficult or impossible to make sales to foreign customers in some countries and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. A substantial portion of our research and development activities, operations, our corporate headquarters, and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. An earthquake at or near our facilities could disrupt our operations and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011

IMMERSION CORPORATION

By	/s/ Shum Mukherjee
Shum Mukherjee
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	2011 Equity Incentive Plan.

10.2*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.

10.3*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.

10.4*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part 1, Item 1 of this Form 10-Q formatted in XBRL.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.