Form 10-Q
period 2011-09-30
IMMERSION CORP
filed 2011-11-07
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [    ]                                                                 No [ X ]

Number of shares of common stock outstanding at October 31, 2011: 28,863,334.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$14,509	$12,243
Short-term investments	48,979	48,961
Accounts and other receivables (net of allowances for doubtful accounts as of:
September 30, 2011 — $25 and December 31, 2010 — $97)	779	815
Inventories	579	406
Deferred income taxes	342	342
Prepaid expenses and other current assets	704	3,821

Total current assets	65,892	66,588
Property and equipment, net	1,279	1,931
Intangibles and other assets, net	13,771	12,356

Total assets	$80,942	$80,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$550	$393
Accrued compensation	2,722	3,507
Other current liabilities	1,129	1,488
Deferred revenue and customer advances	4,459	4,429

Total current liabilities	8,860	9,817
Long-term deferred revenue	14,010	16,494
Deferred income tax liabilities	342	342
Other long-term liabilities	455	538

Total liabilities	23,667	27,191
Commitments and Contingencies (Notes 9 and 16)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: September 30, 2011 — 31,760,085 and December 31, 2010 — 31,016,812; shares outstanding: September 30, 2011 — 28,940,662 and December 31, 2010 — 28,228,603	181,609	176,515
Accumulated other comprehensive income	139	120
Accumulated deficit	(105,887)	(104,553)
Treasury stock at cost: September 30, 2011 — 2,819,423 shares and December 31, 2010 — 2,788,209 shares	(18,586)	(18,398)

Total stockholders’ equity	57,275	53,684

Total liabilities and stockholders’ equity	$80,942	$80,875

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Royalty and license	$5,875	$5,141	$20,110	$17,848
Product sales	345	1,217	1,892	6,035
Development contracts and other	275	189	943	848

Total revenues	6,495	6,547	22,945	24,731

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	192	457	913	2,587
Sales and marketing	1,643	1,813	5,402	6,077
Research and development	2,183	2,007	6,525	6,473
General and administrative	3,195	3,008	9,367	11,808
Amortization and impairment or abandonment of intangibles	324	211	1,016	650

Total costs and expenses	7,537	7,496	23,223	27,595

Operating loss	(1,042)	(949)	(278)	(2,864)
Interest and other income	58	70	172	212

Loss from continuing operations before provision for income taxes	(984)	(879)	(106)	(2,652)
Provision for income taxes	(428)	(336)	(1,289)	(1,098)

Loss from continuing operations	(1,412)	(1,215)	(1,395)	(3,750)
Discontinued operations (Note 11) :
Gain on sales of discontinued operations net of provision for income taxes of $0, $18, $39 and $18	0	82	61	143

Net loss	$(1,412)	$(1,133)	$(1,334)	$(3,607)

Basic and diluted net loss per share
Continuing operations	(0.05)	(0.04)	(0.05)	(0.13)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.05)	$(0.04)	$(0.05)	$(0.13)

Shares used in calculating basic and diluted net loss per share	28,918	28,134	28,595	28,087

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,334)	$(3,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	717	842
Amortization and impairment or abandonment of intangibles	1,016	650
Stock-based compensation	2,705	2,430
Allowance (recovery) for doubtful accounts	(25)	(120)
Loss on disposal of equipment	3	90
Loss on divestiture	0	43
Gain on sales of discontinued operations	(61)	(143)
Changes in operating assets and liabilities:
Accounts and other receivables	61	2,259
Inventories	(173)	860
Prepaid expenses and other current assets	3,117	53
Other assets	(89)	0
Accounts payable	32	(315)
Accrued compensation and other current liabilities	(1,282)	(829)
Deferred revenue and customer advances	(2,454)	(3,583)
Other long-term liabilities	(56)	121

Net cash provided by (used in) operating activities	2,177	(1,249)

Cash flows used in investing activities:
Purchases of available-for-sale investments	(44,910)	(34,880)
Proceeds from maturities of available-for-sale investments	45,000	30,000
Net proceeds from divestiture	0	964
Additions to intangibles	(2,406)	(1,584)
Proceeds from sale of property and equipment	0	160
Purchases of property and equipment	(84)	(336)
Proceeds from sales of discontinued operations	100	142

Net cash used in investing activities	(2,300)	(5,534)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	145	0
Exercise of stock options	2,244	83

Net cash provided by financing activities	2,389	83

Net increase in cash and cash equivalents	2,266	(6,700)
Cash and cash equivalents:
Beginning of the period	12,243	19,828

End of the period	$14,509	$13,128

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(3,302)	$6

Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment, and intangibles	$636	$377

Shares issued under company stock plan	$1,305	$34

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

   Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries, Immersion Canada Inc., Immersion International, LLC, Immersion Medical, Inc., Immersion Japan K.K., Immersion Taiwan, and Haptify, Inc. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

The results of operations for the interim periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

—

Persuasive evidence of an arrangement exists: For a license arrangement, the Company requires a written contract, signed by both the customer and the Company. For a stand-alone product sale, the Company requires a purchase order or other form of written agreement with the customer.

—

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

—

The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

—

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

    Royalty and license revenue — The Company recognizes royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed probable. The terms of the royalty agreements generally require licensees to give the Company notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. The Company recognizes license fee revenue for licenses to intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license.

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

   Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple

Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s condensed consolidated financial statements as no material new agreements or materially modified contracts in the nine months ended September 30, 2011 came under this guidance.

In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) has an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s condensed consolidated financial statements as no material new agreements or materially modified contracts in the nine months ended September 30, 2011 came under this guidance.

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

Financial instruments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are classified based on the valuation technique in the table below:

	September 30, 2011 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$48,979	$0	$0	$48,979
Money market accounts	11,423	0	0	11,423

Total assets at fair value	$60,402	$0	$0	$60,402

  The above table excludes $3.1 million of cash held in banks.

	December 31, 2010 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$48,961	$0	$0	$48,961
Money market accounts	7,356	0	0	7,356

Total assets at fair value	$56,317	$0	$0	$56,317

The above table excludes $4.9 million of cash held in banks.

   Short-term Investments

	September 30, 2011

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,949	$30	$0	$48,979

Total	$48,949	$30	$0	$48,979

	December 31, 2010

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,942	$19	$0	$48,961

Total	$48,942	$19	$0	$48,961

The contractual maturities of the Company’s available-for-sale securities on September 30, 2011 and December 31, 2010 were all due within one year.

3.   ACCOUNTS AND OTHER RECEIVABLES

	September 30, 2011	December 31, 2010
	(In thousands)

Trade accounts receivable	$337	$459
Receivables from vendors and other	442	356

Accounts and other receivables	$779	$815

4.   INVENTORIES

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials and subassemblies	$310	$281
Finished goods	269	125

Inventories	$579	$406

5.   PROPERTY AND EQUIPMENT

	September 30, 2011	December 31, 2010
	(In thousands)

Computer equipment and purchased software	$3,681	$3,807
Machinery and equipment	711	815
Furniture and fixtures	634	630
Leasehold improvements	886	881

Total	5,912	6,133
Less accumulated depreciation	(4,633)	(4,202)

Property and equipment, net	$1,279	$1,931

6.   INTANGIBLES AND OTHER ASSETS

	September 30, 2011	December 31, 2010
	(In thousands)

Patents and trademarks	$23,122	$21,074
Other assets	286	295

Gross intangibles and other assets	23,408	21,369
Accumulated amortization of patents and trademarks	(9,637)	(9,013)

Intangibles and other assets, net	$13,771	$12,356

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding impairments or abandonments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Amortization of Intangibles - excluding impairments or abandonments	$333	$211	$747	$630

The table below includes estimated remaining annual amortization expense for intangible assets as of September 30, 2011. The table includes patents which are in process and the amounts are subject to change based on management’s estimate.

Estimated Amortization Expense

(In thousands)
Remainder of 2011	$267
2012	1,118
2013	1,326
2014	1,394
2015	1,496
Thereafter	7,884

Total	$13,485

Patents in process included in patents and trademarks were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)

Patents in process	$8,119	$7,382

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30, 2011	December 31, 2010
	(In thousands)

Accrued legal	$380	$543

Income taxes payable	31	55

Other current liabilities	718	890

Total other current liabilities	$1,129	$1,488

Deferred revenue	$4,392	$4,390

Customer advances	67	39

Total deferred revenue and customer advances	$4,459	$4,429

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$13,384	$15,632
Other deferred revenue	626	862

Long-term deferred revenue	$14,010	$16,494

9.    COMMITMENTS

The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2016.

On September 16, 2011, the Company entered into a Lease Termination Agreement effective as of December 31, 2011 with respect to the lease of its primary facilities of approximately 48,000 square feet in San Jose, California which was set to expire in June 2014. Pursuant to that agreement, the Company will be paid $350,000, subject to the Company vacating the premises by December 31, 2011. On September 19, 2011, the Company entered into a new lease agreement for its primary facilities of approximately 33,000 square feet in San Jose, California which expires in December 2016 and can be extended to December 2021.

Minimum future lease payments and non-cancellable unconditional purchase obligations are as follows:

	Operating Leases	Purchase Obligations

	(In thousands)
2011 (remainder)	$185	$255
2012	362	-
2013	499	-
2014	513	-
2015	507	-
Thereafter	422	-

Total	$2,488	$255

10.    STOCK-BASED COMPENSATION

    Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire from 5 to 10 years from the date of grant. Restricted stock generally vests over one year. RSUs generally vest over 3 years. On June 3, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011” Plan) in which 2,300,000 shares were authorized. In addition, 400,000 shares were transferred from the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) and 2,279,263 shares were transferred from the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) for a total of 4,979,263 originally available for grant under the 2011 Plan. Under the 2011 Plan, any award other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued. The 2007 Plan and 2008 Plan have been terminated.

September 30,
2011
Common stock shares available for grant	4,860,638
Common stock options outstanding	3,584,975
Restricted stock awards outstanding	18,000
Restricted stock units outstanding	448,540

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock are reserved for issuance under the ESPP. As of September 30, 2011, 456,891 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of common stock purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2011 are listed below. No shares were purchased under the ESPP for the nine months ended September 30, 2010. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine months
Ended
September 30,
2011
Shares purchased under ESPP	28,702
Average price of shares purchased under ESPP	$5.04
Intrinsic value of shares purchased under ESPP	$74,566

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2011 and year ended December 31, 2010:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning outstanding balance	4,000,526	5,041,235
Granted	387,163	662,185
Exercised	(537,520)	(130,135)
Forfeited and cancelled	(265,194)	(1,572,759)

Ending outstanding balance	3,584,975	4,000,526

Aggregate intrinsic value of options exercised	$2,399,000	$308,000
Weighted average fair value of options granted	4.18	3.11

Information regarding stock options outstanding at September 30, 2011 and December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
September 30, 2011
Options outstanding	3,584,975	$6.53	6.02	$2.6
Options vested and expected to vest using estimated forfeiture rates	3,445,690	6.54	5.92	2.5
Options exercisable	2,426,104	7.00	4.92	1.5

December 31, 2010
Options outstanding	4,000,526	$6.26	6.39	$5.5
Options vested and expected to vest using estimated forfeiture rates	3,798,092	6.32	6.25	5.1
Options exercisable	2,541,701	6.80	5.03	2.9

Summary of Restricted Stock Units

RSU activity for the nine months ended September 30, 2011 and year ended December 31, 2010 was as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning outstanding balance	417,923	198,055
Awarded	243,908	363,928
Released	(156,051)	(69,021)
Forfeited	(57,240)	(75,039)

Ending outstanding balance	448,540	417,923

Weighted average grant date fair value of RSUs granted	$6.61	$5.58
Total fair value of RSUs released	1,146,000	315,000
Total fair value of RSUs remaining unvested	2,682,000	2,804,000

Information regarding RSUs outstanding at September 30, 2011 and December 31, 2010 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
September 30, 2011
RSUs outstanding	448,540	1.19	$2.7
RSUs vested and expected to vest using estimated forfeiture rates	361,439	1.16	2.2

December 31, 2010
RSUs outstanding	417,923	1.13	$2.8
RSUs vested and expected to vest using estimated forfeiture rates	330,038	1.00	2.2

Summary of Restricted Stock Awards

Restricted stock award activity for the nine months ended September 30, 2011 and year ended December 31, 2010 was as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning outstanding balance	18,000	27,000
Awarded	30,000	22,500
Released	(21,000)	(31,500)
Forfeited	(9,000)	0

Ending outstanding balance	18,000	18,000

Weighted average grant date fair value of restricted stock awarded	$6.61	$5.59
Total fair value of restricted stock awards released	159,000	147,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s Stock Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Options	2011	2010	2011	2010
Expected life (in years)	4.5	5.2	5.0	5.2
Volatility	70%	67%	69%	67%
Interest rate	0.9%	1.5%	1.7%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan	2011	2010	2011	2010
Expected life (in years)	0.5	N/A	0.5	N/A
Volatility	40%	N/A	45%	N/A
Interest rate	0.2%	N/A	0.2%	N/A
Dividend yield	0.0%	N/A	0.0%	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Statement of Operations Classifications
Cost of product sales	$0	$0	$0	$10
Sales and marketing	132	155	376	546
Research and development	201	199	639	597
General and administrative	607	542	1,690	1,277

Total	$940	$896	$2,705	$2,430

As of September 30, 2011, there was $5.4 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.48 years for options, 1.90 years for RSUs, and 0.45 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

During the twelve months ended December 31, 2008, the Company repurchased 2,786,563 shares for approximately $18.4 million at an average cost of $6.60 per share net of transaction costs through open market repurchases. During the three and nine months ended September 30, 2011, the Company repurchased 31,214 shares for $188,000 at an average cost of $6.02 net of transaction costs through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet.

11. DIVESTITURE AND DISCONTINUED OPERATIONS

Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement, and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for approximately $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company provided certain back-office services to CAE for up to nine months and was being reimbursed for the expenses incurred for such services. Under the license agreement, the Company licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating income (loss) in the accompanying condensed consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus of the Company’s business has changed from simulation product sales to licensing fees. During the nine months ended September 30, 2010, the Company recognized a pre-tax loss of approximately $43,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. There was no cost in 2011 related to the CAE transaction. The cost reimbursements received under the Transition Services Agreement were recorded as an off-set to the related operating expense line items. The Company’s license agreement with CAE includes quarterly revenue under the license arrangement which started in July 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company recognizes revenue as amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

          Results of Discontinued Operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Negotiated consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three and nine months ended September 30, 2011 the Company recorded a gain on sales of discontinued operations net of tax of $0 and $61,000 respectively, from payments on notes from the sale of the 3D product line. In the three and nine months ended September 30, 2010 the Company recorded a gain on sale of discontinued operations net of tax of $82,000 and $143,000 respectively, from payments on notes from the sale of the 3D product line.

12. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Loss from continuing operations before provision for income taxes	$(984)	$(879)	$(106)	$(2,652)
Provision for income taxes	(428)	(336)	(1,289)	(1,098)
Effective tax rate	(43.5)%	(38.2)%	(1216.0)%	(41.4)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three months and nine months ended September 30, 2011 and 2010 are primarily as a result of foreign withholding tax expense.

As of September 30, 2011, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $673,000 including interest of $45,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $244,000. There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2011. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at September 30, 2011 and December 31, 2010 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

13. NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator:

Loss from continuing operations	$(1,412)	$(1,215)	$(1,395)	$(3,750)
Gain from discontinued operations, net of tax	0	82	61	143

Net loss used in computing basic and diluted net loss per share	$(1,412)	$(1,133)	$(1,334)	$(3,607)

Denominator:
Shares used in computation of basic and diluted net loss per share	28,918	28,134	28,595	28,087

Basic and diluted net loss per share from:
Continuing operations	$(0.05)	$(0.04)	$(0.05)	$(0.13)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.05)	$(0.04)	$(0.05)	$(0.13)

As of September 30, 2011 and 2010, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2011 and 2010, since their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	September 30, 2011	September 30, 2010

Outstanding stock options	3,585	4,176
Unvested restricted stock awards	18	18
Unvested RSUs	449	424

14. COMPREHENSIVE LOSS

The following table sets forth the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Net loss	$(1,412)	$(1,133)	$(1,334)	$(3,607)
Change in unrealized losses on short-term investments	(3)	(7)	19	66

Total comprehensive loss	$(1,415)	$(1,140)	$(1,315)	$(3,541)

15. SEGMENT REPORTING

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile communications and consumer electronics, automotive, gaming, commercial and industrial controls, and medical. Through March 31, 2010, the Company managed these application areas under two operating and reportable segments: Touch and Medical. As discussed in Note 11 of the condensed consolidated financial statements, on March 30, 2010 the Company divested its Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus from this part of the business has changed from simulation product sales to primarily a licensing model under which the Company develops and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue. As of April 1, 2010, the Company reorganized into one segment and there is no longer management, development, operations, or administrative personnel specifically for medical operations or product lines.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. Several notices of appeal have been filed by putative class members challenging the settlement. Subsequently, the District Court determined that none of the objectors had standing to appeal. One of the putative objectors has filed a notice of appeal of the determination as to him. The Company intends to defend the lawsuit vigorously.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and the Company responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. The Company believes that its responses complied with the Court’s ruling and therefore will be opposing the shareholder’s motion.

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

OVERVIEW

We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital and other devices. To achieve this heightened interactivity, we develop and license or manufacture a wide range of software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target lines of business: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. As of April 1, 2010, we reorganized from two segments and now we manage these application areas under one operating and reportable segment (See Note 15 to the condensed consolidated financial statements).

In most all of our markets, such as mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical, we primarily license our technologies to manufacturers who use them in products sold under their own brand names. In a few markets, such as medical simulation, we have sold products manufactured under our own brand name through direct sales to end users, distributors, or OEMs. From time to time, we have also engaged in development projects for third parties.

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

Royalty and license revenue — We recognize royalty revenue based on royalty reports or related information received from the licensee and when collectibility is deemed probable. The terms of the royalty agreements generally require licensees to give us notification of royalties within 30 to 45 days of the end of the quarter during which the sales occur. We recognize license fee revenue for licenses to our intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license.

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

Cost of Revenues — Cost of revenues includes both cost of product sales and cost of development contract revenues. Cost of product sales consists primarily of contract manufacturing and other overhead costs. Cost of development contract revenue includes primarily labor related costs relating to these contracts.

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

See Note 10 to the condensed consolidated financial statements for further information regarding stock-based compensation.

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

Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and maintenance fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first nine months ended September 30, 2011, we capitalized costs associated with patents and trademarks of $2.4 million. Our total amortization expense (exclusive of impairments or abandonments) for the same period was $747,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following discussion and analysis includes our results of operations from continuing operations for the three months and nine months ended September 30, 2011 and 2010. Accordingly, any gain or loss on sale or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion. The operating results for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in continuing operations in the accompanying condensed consolidated financial statements. Although we have ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. From our medical product lines, we continue to manufacture our Virtual IV product line, but the primary focus from this part of our business has changed from simulation product sales to royalty and license revenue.

Overview

Our revenues decreased by 1% during the third quarter ended September 30, 2011 as compared to the third quarter ended September 30, 2010. The third quarter revenue decrease was primarily due to a 72% decrease in product sales, partially offset by a 14% increase in royalty and license revenue. The decrease in product sales was primarily due to a softer market for our products in the medical line of business as well as inventory rebalancing by a specific customer. The increase in royalty and license revenue was mainly due to increased revenue primarily from our gaming and mobility licensees. Our revenues decreased by 7% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The revenue decrease for the nine months ended September 30, 2011 was primarily due to a 69% decrease in product sales primarily due to the divestiture of certain medical product lines to CAE. Partially offsetting this, there was a 13% increase in royalty and license revenue mainly due to increased royalty and license fees primarily from our mobility and gaming lines of business.

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

Our loss from continuing operations was $1.4 million during the third quarter ended September 30, 2011 as compared to a loss of $1.2 million for the third quarter ended September 30, 2010. The increased loss was primarily due to higher operating expenses which include an increase in research and development expenses and an increase in foreign withholding taxes resulting from higher royalty revenue from some Asian countries. Our loss from continuing operations was $1.4 million during the nine months ended September 30, 2011 as compared to a loss from continuing operations of $3.8 million for the nine months ended September 30, 2010. The decreased loss was primarily due to reduced ongoing expenses from the transfer of product lines to CAE, reductions in personnel, and other cost savings measures.

During the remainder of 2011, we expect royalty and licensing revenues to be the major component of our revenues as our technology continues to be included in more products. Our first quarter revenue is typically higher than all other quarters due to the reporting of holiday sales by our customers in the prior quarter and we expect this seasonality to continue. Also, we expect to continue to make investments in research and developments that are critical to support future growth. Our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensees’ products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	September 30,		Change	% Change
REVENUES	2011	2010

	(In thousands)

Three months ended:

Royalty and license	$5,875	$5,141	$734	14%
Product sales	345	1,217	(872)	(72)%
Development contracts and other	275	189	86	46%

Total Revenues	$6,495	$6,547	$(52)	(1)%

Nine months ended:

Royalty and license	$20,110	$17,848	$2,262	13%
Product sales	1,892	6,035	(4,143)	(69)%
Development contracts and other	943	848	95	11%

Total Revenues	$22,945	$24,731	$(1,786)	(7)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to increases in royalty and license revenue from our mobility, gaming, and medical licensees partially offset by decreases from our other licensees.

Royalty and license revenue increased by 38% for gaming customers mainly due to increases in royalties from new and existing customers due to increased units shipped by licensees.

Royalty and license revenue increased by 21% for mobility customers primarily due to increases in mobility units shipped by our licensees. The increase was due to the fact that our technology continues to be included in more phone models and other devices.

We expect royalty and license revenue to be the major component of our future revenue as we focus on our licensing model and as our technology continues to be included in more products.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due mainly to a $862,000 decrease in medical product sales due primarily to a reduction in sales of our Virtual IV medical simulator product arising from reduced demand in this market as well as inventory rebalancing by a specific customer. We expect product sales will remain at reduced levels in 2011 primarily as a result of softer demand in this market.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts. Development contracts and other revenue increased mainly due to increased engineering contract revenue from our mobility customers. We continue to focus our engineering resources on development efforts that focus on leveraging our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter ended September 30, 2011, revenue generated in North America, Europe, Far East, and Rest of the World represented 40%, 13%, 47%, and 0% of total revenue, respectively, compared to 41%, 14%, 45%, and 0% of total revenue, respectively, for the third quarter ended September 30, 2010. The shift in revenues among regions was mainly due to a decrease in product sales in North America and Europe as a result of a reduction in sales of our Virtual IV and other medical simulator products. This was partially offset by an increase in royalty and license revenue in North America and Europe. The increase in North American royalty and license revenue was primarily from gaming licensees. The increase in European royalty and license revenue was primarily due to increased mobile device revenue. In addition, there was an increase in royalty and license revenue in the Far East. The increase in Far Eastern royalty and license revenue was primarily due to increased royalty and license revenue from licensees of mobile devices, gaming devices, and automotive products offset by a decrease in royalty and license revenue from other licensees.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Royalty and license revenue — The increase in royalty and license revenue was due to increases in royalty and license revenue generated primarily from mobility, gaming, and medical licensees, partially offset by decreases from our other licensees.

Royalty and license revenue increased by 22% for gaming customers mainly due to increases in royalties from new and existing customers due to increased units shipped by licensees, partially offset by decreases in certain true ups and other one-time payments occurring primarily in the second quarter of 2010. We experience seasonally higher revenue from our gaming customers due to the reporting of holiday sales in the first calendar quarter.

Royalty and license revenue increased by 19% for mobility customers primarily due to increases in units shipped.

Product sales — On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. The decrease in product sales was due primarily to a $4.0 million decrease in medical product sales primarily due to the divesture of these medical simulation product lines in the three months ended March 2010. Revenue for the nine months ended September 30, 2010 for the divested product lines was approximately $3 million which did not recur in 2011. The decrease in medical product sales was also caused by a reduction in other medical product sales of $928,000 primarily a decrease in sales of our Virtual IV medical simulator product arising from inventory rebalancing by a specific customer and reduced demand in this market.

Development contracts and other revenue — Development contracts and other revenue increased mainly due to an increase in contracted engineering services mainly from medical customers.

In the nine months ended September 30, 2011, revenue generated in North America, Europe, Far East, and Rest of the World represented 42%, 15%, 43%, and 0% of total revenue, respectively, compared to 37%, 17%, 44%, and 2% of total revenue, respectively, for the nine months ended September 30, 2010. The shift in revenues among regions was mainly due to a decrease in product sales in Europe, the Far East, and Rest of the World as a result of the divestiture of the medical simulation product lines and a decrease in mobile device royalty and license revenue in Europe due to the timing of revenue recognized. These decreases were partially offset by an increase in royalty and license revenue in the Far East. The increase in Far Eastern royalty and license revenue was primarily due to increased royalty and license revenue from licensees of mobile devices partially offset by a decrease in royalty and license revenue from other licensees. In addition, there was an increase in royalty and license revenue in North America partially offset by a decrease in product revenue in North America. The increase in North American royalty and license revenue was primarily due to increased royalty and license revenue from gaming and medical licensees. The decrease in North American product revenue was due to a decrease in sales of our Virtual IV and other medical simulator products.

	September 30,		Change	% Change
COST OF REVENUES	2011	2010
	(In thousands)
Three months ended:

Cost of revenues	$192	$457	$(265)	(58)%
% of total revenues	3%	7%	(4)%

Nine months ended:

Cost of revenues	$913	$2,587	$(1,674)	(65)%
% of total revenues	4%	10%	(6)%

Cost of Revenues — Our cost of revenues (exclusive of amortization and impairment or abandonment of intangibles) consists primarily of direct materials, contract manufacturing, and other overhead costs for product sales, and labor related costs for development contracts and other. The reduced product sales was the major contributor to the overall reduction of cost of revenues for the third quarter ended September 30, 2011 as compared to the third quarter ended September 30, 2010. Specifically, the decrease in cost of revenues for 2011 as compared to 2010 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $254,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 63% was mainly due to a decrease in related product sales. We expect cost of revenues will remain at reduced levels for the remainder of 2011 primarily as a result of expected continued reduced demand for medical product sales in 2011.

The divestiture of certain medical simulation product lines in 2010 was a major contributor to the overall reduction of cost of revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Specifically, the decrease in cost of revenues for 2011 as compared to 2010 was primarily due to decreased direct material costs, contract manufacturing, and related costs of $1.4 million and decreased freight costs of $174,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 69% was mainly due to a similar decrease in product sales.

	September 30,		Change	% Change
OPERATING EXPENSES	2011	2010
	($ In thousands)

Three months ended:

Sales and marketing	$1,643	$1,813	$(170)	(9)%
% of total revenue	25%	28%	(3)%

Research and development	$2,183	$2,007	$176	9%
% of total revenue	34%	31%	3%

General and administrative	$3,195	$3,008	$187	6%
% of total revenue	49%	46%	3%

Amortization and impairment or abandonment of intangibles	$324	$211	$113	54%
% of total revenue	5%	3%	2%

Nine months ended:
Sales and marketing	$5,402	$6,077	$(675)	(11)%
% of total revenue	24%	25%	(1)%

Research and development	$6,525	$6,473	$52	1%
% of total revenue	28%	26%	2%

General and administrative	$9,367	$11,808	$(2,441)	(21)%
% of total revenue	41%	48%	(7)%

Amortization and impairment or abandonment of intangibles	$1,016	$650	$366	56%
% of total revenue	4%	3%	1%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, advertising, public relations, trade shows, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the third quarter ended September 30, 2011 as compared to the third quarter ended September 30, 2010 was primarily due to decreased compensation, benefits, and other related costs of $240,000 due to decreased sales and marketing headcount and benefits, partially offset by increased marketing, advertising, and public relations costs of $64,000 due to current marketing initiatives. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The decrease in sales and marketing expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to the divestiture of the medical simulation product lines, resulting in reduced ongoing expenses. Specifically, the decrease in overall sales and marketing expenses was mainly due to decreased compensation, benefits, and other related costs of $871,000 primarily due to decreased sales and marketing headcount and decreased travel expense of $155,000 also due to decreased sales and marketing headcount, partially offset by increased marketing, advertising, and public relations costs of $386,000.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the third quarter ended September 30, 2011 as compared to the third quarter ended September 30, 2010 was primarily due to increased compensation, benefits, and other related costs of $204,000 and increased travel expense of $43,000 mainly due to increased headcount, partially offset by decreased lab and prototyping expense of $84,000. We believe that continued significant investment in research and development efforts are critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

The increase in research and development expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to increased compensation, benefits, and other related costs of $142,000 mainly due to increased headcount, partially offset by decreased lab and prototyping expense of $78,000 and a decreased loss on disposition of fixed assets of $22,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the third quarter ended September 30, 2011 as compared to the third quarter ended September 30, 2010 was primarily due to increased compensation, benefits, and other related costs of $232,000, partially offset by decreased legal, professional, and license fee expenses of $117,000. The increased compensation, benefits, and other related costs was mainly due to increased headcount and increased severance costs for terminated employees. The decreased legal and professional expenses were primarily due to reduced litigation expenses as certain lawsuits were settled during 2010 along with reduced audit, tax, and accounting expenses. We expect that general and administrative expenses will continue to be a significant component of our operating expenses. We will continue to incur costs related to litigation as we continue to assert our intellectual property and contractual rights and defend any lawsuits brought against us.

The decrease in general and administrative expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to decreased legal, professional, and license fee expenses of $3.3 million, partially offset by increased compensation, benefits, and other related costs of $918,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs resulting from our internal investigation which was concluded in 2010. A decrease in litigation expenses as certain lawsuits have been settled during 2010 also contributed to the overall reduction in legal and professional expenses. The increased compensation, benefits, and other related costs was primarily due to increased stock compensation expense mainly due to the timing of the expense of stock options granted, increased headcount, and increased severance costs for terminated employees.

Amortization and impairment or abandonment of Intangibles — Our amortization and impairment or abandonment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment and write off of abandoned and expired patents. Amortization and impairment or abandonment of intangibles increased for the third quarter ended September 30, 2011 as compared to the third quarter ended September 30, 2010 mainly due to increased amortization due to the increased number of patents. Amortization and impairment or abandonment of intangibles increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 mainly due to the write off of abandoned and expired patents along with increased amortization due to the increased number of patents.

	September 30,		Change	% Change
INTEREST AND OTHER INCOME	2011	2010
	(In thousands)
Three months ended:

Interest and other income	$58	$70	$(12)	(17)%
% of total revenue	1%	1%	(0)%

Nine months ended:

Interest and other income	$172	$212	$(40)	(19)%
% of total revenue	1%	1%	0%

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, gains on sales of short-term investments, and other income. Interest and other income decreased for the third quarter and nine months ended September 30, 2011 as compared to the third quarter and nine months ended September 30, 2010, primarily as a result of decreased interest income due to reduced interest rates on cash, cash equivalents, and short-term investments.

	September 30,		Change	% Change
PROVISION FOR TAXES	2011	2010
	(In thousands)
Three months ended:

Provision for income taxes	$(428)	$(336)	$(92)	27%
Loss from continuing operations before income taxes	$(984)	$(879)
Effective tax rate	(43.5)%	(38.2)%

Nine months ended:

Provision for income taxes	$(1,289)	$(1,098)	$(191)	17%
Loss from continuing operations before income taxes	$(106)	$(2,652)
Effective tax rate	(1216.0)%	(41.4)%

Provision for Income Taxes — The income tax provision increased for the third quarter and nine months ended September 30, 2011 compared to the third quarter and nine months ended September 30, 2010 primarily due to increased foreign withholding tax expense as a result of increased revenues in certain Asian countries.

	September 30,		Change	% Change
DISCONTINUED OPERATIONS	2011	2010
	(In thousands)
Three months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$0	$82	$(82)	(100)%
% of total revenue	0%	1%

Nine months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$61	$143	$(82)	(57)%
% of total revenue	0%	1%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale in 2009 of our 3D family of products. The decrease in the gain on sales of discontinued operations net of taxes for the third quarter and nine months ended September 30, 2011 compared to the third quarter and nine months ended September 30, 2010 is primarily due to decreased payments received from the sale of our 3D family of products.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and highly liquid commercial paper and U.S. Treasury securities. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), within stockholders’ equity.

On September 30, 2011, our cash, cash equivalents, and short-term investments totaled $63.5 million, an increase of $2.3 million from $61.2 million on December 31, 2010.

Cash provided by (used in) operating activities

Net cash provided by operating activities during the nine months ended September 30, 2011 was $2.2 million, an increase of $3.4 million from the $1.2 million used in operating activities during the nine months ended September 30, 2010. This reflects an increase of $3.0 million from a net loss adjusted for non-cash items, including $2.7 million of non-cash stock-based compensation, $1.0 million in amortization and impairment or abandonment of intangibles, and $717,000 in depreciation and amortization of property and equipment. Offsetting this increase, cash decreased by $844,000 from changes in other operating assets and liabilities including a decrease of $2.5 million due to a change in deferred revenue and customer advances mainly due to recognition of deferred revenue, a decrease of $1.3 million due to a change in accrued compensation and other current liabilities, and a decrease of $173,000 due to a change in inventories. These were offset by an increase in cash from a change in prepaid expenses and other current assets of $3.1 million primarily reflecting a tax refund received.

Cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2011 was $2.3 million, compared to the $5.5 million used in investing activities during the nine months ended September 30, 2010, a decreased use of cash of $3.2 million. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $44.9 million and a $2.4 million increase in intangibles primarily due to capitalization of external patent filings and application costs offset by maturities of short-term investments of $45.0 million.

Cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2011 was $2.4 million compared to the $83,000 provided during the nine months ended September 30, 2010. Cash provided by financing activities during the nine months ended September 30, 2011 was due to the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We expect that there will likely be fewer needs of our working capital in 2011 compared to 2010 due to the divestiture of the medical simulation product lines. Our Board has approved commencing repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which currently has $31.4 million remaining. We will continue to protect and defend our extensive intellectual property portfolio, which also could result in increased use of cash. We anticipate that capital expenditures for property and equipment for the full year ended December 31, 2011 will be less than $500,000. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2011 will be approximately $3 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire one or more businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

On September 16, 2011, we entered into a Lease Termination Agreement effective as of December 31, 2011 with respect to the lease of our primary facilities of approximately 48,000 square feet in San Jose, California which was set to expire in June 2014. Pursuant to that agreement, we will be paid $350,000, subject to our vacating the premises by December 31, 2011. On September 19, 2011, we entered into a new lease agreement for our primary facilities of approximately 33,000 square feet in San Jose, California which expires in December 2016 and can be extended to December 2021.

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of September 30, 2011 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$2,488	$425	$1,005	$952	$106
Purchase Obligations	255	255	0	0	0

Total	$2,743	$680	$1,005	$952	$106

As of September 30, 2011, we had a liability for unrecognized tax benefits totaling $673,000 including interest of $45,000, of which approximately $244,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $60.4 million as of September 30, 2011, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $345,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2011, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. Several notices of appeal have been filed by putative class members challenging the settlement. Subsequently, the District Court determined that none of the objectors had standing to appeal. One of the putative objectors has filed a notice of appeal of the determination as to him. We intend to defend the lawsuit vigorously.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and we responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. We believe that our responses complied with the Court’s ruling and therefore will be opposing the shareholder’s motion.

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

Three customers accounted for approximately 45% and 39% of our total revenues for the third quarter ended September 30, 2011 and 2010, respectively. Three customers accounted for approximately 44% and 34% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

We had an accumulated deficit of $106 million as of September 30, 2011, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of September 30, 2011, we had an accumulated deficit of $106 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the third quarter ended September 30, 2011 and 2010, 90% and 79%, respectively, of our total revenues were royalty and license revenues. For the nine months ended September 30, 2011 and 2010, 88% and 72%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems, our revenues will not grow and could decline.

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

Catastrophic events, such as natural disasters (including the recent earthquake and tsunami in Japan and the extensive flooding in Thailand), war, and acts of terrorism could disrupt the business of our customers, which could harm our business and results of operations.

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

We currently have sales personnel in Finland, Japan, Korea, Switzerland, and Taiwan and we intend to expand our international activities. International operations are subject to a number of difficulties and special costs, including:

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 16 to the condensed consolidated financial statements and Item 1 “Legal Proceedings” of Part II.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ending September 30, 2011. See Note 10 of our condensed consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program

Beginning approximate dollar value available to be repurchased as of June 30, 2011			$31,610,649
July 1 — July 31, 2011	0	$ 0.00
August 1 — August 31, 2011	0	0.00
September 1 — September 30, 2011	31,214	6.02

Total shares repurchased	31,214	$ 6.02	187,777

Ending approximate dollar value that may be repurchased under the Program as of September 30, 2011			$31,422,872

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.

(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices net of transaction costs pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011

IMMERSION CORPORATION

By	/s/ Shum Mukherjee
Shum Mukherjee
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease Termination agreement between Super Micro Computer, Inc. and Immersion Corporation dated September 15, 2011.

10.2	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Shum Mukherjee, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part 1, Item 1 of this Form 10-Q formatted in XBRL.