Form 10-K
period 2011-12-31
IMMERSION CORP
filed 2012-03-05
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-27969

Immersion Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 Rio Robles

San Jose, California 95134

(Address of principal executive offices, zip code)

(408) 467-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [    ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ]  No [x]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No[x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $174,596,058 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 24, 2012: 27,880,980.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2011 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Risk Factors” and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

Prior to April 2010, we managed these markets under two operating and reportable segments: 1) the Touch Line of Business and 2) the Medical Line of Business. In March 2010, we sold certain assets of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. See Note 11 of the consolidated financial statements. As a result, our business has been consolidated into a single segment and we now operate primarily under a licensing model. As such, we no longer report on a segment basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for further information.

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

Extending our Technology Leadership Position: We and our wholly owned subsidiaries have a global technology portfolio of over 1200 issued or pending patents. We intend to leverage this technology portfolio, know-how and expertise to extend our leadership position in the haptics and user interface markets. We aim to do this by taking a system-level approach to innovation, which will require us to continuously evolve our technology to provide natural and realistic touch effects, while also inventing new contexts in which users experience haptics. We plan to do this by continuing our investment in research and engineering activities and also through expanding our relationships with technology partners and alliances as well as through potential technology acquisitions.

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

Capitalizing on the Trend of Touch Screens in Mobile and Other Markets: The proliferation of touch screen device designs is a trend that we believe is aligned with the value proposition of haptics. Through our technology innovation efforts, our sales and distribution channels and our marketing efforts, we will look to capitalize upon this movement toward touch screen devices by offering existing and new customers haptic solutions that enhance the user experience with touch screen devices.

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

Licensed Solutions

In our target application areas, such as mobile phones, video console gaming, consumer electronics, medical simulation and surgical robotic systems and automotive controls, we license our technologies to OEMs or their suppliers who then include our technologies in products sold under their own brand names. We license our technology solutions under the TouchSense brand, and have developed a family of TouchSense solutions that are intended to address the needs of our target markets.

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

IP Licensing: While our primary approach is to sell solutions, we also offer Intellectual Property (“IP”) and technology licenses to those customers who wish to develop their own proprietary haptic implementations. Immersion licenses its IP across all of its target markets.

For both our IP and TouchSense licensees, we offer our expertise to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, design kits for prototyping, authoring tools, application programming interfaces, and the development of hardware and software technologies that are compatible with industry standards. Also, as of February 2011, our TouchSense customers can license our MOTIV Development Platform, a software development program designed to improve the mobile user experience through haptics.

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

Products and Markets

Mobile Communications and Consumer Electronics — We developed TouchSense solutions for the mobile phone market and a variety of consumer electronics.

The TouchSense Solution for mobile phones for handset OEMs, operators, and application developers includes a TouchSense Player, a vibration playback system that is embedded in the phone, and a TouchSense software toolkit, including a PC-based composition tool for creating haptic effects for inclusion in content and applications. Haptic effects can be used in alerts, e-mail, games, messages, ringtones, touchscreen interactions, and other user interface features to add information or identification, signal status or message arrival, and heighten interest or fun. With a TouchSense-enabled phone, users can send and receive a wide range of vibro-tactile haptic effects independently from or in synchronicity with audio, video, and application program content.

Our licensees currently include the top three of ten makers of mobile phones by volume in the world: Nokia, Samsung, and LG Electronics plus others such as Pantech Co., Ltd., Toshiba, and KTF Technologies Inc. Since its launch in the first handset in 2005, our TouchSense technology has shipped in nearly 400 million handsets. Notable product announcements during 2011 from our licensees include the N9 mobile phone from Nokia, as well as the Galaxy S II and Note smartphones from Samsung, and the LG Optimus Black mobile phone. Additionally in September 2011, Fujitsu became the first OEM to come to market with the MOTIV Integrator product, in the F-12C smartphone, which also incorporated Immersion’s TouchSense 3000 software. We continue to evolve our technology to improve the haptic experience and add value to our licensees, and intend to work with emerging haptic enablement technologies to develop superior haptic effects for the mobile environment. Examples of this initiative include the announcement of the MOTIV Integrator product for OEMs in February 2011, which provides an improved user experience through the automated integration of haptic effects into the Android OS, and the March 2011 announcement of the MOTIV SDK which enables 3rd party Android application developers to natively design haptic effects into their applications. We intend to expand the capabilities of the MOTIV Integrator and MOTIV SDK to offer new features that create compelling haptic experiences to our OEMs and the application development community.

For the years ended December 31, 2011, 2010, and 2009, respectively, 44%, 36%, and 29% of our total revenues were generated from mobile communications.

At Mobile World Congress in February 2011, Samsung announced the expansion of its Android-based tablet product line with the Samsung 10.1 Tab, which incorporates Immersion’s haptic feedback technology. In 2011, Toshiba introduced the Thrive tablet product line, which consists of the 7” and 10” tablet devices which incorporate Immersion’s TouchSense 3000 technology. In October, 2011, Fujitsu became the first tablet manufacturer to incorporate Immersion’s MOTIV platform along with its TouchSense 3000 software, in their ARROWS Tab. Finally, in January 2012, Pantech became the first device manufacturer to ship Immersion’s High Definition TouchSense 5000 product, in their Element Tab, which also shipped with Immersion’s MOTIV Integrator.

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

For the years ended December 31, 2011, 2010, and 2009, respectively, 31%, 24%, and 19% of our total revenues were generated from PC and console gaming revenues.

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

We have licensed our TouchSense rotary technology for use in vehicle controls since 2002. Siemens VDO Automotive (now Continental AG) has licensed our technology for use in the high-end Volkswagen Phaeton sedan and Bentley cars. ALPS Electric Co., Ltd. (“ALPS”), which in February 2011 broadened and extended their licensing agreement to 2016, has produced a haptic rotary control that has been included in the Mercedes-Benz S-Class sedan. ALPS also produced a two-dimensional haptic control module called the Remote Touch controller in the Lexus RX 350 and 450h. These 2010 Lexus models were announced in November 2008 and launched in the U.S. in February 2009. Other licensees of TouchSense technology in the automotive industry include: Methode Electronics, Inc., a global designer and manufacturer of electronic component and subsystem devices; Visteon a leading global automotive supplier that designs, engineers, and manufactures innovative climate, interior, electronic, and lighting products for vehicle manufacturers; Volkswagen AG, Europe’s largest automaker; SMK Corporation of Tokyo, a global manufacturer of electromechanical components; Daesung Electric Co. Ltd., a leading Korean automotive original design manufacturer (ODM) and major supplier to Hyundai and Kia.; and Panasonic Corp. (formerly Sanyo Automedia), a leading supplier of factory installed automotive systems, such as integrated center stacks, for the Cadillac brand of General Motors cars.

For the years ended December 31, 2011, 2010, and 2009, respectively, 6%, 6%, and 6% of our total revenues were from automotive customers.

Medical — In March 2010, we sold certain assets of the endoscopy, endovascular, and laparoscopy medical simulation product lines. See Note 11 of the consolidated financial statements for a further discussion.

As a result of this sale of the majority of the medical products business to CAE in March 2010, we currently have a single remaining medical simulation product line, the Virtual IV system, which simulates needle-based procedures such as intravenous catheterization and phlebotomy, and is a jointly developed product with our partner Laerdal Medical A/S, who distributes this product on a world-wide basis.

We have developed and licensed numerous simulation technologies that can be used for medical training and testing. By enabling a medical simulator to more fully engage users’ sense of touch, our technologies can support realistic simulations that are effective in teaching medical students, doctors, and other health professionals what it feels like to perform a given procedure. The use of these simulators allows these professionals to perfect their practice in an environment that poses no risks to patients, where mistakes have no dire consequences, and where animal or cadaver use is unnecessary.

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

For the years ended December 31, 2011, 2010, and 2009, respectively 15%, 23%, and 41% of our total revenues were from the medical line of business. The decline in 2010 primarily reflects the decision to divest most of our medical product lines to CAE in March 2010.

Commercial and Industrial — We extended our reach into the commercial and industrial markets through licensing agreements with Densitron Inc. in 2009 and Tastitalia S.r.l. in 2010. While this market does not currently represent a material part of our business, it represents an opportunity for us to leverage our licensing business model to accelerate the adoption of haptics into new markets.

Manufactured Products

Prior to the divesting of our medical products line of business in March 2010, we produced our products using both contracted and in-house manufacturing. Today, our product solutions are limited to components used for design kits and a single line of business that is manufactured on a “private” label basis for a customer, the Virtual IV system (see Products and Markets — Medical). These manufactured products no longer represent a material part of our business.

As previously announced in March of 2010, we divested most of our line of medical simulation products to CAE Healthcare USA Inc. (“CAE”). These products included our:

•	Endoscopy AccuTouch® System;
•	The CathLab VR System; and
•	LapVR System.

Additionally, as previously announced in late 2008, we divested our line of 3D products in 2009. These products included our:

•	MicroScribe® digitizers;
•	a 3D interaction product line; and
•	SoftMouse® 3D positioning device.

Sales and Distribution

Our sales have been seasonal with typically an increase in the first quarter reflecting holiday shipments of our customers with integrated Immersion technology. Both mobile phones and gaming products are subject to shipment increases in the fourth quarter which is reflected in our first quarter revenue. Seasonal fluctuations have not been extremely significant to our overall revenue trends in the past. With mobile phone sales potentially increasing, our business may become more seasonal as we leverage new products and have our technology in additional mobile phone designs.

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

In the automotive market, we have licensed our technology to leading automotive component suppliers including Panasonic, Methode Electronics, Inc., ALPS, SMK Corporation, and Visteon as part of our strategy to speed adoption of our TouchSense technologies across the automotive industry. In the commercial and industrial market, we entered into licensing agreements with Densitron Inc. in 2009 and Tastitalia S.r.l. in 2010 as part of our strategy to leverage our licensing business model to broaden the reach of haptics into new markets.

In 2009, we began implementing a strategy to broaden and expand market penetration by licensing our TouchSense technology into several chip manufacturers with the goal that these licensees will broaden their product offerings with the addition of haptics. In 2011, we entered into licensing agreements with Microchip and Texas Instruments. Other chip manufacturer licensees include Atmel Corporation, Cypress Semiconductor Corporation, Renesas Technology America, Inc., and Imagis.

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

For licensed applications, our competitive position is partially dependent on the competitive positions of our licensees that pay a license fee and/or royalty. Our licensees’ markets are highly competitive. We believe that the principal competitive factors in our licensees’ markets include price, performance, user-centric design, ease-of-use, quality, and timeliness of products, as well as the manufacturer’s responsiveness, capacity, technical abilities, established customer relationships, retail shelf space, advertising, promotional programs, and brand recognition. Touch-related benefits in some of these markets may be viewed simply as enhancements and compete with nontouch-enabled technologies.

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

Product Development Process — In mid-2009, we transitioned from a product design process based on ISO 9001 guidance to the customer-focused Agile Scrum project management process. This process starts with the typical marketing and product requirement stages, with customer and project stakeholder feedback and review at frequent intervals during the development phase, ensuring that the product development team remains nimble and can react quickly to changes in market needs. The process is supported by documentation procedures and tools, design reviews, revision control, quality assurance testing, and formal product release procedures.

Research — We have a dedicated team of researchers and scientists, experts in haptics and multimodal systems, focusing on creating solutions to enable new markets and applications. We have multidisciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our team is involved with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value added solutions. Our team continues to generate patent applications, actively contributing to the reinforcement of Immersion’s intellectual property (“IP”) position.

User Experience — We have a dedicated team of user interaction specialists, focusing on user research and design to enable new and improved applications of haptics. We have unique expertise in haptics, usability and interface design. Our team is involved with existing and potential partners to help them determine the best implementation of haptics in their specific application. This team works on the cutting edge of new user interface paradigms using haptics, resulting in an ongoing generation of patent applications, actively contributing to the development of new IP for us.

For the years ended December 31, 2011, 2010, and 2009, research and development expenses were $8.4 million, $8.7 million, and $12.5 million respectively. The decrease in research and development expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to the divestiture of the medical simulation product lines.

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

In August of 2011, we announced that we and our wholly owned subsidiaries reached a milestone of over 1,200 currently issued or pending patents in the U.S. and other countries that cover various aspects of our hardware and software technologies. Some of our U.S. patents have begun to expire starting in 2007. We amortize our patents over their estimated useful lives, generally 10 years. Where we believe it is appropriate, we will protect our intellectual property rights through the legal system.

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

Employees

As of December 31, 2011, we had 85 full-time and part-time employees, including 44 in research and development, 19 in sales and marketing, and 22 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 2, 2012.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer, Interim Chief Financial Officer, and member of the Board of Directors	54
Joseph LaValle	Vice President, Sales	62

Mr. Viegas has served as Chief Executive Officer since October 2009 and as a member of the Board of Directors since October 2002 and as Interim Chief Financial Officer since December 2011. Mr. Viegas was our Chief Executive Officer from October 2002 through April 2008, and President from February 2002 through April 2008. Mr. Viegas was also Chairman of the Board of Directors from October 2007 to February 2009, and assumed the role of interim Chief Financial Officer as of December 2011. Mr. Viegas also served as Chief Financial Officer until February 2005, having joined us in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a B.S. in Accounting and an M.B.A. from Santa Clara University. Mr. Viegas is also a Certified Public Accountant (inactive) in the State of California.

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

Our revenue growth is largely dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the competition we may face with the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•

difficulties with persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology as we obtain new patents and develop new business revenue models versus continuing to develop their own intellectual property or license intellectual property from other parties;

•	challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies;

•	difficulties in persuading existing and potential licensees to bear the development costs and risks necessary to incorporate our technologies into their products;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

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

Our licensing cycle can be lengthy and costly and our marketing and licensing efforts may be unsuccessful.

The process of persuading customers to adopt and license our technologies can be lengthy and, even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieve commercial acceptance, or result in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, any intellectual property litigation that we engage in will likely have an impact on our ability to enter into new licenses and renewals of licenses. As such, we may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of delay or failure to obtain royalties.

Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may cause our results to be below our expectations or those of analysts and result in our stock price declining.

Our lengthy and costly license negotiation cycle and any intellectual property litigation that we may engage in make our future revenue difficult to predict because we may not be successful in entering into licenses with our customers on our estimated timelines and we may be reliant on litigation timelines which are difficult to control for any results or settlements.

While some of our license agreements provide for fixed royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to adjustments based on volume. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given quarter.

In addition, a portion of our revenue comes from development and support services provided to our licensees, or may be part of a multiple element arrangement contract. Depending upon the nature of the services or elements, all or a portion of the revenue may be recognized ratably over the support period or length of the contract, or may be recognized according to the proportional performance accounting method under GAAP. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a proportional performance basis and product development schedules for these projects may be changed or delayed. All of these factors make it difficult to predict future licensing revenue and may result in our results being below our previously announced guidance or analysts’ estimates which would likely cause our stock price to decline.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Two customers accounted for approximately 33% and 24% of our total revenues for the year ended December 31, 2011 and 2010, respectively. Three customers accounted for approximately 34% of our total revenues for the year ended December 31, 2009. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

Litigation regarding intellectual property rights could be expensive, disruptive, and time consuming; could result in the impairment or loss of portions of our intellectual property; and could adversely affect our business.

Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. On February 7, 2012, we filed a complaint against Motorola Mobility, Inc. and Motorola Mobility Holdings, Inc. (together, “Motorola”) with the U.S. International Trade Commission and in a patent infringement complaint in the U.S. District Court for the District of Delaware which alleges that certain Motorola Android-based smartphones infringe six Immersion patents. On March 2, 2012, we added HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, and Exedea, Inc. (collectively, “HTC”) to the complaint in the U.S. International Trade Commission and filed a separate patent infringement complaint against HTC in the U.S. District Court for the District of Delaware. We intend to enforce our intellectual property rights vigorously and may initiate further litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and difficult to pursue in certain venues, and distracting to management and potential customers and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we were not able to develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses could increase and our revenues could decrease.

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

We had an accumulated deficit of $106 million as of December 31, 2011, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of December 31, 2011, we had an accumulated deficit of $106 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2011, 2010 and 2009, 88%, 75% and 51%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee which are inconsistent with the rights that we have granted to another licensee. Several of our customers report royalties to us based on their shipments or their revenues and their interpretation and allocation of contracted royalty rates. It is possible that the originally reported royalties could differ materially from those determined by either a customer self-reported correction or from an Immersion audit. These interpretations may also cause disagreements arising during customer audits, may lead to claims or litigation of those claims, and may have an adverse affect on the results of our operations.

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

Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful or timely. Any new or enhanced technologies, such as our MOTIV product, may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources.

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

Mobile devices, tablets, touchscreens, personal computer and console gaming peripherals, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although major manufacturers, such as ALPS Electric Co., BMW, LG Electronics, Logitech, Microsoft, Nokia, Samsung, and Sony have licensed our technologies, the greater expense of development and production of products containing our touch-enabling technologies, together with the higher price to the end customer, may be a significant barrier to their widespread adoption and sale. Accordingly, we may not receive a material amount of royalties from more expensive products.

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

While it is not our general practice to sign license agreements that provide exclusive rights for a period of time with respect to a technology, field of use, and/or geography, or to accept similar limitations in product development contracts, we have entered into such agreements in the past and may do so in the future. Although additional compensation or other benefits may be part of the agreement, the compensation or benefits may not adequately compensate us for the limitations or restrictions we have agreed to as that particular market develops. Over the life of the exclusivity period, especially in markets that grow larger or faster than anticipated, our revenue may be limited and less than what we could have achieved in the market with several licensees or additional products available to sell to a specific set of customers.

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

We face competition from internal design teams of existing and potential OEM customers. In addition, as a result of their licenses to our patent portfolios, we could face competition from Microsoft and Sony. Our licensees or other third parties may also seek to develop products using our intellectual property or develop alternative designs that attempt to circumvent our intellectual property or that they believe do not require a license under our intellectual property. These potential competitors may have significantly greater financial, technical, and marketing resources than we do, and the costs associated with asserting our intellectual property rights against such products and such potential competitors could be significant. Moreover, if such alternative designs were determined by a court not to require a license under our intellectual property rights, competition from such unlicensed products could limit or reduce our revenues. We could also face competition from smaller start-up companies or new market entrants.

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

Our primary focus is on winning competitive bid selection processes, known as “design wins,” so that haptics will be included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a product area, the loss of a design win can sometimes result in our failure to get haptics added to new generation products. This can result in lost sales and could hurt our position in future competitive selection processes because we may not be perceived as being a technology leader.

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

We currently have sales personnel in Finland, Japan, Korea, Switzerland, and Taiwan and we intend to expand our international activities into China and Europe. International operations are subject to a number of difficulties and special costs, including:

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

We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. In particular, we are in the process of recruiting a new Chief Financial Officer. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.

Our current litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 15 to the consolidated financial statements and Item 3 “Legal Proceedings”.

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

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes which would harm our business and results of operations. In addition, our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely fashion and at attractive price points may affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events.

Catastrophic events, such as natural disasters, war, and acts of terrorism could disrupt the business of our customers, which could harm our business and results of operations.

The production processes and operations of our customers are susceptible to the occurrence of catastrophic events, such as natural disasters (including the recent earthquake and tsunami in Japan and extensive flooding in Thailand), war, and acts of terrorism, all of which are outside of our control. Any such events could cause a serious business disruption to our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies upon which we generate royalty revenue, which disruption may adversely affect our business and results of operation.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	seasonality in the demand for our products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	development in any pending litigation;

•	the timing of introductions and market acceptance of new products and product enhancements by us, our licensees, our competitors, or their competitors;

•	the timing of work performed under development agreements; and

•	corrections and true-ups to royalty rates from prior periods.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of

The NASDAQ Stock Market. The requirements of these rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.

Our stock price may fluctuate regardless of our performance.

The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company.

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

We plan to continue expanding our business, and any significant growth could place a significant strain on our management systems, infrastructure and other resources. We will need to continue to invest the necessary capital to upgrade and improve our operational, financial and management reporting systems. If our management fails to manage our growth effectively, we could experience increased costs, declines in product quality, and/or customer satisfaction, which could harm our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a facility in San Jose, California of approximately 33,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, research and development, and distribution operations functions. The lease for this property expires in December 2016 and we have an option to renew through December 2021.

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

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. Several notices of appeal have been filed by putative class members challenging the settlement. Subsequently, the District Court determined that none of the objectors had standing to appeal. One of the putative objectors filed a notice of appeal of the determination as to him. The Second Circuit Court of Appeals subsequently dismissed the final objection on January 9, 2012 and the litigation has concluded.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11,

2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and we responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. We believe that our responses complied with the Court’s ruling and have opposed the shareholder’s motion.

Immersion Corporation vs. Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation, and Brightpoint, Inc.

On February 7, 2012, we filed a complaint against Motorola with the U.S. International Trade Commission (the “ITC”) alleging that certain Motorola mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects in connection with touchscreens (the “ITC Complaint”). The ITC Complaint requests that the ITC institute an immediate investigation into Motorola’s unlicensed importation, sale for importation and/or sale after importation of mobile electronic devices, including smartphones and cellular phones, using haptic effects covered by our patents. The ITC Complaint further requests an exclusion order barring the importation, sale for importation and sale after importation of products that infringe our patents and cease and desist orders directing Motorola to cease importing, marketing, advertising, demonstrating, warehousing, distributing, selling, offering to sell and/or using mobile electronic devices incorporating haptic effects that infringe one or more of our patents. We amended the ITC Complaint on March 2, 2012 to add the following parties: HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc.

On February 7, 2012, we filed a complaint against Motorola in the U.S. District Court for the District of Delaware (the “Motorola Delaware Complaint”) alleging that certain of Motorola’s mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects. The Motorola Delaware Complaint covers the same patents as the ITC Complaint. The Motorola Delaware Complaint seeks damages and injunctive relief.

On March 2, 2012, we filed a complaint against HTC in the U.S. District Court for the District of Delaware (the “HTC Delaware Complaint”) alleging that certain of HTC’s mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects. The HTC Delaware Complaint covers the same patents as the ITC Complaint. The HTC Delaware Complaint seeks damages and injunctive relief.

The ITC Complaint, Motorola Delaware Complaint and HTC Delaware Complaint assert infringement of the following patents:

U.S. Patent No 6,429,846: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 7,592,999: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 7,969,288: “Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device”

U.S. Patent No 7,982,720: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,031,181: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,059,105: “Haptic Feedback for Touchpads and Other Touch Controls”

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low
Fiscal year ended December 31, 2011
Fourth Quarter	$7.39	$4.67
Third Quarter	$10.66	$5.85
Second Quarter	$8.74	$6.80
First Quarter	$7.81	$5.77

Fiscal year ended December 31, 2010
Fourth Quarter	$6.74	$5.20
Third Quarter	$6.00	$4.54
Second Quarter	$6.18	$3.50
First Quarter	$5.11	$3.93

On February 24, 2012, the closing price was $6.14 per share and there were 127 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ending December 31, 2011. See Note 10 of our consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program
Beginning approximate dollar value available to be repurchased as of September 30, 2011			$31,423,000
October 1 — October 31, 2011	77,328	$5.95
November 1 — November 30, 2011	804,233	$5.69
December 1 — December 31, 2011	227,222	$5.38

Total shares repurchased	1,108,783	$5.65	6,262,000

Ending approximate dollar value that may be repurchased under the Program as of December 31, 2011			$25,161,000

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

	Years Ended December 31,
	2011	2010 (2)	2009 (2)	2008	2007
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$30,635	$31,124	$27,725	$27,981	$30,140
Costs and expenses (1)	30,688	35,952	58,181	77,075	(93,138)
Operating income (loss)	(53)	(4,828)	(30,456)	(49,094)	123,278
Income tax benefit (provision) from continuing operations	(1,816)	(1,501)	310	(5,088)	(12,850)
Income (loss) from continuing operations	(1,665)	(6,057)	(28,856)	(50,258)	116,027
Gain (loss) from discontinued operations (net of tax)	61	130	577	(732)	1,059
Net income (loss)	(1,604)	(5,927)	(28,279)	(50,990)	117,086

Basic net income (loss) per share
Continuing operations	$ (0.06)	$ (0.22)	$ (1.03)	$ (1.70)	$4.19
Discontinued operations	0.00	0.01	0.02	(0.02)	0.04

Total	$ (0.06)	$ (0.21)	$ (1.01)	$ (1.72)	$4.23

Diluted net income (loss) per share
Continuing operations	$ (0.06)	$ (0.22)	$ (1.03)	$ (1.70)	$3.68
Discontinued operations	0.00	0.01	0.02	(0.02)	0.03

Total	$ (0.06)	$ (0.21)	$ (1.01)	$ (1.72)	$3.71

Shares used in calculating net income (loss) per share
Basic	28,564	28,113	27,973	29,575	27,662
Diluted	28,564	28,113	27,973	29,575	31,667

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$56,285	$61,204	$63,728	$85,743	$138,112
Working capital	49,520	56,771	61,005	82,972	143,160
Total assets	74,679	80,875	87,834	113,587	167,931
Total stockholders’ equity	51,621	53,684	55,741	79,778	142,177

(1) Results include litigation settlements, conclusions, and patent license income (expense) of $(20.8) million and $134.9 million, for 2008 and 2007, respectively.

(2) During 2009, we sold all of our 3D product line. On March 30, 2010, we divested certain medical simulation product lines. See Note 11 to the consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A, “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements that could occur after the filing of this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, short-term investments, patents and intangible assets, income taxes, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). We derive our revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management. Specifically, in connection with each transaction, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

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

Royalty and license revenue — We license our portfolio of patents to customers in a variety of industries such as mobility, gaming and medical devices. A majority of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. However, the terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 — 45 days of the end of the quarter during which their related sales occur. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. We recognize fixed license fee revenue for licenses to our intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and ESPP shares. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

See Note 10 to the consolidated financial statements for further information regarding stock-based compensation.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the year ended December 31, 2011, we capitalized costs associated with patents and trademarks of $3.3 million. Our total amortization expense (exclusive of impairments or abandonments of $415,000) for the same period was $1.0 million.

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

Overview of 2011

We continued to invest in research, development, sales, and marketing in our key lines of business. Key events in the year were as follows:

•

We increased our royalty and license revenue by 16% and our overall revenue remained nearly flat with a decrease of 2% for the year ended December 31, 2011 compared to 2010. The increase in royalty and license revenue was mainly due to increased revenue primarily from our gaming and mobility licensees. The revenue decrease was primarily due to a 62% decrease in product sales primarily due to the divestiture of certain medical product lines to CAE in early 2010.

•

Our loss from continuing operations was $1.7 million for the year ended December 31, 2011 compared to a loss from continuing operations of $6.1 million for the year ended December 31, 2010. The decreased loss was primarily due to reduced ongoing expenses following the transfer of product lines to CAE in early 2010, reductions in personnel, and other cost savings measures.

In 2012, we expect royalty revenue to be the major component of our revenue as our technology continues to be included in more products. In addition, we may become subject to increased intellectual property litigation with our licensing model. Intellectual property litigation may likely cause us to expend significant financial resources in the future and have an adverse effect on the results of our operations. Additionally, our success could be limited by several factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our consolidated statements of operations data as a percentage of total revenues:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Royalty and license	87.9%	74.7%	51.2%
Product sales	8.4	21.9	43.0
Development contracts and other	3.7	3.4	5.8

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	4.1	9.3	29.9
Sales and marketing	23.1	25.8	48.1
Research and development	27.4	28.1	45.1
General and administrative	41.0	48.3	78.3
Amortization and impairment of intangibles	4.6	4.0	3.2
Restructuring costs	0.0	0.0	5.3

Total costs and expenses	100.2	115.5	209.9

Operating loss	(0.2)	(15.5)	(109.9)
Change in fair value of warrant liability	0.0	0.0	1.9
Interest and other income	0.7	0.9	2.8

Loss from continuing operations before provision for income taxes	0.5	(14.6)	(105.2)
Benefit (provision) for income taxes	(5.9)	(4.8)	1.1

Loss from continuing operations	(5.4)	(19.4)	(104.1)
Discontinued operations, net of provision for income taxes	0.2	0.4	2.1

Net Loss	(5.2)%	(19.0)%	(102.0)%

Revenues

			Percent			Percent
	2011	Change	Change	2010	Change	Change	2009
	($ in thousands)
Royalty and license	$26,916	$3,666	16%	$23,250	$9,048	64%	$14,202
Product sales	2,583	(4,220)	(62)%	6,803	(5,121)	(43)%	11,924
Development contracts and other	1,136	65	6%	1,071	(528)	(33)%	1,599

Total revenue.	$30,635	$(489)	(2)%	$31,124	$3,399	12%	$27,725

2011 Compared to 2010

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue was due to increases in royalty and license revenue generated primarily from increases in the mobility, gaming, and medical lines of business, partially offset by decreases from our other licensees.

Royalty and license revenue increased by 25% for gaming customers mainly due to increases in royalties from new and existing customers due to increased units shipped by licensees, partially offset by decreases in certain true ups and other one-time payments that occurred primarily in the second quarter of 2010. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter.

Royalty and license revenue increased by 21% for mobility customers primarily due to increases in units shipped and more widespread adoption of our technology in the mobility market. We also recorded approximately $820,000 as an increase in revenue as a result of customers self-reporting adjustments to previously reported amounts.

We expect royalty and license revenue to be the major component of our future revenue as we focus on our licensing model and as our technology continues to be included in more products.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due primarily to a $3.9 million decrease in medical product sales mainly due to the divesture of medical simulation product lines. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. Revenue for the year ended December 31, 2010 for the divested medical product lines was approximately $4 million. We expect product sales for our remaining products will remain at reduced levels in 2012 primarily as a result of softer demand in this market.

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

For the year ended December 31, 2011, revenues generated in North America, Europe, Far East, and Rest of the World represented 42%, 13%, 45%, and 0%, respectively, compared to 37%, 15%, 46%, and 2%, respectively, for the year ended December 31, 2010. The shift in revenues among regions was mainly due to a decrease in product sales in Europe, the Far East, and Rest of the World as a result of the divestiture of the medical simulation product lines. These decreases were partially offset by an increase in royalty and license revenue in the Far East. The increase in Far Eastern royalty and license revenue was primarily due to increased royalty and license revenue from licensees of mobile devices partially offset by a decrease in royalty and license revenue from other licensees. In addition, there was an increase in royalty and license revenue in North America partially offset by a decrease in product revenue in North America. The increase in North American royalty and license revenue was primarily due to increased royalty and license revenue from gaming and medical licensees. The decrease in North American product revenue was primarily as a result of the divestiture of the medical simulation product lines.

The total revenues of approximately $31 million in 2010 was comprised of approximately $4 million from medical product lines transferred to CAE and approximately $1 million of gaming royalty true ups, with the remainder of approximately $26 million representing current ongoing customers or business.

2010 Compared to 2009

Royalty and license revenue — The increase in royalty and license revenue was due to increases in royalty and license revenue generated primarily from mobility, gaming, integrated circuit and touchscreen, and medical licensees.

Royalty and license revenue increased by 51% for mobility customers primarily due to increases in units shipped. Our technology was included in more phone models and other devices which contributed to this increase.

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

Product sales — The decrease in product sales was due primarily to a $4.9 million decrease in medical product sales arising mainly from the divesture of certain medical simulation product lines in the period ending March 31, 2010. Revenue for the years ended December 31, 2010 and 2009 for the three divested product lines were approximately $4 million and $6 million, respectively. Sales of our Virtual IV medical simulator product also declined by $1.6 million from $3.9 million to $2.3 million when compared to the same period in the prior year.

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

Cost of Revenues

	2011	Change	% Change	2010	Change	% Change	2009
	($ in thousands)
Cost of revenues	$1,255	$(1,646)	(57)%	$2,901	$(5,388)	(65)%	$8,289
% of total revenues	4%			9%			30%

2011 compared to 2010 — Our cost of revenues consists primarily of direct materials, contract manufacturing, and overhead costs for product sales and labor related costs for development contracts and other. It excludes amortization and impairment or abandonment of intangibles. The divestiture of certain medical simulation product lines in 2010 was a major contributor to the overall reduction of cost of revenues in 2011 compared to 2010. Specifically, the decrease in cost of revenues for 2011 compared to 2010 was primarily due to decreased direct material costs, contract manufacturing, and related costs of $1.5 million and decreased freight costs of $177,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 62% in 2011 compared to 2010 was mainly due to a similar decrease in product sales. We expect cost of revenues will remain at reduced levels for 2012 primarily as a result of expected softer demand for medical product sales in 2012.

2010 compared to 2009 — The divestiture of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines was a major contributor to the overall reduction of cost of revenues in 2010 compared to 2009. Specifically, the decrease in cost of revenues for 2010 as compared to 2009 was primarily due to decreased direct material costs and production costs of $1.5 million, reduced overhead costs of $1.0 million, decreased obsolescence expense of $632,000, decreased physical inventory write off costs of $630,000, decreased inventory scrap costs of $619,000, decreased freight costs of $331,000, reduced warranty and repair expense of $305,000 and reduced royalty expense of $173,000. The decrease in direct material, production costs, and freight expense of approximately 41% was mainly due to a similar decrease in product sales. Overhead costs decreased mainly as a result of reduced salary expense and the related overhead from the outsourcing of manufacturing during 2010 and the elimination of operations personnel in the second quarter of 2010. The decrease in obsolescence expense and inventory scrap costs was mainly due to a write-off of medical product parts that did not recur in 2010. The reduction of physical inventory write off costs consisted primarily of physical count to book adjustments of medical demonstration equipment inventory in the second quarter of 2009 that did not recur in 2010. The decrease in warranty and repair costs was mainly due to costs relating to medical products that did not recur in 2010. Year to date, cost of revenues decreased as a percentage of product revenue to 9% for 2010 from 30% for 2009. This decrease is mainly due to the result of the reduced medical physical inventory adjustment expense, the reduced warranty and repair expense, the decreased inventory write off of medical inventory parts, and the reduced overhead discussed above.

Expenses

			Percent			Percent
	2011	Change	Change	2010	Change	Change	2009
	($ in thousands)
Sales and marketing	$7,085	$(948)	(12)%	$8,033	$(5,291)	(40)%	$13,324
Research and development	8,386	(352)	(4)%	8,738	(3,755)	(30)%	12,493
General and administrative	12,568	(2,475)	(16)%	15,043	(6,676)	(31)%	21,719
Amortization and impairment of intangibles	1,394	157	13%	1,237	343	38%	894
Restructuring costs	0	0	*	0	(1,462)	(100)%	1,462

* Percentage not meaningful.

Sales and Marketing — Our sales and marketing expenses are comprised of employee compensation and benefits, sales commissions, advertising, trade shows, brochures, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for 2011 as compared to 2010 was primarily due to the divestiture of the medical simulation product lines, resulting in reduced ongoing expenses. Specifically, the decrease in overall sales and marketing expenses was mainly due to decreased compensation, benefits, and other related costs of $1.1 million primarily due to decreased sales and marketing headcount and decreased travel expense of $156,000 also due to decreased sales and marketing headcount, partially offset by increased marketing, advertising, and public relations costs of $396,000. We expect that other sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The decrease in sales and marketing expense for 2010 as compared to 2009 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in overall sales and marketing expenses was due to decreased compensation, benefits, and overhead of $2.6 million and decreased travel expense of $843,000, primarily due to decreased sales and marketing headcount. In addition we had decreased marketing, advertising, and public relations costs of $835,000, decreased consulting of $553,000 that was primarily used to supplement our sales and marketing staff, and a reduction in the loss on disposal of fixed assets of $497,000 primarily relating to the write-off of demonstration equipment in the second quarter of 2009 that did not recur in 2010.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expense for 2011 as compared to 2010 was primarily due to the divestiture of the medical simulation product lines partially offset by increased investment in research and development efforts. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $575,000 due to reductions from the divestiture of the medical simulation product lines, partially offset by increased compensation, benefits, and overhead of $315,000 due to increased headcount. In addition, we had decreased consulting costs of $93,000. Although we have reduced our research and development expenses primarily due to the divestiture, we believe that continued significant investment in research and development efforts are critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

The decrease in research and development expense for 2010 as compared to 2009 was primarily due to the divestiture of the medical simulation product lines. Specifically, the decrease in overall research and development expenses was primarily due to decreased compensation, benefits, and overhead of $2.7 million mainly due to decreased headcount. In addition, we had decreased consulting costs of $831,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for 2011 as compared to the year ended December 31, 2010 was primarily due to decreased legal, professional, and license fee expenses of $2.7 million, partially offset by increased compensation, benefits, and other related costs of $256,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs mainly resulting from our internal investigation which was concluded in 2010. A decrease in litigation expenses as certain lawsuits were settled during 2010 also contributed to the overall reduction in legal and professional expenses. The increased compensation, benefits, and other related costs was primarily due to increased stock compensation expense mainly due to the timing of the expense of stock options granted and increased severance costs for terminated employees. We will continue to incur costs related to litigation which will cause our general and administrative expenses to increase in 2012 as we continue to assert our intellectual property and contractual rights and defend lawsuits brought against us.

The decrease in general and administrative expenses for 2010 as compared to 2009 was primarily due to decreased legal, professional, and license fee expenses of $4.5 million, decreased compensation, benefits, and overhead of $1.6 million, decreased general and administrative travel of $237,000 and decreased supplies and office expense of $190,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs resulting from our internal investigation in 2009, which was concluded in the first quarter of 2010. A decrease in litigation expenses as certain lawsuits have been settled also contributed to the overall reduction in legal and professional expenses. The decreased compensation, benefits, and overhead; decreased travel expense; and decreased supplies and office expense was primarily due to decreased general and administrative headcount.

Amortization, impairment, and abandonment of Intangibles — Our amortization, impairment, and abandonment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment or write off of abandoned and expired patents. Amortization, impairment, and abandonment of intangibles increased from 2010 to 2011 mainly due to increased amortization due to the increased number of patents. Amortization, impairment, and abandonment of intangibles increased from 2009 to 2010 mainly due to the impairment and abandonment of certain patents.

Restructuring — There were no restructuring charges for 2011 or 2010, nor are any currently anticipated. Restructuring charges decreased from 2009 to 2010 as there were no restructuring charges incurred for the year ended December 31, 2010. Restructuring costs of $1.5 million for the year ended December 31, 2009 consisted primarily of severance benefits and move and close down of facility costs paid in connection with the reduction of workforce from our Montreal medical business operations and relocation of the Maryland medical business operations to San Jose. Restructuring costs in 2009 also included severance benefits paid as the result of the reduction of workforce due to business changes in our Touch segment.

Interest and Other Income

			Percent			Percent
	2011	Change	Change	2010	Change	Change	2009
	($ in thousands)
Change in fair value of warrant liability	$0	$0	*%	$0	$(517)	(100)%	$517
Interest and other income	204	$(68)	(25)%	272	$(501)	(65)%	773

* Percentage not meaningful.

Change in fair value of warrant liability — In January 2009, we adopted ASC 815-40, “Contracts in Entity’s own Equity”. For the year ended December 31, 2009, we had a gain from the change in fair value of the warrant liability of $517,000. There was no gain or loss from the change in fair value of the warrant liability for the years ended December 31, 2011 or 2010. We do not expect to have any further charges for a change in the fair value of the warrant liability since the warrants expired in December 2009.

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, accretion of interest income from Sony Computer Entertainment, and other income. Interest and other income decreased in 2011 compared to 2010 primarily as a result of decreased interest income mainly due to reduced interest rates on cash, cash equivalents, and short-term investments.

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

Benefit (Provision) for Taxes

			Percent			Percent
	2011	Change	Change	2010	Change	Change	2009
	($ in thousands)
Benefit (provision) for income taxes	$(1,816)	$(315)	(21)%	$(1,501)	$(1,811)	584%	$310
Income (loss) from continuing operations before provision for income taxes	$151			$(4,556)			$(29,166)
Effective tax rate	1202.6%			(32.9)%			1.1%

For the year ended December 31, 2011, we recorded a provision for income taxes of $1.8 million yielding an effective tax rate of 1202.6%. The current year tax provision is reflective of the recording of foreign withholding tax expense which has increased as a result of increased revenues in certain Asian countries. For the year ended December 31, 2010, we recorded a provision for income taxes of $1.5 million yielding an effective tax rate of (32.9)%. The 2010 year tax provision is also reflective of the recording of foreign withholding tax expense. For the year ended December 31, 2009, we recorded a benefit for income taxes of $310,000 yielding an effective tax rate of 1.1%. The tax benefit for 2009 is reflective of the recording of a benefit for the alternative minimum tax and net operating loss carrybacks, research and development monetization, offset in part by a valuation allowance on specific deferred tax assets and foreign withholding tax expense. As such, for each of these three years, the effective tax rate differs from the statutory rates, respectively.

Discontinued Operations

			Percent			Percent
	2011	Change	Change	2010	Change	Change	2009
	($ in thousands)
Gain on sales from discontinued operations	$61	$(68)	(53)%	$129	$(108)	(46)%	$237
Gain (loss) from discontinued operations	$0	$(1)	(100)%	$1	$(339)	(100)%	$340

Gain on sales from discontinued operations, net of tax, decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a reduction in payments received from the sale of our 3D family of products. During 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale from discontinued operations. Accordingly, the operations of the 3D product line were classified as discontinued operations in the consolidated statement of operations.

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

Segment Results

Through March 31, 2010, we managed our business under two operating and reportable segments: Touch and Medical. As discussed in Notes 11 and 16 of the consolidated financial statements, at March 30, 2010, we had divested our Endoscopy, Endovascular, and Laparoscopy product lines. We continue to sell a limited amount of product, but the primary focus of our business has changed from simulation product sales to primarily a licensing model under which we develop and license a wide range of haptic-related software and patented technologies that generate license and royalty revenue.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and U.S. treasury bills and government agency securities. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.

As of December 31, 2011, our cash, cash equivalents, and short-term investments totaled $56.3 million, a decrease of $4.9 million from $61.2 million on December 31, 2010.

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

Cash provided by (used in) operating activities — Net cash provided by operating activities during 2011 was $2.4 million, an improvement of $4.2 million from the $1.8 million used in operating activities during 2010. Cash provided by operating activities during 2011 was primarily the result of an increase of $3.3 million due to a change in prepaid expenses and other current assets primarily reflecting a tax refund received. Cash provided by operating activities during 2011 was also affected by noncash charges and credits of $6.0 million, including $3.6 million of noncash stock-based compensation, $1.4 million in amortization and impairment or abandonment of intangibles, and $1.1 million in depreciation and amortization. These increases were partially offset by our net loss of $1.6 million, a decrease of $3.6 million due to a change in deferred revenue and customer advances, a decrease of $713,000 due to a change in accrued compensation and other current liabilities, a decrease of $567,000 due to a change in accounts receivable, a decrease of $266,000 due to a change in other long-term liabilities, and a decrease of $116,000 due to a changes in other assets and other items. Deferred revenue and customer advances decreased mainly due to the recognition of previously deferred revenue. Accrued compensation and other current liabilities changed due to a reduction in accrued compensation and the timing of payments. Accounts and other receivables increased primarily due an increase in other receivables primarily from a landlord lessor and others.

Net cash used in operating activities during 2010 was $1.8 million, an improvement of $16.5 million from the $18.3 million used in operating activities during 2009. Cash used in operating activities during 2010 was primarily the result of a net loss of $5.9 million, a decrease of $4.4 million due to a change in deferred revenue and customer advances mainly due to the recognition of previously deferred revenue, a decrease of $902,000 due to a change in accounts payable resulting from the divestiture of certain medical product lines and the timing of payments to vendors, and a decrease of $300,000 due to a changes in other assets and other items. These decreases were offset by an increase of $2.2 million due to a change in accounts receivable, an increase of $713,000 due to a change in inventories, an increase of $651,000 due to a change in prepaid expenses and other current assets, and an increase of $333,000 due to a change in accrued compensation and other current liabilities. Accounts receivable decreased primarily due to the divestiture of certain medical product lines along with successful collection efforts. Inventory decreased primarily reflecting the divestiture of certain medical product lines and streamlining operations. Prepaid expenses and other current assets changed primarily due to the recognition and reduction of certain deferred items. Accrued compensation and other current liabilities changed due to the divestiture of certain medical product lines and the timing of payments. Cash used in operating activities during 2010 was also affected by noncash charges and credits of $5.7 million, including $3.4 million of noncash stock-based compensation, $1.2 million in amortization and impairment of intangibles, and $1.1 million in depreciation and amortization.

Cash used in investing activities — Net cash used in investing activities during 2011 was $3.3 million, compared to the $6.2 million used in investing activities during 2010, a decrease of $2.9 million. Net cash used in investing activities during 2011 consisted primarily of purchases of short-term investments of $48.9 million and a $3.3 million increase in intangibles primarily due to capitalization of external patent filing and application costs, partially offset by an increase in proceeds from maturities of available-for-sale investments of $49.0 million. Net cash used in investing activities during 2010 was $6.2 million, compared to the $26.9 million used in investing activities during 2009, a decrease of $20.7 million. Net cash used in investing activities during 2010 consisted of an increase in proceeds from maturities of available-for-sale investments of $44.0 million, offset by purchases of available-for-sale investments of $48.9 million; $2.3 million used to purchase intangible assets, primarily due to capitalization of external patent filing and application costs, and an increase of $345,000 used to purchase property and equipment, partially offset by net proceeds from the divestiture of certain medical product lines totaling $964,000.

Cash provided by (used in) financing activities — Net used in financing activities during 2011 was $4.0 million compared to $418,000 provided during 2010, or a $4.4 million increase in cash used compared to the prior year. Net cash used in financing activities for 2011 consisted primarily of repurchases of common stock of $6.5 million, partially offset by exercises of stock options and the issuance of common stock under the employee stock purchase plan of $2.4 million. Net cash provided by financing activities during 2010 was $418,000 compared to $278,000 provided during 2009, or a $140,000 increase from the prior year. Net cash provided by financing activities for 2010 consisted primarily of exercises of stock options and warrants.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio, which is expected to result in the increased use of cash. Our Board has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which currently has $25.2 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2012 will be less than $1.5 million. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2012 will be approximately $3.5 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2011 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$2,412	$467	$1,015	$930	$0
Purchase Obligations	256	256	0	0	0

Total	$2,668	$723	$1,015	$930	$0

At December 31, 2011, we had a liability for unrecognized tax benefits totaling $675,000 including interest of $47,000, of which approximately $247,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents, Short-term Investments, and Long-Term Investments — We have cash equivalents and short-term investments of $52.6 million as of December 31, 2011. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $210,000 decrease in the fair value of our cash equivalents, short-term investments, and long-term investments as of December 31, 2011.

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

Item 8.  Financial Statements and Supplementary Data

IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 5, 2012

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$7,298	$12,243
Short-term investments	48,987	48,961
Accounts and other receivables (net of allowances for doubtful accounts of:
2011 – $21; 2010 – $97)	1,487	815
Inventories	423	406
Deferred income taxes	215	342
Prepaid expenses and other current assets	479	3,821

Total current assets	58,889	66,588
Property and equipment, net	1,737	1,931
Intangibles and other assets, net	14,053	12,356

Total assets	$74,679	$80,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365	$393
Accrued compensation	2,830	3,507
Other current liabilities	2,054	1,488
Deferred revenue and customer advances	4,120	4,429

Total current liabilities	9,369	9,817
Long-term deferred revenue	13,229	16,494
Deferred income tax liabilities	215	342
Other long-term liabilities	245	538

Total liabilities	23,058	27,191

Commitments and contingencies (Notes 9 and 15)

Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; shares issued: December 31, 2011– 31,786,030 and December 31, 2010 – 31,016,812; shares outstanding: December 31, 2011 – 27,857,824 and December 31, 2010 – 28,228,603	182,508	176,515
Accumulated other comprehensive income	118	120
Accumulated deficit	(106,157)	(104,553)
Treasury stock at cost: December 31, 2011-3,928,206 and December 31, 2010 - 2,788,209 shares	(24,848)	(18,398)

Total stockholders’ equity	51,621	53,684

Total liabilities and stockholders’ equity	$74,679	$80,875

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Royalty and license	$26,916	$23,250	$14,202
Product sales	2,583	6,803	11,924
Development contracts and other	1,136	1,071	1,599

Total revenues	30,635	31,124	27,725

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	1,255	2,901	8,289
Sales and marketing	7,085	8,033	13,324
Research and development	8,386	8,738	12,493
General and administrative	12,568	15,043	21,719
Amortization, impairment, and abandonment of intangibles	1,394	1,237	894
Restructuring costs	0	0	1,462

Total costs and expenses	30,688	35,952	58,181

Operating loss	(53)	(4,828)	(30,456)
Change in fair value of warrant liability	0	0	517
Interest and other income	204	272	773

Income (loss) from continuing operations before provision for income taxes	151	(4,556)	(29,166)
Benefit (provision) for income taxes	(1,816)	(1,501)	310

Loss from continuing operations	(1,665)	(6,057)	(28,856)

Discontinued operations (Note 11) :
Gain on sales from discontinued operations, net of provision for income taxes of $39, $65 and $0	61	129	237
Gain from discontinued operations, net of provision for income taxes of $0, $0, and $216	0	1	340

Net loss	$(1,604)	$(5,927)	$(28,279)

Basic and diluted net loss per share:
Continuing operations	$(0.06)	$(0.22)	$(1.03)
Discontinued operations	0.00	0.01	0.02

Total	$(0.06)	$(0.21)	$(1.01)

Shares used in calculating basic and diluted net loss per share	28,564	28,113	27,973

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital			Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount	Warrants			Shares	Amount

Balances at January 1, 2009	30,674,045	$167,870	$1,731	$109	$(71,543)	2,786,563	$(18,389)	$79,778

Cumulative effect of change in accounting principle			(1,713)		1,196			(517)
Net loss					(28,279)			(28,279)	$(28,279)
Foreign currency translation adjustment				11				11	11
Unrealized gain (loss) on available-for-sale securities, net of taxes				(54)				(54)	(54)
Comprehensive loss									$(28,322)

Issuance of stock for ESPP purchase	30,376	134						134
Exercise of stock options	71,207	145						145
Release of Restricted Stock Units	10,528	64						64
Expiration of warrants		7	(7)					0
Stock based compensation		4,459						4,459

Balances at December 31, 2009	30,786,156	$172,679	$11	$66	$(98,626)	2,786,563	$(18,389)	$55,741

Net loss					(5,927)			(5,927)	$(5,927)
Unrealized gain (loss) on available-for-sale securities, net of taxes				54				54	54
Comprehensive loss									$(5,873)

Repurchase of stock						1,646	(9)	(9)
Exercise of stock options	130,135	427						427
Release of Restricted Stock Units	100,521	469						469
Expiration of warrants			(11)					(11)
Stock based compensation		2,940						2,940

Balances at December 31, 2010	31,016,812	$176,515	$0	$120	$(104,553)	2,788,209	$(18,398)	$53,684

Net loss					(1,604)			(1,604)	$(1,604)
Unrealized gain (loss) on available-for-sale securities, net of taxes				(2)				(2)	(2)
Comprehensive loss									$(1,606)

Repurchase of stock						1,139,997	(6,450)	(6,450)
Issuance of stock for ESPP purchase	28,702	145						145
Exercise of stock options	560,132	2,293						2,293
Release of restricted stock units and awards	180,384	1,323						1,323
Stock based compensation		2,232						2,232

Balances at December 31, 2011	31,786,030	$182,508	$0	$118	$(106,157)	3,928,206	$(24,848)	$51,621

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(1,604)	$(5,927)	$(28,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,128	1,095	1,563
Amortization and impairment or abandonment of intangibles	1,394	1,237	894
Stock-based compensation	3,555	3,409	4,524
Change in fair value of warrant liability	0	0	(517)
Allowance (recovery) for doubtful accounts	(22)	(40)	(229)
Loss on disposal of equipment	(6)	90	726
Loss on divestiture	0	43	0
Gain on sales of discontinued operations	(61)	(129)	(237)
Changes in operating assets and liabilities:
Accounts and other receivables	(567)	2,213	3,355
Inventories	(17)	713	1,395
Deferred income taxes	0	(94)	63
Prepaid expenses and other current assets	3,342	651	(131)
Other assets	(116)	(300)	11
Accounts payable	(24)	(902)	(1,441)
Accrued compensation and other current liabilities	(713)	333	(1,702)
Income taxes payable	(72)	15	4
Deferred revenue and customer advances	(3,574)	(4,394)	1,398
Other long-term liabilities	(266)	188	285

Net cash provided by (used in) operating activities	2,377	(1,799)	(18,318)

Cash flows used in investing activities:
Purchases of available-for-sale investments	(48,905)	(48,854)	(97,980)
Proceeds from maturities of available-for-sale investments	49,000	44,000	75,000
Net proceeds from divestiture	0	964	0
Additions to intangibles	(3,336)	(2,321)	(2,589)
Proceeds from the sale of property and equipment	0	160	0
Purchases of property and equipment	(169)	(345)	(1,569)
Proceeds from sales of discontinued operations	100	192	237

Net cash used in investing activities	(3,310)	(6,204)	(26,901)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	145	0	134
Exercise of stock options	2,293	427	144
Purchases of treasury stock	(6,450)	(9)	0

Net cash provided by (used in) financing activities	(4,012)	418	278

Net decrease in cash and cash equivalents	(4,945)	(7,585)	(44,941)
Cash and cash equivalents:
Beginning of year	12,243	19,828	64,769

End of year	$7,298	$12,243	$19,828

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$(3,302)	$(34)	$(54)

Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$1,222	$618	$351

Release of Restricted Stock Units and Awards under company stock plan	$1,323	$469	$64

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

Short-term Investments

The Company’s short-term investments consist primarily of U.S treasury bills and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies debt securities with readily determinable market values as “available-for-sale.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.

The Company recognizes an impairment charge in the consolidated statement of operations when a decline in value is judged to be other than temporary based on the specific identification method. Other-than-temporary impairment charges may exist when the Company has the intent to sell the security, will more likely than not be required to sell the security, or does not expect to recover the principal.

Inventories

Inventories are stated at the lower of cost (on a standard cost basis which approximates cost on a first-in first-out basis) or market.

Property and Equipment

Property is stated at cost and is depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are typically as follows:

Computer equipment and purchased software	3 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royalty and license revenue — The Company licenses its portfolio of patents to customers in a variety of industries such as mobility, gaming and medical devices. A majority of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. However, the terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 — 45 days of the end of the quarter during which their related sales occur. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. The Company recognizes fixed license fee revenue for licenses to intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

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

Product sales — The Company recognizes revenue from the sale of products and the license of associated software if any, and expenses all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. The Company has determined that the license of software for its medical simulation products is incidental to the product as a whole. The Company typically grants to customers a warranty which guarantees that products will substantially conform to the Company’s current specifications for generally three to twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant.

Advertising

Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)

Advertising expense	$192	$13	$78

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2011	2010	2009
	(In thousands)

Net unrealized gains (losses) on short-term investments	$17	$19	$(35)
Foreign currency translation adjustment	101	101	101

Accumulated other comprehensive income	$118	$120	$66

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable and accounts payable. Cash equivalents and short term investments are stated at fair value based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The recorded cost of accounts receivable and accounts payable approximate the fair value of the respective assets and liabilities.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is U. S. dollars. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries and foreign currency transaction gains and losses are included in earnings.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s consolidated financial statements as no material new agreements or materially modified contracts in the year ended December 31, 2011 came under this guidance.

In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) had an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application had no impact on the Company’s consolidated financial statements as no material new agreements or materially modified contracts in the year ended December 31, 2011 came under this guidance.

In June 2011, the FASB ratified ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011 the FASB ratified ASU 2011-12 “Comprehensive Income (Topic 220): ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. These amendments are effective for reporting periods beginning after December 15, 2011, and will be applied retrospectively. These amendments will change the manner in which the Company presents comprehensive income.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820)”. This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This guidance will be effective for the Company on January 1, 2012. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2.  Fair Value Disclosures

Cash Equivalents and Short-term Investments

The financial instruments of the Company measured at fair value on a recurring basis are cash equivalents and short-term investments.

The Company’s fixed income available-for-sale securities consist of high quality, investment grade securities. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly (Level 2) in determining fair value. However, the Company currently classifies all of its fixed income available-for-sale securities as having Level 2.

The types of instruments valued based on quoted market prices in active markets include most money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include most U.S. treasury securities and most investment-grade corporate commercial paper.

The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the updated guidance which was effective for the Company’s annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which was adopted January 1, 2011. The adoption of this guidance did not have a material impact on its consolidated results of operations and financial condition.

Financial instruments measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 are classified based on the valuation technique in the table below:

	December 31, 2011 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,987	$0	$48,987
Money market funds	3,617	0	0	3,617

Total assets at fair value	$3,617	$48,987	$0	$52,604

The above table excludes $3.7 million of cash held in banks.

	December 31, 2010 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,961	$0	$48,961
Money market funds	7,356	0	0	7,356

Total assets at fair value	$7,356	$48,961	$0	$56,317

Subsequent to the issuance of the 2010 consolidated financial statements, the Company determined that $49.0 million of U.S. Treasury securities should have been classified as level 2 investments rather than level 1 in

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010, as the company does not have access to active trading information on such securities. Accordingly, the Company has corrected the classification of the U.S. Treasury securities from level 1 to level 2 in the table above as of December 31, 2010.

The above table excludes $4.9 million of cash held in banks.

Short-term Investments

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,970	$17	$0	$48,987

Total	$48,970	$17	$0	$48,987

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,942	$19	$0	$48,961

Total	$48,942	$19	$0	$48,961

The contractual maturities of the Company’s available-for-sale securities on December 31, 2011 and December 31, 2010 were all due within one year.

3.  Accounts and Other Receivables

	December 31,
	2011	2010
	(In thousands)
Trade accounts receivable	$525	$459
Receivables from vendors, lessor, and other	962	356

Accounts and other receivables	$1,487	$815

4.  Inventories

	December 31,
	2011	2010
	(In thousands)
Raw materials and subassemblies	$167	$281
Finished goods	256	125

Inventories	$423	$406

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property and Equipment

	December 31,
	2011	2010
	(In thousands)

Computer equipment and purchased software	$3,696	$3,807
Machinery and equipment	882	815
Furniture and fixtures	533	630
Leasehold improvements	837	881

Total	5,948	6,133
Less accumulated depreciation	(4,211)	(4,202)

Property and equipment, net	$1,737	$1,931

6.  Intangibles and Other Assets

	December 31,
	2011	2010
	(In thousands)

Patents and trademarks	$23,617	$21,074
Other assets	204	295

Gross intangibles and other assets	23,821	21,369
Accumulated amortization of patents and trademarks	(9,768)	(9,013)

Intangibles and other assets, net	$14,053	$12,356

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding impairments or abandonments was as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Amortization of Intangibles - excluding impairments or abandonments	$979	$810	$827

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of December 31, 2011.

Estimated Amortization Expense
(In thousands)
2012	$899
2013	897
2014	757
2015	709
2016	631
Thereafter	1,508

Total	$5,401

Patents in process included in patents and trademarks were as follows:

	December 31,
	2011	2010
	(In thousands)

Patents in process	$8,448	$7,382

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7.  Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2011	2010
	(In thousands)

Accrued legal	$727	$543
Income taxes payable	23	55
Other current liabilities	1,304	890

Total other current liabilities	$2,054	$1,488

Deferred revenue	$4,046	$4,390
Customer advances	74	39

Total deferred revenue and customer advances	$4,120	$4,429

8.  Long-term Deferred Revenue

Long-term deferred revenue consisted of the following:

	December 31,
	2011	2010
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$12,634	$15,632
Other deferred revenue	595	862

Long-term deferred revenue	$13,229	$16,494

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments

The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2016.

On September 16, 2011, the Company entered into a Lease Termination Agreement effective as of December 31, 2011 with respect to the termination of the lease for its primary facilities of approximately 48,000 square feet in San Jose, California which was scheduled to expire in June 2014. Pursuant to that agreement, the Company will be paid a move incentive of $350,000, for vacating the premises which occurred in December 2011. The move incentive along with a write off of deferred rent of $294,000 has been credited to rent expense in 2011. On September 19, 2011, the Company entered into a new lease agreement for its primary facilities of approximately 33,000 square feet in San Jose, California. It contains provisions for leasehold improvement incentives of up to $10 per rentable square foot, and expires in December 2016 and can be extended to December 2021.

Minimum future lease payments and non-cancellable unconditional purchase obligations are as follows:

	Operating Leases	Purchase Obligations
	(In thousands)
2012	$467	$256
2013	500	0
2014	514	0
2015	509	0
2016	422	0
Thereafter	0	0

Total	$2,412	$256

Rent expense was as follows:

	Year ended December 31,
	2011	2010	2009
	(In thousands)

Rent expense	$30	$703	$986

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant under the 2011 Plan. Under the 2011 Plan, any award other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued. The 2007 Plan and 2008 Plan have been terminated.

December 31,
2011
Common stock shares available for grant	4,824,838
Common stock options outstanding	3,267,838
Restricted stock awards outstanding	18,000
Restricted stock units outstanding	407,765

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2011, 456,891 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2011 are listed below. No shares were purchased under the ESPP for the year ended December 31, 2010. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2011
Shares purchased under ESPP	28,702
Average price of shares purchased under ESPP	$5.04
Intrinsic value of shares purchased under ESPP	$74,566

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the years ended December 31, 2011, 2010, and 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)

Outstanding at January 1, 2009	7,009,667	$9.13
Granted	2,066,533	3.69	$2.19
Exercised	(71,207)	2.03		$174
Cancelled	(3,963,758)	7.88

Outstanding at December 31, 2009	5,041,235	7.99
Granted	662,185	5.37	3.11
Exercised	(130,135)	3.28		308
Cancelled	(1,572,759)	11.67

Outstanding at December 31, 2010	4,000,526	6.26

Granted	429,963	7.11	4.07
Exercised	(560,132)	4.09		2,485
Cancelled	(602,519)	6.99
Outstanding at December 31, 2011	3,267,838	6.61

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at December 31, 2011, 2010, and 2009 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2009
Options outstanding	5,041,235	$7.99	5.52	$1.8
Options vested and expected to vest using estimated forfeiture rates	4,666,844	8.18	5.28	1.6
Options exercisable	3,247,607	9.25	3.78	1.0

December 31, 2010
Options outstanding	4,000,526	$6.26	6.39	$5.5
Options vested and expected to vest using estimated forfeiture rates	3,798,092	6.32	6.25	5.1
Options exercisable	2,541,701	6.80	5.03	2.9

December 31, 2011
Options outstanding	3,267,838	$6.61	5.53	$1.3
Options vested and expected to vest using estimated forfeiture rates	3,151,950	6.62	5.44	1.3
Options exercisable	2,377,683	6.99	4.61	0.8

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding options outstanding as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.28 - $3.81	135,364	3.76	$2.48	120,230	$2.42
3.85 - 3.85	600,000	7.87	3.85	325,000	3.85
4.03 - 5.10	389,722	4.87	4.85	286,129	4.88
5.17 - 5.65	356,228	7.04	5.55	185,858	5.55
5.71 - 6.61	357,443	6.46	6.35	184,208	6.12
6.62 - 7.00	551,919	2.57	6.96	520,869	6.97
7.02 - 8.61	357,068	5.47	8.37	320,012	8.39
8.71 - 10.24	328,094	5.04	9.18	243,377	9.17
12.38 - 16.57	187,000	5.77	15.49	187,000	15.49
17.15 - 17.15	5,000	5.78	17.15	5,000	17.15

$1.28-$17.15	3,267,838	5.53	$6.61	2,377,683	$6.99

Summary of Restricted Stock Units

RSU activity for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2009	34,500
Awarded	292,287	$3.01
Released	(10,528)		$55
Forfeited	(118,204)

Outstanding at December 31, 2009	198,055

Awarded	363,928	5.58	315

Released	(69,021)

Forfeited	(75,039)

Outstanding at December 31, 2010	417,923

Awarded	243,908	6.61

Released	(159,384)		1,163

Forfeited	(94,682)

Outstanding at December 31, 2011	407,765

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding RSU’s at December 31, 2011, 2010, and 2009 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2009
RSUs outstanding	198,055	1.21	$0.9	$0.9
RSUs vested and expected to vest using estimated forfeiture rates	148,206	1.21	$0.7

December 31, 2010
RSUs outstanding	417,923	1.13	$2.8	$2.8
RSUs vested and expected to vest using estimated forfeiture rates	330,038	1.00	$2.2

December 31, 2011
RSUs outstanding	407,765	0.95	$2.1	$2.1
RSUs vested and expected to vest using estimated forfeiture rates	336,454	0.92	$1.7

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Summary of Restricted Stock Awards

Restricted stock award activity for the years ended December 31, 2011, 2010, and 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2009	0
Awarded	27,000	$2.70
Released	0		$0
Forfeited	0

Outstanding at December 31, 2009	27,000	2.70
Awarded	22,500	5.59
Released	(31,500)	3.11	147
Forfeited	0

Outstanding at December 31, 2010	18,000	5.59
Awarded	30,000	6.61
Released	(21,000)	5.74	159
Forfeited	(9,000)	6.61

Outstanding at December 31, 2011	18,000	6.61

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Expected life (in years)	4.5	5.2	5.5	0.5	0.5	0.5
Interest rate	0.8%	1.4%	2.1%	0.2%	0.6%	0.4%
Volatility	72%	68%	68%	45%	80%	109%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2011	2010	2009
Income Statement Classifications	(In thousands)

Cost of product sales	$0	$10	$162
Sales and marketing	526	722	853
Research and development	825	803	1,149
General and administrative	2,204	1,874	2,360

Total	$3,555	$3,409	$4,524

As of December 31, 2011, there was $4.1 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and restricted stock units granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.35 years for options, 0.20 years for restricted stock awards and 1.67 years for restricted stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

During the twelve months ended December 31, 2008, the Company repurchased 2,786,563 shares for approximately $18.4 million at an average cost of $6.60 per share net of transaction costs through open market repurchases. During the year ended December 31, 2011, the Company repurchased 1,139,997 shares for $6.5 million at an average cost of $5.66 net of transaction costs through open market repurchases. These amounts are classified as treasury stock on the Company’s consolidated balance sheet.

11.  Divestiture, Restructuring Costs, and Discontinued Operations

Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement, and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for approximately $1.6 million subject to purchase price adjustments for final inventory levels. The agreement also provided for the transfer of certain employees to CAE as well as distribution agreements and customer relationships. Under the transition services agreement, the Company provided certain back-office services to CAE for up to nine months and was being reimbursed for the expenses incurred for such services. Under the license agreement, the Company licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating income (loss) in the accompanying consolidated statements of operations through the date of sale. Although the Company has ceased manufacturing these three specific product lines, these operating results have not been reported as discontinued operations. The Company continues to manufacture Virtual IV products, another medical product line, but the primary focus of the Company’s business has changed from simulation product sales to licensing fees. During the year ended December 31, 2010, the Company recognized a pre-tax loss of approximately $43,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. There was no cost in 2011 related to the CAE transaction. The cost reimbursements received under the Transition Services Agreement were recorded as an off-set to the related operating expense line items. The Company’s license agreement with CAE includes quarterly revenue under the license arrangement which started in July 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company recognizes revenue as amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

Restructuring Costs

The following table sets forth the charges and expenses relating to continuing operations that are included in the restructuring line on the Company’s consolidated statement of operations for the year ended December 31, 2009. There was no activity in 2010 or 2011.

	December 31, 2008	Year Ended December 31, 2009				December 31, 2009
	Restructuring Reserve	Add Charges	Non-Cash Adjustments	Net Expense	Deduct Cash Payments	Restructuring Reserve
		(in thousands)
Medical workforce reductions	$0	$570	$(98)	$472	$(472)	$0
Touch workforce reductions	142	558	(31)	527	(669)	0
Medical division location transition	0	463	0	463	(463)	0

Total .	$142	$1,591	$(129)	$1,462	$(1,604)	$0

Results of discontinued operations

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Negotiated consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the years ended December 31, 2011, 2010, and 2009 the Company recorded gains on sales of discontinued operations net of tax of $61,000, $129,000 and $237,000 respectively, from the original sale and payments on notes from the sale of the 3D product line.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the components of income from discontinued operations included in the consolidated statements of operations:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues	$0	$1	$714
Cost of Revenue	0	0	59
Sales and Marketing	0	0	99

Income from discontinued operations before taxes	0	1	556
Provision for taxes	0	0	(216)

Gain from discontinued operations (net of tax)	$0	$1	$340

12.  Income Taxes

For the years ended December 31, 2011, 2010, and 2009, the Company recorded a benefit (provision) for income taxes of $(1.8) million, $(1.5) million, and $310,000, respectively, yielding effective tax rates of 1,202.6%, (33.0) %, and 1.1%, respectively. The 2011 and 2010 provision for income tax resulted from foreign withholding tax expense. The 2009 income tax benefit resulted from recording a benefit for the alternative minimum tax and net operating loss carrybacks, research and development monetization, valuation allowance on specific deferred tax assets, and foreign withholding tax expense.

Income tax provisions from continuing operations consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss) from continuing operations before provision for income taxes	$151	$(4,556)	$(29,166)
Benefit (Provision) for income taxes	(1,816)	(1,501)	310
Effective tax rate	1202.6%	(33.0)%	1.1%

The Company reported pre-tax book income (loss) from continuing operations of:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$(208)	$(4,960)	$(29,413)
Foreign	359	404	247

Total	$151	$(4,556)	$(29,166)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit (provision) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
United States federal	$115	$73	$1,390
Foreign	(1,923)	(1,550)	(1,066)
State and local	(8)	(24)	(14)

Total current	$(1,816)	(1,501)	310

Deferred:
United States federal	0	0	0
Foreign	0	0	0
State and local	0	0	0

Total deferred	0	0	0

	$(1,816)	$(1,501)	$310

In 2011, 2010, and 2009 the Company’s income tax payable was not decreased by the tax benefit related to stock options. The Company includes only the direct tax effects of employee stock incentive plans in calculating this benefit, which is recorded to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,146	$20,930
State income taxes	4	1
Deferred revenue	6,615	7,893
Research and development and other credits	8,167	6,166
Reserves and accruals recognized in different periods	4,616	4,439
Basis difference in investment	1,108	1,067
Capitalized R&D expenses	1,407	1,350
Other	0	13

Total deferred tax assets	42,063	41,859

Deferred tax liabilities:
Depreciation and amortization	(4,086)	(3,332)
Valuation allowance	(37,977)	(38,527)

Net deferred tax assets	$0	$0

As of December 31, 2011, the net operating loss carryforwards for federal and state income tax purposes were approximately $57.0 million and $46.5 million, respectively. The federal net operating losses expire

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between 2020 and 2031 and the state net operating losses begin to expire in 2028 $3.1 million of the Company’s net operating losses are associated with excess benefits related to stock compensation, when realized the amount will be an increase to additional paid in capital. As of December 31, 2011, the Company had federal and state tax credit carryforwards of approximately $7.2 million and $806,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2015 and 2031 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2011, the Company has Canadian research and development credit carryforwards of $1.5 million, which will expire at various dates through 2031. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

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

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.3	3.6	3.9
Foreign withholding	1,248.3	(33.7)	(3.6)
Stock compensation expense	103.6	(22.9)	(1.2)
Meals & entertainment	10.0	0	0
Foreign rate differential	58.9	0	0
Prior year true-up items	41.6	0	0
Tax reserves	7.2	0	0
Benefit of discontinued operations	(25.8)	0	0
Other	6.5	(0.1)	1.1
Valuation allowance	(290.0)	(14.9)	(34.1)

Effective tax rate	1202.6%	(33.0)%	1.1%

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2011 Unrecognized Tax Benefits	2010 Unrecognized Tax Benefits	2009 Unrecognized Tax Benefits
	(In thousands)
Balance at beginning of year	$628	$628	$628
Gross increases for tax positions of prior years	0	0	0
Gross decreases for tax positions of prior years	0	0	0
Settlements	0	0	0
Lapse of statute of limitations	0	0	0

Balance at end of year	$628	$628	$628

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011, the Company accrued interest or penalties related to uncertain tax positions in the amount of $47,000. The Company does not expect any material changes to its liability for unrecognized income tax benefits during the next 12 months. As of December 31, 2011, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $247,000.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

13.  Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(1,665)	$(6,057)	$(28,856)
Gain (loss) from discontinued operations , net of tax	61	130	577

Net Loss used in computing basic and diluted net loss per share	$(1,604)	$(5,927)	$(28,279)

Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	28,564	28,113	27,973

Basic and diluted net loss per share:
Continuing operations	$(0.06)	$(0.22)	$(1.03)
Discontinued operations	0.00	0.01	0.02

Net loss	$(0.06)	$(0.21)	$(1.01)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, 2010, and 2009 the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Year Ended December 31,
	2011	2010	2009

Outstanding stock options	3,267,838	4,000,526	5,041,235
Unvested restricted stock awards	18,000	18,000	27,000
Unvested restricted stock units	407,765	417,923	198,055
Warrants	0	0	1,616

14.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year.

	Year ended December 31,
	2011	2010	2009
	(In thousands)

Company contribution to 401 (k) plan	$85	$80	$190

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2008, all of the parties to the lawsuits reached a settlement, subject to documentation and approval of the District Court. Subsequently, an underwriter defendant filed for bankruptcy and other underwriter defendants were acquired. On April 2, 2009, final documentation evidencing the settlement was presented to the District Court for approval. On October 6, 2009, the District Court approved the settlement, and the Court subsequently entered a judgment of dismissal. Under the judgment, the Immersion Defendants are not required to contribute to the settlement. Several notices of appeal have been filed by putative class members challenging the settlement. Subsequently, the District Court determined that none of the objectors had standing to appeal. One of the putative objectors filed a notice of appeal of the determination as to him. The Second Circuit Court of Appeals subsequently dismissed the final objection on January 9, 2012 and the litigation has concluded.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and the Company responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. The Company believes that its responses complied with the Court’s ruling and have opposed the shareholder’s motion.

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

16.  Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile communications and consumer electronics, automotive, gaming, commercial and industrial controls, and medical. Through March 31, 2010, the Company managed these application areas under two operating and reportable segments: Touch and Medical. As discussed in Note 11 of the consolidated financial statements, on March 30, 2010 the Company divested its Endoscopy, Endovascular, and Laparoscopy product lines. Management continues to manufacture a limited amount of product, but the primary focus from this part of the business has changed from simulation product sales to primarily a licensing

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

model under which the Company develops and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue. As of April 1, 2010, the Company reorganized into one segment and there is no longer management, development, operations, or administrative personnel specifically for medical operations or product lines.

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

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2011	2010	2009

North America	42%	37%	47%
Europe	13%	15%	14%
Far East	45%	46%	37%
Rest of the world	0%	2%	2%

Total	100%	100%	100%

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2011	2010	2009

United States of America	40%	36%	46%
Korea	37%	35%	21%
Japan	*	*	11%

* Revenue derived from these countries represented less than 10% for the period.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment and long-term investments and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2011, December 31, 2010, and December 31, 2009.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2011	2010	2009

Customer A	20%	14%	*
Customer B	12%	10%	11%
Customer C	*	*	12%
Customer D	*	*	*
Customer E	*	*	11%
Customer F	*	*	*

Total	32%	24%	34%

* Revenue derived from customer represented less than 10% for the period.

Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2011	2010	2009

Customer A	*	37%	*
Customer B	*	*	25%
Customer C	14%	*	*
Customer D	14%	13%	*
Customer E	*	*	*
Customer F	*	*	11%

* Represents less than 10% of the Company’s outstanding accounts and other receivable.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31, 2011	Sept 30, 2011	June 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	June 30, 2010	Mar 31, 2010

	(In thousands, except per share data)
Revenues (1)	$7,690	$6,495	$6,682	$9,768	$6,393	$6,547	$8,475	$9,709
Gross profit	7,348	6,303	6,435	9,294	6,079	6,090	7,714	8,340
Operating income (loss)	225	(1,042)	(1,113)	1,877	(1,964)	(949)	510	(2,425)
Income (loss) from continuing operations before provision for taxes	257	(984)	(1,061)	1,939	(1,904)	(879)	573	(2,346)
Provision for income taxes	(527)	(428)	(267)	(594)	(403)	(336)	(423)	(339)
Income (loss) from continuing operations	(270)	(1,412)	(1,328)	1,345	(2,307)	(1,215)	150	(2,685)
Net income (loss) from discontinued operations (net of tax)	0	0	18	43	(13)	82	30	31
Net income (loss)	(270)	(1,412)	(1,310)	1,388	(2,320)	(1,133)	180	(2,654)
Basic net income (loss) per share
Continuing operations (1)	$(0.01)	$(0.05)	$(0.05)	$0.05	$(0.08)	$(0.04)	$0.01	$(0.10)
Discontinued operations (1)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.01

Total (1)	$(0.01)	$(0.05)	$(0.05)	$0.05	$(0.08)	$(0.04)	$0.01	$(0.09)
Shares used in calculating basic net income (loss) per share	28,471	28,918	28,610	28,249	28,190	28,134	28,101	28,022

Diluted net income (loss) per share
Continuing operations (2)	$(0.01)	$(0.05)	$(0.05)	$0.05	$(0.08)	$(0.04)	$0.01	$(0.10)
Discontinued operations (2)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.01

Total (2)	$(0.01)	$(0.05)	$(0.05)	$0.05	$(0.08)	$(0.04)	$0.01	$(0.09)
Shares used in calculating diluted net income (loss) per share	28,471	28,918	28,610	28,960	28,190	28,134	28,519	28,022

(1) The Company typically experiences seasonally higher revenue from our some customers due to the reporting of holiday sales in the first calendar quarter.

(2) The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Interim Chief Financial Officer and affected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the internal controls over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 5, 2012 expressed an unqualified opinion on these financial statements and financial schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 5, 2012

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

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2012 annual stockholders’ meeting.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2012 annual stockholders’ meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2012 annual stockholders’ meeting.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2012 annual stockholders’ meeting.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2012 annual stockholders’ meeting.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2011, 2010, and 2009 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II—Valuation and Qualifying Accounts	Page 90

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.	Exhibits:

The following exhibits are filed herewith:

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

10.1	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10.2#	Intellectual Property License Agreement with Logitech, Inc. dated October 4, 1996.	S-1/A	333-86361		November 12, 1999

10.3#	Intellectual Property License Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.4#	Technology Product Development Agreement with Logitech, Inc. dated April 13, 1998.	S-1/A	333-86361		November 12, 1999

10.5	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	October 5, 1999

10.6	Amendment #1 to the April 13, 1998 Intellectual Property License Agreement and Technology Product Development Agreement with Logitech, Inc. dated March 21, 2000.	10-Q	000-27969	May 15, 2000

10.7	Immersion Corporation 2000 Non-Officer Nonstatutory Stock Option Plan.	S-4	333-45254	September 6, 2000

10.8	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	October 13, 2000

10.9	Logitech Letter Agreement dated September 26, 2000.	10-K	000-27969	April 2, 2001

10.10#	Amendment to 1996 Intellectual Property License Agreement by and between Immersion Corporation and Logitech, Inc. dated October 11, 2001.	10-K	000-27969	March 28, 2002

10.11#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	September 8, 2003

10.12#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	February 13, 2004

10.13	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	March 24, 2004

10.14	Form of Indemnity Agreement.	S-3/A	333-108607	March 24, 2004

10.15#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	March 1, 2007

10.16	2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969	June 12, 2007

10.17*	Form of Retention and Ownership Change Event Agreement approved on June 14, 2007.	8-K	000-27969	June 15, 2007

10.18	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	August 8, 2008

10.19	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	August 8, 2008

10.20	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	November 7, 2008

10.21	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969	March 4, 2009

10.22*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	March 30, 2010

10.23*	Second Amended and Restated Retention and Ownership Agreement dated March 1, 2010 between Immersion Corporation and Guy Craig Vachon.	10-K	000-27969	March 30, 2010

10.24*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969	May 7, 2010

10.25*	Offer Letter dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee.	8-K	000-27969	May 6, 2010

10.26*	Retention and Ownership Change Event Agreement dated April 14, 2010 by and between Immersion Corporation and Shum Mukherjee.	8-K	000-27969	May 6, 2010

10.27*	Offer Letter dated October 1, 2010 by and between Craig Vachon and the Company.	10-Q	000-27969	November 5, 2010

10.28*	Offer Letter dated July 16, 2009 by and between Joseph LaValle and the Company.	10-K	000-27969	March 11, 2011

10.29*	Retention and Ownership Change Event Agreement dated September 3, 2010 by and between Immersion Corporation and Joe LaValle.	10-Q	000-27969	May 6, 2011

10.30*	Form of 2011 Executive Bonus Plan.	10-Q	000-27969	May 6, 2011

10.31	Agreement dated March 9, 2011 by and between Dialectic Capital Partners, LP and related parties and Immersion Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on March 10, 2011)	10-Q	000-27969	May 6, 2011

10.32*	2011 Equity Incentive Plan.	10-Q	000-27969	August 5, 2011

10.33*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	August 5, 2011

10.34*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	August 5, 2011

10.35*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	August 5, 2011

10.36	Lease Termination agreement between Super Micro Computer, Inc. and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	November 7, 2011

10.37	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	November 7, 2011

21.1	Subsidiaries of Immersion Corporation.	10-K	000-27969	March 9, 2009

23.1	Consent of Independent Registered Public Accounting Firm.	X

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Victor Viegas, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Victor Viegas, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.1**	Interactive data files formatted in XBRL pursuant to Rule 405 of Regulation S-T.	X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2012

IMMERSION CORPORATION

By	/s/ VICTOR VIEGAS
Victor Viegas
Chief Executive Officer, Interim Chief Financial Officer, and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ VICTOR VIEGAS	Chief Executive Officer	March 5, 2012
Victor Viegas	(Principal Executive Officer), Director, and Interim Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)

/S/ CARL SCHLACHTE	Director	March 5, 2012
Carl Schlachte

/S/ JACK SALTICH	Director	March 5, 2012
Jack Saltich

/S/ JOHN FICHTHORN	Director	March 5, 2012
John Fichthorn

/S/ DAVID SUGISHITA	Director	March 5, 2012
David Sugishita

/S/ ANNE DEGHEEST	Director	March 5, 2012
Anne DeGheest

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period

	(In thousands)
Year ended December 31, 2011
Allowance for doubtful accounts	$97	$(71)	$5	$21
Year ended December 31, 2010
Allowance for doubtful accounts	$207	$(40)	$70	$97
Year ended December 31, 2009
Allowance for doubtful accounts	$436	$(167)	$62	$207