Form 10-Q
period 2012-03-31
IMMERSION CORP
filed 2012-05-08
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-27969

IMMERSION

CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

            30 Rio Robles, San Jose, California 95134

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

Yes [    ]                                             No [X]

Number of shares of common stock outstanding at April 26, 2012: 28,114,188.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,587	$7,298
Short-term investments	48,968	48,987
Accounts and other receivables (net of allowances for doubtful accounts as of: March 31, 2012 and December 31, 2011 — $21)	2,962	1,487
Inventories	531	423
Deferred income taxes	215	215
Prepaid expenses and other current assets	423	479

Total current assets	61,686	58,889
Property and equipment, net	1,624	1,737
Intangibles and other assets, net	14,503	14,053

Total assets	$77,813	$74,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,879	$365
Accrued compensation	1,764	2,830
Other current liabilities	1,915	2,054
Deferred revenue and customer advances	5,996	4,120

Total current liabilities	11,554	9,369
Long-term deferred revenue	12,450	13,229
Deferred income tax liabilities	215	215
Other long-term liabilities	588	245

Total liabilities	24,807	23,058
Contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: March 31, 2012 — 32,110,360 and December 31, 2011 — 31,786,030; shares outstanding: March 31, 2012 — 28,182,154 and December 31, 2011 — 27,857,824	184,131	182,508
Accumulated other comprehensive income	99	118
Accumulated deficit	(106,376)	(106,157)
Treasury stock at cost: March 31, 2012 and December 31, 2011 — 3,928,206 shares	(24,848)	(24,848)

Total stockholders’ equity	53,006	51,621

Total liabilities and stockholders’ equity	$77,813	$74,679

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2012	2011
Revenues:
Royalty and license	$9,085	$8,353
Product sales	272	1,001
Development contracts and other	334	414

Total revenues	9,691	9,768

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	315	474
Sales and marketing	1,746	1,850
Research and development	2,194	2,099
General and administrative	4,771	3,111
Amortization, impairment, and abandonment of intangibles	341	357

Total costs and expenses	9,367	7,891

Operating income	324	1,877
Interest and other income	10	62

Income from continuing operations before provison for income taxes	334	1,939
Provision for income taxes	(553)	(594)

Income (loss) from continuing operations	(219)	1,345
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $0 and $27	0	43

Net income (loss)	$(219)	$1,388

Basic net income (loss) per share
Continuing operations	(0.01)	0.05
Discontinued operations	0.00	0.00

Total	$(0.01)	$0.05

Shares used in calculating basic net income (loss) per share	27,941	28,249

Diluted net income (loss) per share
Continuing operations	(0.01)	0.05
Discontinued operations	0.00	0.00

Total	$(0.01)	$0.05

Shares used in calculating diluted net income (loss) per share	27,941	28,960

Other Comprehensive Income (loss)
Change in unrealized gains (losses) on short-term investments	(19)	4

Total Other Comprehensive Income (loss)	(19)	4

Total Comprehensive Income (loss)	$(238)	$1,392

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(219)	$1,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	166	246
Amortization, impairment, and abandonment of intangibles	341	357
Stock-based compensation	720	784
Allowance (recovery) for doubtful accounts	0	(18)
Gain on sales of discontinued operations	0	(43)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,475)	(247)
Inventories	(108)	(96)
Prepaid expenses and other current assets	56	3,236
Other assets	(20)	(26)
Accounts payable	1,303	268
Accrued compensation and other current liabilities	(415)	(1,413)
Deferred revenue and customer advances	1,097	258
Other long-term liabilities	343	(16)

Net cash provided by operating activities	1,789	4,678

Cash flows used in investing activities:
Purchases of available-for-sale investments	(14,979)	(14,959)
Proceeds from maturities of available-for-sale investments	15,000	15,000
Additions to intangibles	(596)	(848)
Purchases of property and equipment	(828)	(27)
Proceeds from sales of discontinued operations	0	70

Net cash used in investing activities	(1,403)	(764)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	51	0
Exercise of stock options	852	65

Net cash provided by financing activities	903	65

Net increase in cash and cash equivalents	1,289	3,979
Cash and cash equivalents:
Beginning of the period	7,298	12,243

End of the period	$8,587	$16,222

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$6	$(3,347)

Supplemental disclosure of non-cash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$644	$347

Release of Restricted Stock Units and Awards under company stock plan	$780	$277

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries: Immersion Canada Inc.; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd,; and Haptify, Inc. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the interim periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Royalty and license revenue — The Company licenses its portfolio of patents to customers in a variety of industries such as mobility, gaming and medical devices. A majority of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. However, the terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. The Company recognizes fixed license fee revenue for licenses to intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

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

Also affecting revenue recognition for contracts that have multiple element arrangements are two Accounting Standards Updates (ASU). In September 2009, the Financial Accounting Standards Board (“FASB”) ratified ASU 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application has had no impact on the Company’s condensed consolidated financial statements to date. In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) had an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application has had no impact on the Company’s condensed consolidated financial statements to date.

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

Recent Accounting Pronouncements

In June 2011, the FASB ratified ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011 the FASB ratified ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. These amendments are effective for reporting periods beginning after December 15, 2011, and have been applied retrospectively. These amendments have changed the manner in which the Company presents comprehensive income by reporting comprehensive income information in the condensed consolidated statements of operations and comprehensive income (loss).

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

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820)”. This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company adopted the updated guidance which was effective for the Company on January 1, 2012. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are classified based on the valuation technique in the table below:

	March 31, 2012
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,968	$0	$48,968
Money market accounts	4,627	0	0	4,627

Total assets at fair value	$4,627	$48,968	$0	$53,595

The above table excludes $4.0 million of cash held in banks.

	December 31, 2011
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,987	$0	$48,987
Money market accounts	3,617	0	0	3,617

Total assets at fair value	$3,617	$48,987	$0	$52,604

The above table excludes $3.7 million of cash held in banks.

Short-term Investments

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,970	$0	$(2)	$48,968

Total	$48,970	$0	$(2)	$48,968

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,970	$17	$0	$48,987

Total	$48,970	$17	$0	$48,987

The contractual maturities of the Company’s available-for-sale securities on March 31, 2012 and December 31, 2011 were all due within one year.

3. ACCOUNTS AND OTHER RECEIVABLES

	March 31, 2012	December 31, 2011
	(In thousands)

Trade accounts receivable	$2,564	$525
Receivables from vendors, lessor, and other	398	962

Accounts and other receivables	$2,962	$1,487

4. INVENTORIES

	March 31, 2012	December 31, 2011
	(In thousands)

Raw materials and subassemblies	$256	$167
Finished goods	275	256

Inventories	$531	$423

5. PROPERTY AND EQUIPMENT

	March 31, 2012	December 31, 2011
	(In thousands)

Computer equipment and purchased software	$3,834	$3,696
Machinery and equipment	712	882
Furniture and fixtures	552	533
Leasehold improvements	869	837

Total	5,967	5,948
Less accumulated depreciation	(4,343)	(4,211)

Property and equipment, net	$1,624	$1,737

6. INTANGIBLES AND OTHER ASSETS

	March 31, 2012	December 31, 2011
	(In thousands)

Patents and trademarks	$24,272	$23,617
Other assets	203	204

Gross intangibles and other assets	24,475	23,821
Accumulated amortization of patents and trademarks	(9,972)	(9,768)

Intangibles and other assets, net	$14,503	$14,053

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding impairments or abandonments was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Amortization of Intangibles - excluding impairments or abandonments	$242	$197

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of March 31, 2012.

Estimated Amortization Expense
(In thousands)
Remainder of 2012	$690
2013	913
2014	789
2015	739
2016	661
Thereafter	1,654

Total	$5,446

Patents in process included in patents and trademarks were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Patents in process	$8,854	$8,448

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31, 2012	December 31, 2011
	(In thousands)

Accrued legal	$865	$727

Income taxes payable	397	23

Other current liabilities	653	1,304

Total other current liabilities	$1,915	$2,054

Deferred revenue	$5,977	$4,046

Customer advances	19	74

Total deferred revenue and customer advances	$5,996	$4,120

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$11,885	$12,634
Other deferred revenue	565	595

Long-term deferred revenue	$12,450	$13,229

9. STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire from 5 to 10 years from the date of grant. Restricted stock generally vests over one year. RSUs generally vest over 3 years. Awards granted other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

March 31, 2012
Common stock shares available for grant	4,000,231
Common stock options outstanding	2,972,892
Restricted stock awards outstanding	0
Restricted stock units outstanding	749,904

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2012, 467,547 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2012 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2011 are 13,412. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months Ended March 31, 2012
Shares purchased under ESPP	10,656
Average price of shares purchased under ESPP	$4.79
Intrinsic value of shares purchased under ESPP	$8,999

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2012 and year ended December 31, 2011:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Beginning outstanding balance	3,267,838	4,000,526
Granted	28,700	429,963
Exercised	(173,152)	(560,132)
Forfeited and cancelled	(150,494)	(602,519)

Ending outstanding balance	2,972,892	3,267,838

Aggregate intrinsic value of options exercised	$310,000	$2,485,000
Weighted average fair value of options granted	3.00	4.07

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at March 31, 2012 and December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2011
Options outstanding	3,267,838	$6.61	5.53	$1.3
Options vested and expected to vest using estimated forfeiture rates	3,151,950	6.62	5.44	1.3
Options exercisable	2,377,683	6.99	4.61	0.8

March 31, 2012
Options outstanding	2,972,892	$6.69	5.83	$1.5
Options vested and expected to vest using estimated forfeiture rates	2,884,652	6.70	5.77	1.4
Options exercisable	2,222,553	7.08	5.21	1.0

Summary of Restricted Stock Units

RSU activity for the three months ended March 31, 2012 and year ended December 31, 2011 was as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Beginning outstanding balance	407,765	417,923
Awarded	451,911	243,908
Released	(108,772)	(159,384)
Forfeited	(1,000)	(94,682)

Ending outstanding balance	749,904	407,765

Weighted average grant date fair value of RSUs granted	$6.85	$6.61
Total fair value of RSUs released	609,305	1,163,000
Total fair value of RSUs remaining unvested	4,094,000	2,112,000

Information regarding RSUs outstanding at March 31, 2012 and December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2011
RSUs outstanding	407,765	0.95	$2.1	$2.1
RSUs vested and expected to vest using estimated forfeiture rates	336,454	0.92	1.7

March 31, 2012
RSUs outstanding	749,904	1.67	$4.1	$4.1
RSUs vested and expected to vest using estimated forfeiture rates	576,887	1.42	3.1

Summary of Restricted Stock Awards

Restricted stock award activity for the three months ended March 31, 2012 and year ended December 31, 2011 was as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Beginning outstanding balance	18,000	18,000
Awarded	13,750	30,000
Released	(31,750)	(21,000)
Forfeited	0	(9,000)

Ending outstanding balance	0	18,000

Weighted average grant date fair value of restricted stock awarded	$6.87	$6.61
Total fair value of restricted stock awards released	94,000	159,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s Stock Plans were as follows:

	Three Months Ended March 31,
Options	2012	2011
Expected life (in years)	4.5	5.2
Volatility	71%	68%
Interest rate	0.8%	2.0%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
Employee Stock Purchase Plan	2012	2011
Expected life (in years)	0.5	0.5
Volatility	72%	50%
Interest rate	0.1%	0.2%
Dividend yield	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$115	$175
Research and development	209	204
General and administrative	396	405

Total	$720	$784

As of March 31, 2012, there was $5.5 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.29 years for options, 2.28 years for RSUs, and 0 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors’ authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2012 and 2011, there were no stock repurchases under this program, but the program currently remains available.

10. DISCONTINUED OPERATIONS

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Negotiated consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three months ended March 31, 2012 and 2011, the Company recorded gains on sales of discontinued operations net of tax of $0 and $43,000 respectively, from payments on notes from the sale of the 3D product line.

11. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Income (loss) from continuing operations before provision for income taxes	$334	$1,939
Provision for income taxes	(553)	(594)
Effective tax rate	165.6%	30.6%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three months ended March 31, 2012 and 2011 are primarily as a result of foreign withholding tax expense.

As of March 31, 2012, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $677,000 including interest of $50,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $249,000. There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2012. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at March 31, 2012 and December 31, 2011 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

	Three Months Ended March 31,
	2012	2011

Numerator:

Income (loss) from continuing operations	$(219)	$1,345
Gain from discontinued operations, net of tax	0	43

Net income (loss) used in computing basic and diluted net income (loss) per share	$(219)	$1,388

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	27,941	28,249
Dilutive potential common shares:
Restricted Stock and RSUs	0	172
Stock options	0	539

Shares used in computation of diluted net income (loss) per share	27,941	28,960

Basic net income (loss) per share from:
Continuing operations	$(0.01)	$0.05
Discontinued operations	0.00	0.00

Total	$(0.01)	$0.05

Diluted net income (loss) per share:
Continuing operations	$(0.01)	$0.05
Discontinued operations	0.00	0.00

Total	$(0.01)	$0.05

As of March 31, 2012, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three ended March 31, 2012, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31, 2012

Outstanding stock options	2,972,892
Unvested restricted stock awards	0
Unvested RSUs	749,904

For the three months ended March 31, 2011, options to purchase approximately 1.6 million shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $6.59 per share were not included in the calculation because the effect would have been anti-dilutive.

13. CONTINGENCIES

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

OVERVIEW

We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital and other devices. To achieve this heightened interactivity, we develop and license or manufacture a wide range of software technologies and products. While we believe that our technologies are broadly applicable, we are currently focusing our marketing and business development activities on the following target lines of business: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. We manage these application areas under one operating and reportable segment.

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

Royalty and license revenue — We license our portfolio of patents to customers in a variety of industries such as mobility, gaming and medical devices. A majority of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. However, the terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. We recognize fixed license fee revenue for licenses to our intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

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

Also affecting revenue recognition for contracts that have multiple element arrangements are two Accounting Standards Updates (ASU). In September 2009, the Financial Accounting Standards Board (“FASB”) ratified ASU 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application has had no impact on our condensed consolidated financial statements to date. In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) had an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. We adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application has had no impact on our condensed consolidated financial statements to date.

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

See Note 9 to the condensed consolidated financial statements for further information regarding stock-based compensation.

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

Short-term Investments

Our short-term investments consist primarily of U.S. treasury bills and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale”. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments as they are available for current operations and reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value, and using the specific identification method, any unrealized gains and losses considered to be temporary in nature are accounted for as a separate component of other comprehensive income (loss) within stockholders’ equity.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the first three months ended March 31, 2012, we capitalized costs associated with patents and trademarks of $793,000. Our total amortization expense (exclusive of impairments or abandonments of $100,000) for the same period was $241,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following discussion and analysis includes our results of operations from continuing operations for the three months ended March 31, 2012 and 2011. Accordingly, any gain or loss on sale or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.

Overview

We increased our royalty and license revenue by 9%, but our overall revenue remained nearly flat with a decrease of 1% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in royalty and license revenue was mainly due to increased revenue primarily from our gaming and medical licensees. This increase was offset by a 73% decrease in product sales mainly due to decreased sales of our Virtual IV simulation product.

Our loss from continuing operations was $219,000 during the first quarter ended March 31, 2012 as compared to income of $1.3 million for the first quarter ended March 31, 2011. The loss was primarily due to higher operating expenses which include an increase in general and administrative expenses, mainly resulting from increased litigation expenses of approximately $1.5 million.

During the remainder of 2012, we expect royalty and licensing revenues to be the major component of our revenues as our technology continues to be included in more products. Intellectual property litigation may likely cause us to expend significant financial resources in the future and have an adverse effect on the results of our operations. Additionally, our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensees’ products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	March 31,		Change	% Change
REVENUES	2012	2011
	(In thousands)

Three months ended:

Royalty and license	$9,085	$8,353	$732	9%
Product sales	272	1,001	(729)	(73)%
Development contracts and other	334	414	(80)	(19)%

Total Revenues	$9,691	$9,768	$(77)	(1)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to increases in royalty and license revenue from our gaming and medical licensees partially offset by decreases from our mobility licensees.

Royalty and license revenue increased by 35% for gaming customers mainly due to increases in royalties due to an increase in units shipped by licensees. The increase in shipped units primarily reflects the adoption of our technology in new applications sold by certain licensees. Royalty and license revenue increased by 79% for medical customers due to increases in royalties mainly due to increased volume. Royalty and license revenue decreased by 13% for mobility customers primarily due to the timing of revenue recognition offset in part by out of period adjustments of approximately $420,000 which resulted from our compliance program efforts.

We expect royalty and license revenue to be the major component of our future revenue as we focus on our licensing model and as our technology continues to be included in more products.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due mainly to a $759,000 decrease in medical product sales due primarily to a reduction in sales of our Virtual IV medical simulator product arising from reduced demand in this market. We expect product sales will remain at reduced levels in 2012 primarily as a result of softer demand in this market.

Development contracts and other revenue — Development contracts and other revenue is comprised primarily of consulting services and development contracts. Development contracts and other revenue decreased mainly due to a decrease in contracted engineering service revenue from medical customers partially offset by an increase in contracted engineering service revenue from our mobility customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the first quarter ended March 31, 2012, revenue generated in North America, Europe, Far East, and Rest of the World represented 48%, 13%, 39%, and 0% of total revenue, respectively, compared to 43%, 18%, 39%, and 0% of total revenue, respectively, for the first quarter ended March 31, 2011. The shift in revenues among regions was mainly due to a decrease in product sales in North America and a decrease in royalty and license revenue in Europe partially offset by an increase in royalty and license revenue in North America. The decrease in product sales was primarily due to a reduction in sales of our Virtual IV medical simulator products. The decrease in European royalty and license revenue was primarily due to decreased mobile device revenue arising from the timing of revenue recognition. The increase in North American royalty and license revenue was primarily from increased royalties from gaming and medical licensees.

	March 31,		Change	% Change
COST OF REVENUES	2012	2011
	(Dollars in thousands)

Three months ended:

Cost of revenues	$315	$474	$(159)	(34)%

% of total revenues	3%	5%	(2)%

Cost of Revenues — Our cost of revenues (exclusive of amortization and impairment or abandonment of intangibles) consists primarily of direct materials, contract manufacturing, and other overhead costs for product sales, and labor related costs for development contracts and other. It excludes amortization and impairment or abandonment of intangibles. Lower product sales was the major contributor to the overall reduction of cost of revenues for the first quarter ended March 31, 2012 as compared to the first quarter ended March 31, 2011. Specifically, the decrease in cost of revenues for 2012 as compared to 2011 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $278,000 partially offset by an increase in obsolescence expense of $91,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 71% was mainly due to a decrease in related product sales. We expect cost of revenues will remain at reduced levels for the remainder of 2012 primarily as a result of expected continued reduced demand for medical product sales in 2012.

	March 31,		Change	% Change
OPERATING EXPENSES	2012	2011
	(Dollars in thousands)

Three months ended:
Sales and marketing	$1,746	$1,850	$(104)	(6)%
% of total revenue	18%	19%	(1)%
Research and development	$2,194	$2,099	$95	5%
% of total revenue	23%	21%	2%
General and administrative	$4,771	$3,111	$1,660	53%
% of total revenue	49%	32%	17%
Amortization and impairment or abandonment of intangibles	$341	$357	$(16)	(4)%
% of total revenue	4%	4%	0%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the first quarter ended March 31, 2012 as compared to the first quarter ended March 31, 2011 was primarily due to decreased compensation, benefits, and other related costs of $198,000 mainly due to decreased sales and marketing headcount and benefits, partially offset by increased marketing, advertising, and public relations costs of $84,000 due to current marketing initiatives. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the first quarter ended March 31, 2012 as compared to the first quarter ended March 31, 2011 was primarily due to increased compensation, benefits, and other related costs of $124,000 mainly due to increased headcount and benefits, partially offset by decreased consulting expense of $20,000. We believe that continued significant investment in research and development efforts are critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the first quarter ended March 31, 2012 as compared to the first quarter ended March 31, 2011 was primarily due to increased legal, professional, and license fee expenses of $2.0 million, partially offset by decreased compensation, benefits, and other related costs of $300,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $1.5 million along with increased patent related legal costs of $331,000. The decreased compensation, benefits, and other related costs was mainly due to decreased headcount. We will continue to incur costs related to litigation which will cause our general and administrative expenses to increase as we continue to assert our intellectual property and contractual rights and defend any lawsuits brought against us.

Amortization, impairment, and abandonment of Intangibles — Our amortization, impairment and abandonment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment and write off of abandoned and expired patents. Amortization, impairment and abandonment of intangibles decreased for the first quarter ended March 31, 2012 as compared to the first quarter ended March 31, 2011 mainly due to decreased write off of abandoned and expired patents partially offset by increased amortization due to the increased number of patents.

	March 31,		Change	% Change
INTEREST AND OTHER INCOME	2012	2011
	(Dollars in thousands)

Three months ended:

Interest and other income	$10	$62	$(52)	(84)%
% of total revenue	0%	1%	(1)%

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses, and other income. Interest and other income decreased for the first quarter ended March 31, 2012 as compared to the first quarter ended March 31, 2011, primarily as a result of decreased interest income due to reduced interest rates on cash, cash equivalents, and short-term investments and exchange rate losses.

	March 31,		Change	% Change
PROVISION FOR TAXES	2012	2011
	(Dollars in thousands)

Three months ended:

Provision for income taxes	$(553)	$(594)	$41	7%
Income from continuing operations before income taxes	$334	$1,939
Effective tax rate	165.6%	30.6%

Provision for Income Taxes — The income tax provision decreased for the first quarter ended March 31, 2012 compared to the first quarter ended March 31, 2011 primarily due to decreased foreign withholding tax expense.

	March 31,		Change	% Change
DISCONTINUED OPERATIONS	2012	2011
	(Dollars in thousands)

Three months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$0	$43	$(43)	(100)%
% of total revenue	0%	0%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale in 2009 of our 3D family of products. The decrease in the gain on sales of discontinued operations net of taxes for the first quarter ended March 31, 2012 compared to the first quarter ended March 31, 2011 is primarily due to decreased payments received from the sale of our 3D family of products.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and treasury bills and government agency securities. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), within stockholders’ equity.

On March 31, 2012, our cash, cash equivalents, and short-term investments totaled $57.6 million, an increase of $1.3 million from $56.3 million on December 31, 2011.

Cash provided by operating activities

Net cash provided by operating activities during the three months ended March 31, 2012 was $1.8 million, a decrease of $2.9 million from the $4.7 million provided by operating activities during the three months ended March 31, 2011. Cash provided by operating activities during 2012 was primarily the result of an increase of $1.3 million due to a change in accounts payable mainly from increased litigation activity, an increase of $1.1 million due to a change in deferred revenue and customer advances primarily due to additional deferred revenue billings, and an increase of $343,000 primarily due to a change in other long-term liabilities. Cash provided by operating activities during 2012 was also affected by noncash charges and credits of $1.2 million, including $720,000 of noncash stock-based compensation, $341,000 in amortization, impairment, and abandonment of intangibles, and $166,000 in depreciation and amortization. These increases were partially offset by our net loss of $219,000, a decrease of $1.5 million due to a change in accounts and other receivables mainly due to the timing of customer billings, and a decrease of $415,000 due to a change in accrued compensation and other current liabilities.

Cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2012 was $1.4 million, compared to the $764,000 used in investing activities during the three months ended March 31, 2011, a decreased use of cash of $639,000. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $15.0 million; purchases of property, plant and equipment; of $828,000, and additions to intangibles of $596,000 primarily due to capitalization of external patent filings and application costs. This was partially offset by maturities of short-term investments of $15.0 million.

Cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2012 was $903,000 compared to the $65,000 provided during the three months ended March 31, 2011. Cash provided by financing activities during the three months ended March 31, 2012 was due to the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio, which is expected to result in the increased use of cash. Our Board has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has $25.2 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2012 will be less than $1.5 million. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2012 will be approximately $3.5 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. Our principal commitments as of March 31, 2012 consist of obligations under operating leases and non-cancellable unconditional purchase obligations. There have been no significant changes in those obligations during the quarter ended March 31, 2012.

As of March 31, 2012, we had a liability for unrecognized tax benefits totaling $677,000 including interest of $50,000, of which approximately $249,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $53.6 million as of March 31, 2012, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $243,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2012, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 7, 2012, we filed a complaint against Motorola with the U.S. International Trade Commission (the “ITC”) alleging that certain Motorola mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects in connection with touchscreens (the “ITC Complaint”). The ITC Complaint requests that the ITC institute an immediate investigation into Motorola’s unlicensed importation, sale for importation and/or sale after importation of mobile electronic devices, including smartphones and cellular phones, using haptic effects covered by our patents. The ITC Complaint further requests an exclusion order barring the importation, sale for importation and sale after importation of products that infringe our patents and cease and desist orders directing Motorola to cease importing, marketing, advertising, demonstrating, warehousing, distributing, selling, offering to sell and/or using mobile electronic devices incorporating haptic effects that infringe one or more of our patents. We amended the ITC Complaint on March 2, 2012 to add the following parties: HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. We subsequently withdrew HTC America Holding, Inc., HTC (B.V.I.) Corporation, Exedea, Brightstar, and Brightpoint from the ITC Complaint. The ITC instituted an investigation against Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, and HTC America, Inc. on April 2, 2012.

On February 7, 2012, we filed a complaint against Motorola in the U.S. District Court for the District of Delaware (the “Motorola Delaware Complaint”) alleging that certain of Motorola’s mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects. The Motorola Delaware Complaint covers the same patents as the ITC Complaint. The Motorola Delaware Complaint seeks damages and injunctive relief. The parties have stipulated to stay the case pending the completion of the ITC investigation.

On March 2, 2012, we filed a complaint against HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. (collectively, “HTC”) in the U.S. District Court for the District of Delaware (the “HTC Delaware Complaint”) alleging that certain of HTC’s mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects. The HTC Delaware Complaint covers the same patents as the ITC Complaint. The HTC Delaware Complaint seeks damages and injunctive relief. The parties have stipulated to stay the case pending the completion of the ITC investigation.

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

Two customers accounted for approximately 31% of our total revenues for the three months ended March 31, 2012. Three customers accounted for approximately 46% of our total revenues for three months ended March 31, 2011. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace revenue from other sources.

Litigation regarding intellectual property rights could be expensive, disruptive, and time consuming; could result in the impairment or loss of portions of our intellectual property; and could adversely affect our business.

Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. On February 7, 2012, we filed a complaint against Motorola Mobility, Inc. and Motorola Mobility Holdings, Inc. (together, “Motorola”) with the U.S. International Trade Commission and in a patent infringement complaint in the U.S. District Court for the District of Delaware which alleges that certain Motorola Android-based smartphones infringe six Immersion patents. On March 2, 2012, we added HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. to the complaint in the U.S. International Trade Commission and filed a separate patent infringement complaint against HTC in the U.S. District Court for the District of Delaware. We subsequently withdrew HTC America Holding, Inc., HTC (B.V.I.) Corporation, Exedea, Brightstar, and Brightpoint from the ITC Complaint. The ITC instituted an investigation against Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, and HTC America, Inc. on April 2, 2012. We intend to enforce our intellectual property rights vigorously and may initiate further litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and difficult to pursue in certain venues, and distracting to management and potential customers and could result in the impairment or loss of portions of our intellectual property. In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed, and we were not able to develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses could increase and our revenues could decrease.

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

We had an accumulated deficit of $106 million as of March 31, 2012, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of March 31, 2012, we had an accumulated deficit of $106 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2012 and 2011, 94% and 86%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful or timely. Any new or enhanced technologies, such as our Integrator product, may not be favorably received by consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources.

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 13 to the condensed consolidated financial statements and Item 3 “Legal Proceedings”.

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

The production processes and operations of our customers are susceptible to the occurrence of catastrophic events, such as natural disasters (including the March 2011 earthquake and tsunami in Japan and the extensive flooding in Thailand during the second half of 2011), war, and acts of terrorism, all of which are outside of our control. Any such events could cause a serious business disruption to our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies upon which we generate royalty revenue, which disruption may adversely affect our business and results of operation.

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

Date: May 8, 2012

IMMERSION CORPORATION

By	/s/ Victor Viegas
Victor Viegas
Chief Executive Officer, Interim Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Victor Viegas, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Victor Viegas, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files formatted in XBRL pursuant to Rule 405 of Regulation S-T.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.