Form 10-Q
period 2012-06-30
IMMERSION CORP
filed 2012-08-07
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding at July 26, 2012: 27,751,120.

IMMERSION CORPORATION

INDEX

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	54

SIGNATURES		55

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,397	$7,298
Short-term investments	43,964	48,987
Accounts and other receivables (net of allowances for doubtful accounts as of: June 30, 2012 — $33 and December 31, 2011 — $21)	2,748	1,487
Inventories	403	423
Deferred income taxes	215	215
Prepaid expenses and other current assets	743	479

Total current assets	56,470	58,889
Property and equipment, net	1,520	1,737
Intangibles and other assets, net	14,933	14,053

Total assets	$72,923	$74,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,678	$365
Accrued compensation	2,089	2,830
Other current liabilities	1,778	2,054
Deferred revenue and customer advances	5,109	4,120

Total current liabilities	10,654	9,369
Long-term deferred revenue	11,738	13,229
Deferred income tax liabilities	215	215
Other long-term liabilities	604	245

Total liabilities	23,211	23,058
Contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: June 30, 2012 — 32,222,273 and December 31, 2011 — 31,786,030; shares outstanding: June 30, 2012 — 27,906,779 and December 31, 2011 — 27,857,824	185,038	182,508
Accumulated other comprehensive income	101	118
Accumulated deficit	(108,531)	(106,157)
Treasury stock at cost: June 30, 2012 — 4,315,494 shares and December 31, 2011 — 3,928,206 shares	(26,896)	(24,848)

Total stockholders’ equity	49,712	51,621

Total liabilities and stockholders’ equity	$72,923	$74,679

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues:
Royalty and license	$5,930	$5,882	$15,015	$14,235
Product sales	344	546	616	1,547
Development contracts and other	202	254	536	668

Total revenues	6,476	6,682	16,167	16,450

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	214	247	529	721
Sales and marketing	1,694	1,909	3,440	3,759
Research and development	2,124	2,243	4,318	4,342
General and administrative	4,361	3,061	9,132	6,172
Amortization, impairment, and abandonment of intangibles	393	335	734	692

Total costs and expenses	8,786	7,795	18,153	15,686

Operating income (loss)	(2,310)	(1,113)	(1,986)	764
Interest and other income	68	52	78	114

Income (loss) from continuing operations before provision for income taxes	(2,242)	(1,061)	(1,908)	878
Provision for income taxes	(66)	(267)	(619)	(861)

Income (loss) from continuing operations	(2,308)	(1,328)	(2,527)	17

Discontinued operations (Note 10):

Gain on sales of discontinued operations net of provision for income taxes of $97, $12, $97, and $39	153	18	153	61

Net income (loss)	$(2,155)	$(1,310)	$(2,374)	$78

Basic net income (loss) per share
Continuing operations	(0.08)	(0.05)	(0.09)	0.00
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.08)	$(0.05)	$(0.09)	$0.00

Shares used in calculating basic net income (loss) per share	28,058	28,610	28,000	28,431

Diluted net income (loss) per share
Continuing operations	(0.08)	(0.05)	(0.09)	0.00
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.08)	$(0.05)	$(0.09)	$0.00

Shares used in calculating diluted net income (loss) per share	28,058	28,610	28,000	29,241

Other Comprehensive Income (loss)
Change in unrealized gains (losses) on short-term investments	2	18	(17)	22

Total Other Comprehensive Income (loss)	2	18	(17)	22

Total Comprehensive Income (loss)	$(2,153)	$(1,292)	$(2,391)	$100

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(2,374)	$78
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	327	485
Amortization, impairment, and abandonment of intangibles	734	692
Stock-based compensation	1,538	1,765
Allowance (recovery) for doubtful accounts	12	(20)
Loss on disposal of equipment	18	3
Gain on sales of discontinued operations	(153)	(61)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,273)	(464)
Inventories	20	(42)
Prepaid expenses and other current assets	(264)	3,204
Other assets	(25)	(54)
Accounts payable	1,149	250
Accrued compensation and other current liabilities	(532)	(1,602)
Deferred revenue and customer advances	(502)	(1,071)
Other long-term liabilities	359	(33)

Net cash provided by (used in) operating activities	(966)	3,130

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(29,956)	(29,927)
Proceeds from maturities of available-for-sale investments	35,000	30,000
Additions to intangibles	(1,466)	(1,522)
Purchases of property and equipment	(868)	(39)
Proceeds from sales of discontinued operations	250	100

Net cash provided by (used in) investing activities	2,960	(1,388)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	51	65
Exercise of stock options	941	1,849
Purchase of treasury stock	(1,887)	0

Net cash provided by (used in) financing activities	(895)	1,914

Net increase in cash and cash equivalents	1,099	3,656
Cash and cash equivalents:
Beginning of the period	7,298	12,243

End of the period	$8,397	$15,899

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$18	$(3,320)

Supplemental disclosure of non-cash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$644	$630

Amounts accrued for purchase of treasury stock	$161	$0

Issuance of shares from Employee Stock Purchase Plan and Release of Restricted Stock Units and Awards under company stock plan	$1,259	$1,257

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries: Immersion Canada Inc.; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; and Haptify, Inc. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the interim periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Royalty and license revenue — The Company licenses its portfolio of patents to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. However, the terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. The Company recognizes fixed license fee revenue for licenses to intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

Development contracts and other revenue — Development contracts and other revenue are comprised of professional services (consulting services and/or development contracts). Professional services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant.

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase time-based licenses, which include a combination of software and/or intellectual property licenses, professional services and in limited cases, post contract customer support. For arrangements that are software based and include software and professional services, the services are generally not essential to the functionality of the software, and customers may purchase consulting services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when all deliverables including services have been completed.

Also affecting revenue recognition for contracts that have multiple element arrangements are two Accounting Standards Updates (“ASU”). In September 2009, the Financial Accounting Standards Board (“FASB”) ratified ASU 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application has had no impact on the Company’s condensed consolidated financial statements to date. In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) had an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. The Company adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application has had no impact on the Company’s condensed consolidated financial statements to date.

Product sales — The Company recognizes revenue from the sale of products and the license of associated software, if any, and expenses all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. The Company has determined that the license of software for its medical simulation products is incidental to the product as a whole. The Company typically grants to customers a warranty which guarantees that products will substantially conform to the Company’s current specifications for generally three to twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant.

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

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820)”. This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company adopted the updated guidance which was effective for the Company on January 1, 2012. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are classified based on the valuation technique in the table below:

	June 30, 2012 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$43,964	$0	$43,964
Money market accounts	4,638	0	0	4,638

Total assets at fair value	$4,638	$43,964	$0	$48,602

The above table excludes $3.8 million of cash held in banks.

	December 31, 2011 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,987	$0	$48,987
Money market accounts	3,617	0	0	3,617

Total assets at fair value	$3,617	$48,987	$0	$52,604

The above table excludes $3.7 million of cash held in banks.

Short-term Investments

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$43,964	$0	$0	$43,964

Total	$43,964	$0	$0	$43,964

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,970	$17	$0	$48,987

Total	$48,970	$17	$0	$48,987

The contractual maturities of the Company’s available-for-sale securities on June 30, 2012 and December 31, 2011 were all due within one year.

3. ACCOUNTS AND OTHER RECEIVABLES

	June 30, 2012	December 31, 2011
	(In thousands)

Trade accounts receivable	$2,329	$525
Receivables from vendors, lessor, and other	419	962

Accounts and other receivables	$2,748	$1,487

4. INVENTORIES

	June 30, 2012	December 31, 2011
	(In thousands)

Raw materials and subassemblies	$223	$167
Finished goods	180	256

Inventories	$403	$423

5. PROPERTY AND EQUIPMENT

	June 30, 2012	December 31, 2011
	(In thousands)

Computer equipment and purchased software	$3,733	$3,696
Machinery and equipment	654	882
Furniture and fixtures	546	533
Leasehold improvements	858	837

Total	5,791	5,948
Less accumulated depreciation	(4,271)	(4,211)

Property and equipment, net	$1,520	$1,737

6. INTANGIBLES AND OTHER ASSETS

	June 30, 2012	December 31, 2011
	(In thousands)

Patents and trademarks	$24,987	$23,617
Other assets	191	204

Gross intangibles and other assets	25,178	23,821
Accumulated amortization of patents and trademarks	(10,245)	(9,768)

Intangibles and other assets, net	$14,933	$14,053

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding impairments or abandonments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Amortization of Intangibles - excluding impairments or abandonments	$272	$217	$514	$414

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of June 30, 2012.

Estimated Amortization Expense
(In thousands)

Remainder of 2012	$486
2013	961
2014	854
2015	787
2016	717
Thereafter	1,935

Total	$5,740

Patents in process included in patents and trademarks were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Patents in process	$9,002	$8,448

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30, 2012	December 31, 2011
	(In thousands)

Accrued legal	$1,019	$727

Income taxes payable	98	23

Other current liabilities	661	1,304

Total other current liabilities	$1,778	$2,054

Deferred revenue	$5,088	$4,046

Customer advances	21	74

Total deferred revenue and customer advances	$5,109	$4,120

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$11,135	$12,634
Other deferred revenue	603	595

Long-term deferred revenue	$11,738	$13,229

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

June 30, 2012

Common stock shares available for grant	3,654,744
Common stock options outstanding	3,111,411
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	658,005

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2012, 467,547 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2012 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2011 are 13,412. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2012

Shares purchased under ESPP	10,656
Average price of shares purchased under ESPP	$4.79
Intrinsic value of shares purchased under ESPP	$8,999

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2012 and year ended December 31, 2011:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Beginning outstanding balance	3,267,838	4,000,526
Granted	303,650	429,963
Exercised	(197,652)	(560,132)
Forfeited and cancelled	(262,425)	(602,519)

Ending outstanding balance	3,111,411	3,267,838

Aggregate intrinsic value of options exercised	$361,000	$2,485,000
Weighted average fair value of options granted	3.33	4.07

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at December 31, 2011 and June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2011
Options outstanding	3,267,838	$6.61	5.53	$1.3
Options vested and expected to vest using estimated forfeiture rates	3,151,950	6.62	5.44	1.3
Options exercisable	2,377,683	6.99	4.61	0.8

June 30, 2012
Options outstanding	3,111,411	$6.64	5.78	$1.6
Options vested and expected to vest using estimated forfeiture rates	2,987,038	6.66	5.72	1.6
Options exercisable	2,194,758	7.03	5.14	1.1

Summary of Restricted Stock Units

RSU activity for the six months ended June 30, 2012 and year ended December 31, 2011 was as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Beginning outstanding balance	407,765	417,923
Awarded	451,911	243,908
Released	(196,185)	(159,384)
Forfeited	(5,486)	(94,682)

Ending outstanding balance	658,005	407,765

Weighted average grant date fair value of RSUs granted	$6.85	$6.61
Total fair value of RSUs released	1,088,000	1,163,000
Total fair value of RSUs remaining unvested	3,705,000	2,112,000

Information regarding RSUs outstanding at December 31, 2011 and June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)

December 31, 2011
RSUs outstanding	407,765	0.95	$2.1	$2.1
RSUs vested and expected to vest using estimated forfeiture rates	336,454	0.92	1.7

June 30, 2012
RSUs outstanding	658,005	1.45	$3.7	$3.7
RSUs vested and expected to vest using estimated forfeiture rates	516,223	1.42	2.9

Summary of Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2012 and year ended December 31, 2011 was as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Beginning outstanding balance	18,000	18,000
Awarded	57,750	30,000
Released	(31,750)	(21,000)
Forfeited	0	(9,000)

Ending outstanding balance	44,000	18,000

Weighted average grant date fair value of restricted stock awarded	$5.70	$6.61
Total fair value of restricted stock awards released	329,000	159,000

Stock Plan Assumptions

The assumptions used to value option grants and ESPP share purchases under the Company’s Stock Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Options	2012	2011	2012	2011
Expected life (in years)	4.5	5.2	4.5	5.2
Volatility	70%	68%	70%	68%
Interest rate	0.7%	2.0%	0.7%	2.0%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan	2012	2011	2012	2011
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	72%	50%
Interest rate	N/A	N/A	0.1%	0.2%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Statement of Operations Classifications
Sales and marketing	$109	$70	$224	$245
Research and development	204	233	413	437
General and administrative	505	678	901	1,083

Total	$818	$981	$1,538	$1,765

As of June 30, 2012, there was $5.6 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.62 years for options, 2.22 years for RSUs, and 0.92 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months and six months ended June 30, 2012, the Company repurchased 387,288 shares for $2.0 million at an average cost of $5.29, net of transaction costs through open market repurchases. During the three months and the six months ended June 30, 2011, there were no stock repurchases under this program. These amounts repurchased are classified as treasury stock on the Company’s condensed consolidated balance sheet.

10. DISCONTINUED OPERATIONS

On November 17, 2008, the Company announced that it would divest its 3D product line which was part of its Touch segment. During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Negotiated consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three and six months ended June 30, 2012, the Company recorded gains on sales of discontinued operations net of tax of $153,000 from payments on notes from the sale of the 3D product line. In the three months and six months ended June 30, 2011, the Company recorded gains on sales of discontinued operations net of tax of $18,000 and $61,000 respectively, from payments on notes from the sale of the 3D product line.

11. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Income (loss) from continuing operations before provision for income taxes	$(2,242)	$(1,061)	$(1,908)	$878
Provision for income taxes	(66)	(267)	(619)	(861)
Effective tax rate	(2.9)%	(25.2)%	(32.4)%	98.1%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three and six months ended June 30, 2012 and 2011 are primarily as a result of foreign withholding tax expense.

As of June 30, 2012, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $680,000 including interest of $53,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $252,000. There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2012. The Company does not expect any material changes to its liability for unrecognized tax benefits during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at June 30, 2012 and December 31, 2011 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. Diluted net income (loss) per share is based upon the weighted average common shares outstanding for the period plus dilutive potential shares including unvested restricted stock and RSUs and stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)
Numerator:
Income (loss) from continuing operations	$(2,308)	$(1,328)	$(2,527)	$17
Gain from discontinued operations, net of tax	153	18	153	61

Net income (loss) used in computing basic and diluted net income (loss) per share	$(2,155)	$(1,310)	$(2,374)	$78

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,058	28,610	28,000	28,431
Dilutive potential common shares:
Restricted Stock and RSUs	0	0	0	172
Stock options	0	0	0	638

Shares used in computation of diluted net income (loss) per share	28,058	28,610	28,000	29,241

Basic net income (loss) per share from:
Continuing operations	$(0.08)	$(0.05)	$(0.09)	$0.00
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.08)	$(0.05)	$(0.09)	$0.00

Diluted net income (loss) per share:
Continuing operations	$(0.08)	$(0.05)	$(0.09)	$0.00
Discontinued operations	0.00	0.00	0.00	0.00

Total	$(0.08)	$(0.05)	$(0.09)	$0.00

As of June 30, 2012 and June 30, 2011, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2012 and for the three months ended June 30, 2011, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30, 2012	June 30, 2011
	(in thousands)

Outstanding stock options	3,111	3,820
Unvested restricted stock awards	44	18
Unvested RSUs	658	503

For the six months ended June 30, 2011, after including options to purchase shares of common stock using the treasury stock method, options to purchase approximately 907,000 shares of common stock with exercise prices greater than the average fair market value of the Company’s common stock of $7.21 per share were not included in the calculation because the effect would have been anti-dilutive.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiffs filed their opening appeals brief. On July 13, 2012, the Company filed its response brief.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and the Company responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. The Company believes that its responses complied with the Court’s ruling and have opposed the shareholder’s motion. On May 30, 2012, the same shareholder filed a putative shareholder derivative action in San Francisco Superior Court, entitled Kasmer v. Richardson et. al. purportedly on behalf of the Company and naming certain of its former directors and officers as individual defendants. The Complaint in that action has yet to be served on either the Company or any of the individual defendants. On June 5, 2012, the parties participated in a mediation session, and on the same day reached an agreement in principle to settle both the Delaware Chancery and San Francisco Superior Court actions. The settlement remains subject to approval.

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

OVERVIEW

We are a leading provider of haptic technologies that allow people to use their sense of touch more fully when operating a wide variety of digital and other devices. To achieve this heightened interactivity, we develop and license or manufacture a wide range of patented technologies, software solutions, and products. While we believe that our technologies, solutions, and products are broadly applicable, we are currently focusing our marketing and business development activities on the following target lines of business: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. We manage these business areas under one operating and reportable segment.

In most all of our markets, such as mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical, we primarily license our technologies and solutions to manufacturers who use them in products sold under their own brand names. In a few markets, such as medical simulation, we have sold products manufactured under our own brand name through direct sales to end users, distributors, or OEMs. From time to time, we have also engaged in development projects for third parties.

Our objective is to drive adoption of our touch technologies and solutions across markets and applications to improve the user experience with digital devices and systems. We and our wholly owned subsidiaries hold more than 1,200 issued or pending patents in the U.S. and other countries, covering various aspects of hardware and software technologies.

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

Royalty and license revenue — We license our portfolio of patents to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. However, the terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. We recognize fixed license fee revenue for licenses to our intellectual property when earned under the terms of the agreements, which is generally recognized when all deliverables including services are completed or recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

Development contracts and other revenue — Development contracts and other revenue are comprised of professional services (consulting services and/or development contracts). Professional services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant.

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based licenses, which include a combination of software and/or intellectual property licenses, professional services and in limited cases, post contract customer support. For arrangements that are software based and include software and professional services, the services are generally not essential to the functionality of the software, and customers may purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. For these arrangements, including those with post contract customer support, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when all deliverables including services have been completed.

Also affecting revenue recognition for contracts that have multiple element arrangements are two Accounting Standards Updates (“ASU”). In September 2009, the Financial Accounting Standards Board (“FASB”) ratified ASU 2009-13 (update to ASC 605), “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13 (update to ASC 605)”). This guidance addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 (update to ASC 605) requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 (update to ASC 605) was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted ASU 2009-13 (update to ASC 605) as of January 1, 2011, and its application has had no impact on our condensed consolidated financial statements to date. In September 2009, the FASB ratified ASU 2009-14 (update to ASC 605), “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14 (update to ASC 605)”). ASU 2009-14 (update to ASC 605) provides guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. ASC 2009-14 (update to ASC 605) had an effective date that is consistent with ASU 2009-13 (update to ASC 605) above. We adopted ASC 2009-14 (update to ASC 605) as of January 1, 2011, and its application has had no impact on our condensed consolidated financial statements to date.

Product sales — We recognize revenue from the sale of products and the license of associated software, if any, and expense all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. We have determined that the license of software for the medical simulation products is incidental to the product as a whole. We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for generally three to twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant.

Stock-based Compensation — Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Valuation and amortization method — We use the Black-Scholes model, single-option approach to determine the fair value of stock options, stock awards, and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, our expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends, if any.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants, stock awards, and ESPP shares. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

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

For debt securities in an unrealized loss position which are deemed to be other-than-temporary where neither of the criteria in the paragraph above are present, the difference between the security’s then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss. The credit loss component is the excess of the amortized cost of the security over the best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit component is the residual amount of the other-than-temporary impairment.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the six months ended June 30, 2012, we capitalized costs associated with patents and trademarks of $1.6 million. Our total amortization expense (exclusive of impairments or abandonments of $221,000) for the same period was $513,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following discussion and analysis includes our results of operations from continuing operations for the three months and six months ended June 30, 2012 and 2011. Accordingly, any gain or loss on sale or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.

Overview

We increased our royalty and license revenue by 1%, but our overall revenue decreased by 3% for the second quarter ended June 30, 2012 compared to the second quarter ended June 30, 2011. The increase in royalty and license revenue during such period was mainly due to increased revenue primarily from our mobility, medical, and automotive licensees, partially offset by decreased revenue from our gaming licensees. This increase in royalty and license revenue was offset by a 37% decrease in product sales mainly due to decreased sales of our Virtual IV simulation product. We increased our royalty and license revenue by 5%, but our overall revenue decreased by 2% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in royalty and license revenue during such period was mainly due to increased revenue primarily from our gaming and medical licensees. This increase was offset by a 60% decrease in product sales, mainly due to decreased sales of our Virtual IV simulation product.

Our loss from continuing operations was $2.3 million for the second quarter ended June 30, 2012 as compared to a loss of $1.3 million for the second quarter ended June 30, 2011. The loss was primarily due to higher operating expenses which included an increase in general and administrative expenses, mainly resulting from increased litigation expenses of approximately $1.5 million. Our loss from continuing operations was $2.5 million during the six months ended June 30, 2012 as compared to income of $17,000 for the six months ended June 30, 2011. The loss was primarily due to higher operating expenses which include an increase in general and administrative expenses, mainly resulting from increased litigation expenses of approximately $3.0 million.

During the remainder of 2012, we expect royalty and licensing revenues to be the major component of our revenues as our technology continues to be included in more products. Intellectual property litigation will likely cause us to expend significant financial resources in the future and have an adverse effect on the results of our operations. Additionally, our success could be limited by several factors, including the current macro-economic climate, the timely release of our new technology and our licensees’ products, continued market acceptance of our technology and our licensees’ products, the introduction of new products by existing or new competitors, and the cost of ongoing litigation. For a further discussion of these and other risk factors, see Part II, Item 1A — “Risk Factors.”

	June 30,		Change	% Change
REVENUES	2012	2011
	(In thousands)

Three months ended:

Royalty and license	$5,930	$5,882	$48	1%
Product sales	344	546	(202)	(37)%
Development contracts and other	202	254	(52)	(20)%

Total Revenues	$6,476	$6,682	$(206)	(3)%

Six months ended:

Royalty and license	$15,015	$14,235	$780	5%
Product sales	616	1,547	(931)	(60)%
Development contracts and other	536	668	(132)	(20)%

Total Revenues	$16,167	$16,450	$(283)	(2)%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue for the second quarter ended June 30, 2012 compared to the second quarter ended June 30, 2011 was primarily due to increases in royalty and license revenue from our medical, mobility, and automotive licensees, partially offset by decreases from our gaming licensees.

Royalty and license revenue increased by 49% for medical customers mainly due to increased license fees along with additional royalties from increased sales of royalty generating devices by our licensees. Royalty and license revenue increased by 30% for automotive customers primarily due to increased volume of units sold by our licensees. Royalty and license revenue increased by 7% for mobility customers primarily due to the adoption of our technology in new products sold by certain licensees along with additional volume of units sold by certain licensees. Royalty and license revenue decreased by 22% for gaming customers mainly due to a decrease in units shipped by certain licensees. This decrease was primarily due to the current softness in the console gaming market, which can fluctuate based upon consumer gaming preferences and the timing of introductions of new gaming console systems. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our intellectual property.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales was due mainly to a $210,000 decrease in medical product sales due to a reduction in sales of our Virtual IV medical simulator product arising from reduced demand in this market. We expect product sales will remain at reduced levels in 2012 primarily as a result of softer demand in this market and our continued focus on our licensing business model.

Development contracts and other revenue — Development contracts and other revenue is comprised primarily of consulting services and development contracts. Development contracts and other revenue decreased mainly due to a decrease in contracted engineering service revenue from mobility customers, partially offset by an increase in contracted engineering service revenue from our automotive customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

We categorize our geographic revenue information into four major regions: North America, Europe, Far East, and Rest of the World. In the second quarter ended June 30, 2012, revenue generated in North America, Europe, Far East, and Rest of the World represented 38%, 11%, 51%, and 0% of total revenue, respectively, compared to 44%, 12%, 44%, and 0% of total revenue, respectively, for the second quarter ended June 30, 2011. The shift in revenues among regions was mainly due to a decrease in royalty and license revenue and product sales in North America and a decrease in contract revenue in Europe, offset primarily by an increase in royalty and license revenue in the Far East. The decrease in North American royalty and license revenue was primarily from decreased royalties from gaming licensees partially offset by an increase in medical royalty revenue. The decrease in North American product sales was primarily due to a reduction in sales of our Virtual IV medical simulator products. The decrease in European contract revenue was primarily due to reduced contracted services and the timing of revenue recognition. The increase in royalty and license revenue from the Far East was mainly due to increased royalties from mobility and automotive licensees.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Royalty and license revenue — The increase in royalty and license revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to increases in royalty and license revenue from our medical, gaming, and automotive licensees partially offset by decreases from our mobility licensees.

Royalty and license revenue increased by 67% for medical customers and by 17% for automotive customers primarily due to additional volume of units sold by our licensees. Royalty and license revenue increased by 9% for gaming customers primarily due to increases in royalties due to an increase in units shipped by certain licensees. The increase in shipped units primarily reflects the adoption of our technology in new applications sold by certain licensees. Royalty and license revenue decreased by 6% for mobility customers partially due to decreased volume along with the timing of revenue recognition, offset in part by out of period adjustments of approximately $420,000, which resulted from our compliance program efforts.

Product sales — The decrease in product sales was due mainly to a $968,000 decrease in medical product sales due to a reduction in sales of our Virtual IV medical simulator product because of reduced demand in this market.

Development contracts and other revenue — Development contracts and other revenue decreased mainly due to a decrease in contracted engineering service revenue from medical customers.

In the six months ended June 30, 2012, revenue generated in North America, Europe, Far East, and Rest of the World represented 44%, 12%, 44%, and 0% of total revenue, respectively, compared to 43%, 16%, 41%, and 0% of total revenue, respectively, for the six months ended June 30, 2011. The shift in revenues among regions was mainly due to a decrease in product sales in North America and a decrease in royalty and license revenue in Europe offset by an increase in royalty and license revenue in North America and the Far East. The decrease in product sales was primarily due to a reduction in sales of our Virtual IV medical simulator products. The decrease in European royalty and license revenue was primarily due to decreased mobile device revenue arising from the timing of revenue recognition. The increase in North American royalty and license revenue was primarily from increased royalties from gaming and medical licensees. The increase in royalty and license revenue from the Far East was mainly due to increased royalties from mobility and automotive licensees.

	June 30,		Change	% Change
COST OF REVENUES	2012	2011
	(Dollars in thousands)
Three months ended:

Cost of revenues	$214	$247	$(33)	(13)%
% of total revenues	3%	4%	(1)%

Six months ended:

Cost of revenues	$529	$721	$(192)	(27)%
% of total revenues	3%	4%	(1)%

Cost of Revenues — Our cost of revenues consists primarily of direct materials, contract manufacturing, and other overhead costs for product sales, and labor related costs for development contracts and other. It excludes amortization and impairment or abandonment of intangibles. Lower product sales were the major contributor to the overall reduction of cost of revenues for the second quarter ended June 30, 2012 as compared to the second quarter ended June 30, 2011. Specifically, the decrease in cost of revenues for 2012 as compared to 2011 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $18,000 and a decrease in obsolescence expense of $25,000. We expect cost of revenues will remain at reduced levels for the remainder of 2012 primarily as a result of expected continued reduced demand for medical products in 2012 and our continued focus on our licensing business model.

Lower product sales were the major contributor to the overall reduction of cost of revenues for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Specifically, the decrease in cost of revenues for 2012 as compared to 2011 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $283,000 partially offset by an increase in obsolescence expense of $67,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 49% was mainly due to a decrease in related product sales.

	June 30,		Change	% Change
OPERATING EXPENSES	2012	2011
	(Dollars in thousands)

Three months ended:

Sales and marketing	$1,694	$1,909	$(215)	(11)%
% of total revenue	26%	29%	3%

Research and development	$2,124	$2,243	$(119)	(5)%
% of total revenue	33%	34%	(1)%

General and administrative	$4,361	$3,061	$1,300	42%
% of total revenue	67%	46%	21%

Amortization and impairment or abandonment of intangibles	$393	$335	$58	17%
% of total revenue	6%	5%	1%

Six months ended:

Sales and marketing	$3,440	$3,759	$(319)	(8)%
% of total revenue	21%	23%	(2)%

Research and development	$4,318	$4,342	$(24)	(1)%
% of total revenue	27%	26%	1%

General and administrative	$9,132	$6,172	$2,960	48%
% of total revenue	56%	38%	18%

Amortization and impairment or abandonment of intangibles	$734	$692	$42	6%
% of total revenue	5%	4%	1%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the second quarter ended June 30, 2012 as compared to the second quarter ended June 30, 2011 was primarily due to decreased compensation, benefits, and other related costs of $118,000, mainly due to decreased sales and marketing headcount and benefits along with decreased marketing, advertising, and public relations costs of $69,000 for current marketing initiatives. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The decrease in sales and marketing expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to decreased compensation, benefits, and other related costs of $373,000 mainly due to decreased sales and marketing headcount and benefits, partially offset by increased travel costs of $25,000 and increased marketing, advertising, and public relations costs of $15,000 due to current marketing initiatives.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expenses for the second quarter ended June 30, 2012 as compared to the second quarter ended June 30, 2011 was primarily due to decreased compensation, benefits, and other related costs of $71,000, decreased consulting expense of $63,000 and decreased lab and prototyping costs of $60,000 which were partially offset by increased recruitment expense of $37,000 and increased travel expense of $21,000. The decreased compensation, benefits, and other related costs were mainly due to changes in executive personnel, which contributed to reductions in compensation costs and other benefits and were partially offset by increases in compensation costs due to increased non-executive headcount. We believe that continued significant investment in research and development is critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

The increase in research and development expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to increased compensation, benefits, and other related costs of $52,000 mainly due to increased headcount, increased recruitment expense of $41,000 and increased travel expense of $31,000, partially offset by decreased consulting expense of $83,000 and decreased lab and prototyping costs of $81,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the second quarter ended June 30, 2012 as compared to the second quarter ended June 30, 2011 was primarily due to increased legal, professional, and license fee expenses of $1.7 million, partially offset by decreased compensation, benefits, and other related costs of $377,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $1.5 million along with increased patent related legal costs of $100,000. The decreased compensation, benefits, and other related costs were mainly due to decreased headcount and decreased stock compensation costs. We will continue to incur costs related to litigation, which will cause our general and administrative expenses to increase as we continue to assert our intellectual property and contractual rights and defend any lawsuits brought against us.

The increase in general and administrative expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to increased legal, professional, and license fee expenses of $3.7 million, partially offset by decreased compensation, benefits, and other related costs of $677,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $3.0 million along with increased patent related legal costs of $431,000. The decreased compensation, benefits, and other related costs were mainly due to decreased headcount and decreased stock compensation costs.

Amortization, impairment, and abandonment of Intangibles — Our amortization, impairment and abandonment of intangibles are comprised primarily of patent amortization and other intangible amortization along with impairment and write off of abandoned and expired patents. Amortization, impairment and abandonment of intangibles increased for the second quarter ended June 30, 2012 as compared to the second quarter ended June 30, 2011, mainly due to increased amortization as a result of the increased number of issued patents. Amortization, impairment and abandonment of intangibles increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 mainly due to increased amortization as a result of the increased number of issued patents, partially offset by decreased write off of abandoned and expired patents.

	June 30,		Change	% Change
INTEREST AND OTHER INCOME	2012	2011
	(Dollars in thousands)
Three months ended:

Interest and other income	$68	$52	$16	31%
% of total revenue	1%	1%	0%

Six months ended:

Interest and other income	$78	$114	$(36)	(32)%
% of total revenue	0%	(1)%	(1)%

Interest and Other Income — Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses, and other income. Interest and other income increased for the second quarter June 30, 2012 as compared to the second quarter ended June 30, 2011, primarily as a result of increased interest on notes receivable, partially offset by decreased interest income as a result of reduced interest rates on cash, cash equivalents, and short-term investments and exchange rate losses. Interest and other income decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily as a result of decreased interest income due to reduced interest rates on cash, cash equivalents, and short-term investments and exchange rate losses, partially offset by increased interest on notes receivable.

	June 30,		Change	% Change
PROVISION FOR TAXES	2012	2011
	(Dollars in thousands)
Three months ended:

Provision for income taxes	$(66)	$(267)	$201	75%
Income from continuing operations before income taxes	$(2,242)	$(1,061)
Effective tax rate	(2.9)%	(25.2)%

Six months ended:

Provision for income taxes	$(619)	$(861)	$242	28%
Income from continuing operations before income taxes	$(1,908)	$878
Effective tax rate	(32.4)%	98.1%

Provision for Income Taxes — The income tax provision decreased for the second quarter and the six months ended June 30, 2012 compared to the second quarter and six months ended June 30, 2011 primarily due to decreased foreign withholding tax expense.

	June 30,		Change	% Change
DISCONTINUED OPERATIONS	2012	2011
	(Dollars in thousands)
Three months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$153	$18	$135	750%
% of total revenue	2%	0%

Six months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$153	$61	$92	151%
% of total revenue	1%	0%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale in 2009 of our 3D family of products. The increase in the gain on sales of discontinued operations net of taxes for the second quarter and six months ended June 30, 2012 compared to the second quarter and six months ended June 30, 2011 is primarily due to increased payments received from the sale of our 3D family of products.

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

On June 30, 2012, our cash, cash equivalents, and short-term investments totaled $52.4 million, a decrease of $3.9 million from $56.3 million on December 31, 2011.

Cash used in (provided by) operating activities

Net cash used in operating activities during the six months ended June 30, 2012 was $1.0 million, a decrease of $4.1 million from the $3.1 million provided by operating activities during the six months ended June 30, 2011. Cash used in operating activities during 2012 was primarily the result of our net loss of $2.4 million, a decrease of $1.3 million due to a change in accounts and other receivables mainly due to the timing of customer billings, a decrease of $532,000 due to a change in accrued compensation and other current liabilities, a decrease of $502,000 due to a change in deferred revenue and customer advances primarily due to recognition of deferred revenue, and a decrease of $264,000 due to a change in prepaid expenses and other current assets. These decreases were partially offset by an increase of $1.1 million due to a change in accounts payable mainly from increased litigation activity, and an increase of $359,000 primarily due to a change in other long-term liabilities due to an increase in deferred rent. Cash used in operating activities during 2012 was also affected by noncash charges of $2.5 million, including $1.5 million of noncash stock-based compensation, $734,000 in amortization, impairment, and abandonment of intangibles, $327,000 in depreciation and amortization and partially offset by a credit of $153,000 from a gain on sale of discontinued operations.

Cash provided by (used in) investing activities

Net cash provided by investing activities during the six months ended June 30, 2012 was $3.0 million, compared to the $1.4 million used in investing activities during the six months ended June 30, 2011, an increased source of cash of $4.4 million. Net cash provided by investing activities during 2012 consisted of maturities of short-term investments of $35 million and proceeds from sales of discontinued operations of $250,000. This was partially offset by purchases of short-term investments of $30.0 million; additions to intangibles of $1.5 million primarily due to capitalization of external patent filings and application costs; and purchases of property, plant, and equipment of $868,000.

Cash used in (provided by) financing activities

Net cash used in financing activities during the six months ended June 30, 2012 was $895,000 compared to the $1.9 million provided during the six months ended June 30, 2011, an increased use of cash of $2.8 million. Net cash used in financing activities during 2012 consisted primarily of repurchases of common stock of $1.9 million, partially offset by exercises of stock options and the issuance of common stock under the employee stock purchase plan of $1.0 million.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio, which is expected to result in the increased use of cash. Our Board has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has $23.1 million remaining. We anticipate that capital expenditures for property and equipment for the year ending December 31, 2012 will be less than $1.5 million. We anticipate that capitalization of external patent filing and application costs for the year ending December 31, 2012 will be approximately $3.5 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. Our principal commitments as of June 30, 2012 consist of obligations under operating leases and non-cancellable unconditional purchase obligations. There have been no significant changes in those obligations during the six months ended June 30, 2012.

As of June 30, 2012, we had a liability for unrecognized tax benefits totaling $680,000, including interest of $53,000, of which approximately $252,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $48.6 million as of June 30, 2012, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $252,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2012.

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

Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies, but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally, we have some reliance on international and export sales that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international and export revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2012, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiffs filed their opening appeals brief. On July 13, 2012, we filed our response brief.

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

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and we responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. We believe that our responses complied with the Court’s ruling and have opposed the shareholder’s motion. On May 30, 2012, the same shareholder filed a putative shareholder derivative action in San Francisco Superior Court, entitled Kasmer v. Richardson et. al. purportedly on behalf of us and naming certain of our former directors and officers as individual defendants. The Complaint in that action has yet to be served on either us or any of the individual defendants. On June 5, 2012, the parties participated in a mediation session, and on the same day reached an agreement in principle to settle both the Delaware Chancery and San Francisco Superior Court actions. The settlement remains subject to approval.

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

Our revenue growth is largely dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewal of licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the lengthy and expensive process of building a relationship with potential licensees;

•	the competition we may face from the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•

difficulties in persuading potential licensees who may have developed their own intellectual property or licensed intellectual property from other parties in areas related to ours to license our technology as we obtain new patents and develop new products versus continuing to develop their own intellectual property or license intellectual property from other parties;

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

•

reluctance of content developers, mobile phone manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile phone industry also having a license, or without enough phones in the market that incorporate our technologies; and

•

inability of current or prospective licensees to ship certain mobile devices if they are involved in intellectual property infringement claims by third parties that ultimately prevents them from shipping products or that imposes substantial royalties on their products.

Our licensing cycle can be lengthy and costly and our marketing and licensing efforts may be unsuccessful.

The process of persuading customers to adopt and license our technologies can be lengthy and, even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance, or results in significant royalties to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, any intellectual property litigation that we engage in will likely have an impact on our ability to enter into new licenses and renewals of licenses. As such, we may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of delay or failure to obtain royalties.

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

While some of our license agreements provide for fixed royalty payments, many of our license agreements provide for volume-based royalties, and may also be subject to adjustments based on volume. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given period.

In addition, a portion of our revenue comes from development and support services provided to our licensees, or may be part of a contractual arrangement involving multiple elements. Depending upon the nature of the services or elements, all or a portion of the revenue may be recognized ratably over the support period or length of the contract, or may be recognized according to the proportional performance accounting method under GAAP. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may be recognized over the period in which services are performed on a proportional performance basis and product development schedules for these projects may be changed or delayed.

All of these factors make it difficult to predict future licensing revenue and may result in our results being below our previously announced guidance or analysts’ estimates, which would likely cause our stock price to decline.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Two customers accounted for approximately 32% of our total revenues for the six months ended June 30, 2012. Three customers accounted for approximately 44% of our total revenues for six months ended June 30, 2011. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Litigation regarding intellectual property rights is expensive; could be disruptive, time consuming and result in the impairment or loss of portions of our intellectual property, and could adversely affect our business.

Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. On February 7, 2012, we filed a complaint against Motorola Mobility, Inc. and Motorola Mobility Holdings, Inc. (together, “Motorola”) with the U.S. International

Trade Commission and in a patent infringement complaint in the U.S. District Court for the District of Delaware which alleges that certain Motorola Android-based smartphones infringe six Immersion patents. On March 2, 2012, we added HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. to the complaint in the U.S. International Trade Commission and filed a separate patent infringement complaint against HTC in the U.S. District Court for the District of Delaware. We subsequently withdrew HTC America Holding, Inc., HTC (B.V.I.) Corporation, Exedea, Brightstar, and Brightpoint from the ITC Complaint. The ITC instituted an investigation against Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, and HTC America, Inc. on April 2, 2012. We intend to enforce our intellectual property rights vigorously and may initiate further litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights is costly and could be time-consuming, difficult to pursue in certain venues, and distracting to management and potential customers and could result in the impairment or loss of portions of our intellectual property. The time to resolution and complexity of our litigation, its relative importance to our business compared to other companies, and the potential that we may lose particular motions as well as the overall litigation all could cause our stock price to decline and materially adversely affect our business.

In addition, any litigation in which we are accused of infringement may cause product shipment delays, require us to develop non-infringing technologies, or require us to enter into royalty or license agreements even before the issue of infringement has been decided on the merits. If any litigation were not resolved in our favor, we could become subject to substantial damage claims from third parties and indemnification claims from our licensees. We could be enjoined from the continued use of the technologies at issue without a royalty or license agreement. Royalty or license agreements, if required, might not be available on acceptable terms, or at all. If a third party claiming infringement against us prevailed and we were not able to develop non-infringing technologies or license the infringed or similar technologies on a timely and cost-effective basis, our expenses could increase and our revenues could decrease.

While we attempt to avoid infringing known proprietary rights of third parties, third parties may hold, or may in the future be issued, patents that could be infringed by our products or technologies. Any of these third parties might make a claim of infringement against us with respect to the products that we make and the technologies that we license. From time to time, we have received letters from companies, several of which have significantly greater financial resources than we do, asserting that some of our technologies, or those of our licensees, infringe their intellectual property rights. Certain of our licensees may receive similar letters from these or other companies from time to time. Such letters or subsequent litigation may influence our licensees’ decisions whether to ship products incorporating our technologies. In addition, such letters may cause a dispute between our licensees and us over indemnification for the infringement claim. Any of these notices, or additional notices that we or our licensees could receive in the future from these or other companies, could lead to litigation against us, either regarding the infringement claim or the indemnification claim.

We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. Intellectual property claims against our licensees, or us, whether or not they have merit, could be time-consuming to defend, cause product shipment delays, require us to pay damages or settlement amounts, harm existing license arrangements, or require us or our licensees to cease utilizing the technologies unless we can enter into licensing agreements. Licensing agreements might not be available on terms acceptable to us or at all. Furthermore, claims by third parties against our licensees could also result in claims by our licensees against us for indemnification.

The legal principles applicable to patents and patent licenses continue to change and evolve. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the Patent and Trademark Office must still implement regulations relating to these changes and the courts have yet to address the new provisions. Legislation and judicial decisions that make it easier for patent licensees to challenge the validity, enforceability, or infringement of patents, or make it more difficult for patent licensors to obtain a permanent injunction, obtain enhanced damages for willful infringement, or to obtain or enforce patents, may adversely affect our business and the value of our patent portfolio. Furthermore, our prospects for future revenue growth through our royalty and licensing based businesses could be diminished.

We had an accumulated deficit of $109 million as of June 30, 2012, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of June 30, 2012, we had an accumulated deficit of $109 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the six months ended June 30, 2012 and 2011, 93% and 87%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

The current economic conditions could materially hurt our business in a number of ways including longer sales and renewal cycles, delays in adoption of our products or technologies, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or in the level of sales of products that include our technology.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Our product portfolio includes current and future products designed for use with third-party platforms or technologies. Our business in these categories relies on our access to the platforms or technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms or technologies may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having lower margins.

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

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile phones, tablets, PDAs, and portable music players. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments may decline.

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

We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees, component customers, and end users about the uses and benefits of our technologies and to persuade software developers to create software that utilizes our technologies. Negative product reviews or publicity about our company, our technologies, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technologies in the future.

We may not be able to continue to derive significant revenues from makers of peripherals for popular video gaming platforms.

A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues.

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

We have entered into, and we expect to continue to enter into, agreements pursuant to which our licensees are granted rights to our technology and under our intellectual property. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories, and may include exclusive rights or sublicensing rights. We refer to the license terms and restrictions in our agreements, including, but not limited to, field of use definitions, market sector, and product category definitions, collectively as “License Provisions.”

Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee which are inconsistent with the rights that we have granted to another licensee. Many of our customers report royalties to us based on their shipments or their revenues and their interpretation and allocation of contracted royalty rates. It is possible that the originally reported royalties could differ materially from those determined by either a customer self-reported correction or from an audit we have performed. These interpretations may also cause disagreements arising during customer audits, may lead to claims or litigation of those claims, and may have an adverse affect on the results of our operations. Further, although our agreements generally give us the right to audit books and records of our licensees, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Pursuant to our license compliance program, we audit certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective to that end.

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

Moreover, technology products generally have relatively short product life cycles and our current technologies may become obsolete in the future. Our ability to generate revenues will be harmed if:

•	we fail to develop new technologies or products;

•	the technologies we develop infringe on third-party patents or other third-party rights;

•	our new technologies fail to gain market acceptance; or

•	our current technologies become obsolete or fail to meet new regulatory requirements.

Our ability to achieve revenue growth also depends on our continuing ability to improve and reduce the cost of our technologies, to improve their ease of integration in both hardware and software, and to introduce these technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, companies may not incorporate our technologies into their products and our revenues may not grow and could decline.

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

While it is not our general practice to sign license agreements that provide exclusive rights for a period of time with respect to a technology, field of use, and/or geography, or to accept similar limitations in product development contracts, we have entered into such agreements in the past and may do so in the future. Although additional compensation or other benefits may be part of the agreement, the compensation or benefits may not adequately compensate us for the limitations or restrictions we have agreed to as that particular market develops. Over the life of the exclusivity or other limitation period, especially in markets that grow larger or faster than anticipated, our revenue may be limited and less than what we could have achieved in the market with several licensees or additional products available to sell to a specific set of customers.

The markets in which we participate or may target in the future are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

Our target markets are rapidly evolving and highly competitive. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets, and significantly greater resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. We believe that competition in these markets will continue to be intense and that competitive pressures will drive the price of our technologies and products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales or productivity, will cause our revenues to decline. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our technologies and products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

Our primary focus is on winning competitive bid selection processes, known as “design wins,” so that haptics will be included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a product area, the loss of a design win can sometimes result in our failure to have haptics added to new generation products. This can result in lost sales and could hurt our position in future competitive selection processes because we may not be perceived as being a technology leader.

After winning a product design for one of our customers, we may still experience delays in generating revenue from our products as a result of the lengthy development and design cycle. In addition, a change, delay or cancellation of a customer’s plans could significantly adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, if our customers fail to successfully market and sell their products it could materially adversely affect our business, financial condition, and results of operations.

Automobiles and medical devices incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive automotive and medical devices royalties.

The product development process for automobiles and medical devices is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive/medical devices technologies unless and until automobiles/medical devices featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles/medical devices, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, the option packages if our technology is an option (for example, a navigation unit), or medical device, which is likely to be determined by many factors beyond our control.

Our international expansion efforts subject us to additional risks and costs.

We currently have sales personnel in Finland, Japan, Korea, Switzerland, and Taiwan and we intend to expand our international activities into China and Europe. International operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	difficulty in collecting accounts receivable or longer payment cycles;

•	import and export restrictions, duties, tariffs, quotas and other barriers;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing intellectual property rights;

•

business risks, including fluctuations in demand for our technologies and products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations;

•	political and economic instability; and

•	an outbreak of hostilities in markets where major customers are located, including Korea.

Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision.

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

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 13 to the condensed consolidated financial statements and Item 1 “Legal Proceedings”.

Product liability claims could be time-consuming and costly to defend and could expose us to loss.

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property damage, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. In addition, even though we have transitioned from the medical products business, we could face product liability claims for products that we have sold or that our successors may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology and services, and/or the reputation of our products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

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

Our technologies are complex and may contain undetected errors, which could harm our reputation and future sales.

Any failure to provide high quality and reliable technologies, whether caused by our own failure or failures of our suppliers or OEM customers, could damage our reputation and reduce demand for our technologies. Our technologies have in the past contained, and may in the future contain, undetected errors or defects. Some errors in our technologies may only be discovered after a customer’s product incorporating our technologies has been shipped to customers. Any errors or defects discovered in our technologies after commercial release could result in loss of revenue, loss of customers, and increased service and warranty costs, any of which could adversely affect our business.

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

The production processes and operations of our customers are susceptible to the occurrence of catastrophic events, such as natural disasters, war, and acts of terrorism, all of which are outside of our control. Any such events could cause a serious business disruption to our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies upon which we generate royalty revenue, which disruption may adversely affect our business and results of operation.

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

We rely on a limited number of contract manufacturers and suppliers for our products. The inability of such contract manufacturers or suppliers to deliver adequate inventory could make it difficult to ship products ordered by our customers. We also have limited influence on contract manufacturers’ operations. There is risk that the manufacture, quality control, operations, controls, and distribution might not be up to our standards. The occurrence of any of these could harm our business and results of operations.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements;

•	seasonality in the demand for our technologies or products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	development in any pending litigation;

•	the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;

•	the timing of work performed under development agreements; and

•	corrections and true-ups to royalty payments and royalty rates from prior periods.

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

If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired intellectual property or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets associated with unsuccessful acquisitions;

•	potential intellectual property infringement claims related to newly-acquired product lines or technologies; and

•	potential costs associated with failed acquisition efforts.

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

Below is a summary of stock repurchases for the quarter ended June 30, 2012. See Note 9 of our condensed consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program

Beginning approximate dollar value available to be repurchased as of March 31, 2012			$25,161,000
April 1 — April 30, 2012	145,379	$4.96
May 1 — May 31, 2012	149,409	5.48
June 1 — June 30, 2012	92,500	5.49

Total shares repurchased	387,288		2,048,000

Ending approximate dollar value that may be repurchased under the Program as of June 30, 2012			$23,113,000

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.
(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices net of transaction costs pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2012

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Offer Letter dated April 27, 2012 by and between Immersion Corporation and Paul Norris (incorporated by reference to Exhibit 10.01 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on May 3, 2012).

10.2*	Retention and Ownership Change Event Agreement dated May 11, 2012 by and between Immersion Corporation and Paul Norris.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	Interactive data files formatted in XBRL pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.