Form 10-Q
period 2012-09-30
IMMERSION CORP
filed 2012-11-07
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of common stock outstanding at October 26, 2012: 27,273,391.

IMMERSION CORPORATION

INDEX

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2012 and 2011	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	5
	Unaudited Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6.	Exhibits	55
SIGNATURES		56

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,889	$7,298
Short-term investments	33,985	48,987
Accounts and other receivables (net of allowances for doubtful accounts as of:
September 30, 2012 — $134 and December 31, 2011 — $21)	1,402	1,487
Inventories	359	423
Deferred income taxes	215	215
Prepaid expenses and other current assets	773	479

Total current assets	50,623	58,889
Property and equipment, net	1,426	1,737
Intangibles and other assets, net	15,447	14,053

Total assets	$67,496	$74,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,717	$365
Accrued compensation	2,412	2,830
Other current liabilities	2,478	2,054
Deferred revenue and customer advances	4,651	4,120

Total current liabilities	11,258	9,369
Long-term deferred revenue	10,999	13,229
Deferred income tax liabilities	215	215
Other long-term liabilities	584	245

Total liabilities	23,056	23,058
Contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; shares issued: September 30, 2012 — 32,256,135 and December 31, 2011 — 31,786,030; shares outstanding: September 30, 2012 — 27,359,441 and December 31, 2011 — 27,857,824	185,950	182,508
Accumulated other comprehensive income	107	118
Accumulated deficit	(111,521)	(106,157)
Treasury stock at cost: September 30, 2012 — 4,896,694 shares and December 31, 2011 — 3,928,206 shares	(30,096)	(24,848)

Total stockholders’ equity	44,440	51,621

Total liabilities and stockholders’ equity	$67,496	$74,679

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues:
Royalty and license	$6,371	$5,875	$21,386	$20,110
Product sales	529	345	1,145	1,892
Development contracts and other	242	275	778	943

Total revenues	7,142	6,495	23,309	22,945

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	273	192	802	913
Sales and marketing	1,632	1,643	5,072	5,402
Research and development	2,088	2,183	6,406	6,525
General and administrative	5,750	3,195	14,882	9,367
Amortization, impairment, and abandonment of intangibles	337	324	1,071	1,016

Total costs and expenses	10,080	7,537	28,233	23,223

Operating loss	(2,938)	(1,042)	(4,924)	(278)
Interest and other income	66	58	144	172

Loss from continuing operations before provison for income taxes	(2,872)	(984)	(4,780)	(106)
Provision for income taxes	(118)	(428)	(737)	(1,289)

Loss from continuing operations	(2,990)	(1,412)	(5,517)	(1,395)
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $0, $0, $97, and $39	0	0	153	61

Net loss	$(2,990)	$(1,412)	$(5,364)	$(1,334)

Basic and diluted net loss per share
Continuing operations	(0.11)	(0.05)	(0.20)	(0.05)
Discontinued operations	0.00	0.00	0.01	0.00

Total	$(0.11)	$(0.05)	$(0.19)	$(0.05)

Shares used in calculating basic and diluted net loss per share	27,658	28,918	27,885	28,595

Other Comprehensive Income (loss)
Change in unrealized gains (losses) on short-term investments	6	(3)	(11)	19

Total Other Comprehensive Income (loss)	6	(3)	(11)	19

Total Comprehensive loss	$(2,984)	$(1,415)	$(5,375)	$(1,315)

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,364)	$(1,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	490	717
Amortization, impairment, and abandonment of intangibles	1,071	1,016
Stock-based compensation	2,346	2,705
Allowance (recovery) for doubtful accounts	113	(25)
Loss on disposal of equipment	27	3
Gain on sales of discontinued operations	(153)	(61)
Changes in operating assets and liabilities:
Accounts and other receivables	(28)	61
Inventories	64	(173)
Prepaid expenses and other current assets	(294)	3,117
Other assets	(45)	(89)
Accounts payable	1,214	32
Accrued compensation and other current liabilities	622	(1,282)
Deferred revenue and customer advances	(1,699)	(2,454)
Other long-term liabilities	339	(56)

Net cash provided by (used in) operating activities	(1,297)	2,177

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(29,956)	(44,910)
Proceeds from maturities of available-for-sale investments	45,000	45,000
Additions to intangibles	(2,323)	(2,406)
Purchases of property and equipment	(931)	(84)
Proceeds from sales of discontinued operations	250	100

Net cash provided by (used in) investing activities	12,040	(2,300)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	122	145
Exercise of stock options	974	2,244
Purchase of treasury stock	(5,248)	0

Net cash provided by (used in) financing activities	(4,152)	2,389

Net increase in cash and cash equivalents	6,591	2,266
Cash and cash equivalents:
Beginning of the period	7,298	12,243

End of the period	$13,889	$14,509

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$21	$(3,302)

Supplemental disclosure of non-cash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$647	$636

Issuance of shares from Employee Stock Purchase Plan and Realease of Restricted Stock Units and Awards under company stock plan	$1,298	$1,305

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The results of operations for the interim periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2011, the FASB ratified ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011 the FASB ratified ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. These amendments are effective for reporting periods beginning after December 15, 2011, and have been applied retrospectively. These amendments have changed the manner in which the Company presents comprehensive income by reporting comprehensive income information in the condensed consolidated statements of operations and comprehensive loss.

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

Financial instruments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are classified based on the valuation technique in the table below:

	September 30, 2012
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$38,985	$0	$38,985
Money market accounts	4,628	0	0	4,628

Total assets at fair value	$4,628	$38,985	$0	$43,613

The above table excludes $4.3 million of cash held in banks.

	December 31, 2011
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,987	$0	$48,987
Money market accounts	3,617	0	0	3,617

Total assets at fair value	$3,617	$48,987	$0	$52,604

The above table excludes $3.7 million of cash held in banks.

Short-term Investments

	September 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$38,979	$6	$0	$38,985

Total	$38,979	$6	$0	$38,985

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,970	$17	$0	$48,987

Total	$48,970	$17	$0	$48,987

The contractual maturities of the Company’s available-for-sale securities on September 30, 2012 and December 31, 2011 were all due within one year.

3. ACCOUNTS AND OTHER RECEIVABLES

	September 30, 2012	December 31, 2011
	(In thousands)
Trade accounts receivable	$903	$525
Receivables from vendors, lessor, and other	499	962

Accounts and other receivables	$1,402	$1,487

4. INVENTORIES

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and subassemblies	$218	$167
Finished goods	141	256

Inventories	$359	$423

5. PROPERTY AND EQUIPMENT

	September 30, 2012	December 31, 2011
	(In thousands)
Computer equipment and purchased software	$3,753	$3,696
Machinery and equipment	654	882
Furniture and fixtures	546	533
Leasehold improvements	905	837

Total	5,858	5,948
Less accumulated depreciation	(4,432)	(4,211)

Property and equipment, net	$1,426	$1,737

6. INTANGIBLES AND OTHER ASSETS

	September 30, 2012	December 31, 2011
	(In thousands)
Patents and trademarks	$25,754	$23,617
Other assets	196	204

Gross intangibles and other assets	25,950	23,821
Accumulated amortization of patents and trademarks	(10,503)	(9,768)

Intangibles and other assets, net	$15,447	$14,053

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding impairments or abandonments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Amortization of Intangibles - excluding impairments or abandonments	$264	$333	$777	$747

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of September 30, 2012.

Estimated Amortization Expense
(In thousands)
Remainder of 2012	$254
2013	1,024
2014	913
2015	839
2016	770
Thereafter	2,212

Total	$6,012

Patents in process included in patents and trademarks were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Patents in process	$9,239	$8,448

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued legal	$1,838	$727
Income taxes payable	149	23
Other current liabilities	491	1,304

Total other current liabilities	$2,478	$2,054

Deferred revenue	$4,635	$4,046
Customer advances	16	74

Total deferred revenue and customer advances	$4,651	$4,120

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$10,386	$12,634
Other deferred revenue	613	595

Long-term deferred revenue	$10,999	$13,229

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

September 30, 2012
Common stock shares available for grant	3,600,194
Common stock options outstanding	3,099,155
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	676,755

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of September 30, 2012, 482,519 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2012 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2011 are 28,702. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months Ended September 30, 2012
Shares purchased under ESPP	25,628
Average price of shares purchased under ESPP	$4.77
Intrinsic value of shares purchased under ESPP	$21,553

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2012 and year ended December 31, 2011:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning outstanding balance	3,267,838	4,000,526
Granted	313,200	429,963
Exercised	(209,208)	(560,132)
Forfeited and cancelled	(272,675)	(602,519)

Ending outstanding balance	3,099,155	3,267,838

Aggregate intrinsic value of options exercised	$395,000	$2,485,000
Weighted average fair value of options granted	3.32	4.07

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at December 31, 2011 and September 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2011
Options outstanding	3,267,838	$6.61	5.53	$1.3
Options vested and expected to vest using estimated forfeiture rates	3,151,950	6.62	5.44	1.3
Options exercisable	2,377,683	6.99	4.61	0.8

September 30, 2012
Options outstanding	3,099,155	$6.65	5.56	$1.3
Options vested and expected to vest using estimated forfeiture rates	2,993,600	6.66	5.52	1.3
Options exercisable	2,265,176	6.97	5.02	1.0

Summary of Restricted Stock Units

RSU activity for the nine months ended September 30, 2012 and year ended December 31, 2011 was as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning outstanding balance	407,765	417,923
Awarded	479,911	243,908
Released	(203,519)	(159,384)
Forfeited	(7,402)	(94,682)

Ending outstanding balance	676,755	407,765

Weighted average grant date fair value of RSUs granted	$6.78	$6.61
Total fair value of RSUs released	1,128,000	1,163,000
Total fair value of RSUs remaining unvested	3,654,000	2,112,000

Information regarding RSUs outstanding at December 31, 2011 and September 30, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2011
RSUs outstanding	407,765	0.95	$2.1	$2.1
RSUs vested and expected to vest using estimated forfeiture rates	336,454	0.92	1.7

September 30, 2012
RSUs outstanding	676,755	1.24	$3.7	$3.7
RSUs vested and expected to vest using estimated forfeiture rates	551,319	1.21	3.0

Summary of Restricted Stock Awards

Restricted stock award activity for the nine months ended September 30, 2012 and year ended December 31, 2011 was as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Beginning outstanding balance	18,000	18,000
Awarded	57,750	30,000
Released	(31,750)	(21,000)
Forfeited	0	(9,000)

Ending outstanding balance	44,000	18,000

Weighted average grant date fair value of restricted stock awarded	$5.70	$6.61
Total fair value of restricted stock awards released	329,000	159,000

Stock Plan Assumptions

The assumptions used to value option grants and ESPP share purchases under the Company’s Stock Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Options	2012	2011	2012	2011
Expected life (in years)	4.5	4.5	4.5	5.0
Volatility	68%	70%	70%	69%
Interest rate	0.6%	0.9%	0.7%	1.7%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
Employee Stock Purchase Plan	2012	2011	2012	2011
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	52%	40%	62%	45%
Interest rate	0.1%	0.2%	0.1%	0.2%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Statement of Operations Classifications
Sales and marketing	$152	$132	$376	$376
Research and development	173	201	586	639
General and administrative	483	607	1,384	1,690

Total	$808	$940	$2,346	$2,705

As of September 30, 2012, there was $4.9 million of unrecognized compensation cost related to stock options, restricted stock awards, and RSUs, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.49 years for options, 2.01 years for RSUs, and 0.67 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended September 30, 2012, the Company repurchased 581,200 shares for $3.2 million at an average cost of $5.51 per share, net of transaction costs through open market repurchases. During the nine months ended September 30, 2012, the Company repurchased 968,488 shares for $5.2 million at an average cost of $5.42 per share, net of transaction costs through open market repurchases. During the three months and the nine months ended September 30, 2011, the Company repurchased 31,214 shares for $188,000 at an average cost of $6.02 per share, net of transaction costs through open market repurchases. These amounts repurchased are classified as treasury stock on the Company’s condensed consolidated balance sheet.

10. DISCONTINUED OPERATIONS

During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. The consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three and nine months ended September 30, 2012, the Company recorded gains on sales of discontinued operations net of tax of $0 and $153,000, respectively from payments on notes from the sale of the 3D product line. In the three months and nine months ended September 30, 2011, the Company recorded gains on sales of discontinued operations net of tax of $0 and $61,000 respectively, from payments on notes from the sale of the 3D product line.

11. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Loss from continuing operations before provision for income taxes	$(2,872)	$(984)	$(4,780)	$(106)
Provision for income taxes	(118)	(428)	(737)	(1,289)
Effective tax rate	(4.1)%	(43.5)%	(15.4)%	(1216.0)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three and nine months ended September 30, 2012 and 2011 are primarily as a result of foreign withholding tax expense.

As of September 30, 2012, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $681,000 including interest of $53,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $253,000. There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2012. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitations during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1993 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at September 30, 2012 and December 31, 2011 as a result of uncertainties regarding the realization of the asset balance due to past losses, the variability of operating results, and near term projected results. In the event that the Company determines the deferred tax assets are realizable, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

12. NET LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except per share amounts)
Numerator:
Loss from continuing operations	$(2,990)	$(1,412)	$(5,517)	$(1,395)
Gain from discontinued operations, net of tax	0	0	153	61

Net loss used in computing basic and diluted net loss per share	$(2,990)	$(1,412)	$(5,364)	$(1,334)

Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	27,658	28,918	27,885	28,595
Basic and diluted net loss per share from:
Continuing operations	$(0.11)	$(0.05)	$(0.20)	$(0.05)
Discontinued operations	0.00	0.00	0.01	0.00

Total	$(0.11)	$(0.05)	$(0.19)	$(0.05)

As of September 30, 2012 and September 30, 2011, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2012 and 2011, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30, 2012	September 30, 2011
	(in thousands)
Outstanding stock options	3,099	3,585
Unvested restricted stock awards	44	18
Unvested RSUs	677	449

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July13, 2012, the Company filed its response brief. On September 4, 2012, plaintiff filed his reply.

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

The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. On May 3, 2010, the court issued an order staying the action, and that stay was lifted following dismissal of the securities class action in December 2011. On October 31, 2012, plaintiffs filed a statement with the Court indicating that in light of the settlement of the Kasmer v. Richardson action (referenced below), they intend to voluntarily dismiss their action with prejudice once the time to appeal the Kasmer settlement approval order has expired.

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and the Company responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. The Company believes that its responses complied with the Court’s ruling and have opposed the shareholder’s motion. On May 30, 2012, the same shareholder filed a putative shareholder derivative action in San Francisco Superior Court, entitled Kasmer v. Richardson et. al. purportedly on behalf of the Company and naming certain of its former directors and officers as individual defendants. The Complaint in that action has yet to be served on either the Company or any of the individual defendants. On June 5, 2012, the parties participated in a mediation session, and on the same day reached an agreement in principle to settle both the Delaware Chancery and Kasmer v. Richardson actions. The Delaware Chancery action was dismissed with prejudice by stipulation of the parties on October 22, 2012. The settlement of the Kasmer v. Richardson action was approved by the San Francisco Superior Court on October 26, 2012. The settlement will become final when the deadline to appeal the settlement approval order has expired, and once the In re Immersion Corporation Derivative Litigation action in the Northern District of California (referenced above) is dismissed with prejudice.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the nine months ended September 30, 2012, we capitalized costs associated with patents and trademarks of $2.5 million. Our total amortization expense (exclusive of impairments or abandonments of $294,000) for the same period was $777,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following discussion and analysis includes our results of operations from continuing operations for the three months and nine months ended September 30, 2012 and 2011. Accordingly, any gain or loss on sale or income tax provision from discontinued operations have been aggregated and reported as a gain or loss from discontinued operations and are not a component of the aforementioned continuing operations discussion.

Overview

We increased our royalty and license revenue by 8% and our overall revenue increased by 10% for the third quarter ended September 30, 2012 compared to the third quarter ended September 30, 2011. The increase in royalty and license revenue during such period was due to increased revenue primarily from our mobility, chip manufacturers and other, medical, and automotive licensees, partially offset by decreased revenue from our gaming licensees. In addition, contributing to the overall revenue increase was a 53% increase in product sales mainly due to additional sales of our Virtual IV simulation product. We increased our royalty and license revenue by 6% and our overall revenue increased by 2% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in royalty and license revenue during such period was mainly due to additional revenue from our medical, automotive, mobility, and gaming licensees. This increase was offset by a 39% decrease in product sales, mainly due to reduced sales of our Virtual IV simulation product.

Our loss from continuing operations was $3.0 million for the third quarter ended September 30, 2012 as compared to a loss of $1.4 million for the third quarter ended September 30, 2011. The loss was primarily due to higher operating expenses which included an increase in general and administrative expenses, mainly resulting from increased litigation expenses of approximately $3.0 million. Our loss from continuing operations was $5.5 million during the nine months ended September 30, 2012 as compared to a loss of $1.4 million for the nine months ended September 30, 2011. The loss was primarily due to higher operating expenses which include an increase in general and administrative expenses, mainly resulting from increased litigation expenses of approximately $6.0 million.

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

	September 30,		Change	% Change
REVENUES	2012	2011
	(In thousands)
Three months ended:

Royalty and license	$6,371	$5,875	$496	8%
Product sales	529	345	184	53%
Development contracts and other	242	275	(33)	(12)%

Total Revenues	$7,142	$6,495	$647	10%

Nine months ended:

Royalty and license	$21,386	$20,110	$1,276	6%
Product sales	1,145	1,892	(747)	(39)%
Development contracts and other	778	943	(165)	(17)%

Total Revenues	$23,309	$22,945	$364	2%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our intellectual property portfolio. The increase in royalty and license revenue for the third quarter ended September 30, 2012 compared to the third quarter ended September 30, 2011 was primarily due to increases in royalty and license revenue from our mobility, chip and other, medical, and automotive licensees, partially offset by decreases from our gaming licensees.

Royalty and license revenue increased by 88% for chip manufacturer and other customers primarily due to increased volume of units sold by our chip manufacturer licensees. This increase is mainly due to additional integrated circuits being sold to new customers of our licensees. Royalty and license revenue increased by 21% for mobility customers primarily due to the adoption of our technology in new products sold by certain licensees along with additional volume of units sold by certain licensees. Royalty and license revenue increased by 13% for medical customers mainly due to increased license fees along with additional royalties from increased sales of royalty generating devices by our licensees. Royalty and license revenue increased by 10% for automotive customers primarily due to increased volume of units sold by our licensees. Royalty and license revenue decreased by 15% for gaming customers mainly due to a decrease in units shipped by certain licensees. This decrease was primarily due to the current softness in the console gaming market, which can fluctuate based upon consumer gaming preferences and the timing of introductions of new gaming console systems. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our intellectual property, particularly in the mobility market.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The increase in product sales was due mainly to a $285,000 increase in medical product sales due to an increase in sales of our Virtual IV medical simulator product partially offset by reduced sales of integrated circuits and other touch products. Although product sales have increased in this recent quarter, we expect product sales will remain at reduced levels in 2012 primarily as a result of softer demand in this market and our continued focus on our licensing business model.

Development contracts and other revenue — Development contracts and other revenue is comprised primarily of consulting services and development contracts. Development contracts and other revenue decreased mainly due to a decrease in contracted engineering service revenue from mobility customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

We categorize our geographic revenue information into four major regions: North America, Europe, Far East, and Rest of the World. In the third quarter ended September 30, 2012, revenue generated in North America, Europe, Far East, and Rest of the World represented 38%, 11%, 51%, and 0% of total revenue, respectively, compared to 40%, 13%, 47%, and 0% of total revenue, respectively, for the third quarter ended September 30, 2011. The shift in revenues among regions was mainly due to a decrease in royalty and license revenue in North America, partially offset by an increase in product revenue in North America and a decrease in contract revenue in Europe. These decreases were offset primarily by an increase in royalty and license revenue in the Far East. The decrease in North American royalty and license revenue was primarily from decreased royalties from gaming licensees partially offset by an increase in medical royalty revenue. The increase in North American product sales was primarily due to an increase in sales of our Virtual IV medical simulator products. The decrease in European contract revenue was primarily due to reduced contracted services and the timing of revenue recognition. The increase in royalty and license revenue from the Far East was mainly due to increased royalties from mobility licensees.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Royalty and license revenue — The increase in royalty and license revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to increases in royalty and license revenue from our medical, automotive, mobility, and gaming licensees.

Royalty and license revenue increased by 48% for medical customers and by 14% for automotive customers primarily due to additional volume of units sold by our licensees. Royalty and license revenue increased by 2% for gaming customers primarily due to increases in royalties due to an increase in units shipped by certain licensees. The increase in shipped units primarily reflects the adoption of our technology in new applications sold by certain licensees. Royalty and license revenue also increased by 2% for mobility customers partially due to increased royalties from new customers and in part by out of period adjustments of approximately $420,000 which resulted from our compliance program efforts, partially offset by a decrease due to a difference in the timing of revenue recognition.

Product sales — The decrease in product sales was due mainly to a $683,000 decrease in medical product sales due to a reduction in sales of our Virtual IV medical simulator product because of reduced demand in this market.

Development contracts and other revenue — Development contracts and other revenue decreased mainly due to a decrease in contracted engineering service revenue from medical customers.

In the nine months ended September 30, 2012, revenue generated in North America, Europe, Far East, and Rest of the World represented 42%, 12%, 46%, and 0% of total revenue, respectively, compared to 42%, 15%, 43%, and 0% of total revenue, respectively, for the nine months ended September 30, 2011. The shift in revenues among regions was mainly due to a decrease in product sales in North America and a decrease in royalty and license revenue in Europe offset by an increase in royalty and license revenue in North America and the Far East. The decrease in product sales in North America was primarily due to a reduction in sales of our Virtual IV medical simulator products. The decrease in European royalty and license revenue was primarily due to decreased mobile device revenue arising from the timing of revenue recognition as well as a decrease in gaming royalty revenue. The increase in North American royalty and license revenue was primarily from increased royalties from gaming and medical licensees. The increase in royalty and license revenue from the Far East was mainly due to increased royalties from mobility and automotive licensees.

	September 30,		Change	% Change
COST OF REVENUES	2012	2011
	(Dollars in thousands)
Three months ended:

Cost of revenues	$273	$192	$81	42%
% of total revenues	4%	3%	1%

Nine months ended:

Cost of revenues	$802	$913	$(111)	(12)%
% of total revenues	3%	4%	(1)%

Cost of Revenues — Our cost of revenues consists primarily of direct materials, contract manufacturing, and other overhead costs for product sales, and labor related costs for development contracts and other. It excludes amortization and impairment or abandonment of intangibles. Increased product sales were the major contributor to the overall increase of cost of revenues for the third quarter ended September 30, 2012 as compared to the third quarter ended September 30, 2011. Specifically, the increase in cost of revenues for 2012 as compared to 2011 was primarily due to increased direct material costs, contract manufacturing costs, and related costs of $60,000; increased salary, benefits, and overhead of $39,000; partially offset by a decrease in obsolescence expense of $19,000.

Lower product sales were the major contributor to the overall reduction of cost of revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Specifically, the decrease in cost of revenues for 2012 as compared to 2011 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $223,000; partially offset by an increase in obsolescence expense of $48,000; and an increase in salary, benefits, and overhead of $45,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 31% was mainly due to a decrease in related product sales.

	September 30,		Change	% Change
OPERATING EXPENSES	2012	2011
	(Dollars in thousands)
Three months ended:
Sales and marketing	$1,632	$1,643	$(11)	(1)%
% of total revenue	23%	25%	(2)%
Research and development	$2,088	$2,183	$(95)	(4)%
% of total revenue	29%	34%	(5)%
General and administrative	$5,750	$3,195	$2,555	80%
% of total revenue	81%	49%	32%
Amortization and impairment or abandonment of intangibles	$337	$324	$13	4%
% of total revenue	5%	5%	0%

Nine months ended:
Sales and marketing	$5,072	$5,402	$(330)	(6)%
% of total revenue	22%	24%	(2)%
Research and development	$6,406	$6,525	$(119)	(2)%
% of total revenue	27%	28%	(1)%
General and administrative	$14,882	$9,367	$5,515	59%
% of total revenue	64%	41%	23%
Amortization and impairment or abandonment of intangibles	$1,071	$1,016	$55	5%
% of total revenue	5%	4%	1%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the third quarter ended September 30, 2012 as compared to the third quarter ended September 30, 2011 was primarily due to decreased compensation, benefits, and other related costs of $173,000, mainly due to decreased sales and marketing headcount related expenses, partially offset by increased bad debt expense of $105,000; increased marketing, advertising, and public relations costs of $32,000 for current marketing initiatives; and increased office expenses of $30,000.

The decrease in sales and marketing expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to decreased compensation, benefits, and other related costs of $545,000 mainly due to decreased sales and marketing headcount and benefits, partially offset by increased bad debt expense of $137,000, increased marketing, advertising, and public relations costs of $46,000 due to current marketing initiatives, and increased travel costs of $34,000. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expenses for the third quarter ended September 30, 2012 as compared to the third quarter ended September 30, 2011 was primarily due to decreased compensation, benefits, and other related costs of $96,000 and decreased consulting expense of $22,000, which were partially offset by increased lab and prototyping costs of $29,000. The decreased compensation, benefits, and other related costs were mainly due decreased research and development headcount related expenses.

The decrease in research and development expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to decreased consulting expense of $105,000; decreased lab and prototyping costs of $48,000; decreased compensation, benefits, and other related costs of $44,000 mainly due to decreased headcount related expense; partially offset by increased recruitment expense of $43,000 and increased travel expense of $15,000. We believe that continued significant investment in research and development is critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the third quarter ended September 30, 2012 as compared to the third quarter ended September 30, 2011 was primarily due to increased legal, professional, and license fee expenses of $2.8 million, partially offset by decreased compensation, benefits, and other related costs of $272,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $3.0 million relating to ongoing litigation, partially offset by other professional services expenses that have decreased by $200,000. The decreased compensation, benefits, and other related costs were mainly due to reduced stock compensation costs and reduced severance costs for terminated employees.

The increase in general and administrative expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to increased legal, professional, and license fee expenses of $6.5 million, partially offset by decreased compensation, benefits, and other related costs of $949,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $6.0 million relating to ongoing litigation, increased patent related legal costs of $354,000 and increased other professional services expenses of $168,000. The decreased compensation, benefits, and other related costs were mainly due to reduced stock compensation costs, decreased headcount, and reduced severance costs for terminated employees. We will continue to incur costs related to litigation, which will cause our general and administrative expenses to increase as we continue to assert our intellectual property and contractual rights and defend any lawsuits brought against us.

Amortization, impairment, and abandonment of Intangibles — Our amortization, impairment and abandonment of intangibles are comprised primarily of patent amortization and other intangible amortization along with impairment and write off of abandoned and expired patents. Amortization, impairment and abandonment of intangibles increased for the third quarter ended September 30, 2012 as compared to the third quarter ended September 30, 2011, mainly due to increased write off of abandoned and expired patents partially offset by decreased amortization relating to issued patents. Amortization, impairment and abandonment of intangibles increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 mainly due to increased amortization as a result of the increased number of issued patents, and increased write off of abandoned and expired patents.

	September 30,		Change	% Change
INTEREST AND OTHER INCOME	2012	2011
	(Dollars in thousands)
Three months ended:
Interest and other income	$66	$58	$8	14%
% of total revenue	1%	1%	0%

Nine months ended:

Interest and other income	$144	$172	$(28)	(16)%
% of total revenue	1%	1%	0%

Interest and Other Income — Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses, and other income. Interest and other income increased for the third quarter ended September 30, 2012 as compared to the third quarter ended September 30, 2011, primarily as a result of exchange rate gains partially offset by decreased interest income as a result of reduced cash, cash equivalents, and short-term investments. Interest and other income decreased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of decreased interest income due to reduced cash, cash equivalents, and short-term investments and exchange rate losses; partially offset by increased interest on notes receivable.

	September 30,		Change	% Change
PROVISION FOR TAXES	2012	2011
	(Dollars in thousands)
Three months ended:

Provision for income taxes	$(118)	$(428)	$310	72%
Income from continuing operations before income taxes	$(2,872)	$(984)
Effective tax rate	(4.1)%	(43.5)%

Nine months ended:

Provision for income taxes	$(737)	$(1,289)	$552	43%
Income from continuing operations before income taxes	$(4,780)	$(106)
Effective tax rate	(15.4)%	(1216.0)%

Provision for Income Taxes — The income tax provision decreased for the third quarter and the nine months ended September 30, 2012 compared to the third quarter and nine months ended September 30, 2011 primarily due to decreased foreign withholding tax expense.

	September 30,		Change	% Change
DISCONTINUED OPERATIONS	2012	2011
	(Dollars in thousands)
Three months ended:

Gain on sales from discontinued operations (net of provision for income taxes)	$0	$0	$0	N/A
% of total revenue	0%	0%

Nine months ended:
Gain on sales from discontinued operations (net of provision for income taxes)	$153	$61	$92	151%
% of total revenue	1%	0%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale in 2009 of our 3D family of products. There were no gains on sales of discontinued operations net of taxes for the third quarter ended September 30, 2012 or the third quarter ended September 30, 2011. The increase in the gain on sales of discontinued operations net of taxes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily due to increased payments received from the sale of our 3D family of products.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and treasury bills and government agency securities. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive loss, within stockholders’ equity.

On September 30, 2012, our cash, cash equivalents, and short-term investments totaled $47.9 million, a decrease of $8.4 million from $56.3 million on December 31, 2011.

Cash used in (provided by) operating activities

Net cash used in operating activities during the nine months ended September 30, 2012 was $1.3 million, a decrease of $3.5 million from the $2.2 million provided by operating activities during the nine months ended September 30, 2011. Cash used in operating activities during 2012 was primarily the result of our net loss of $5.4 million, a decrease of $1.7 million due to a change in deferred revenue and customer advances primarily due to recognition of deferred revenue, and a decrease of $294,000 due to a change in prepaid expenses and other current assets. These decreases were partially offset by an increase of $1.2 million due to a change in accounts payable mainly from increased litigation activity, an increase of $622,000 due to a change in accrued compensation and other current liabilities mainly from increased litigation activity, and an increase of $339,000 primarily due to a change in other long-term liabilities due to an increase in deferred rent. Cash used in operating activities during 2012 was also affected by noncash charges of $3.9 million, including $2.3 million of noncash stock-based compensation, $1.1 million in amortization, impairment, and abandonment of intangibles, $490,000 in depreciation and amortization, $113,000 for an increase in the allowance for doubtful accounts, partially offset by a credit of $153,000 from a gain on sale of discontinued operations.

Cash provided by (used in) investing activities

Net cash provided by investing activities during the nine months ended September 30, 2012 was $12.0 million, compared to the $2.3 million used in investing activities during the nine months ended September 30, 2011, an increased source of cash of $14.3 million. Net cash provided by investing activities during 2012 consisted of maturities of short-term investments of $45.0 million and proceeds from sales of discontinued operations of $250,000. This was partially offset by purchases of short-term investments of $30.0 million; additions to intangibles of $2.3 million primarily due to capitalization of external patent filings and application costs; and purchases of property, plant, and equipment of $931,000.

Cash used in (provided by) financing activities

Net cash used in financing activities during the nine months ended September 30, 2012 was $4.2 million compared to the $2.4 million provided during the nine months ended September 30, 2011, an increased use of cash of $6.6 million. Net cash used in financing activities during 2012 consisted primarily of repurchases of common stock of $5.2 million, partially offset by exercises of stock options and the issuance of common stock under the employee stock purchase plan of $1.1 million.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive intellectual property portfolio, which is expected to result in the increased use of cash. Our Board has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has approximately $19.9 million remaining. We anticipate that capital expenditures for property and equipment for the year ending December 31, 2012 will be less than $1.5 million. We anticipate that capitalization of external patent filing and application costs for the year ending December 31, 2012 will be less than $3.5 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2011. Our principal commitments as of September 30, 2012 consist of obligations under operating leases and non-cancellable unconditional purchase obligations. There have been no significant changes in those obligations during the nine months ended September 30, 2012.

As of September 30, 2012, we had a liability for unrecognized tax benefits totaling $681,000, including interest of $53,000, of which approximately $253,000 could be payable in cash. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Settlement of such amounts could require the utilization of working capital.

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

Cash Equivalents and Short-term Investments — We have cash equivalents and short-term investments of $43.6 million as of September 30, 2012, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $133,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2012, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July 13, 2012, we filed our response brief. On September 4, 2012, plaintiff filed his reply.

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

The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. On May 3, 2010, the court issued an order staying the action, and that stay was lifted following dismissal of the securities class action in December 2011. On October 31, 2012, plaintiffs filed a statement with the Court indicating that in light of the settlement of the Kasmer v. Richardson action (referenced below), they intend to voluntarily dismiss their action with prejudice once the time to appeal the Kasmer settlement approval order has expired.

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and we responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. We believe that our responses complied with the Court’s ruling and have opposed the shareholder’s motion. On May 30, 2012, the same shareholder filed a putative shareholder derivative action in San Francisco Superior Court, entitled Kasmer v. Richardson et. al. purportedly on behalf of us and naming certain of our former directors and officers as individual defendants. The Complaint in that action has yet to be served on either us or any of the individual defendants. On June 5, 2012, the parties participated in a mediation session, and on the same day reached an agreement in principle to settle both the Delaware Chancery and Kasmer v. Richardson actions. The Delaware Chancery action was dismissed with prejudice by stipulation of the parties on October 22, 2012. The settlement of the Kasmer v. Richardson action was approved by the San Francisco Superior Court on October 26, 2012. The settlement will become final when the deadline to appeal the settlement approval order has expired, and once the In re Immersion Corporation Derivative Litigation action in the Northern District of California (referenced above) is dismissed with prejudice.

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

Company Risks

If we are unable to enter into new licensing arrangements with our existing licensees and with additional third-party manufacturers for our touch-enabling technologies, our royalty revenue may not grow and could decline.

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

•

reluctance of content developers, mobile device manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile device industry also having a license, or without enough similar devices in the market that incorporate our technologies; and

•

inability of current or prospective licensees to ship certain mobile devices if they are involved in intellectual property infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.

Our licensing cycle can be lengthy and costly and our marketing and licensing efforts may be unsuccessful.

The process of persuading customers to adopt and license our technologies can be lengthy and, even if successful, there can be no assurance that our technologies will be used in a product that is ultimately brought to market, achieves commercial acceptance, or results in significant royalties or other payments to us. We generally incur significant marketing and sales expenses prior to entering into our license agreements. The length of time it takes to establish a new licensing relationship can take many months or even years. In addition, any intellectual property litigation that we engage in will likely have an impact on our ability to enter into new licenses and renewals of licenses. As such, we may incur costs in any particular period before any associated revenue stream begins, if at all. If our marketing and sales efforts are very lengthy or unsuccessful, then we may face a material adverse effect on our business and results of operations as a result of delay or failure to obtain royalties or other payments.

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

While some of our license agreements provide for fixed royalty payments, many of our license agreements provide for per-unit royalties, and may also be subject to adjustments based on volume. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. As a result, our actual results may differ substantially from analyst estimates or our forecasts in any given period.

In addition, a portion of our revenue comes from development and support services provided to our licensees, or may be part of a contractual arrangement involving multiple elements. Depending upon the nature of the services or elements, all or a portion of the revenue may be recognized ratably over the support period or length of the contract, or may be recognized according to the proportional performance accounting method under GAAP. Contract revenue accounting may result in deferral of the service fees to the completion of the contract, or may cause it to be recognized over the period in which services are performed on a proportional performance basis and product development schedules for these projects may be changed or delayed.

All of these factors make it difficult to predict future licensing revenue and may result in our results being below our previously announced guidance or analysts’ estimates, which would likely cause our stock price to decline.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Four customers accounted for approximately 53% of our total revenues for the nine months ended September 30, 2012. Three customers accounted for approximately 44% of our total revenues for nine months ended September 30, 2011. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Litigation regarding intellectual property rights is expensive; could be disruptive, time consuming and result in the impairment or loss of portions of our intellectual property, and could adversely affect our business.

Intellectual property litigation, whether brought by us or by others against us, has caused us to expend, and may cause us to expend in future periods, significant financial resources as well as divert management’s time and efforts. From time to time, we initiate claims against third parties that we believe infringe our intellectual property rights. On February 7, 2012, we filed a complaint against Motorola Mobility, Inc. and Motorola Mobility Holdings, Inc. (together, “Motorola”) with the U.S. International Trade Commission (“ITC”) and in a patent infringement complaint in the U.S. District Court for the District of Delaware which alleges that certain Motorola Android-based smartphones infringe six Immersion patents. On March 2, 2012, we added HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. to the complaint in the ITC and filed a separate patent infringement complaint against HTC in the U.S. District Court for the District of Delaware. We subsequently withdrew HTC America Holding, Inc., HTC (B.V.I.) Corporation, Exedea, Brightstar, and Brightpoint from the complaint in the ITC. The ITC instituted an investigation against Motorola, HTC Corporation, and HTC America, Inc. on April 2, 2012. We intend to enforce our intellectual property rights vigorously and may initiate further litigation against parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights is costly and could be time-consuming, difficult to pursue in certain venues, and distracting to management and potential customers and could result in the impairment or loss of portions of our intellectual property. The time to resolution and complexity of our litigation, its relative importance to our business compared to other companies, and the potential that we may lose particular motions as well as the overall litigation all could cause our stock price to decline and materially adversely affect our business.

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

The legal principles applicable to patents and patent licenses continue to change and evolve. For example, the recently enacted Leahy-Smith America Invents Act makes significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the Patent and Trademark Office must still implement regulations relating to these changes and the courts have yet to address the new provisions. Legislation and judicial decisions that make it easier for patent licensees to challenge the validity, enforceability, or infringement of patents, or make it more difficult for patent licensors to obtain a permanent injunction, obtain enhanced damages for willful infringement, or to obtain or enforce patents, may adversely affect our business and the value of our patent portfolio. Furthermore, our prospects for future revenue growth through our royalty and licensing based businesses could be diminished.

We had an accumulated deficit of $112 million as of September 30, 2012, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of September 30, 2012, we had an accumulated deficit of $112 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

A key part of our business strategy is to license our intellectual property to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the nine months ended September 30, 2012 and 2011, 92% and 90%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We have limited engineering, customer service, technical support, quality assurance and operations resources to design and fulfill favorable product delivery schedules and sufficient levels of quality in support of our different product areas. Products and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

We deploy our limited engineering, customer service, technical support, quality assurance, and operations resources on a variety of different projects and programs intended to provide sufficient levels of quality necessary for channels and customers. Our success in various markets may depend on timely deliveries and overall levels of sustained quality and customer service. Our failure to provide favorable product and program deliverables and quality and customer service levels, or provide them at all, may disrupt channels and customers, harm our brand, and reduce our revenues.

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

We expect that we will need to pursue extensive and expensive marketing and sales efforts to educate prospective licensees, component customers, and end users about the uses and benefits of our technologies and to persuade software developers and content producers to create products that utilize our technologies. Negative product reviews or publicity about our company, our technologies, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technologies in the future.

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

Our target markets are rapidly evolving and highly competitive. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets, and significantly greater resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. We believe that competition in these markets will continue to be intense and that competitive pressures will drive the price of our technologies and products and our licensees’ products downward. These price reductions, if not offset by increases in unit sales, technology and product enhancements, or productivity, will cause our revenues to decline. If we fail to compete effectively, our business will be harmed. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our technologies and products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

Additionally, if haptic technology gains market acceptance, more research by universities and/or corporations or other parties may be performed potentially leading to strong intellectual property positions by third parties in certain areas of haptics or the launch of haptics products before we are able to develop our own intellectual property rights or commercialize our own technology.

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

The product development process for automobiles and medical devices is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive/medical devices technologies unless and until automobiles/medical devices featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its automobiles/medical devices, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, the option packages if our technology is an option (for example, a navigation unit), or medical device, which is likely to be determined by many factors beyond our control.

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

We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.

Our current litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 13 to the condensed consolidated financial statements and Part II, Item 1 “Legal Proceedings”.

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

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes which would harm our business and results of operations. In addition, our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely fashion, with appropriate levels of quality, and at attractive price points may affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended September 30, 2012. See Note 9 of our condensed consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program
Beginning approximate dollar value available to be repurchased as of June 30, 2012			$23,113,000
July 1 — July 31, 2012	164,026	$5.51
August 1 — August 31, 2012	204,520	5.50
September 1 — September 30, 2012	212,654	5.51

Total shares repurchased	581,200		3,200,000

Ending approximate dollar value that may be repurchased under the Program as of September 30, 2012			$19,913,000

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.

(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices net of transaction costs pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2012

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