Form 10-K
period 2012-12-31
IMMERSION CORP
filed 2013-03-06
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $77,681,856 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 25, 2013: 27,351,358.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2012 FORM 10-K ANNUAL REPORT

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

PART I

Item 1.  Business

Overview

Immersion Corporation (“Immersion”) is a premier intellectual property and technology licensing company focused on the creation, design, development and licensing of patented haptic innovations and technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. Our mission is to transform user experiences through groundbreaking innovations and technologies designed to provide unique and customizable touch feedback effects, excite the senses in games, videos and music, restore mechanical feel by providing intuitive and unmistakable confirmation, improve safety by overcoming distractions, and expand usability when audio and visual feedback are ineffective. While we believe that our innovations are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical.

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

In our target markets, we license our software and intellectual property to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,300 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

Immersion was incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999.

Our Business Strategy

Our goal is to continue to be the technology and market leader in haptic technologies and drive the adoption of our touch software and intellectual property across markets and applications to improve the user experience with digital devices and systems. Key aspects of our strategy include:

Innovate: Develop and patent our innovative technology to provide haptics in mobile device, automotive, gaming, medical, and consumer electronics products to transform user experiences with unique and customizable touch feedback effects.

Drive Adoption: Communicate the advantages of our patented innovations and technologies to the industry and encourage their adoption through demonstrations and incorporation in the products of world-class companies.

Monetize: License our patented inventions and technology solutions to customers for use in their mobile device, automotive, gaming, medical, and consumer electronics products.

We believe that the successful execution of this strategy requires an exceptional and unparalleled licensing platform and business model that relies on the skills and talent of our employees. Accordingly, we seek to hire and retain world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategy. In order to attract the quality of employees required for this business model, we have created an environment and culture that encourages, fosters, and supports research, development, and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing. We believe that we have created a compelling company for inventors and innovators who are able to work within a business model and platform that focuses on intellectual property development and licensing to drive strong future growth.

Haptics and Its Benefits

While digital devices offer many advanced capabilities they often fail to provide users with the meaningful touch experiences that enrich their real world interactions. For example, when dialing a number or entering text on a conventional touchscreen, users feel only the touchscreen surface, without the subtle, yet confirming sensation they expect from mechanical switches and keyboards. Similarly, communications with other users and experiences with digital content can feel “flat” or “lifeless” without the accompanying tactile feedback that is an essential part of the physical world. Immersion’s haptic technologies can restore these missing elements of confirmation, realism and rich communication to the digital world.

Immersion’s haptic technology breathes life into digital interfaces, allowing users feel the vibrating force or resistance as they push a virtual button, scroll through a list or encounter the end of a menu. In a video or mobile game with haptics, users can feel the gun recoil, the engine rev, or the crack of the bat meeting the ball. When simulating the placement of cardiac pacing leads, a user can feel the forces that would be encountered when navigating the leads through a beating heart, providing a more realistic experience of performing this procedure.

Haptics can enhance the user experience through:

•

Improved Usability: By restoring the sense of touch to otherwise lifeless surfaces, haptics creates fulfilling multi-modal experiences that can improve usability by engaging touch, sight, and sound. From the confidence a user receives through touch confirmation when selecting a virtual button to the contextual awareness they receive through haptics in a first person shooter game, haptics improves usability by more fully engaging the user’s senses.

•

Enhanced Realism: Haptics injects a sense of realism into user experiences by exciting the senses and allowing the user to feel the action and nuance of the application. This is particularly relevant in applications like games or simulation that rely on only visual and audio inputs. The inclusion of tactile feedback provides additional context that translates into a sense of realism for the user.

•

Restoration of Mechanical Feel: Today’s touchscreen-driven devices lack the physical feedback that humans frequently need to fully understand the context of their interactions. By providing users with intuitive and unmistakable tactile confirmation, haptics can create a more confident user experience and can also improve safety by overcoming distractions. This is especially important when audio or visual confirmation is insufficient, such as for industrial applications, or applications that involve distractions, such as automotive navigation.

We believe these features of our haptic technology are broadly applicable to a number of markets and devices. By continuing to enhance these features through further research and development, we believe we will serve as a strategic partner for our customers and partners in helping them develop a more compelling user experience for consumers.

Our Offerings

Our patented inventions and technology solutions are offered to our customers through either a solutions license or a patent license.

We offer our customers solutions licenses to support the implementation and adoption of haptics in their products. Our solutions license offerings include a range of solutions developed by Immersion, including our TouchSense solutions that we provide for incorporation into mobile devices, video console gaming systems, consumer electronics, medical simulation and surgical robotic systems, and automotive controls. These solutions license agreements may have both a fixed price (non-recurring) component and ongoing royalties. Further, under solutions licenses, our customers typically receive licenses to our patents necessary to implement the licensed solutions in their products, with the specific rights and restrictions to the applicable patents described in their license agreements.

We also offer our customers patent licenses, through which we provide a license to specified aspects of our broad portfolio of patented inventions. The patent license provides the customer with a defined right to use our patented innovations in the customer’s own products, which may be limited to specific fields of use. Our patent license agreements are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods.

For both our solutions and patent licensees, we offer our expertise to help our customers design and integrate touch effects into their products. This expertise may include turn-key engineering and integration services, design kits for prototyping, authoring tools, application programming interfaces (“APIs”), and the development of hardware and software technologies that are compatible with industry standards.

Solution Licenses

We license our solutions to original equipment manufacturers (“OEMs”) or their suppliers who then include our solutions in products sold under their own brand names. We license many of our technology solutions under the TouchSense brand, and have developed a family of TouchSense solutions that are intended to address the needs of our target markets.

TouchSense 1000: Targeted to the commercial and industrial and automotive markets, the TouchSense 1000 family offers haptic effects for large touch screens, touch panels, and touch surfaces that are optimized for strength in demanding applications and extreme environments.

TouchSense 2000: Targeted to mass market consumer electronic devices such as microwaves, cameras and tablet PCs, the TouchSense 2000 family provides haptic effects for touch screens and touch panels, providing pre-designed haptic effects and user interface (“UI”) support along with design recommendations oriented for mass market devices. TouchSense 2000 is offered as a direct software license to the OEM as well as through our integrated circuit partners who preload their integrated circuits with the TouchSense 2000 Player.

TouchSense 3000: Targeted to the mobile device and consumer electronics market, the TouchSense 3000 family provides precise actuator control to single actuator designs, making it an easy to implement solution that enables over 100 haptic effects.

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

Integrator: Working in conjunction with Immersion’s mobile TouchSense solutions, Integrator consists of modules that OEMs can choose from to easily incorporate haptic experiences into mobile devices. Integrator Modules include: UI Module, which streamlines haptic integration by automatically associating haptic effects with select UI elements such as button presses and scrolling actions; Reverb Module, which uses the real-time audio track in digital content such as games to create complementary haptic effects; Themes Module, which allows OEMs to waterfall a signature haptic feel through the UI of the device; WebKit Module, which extends the theme controls to the device internet browser experience; and Ringtones Module, which enables support of unique and distinct haptic vibrations to be used during the device silent mode.

Patent Licenses

In addition to licensing software solutions, we also offer patent licenses to those customers who wish to develop their own proprietary haptic implementations. We license our patents across all of our target markets.

Basic Haptics: Targeted primarily to the mobile communications and consumer electronics markets, a Basic Haptics license allows customers to develop their own haptic implementations or utilize standard operating systems’ implementations of haptics where the haptic effects are based on sensing a user’s input on a touchscreen and associating events with a limited set of haptic effects in a multi-tasking environment.

Force Feedback: Targeted at the gaming, automotive, and medical markets, Immersion’s Force Feedback license allows customers to create custom implementations of force feedback based on the unique requirements of the application including: gaming peripherals and simulation; navigation controls for automotive environments; as well as medical applications such as virtual reality training simulators for interventional and surgical procedures, robotic surgical tools, medical instrumentation, and wearable medical devices.

Haptic Expertise

For both our TouchSense and patent licensees, we offer our expertise to help them design and integrate touch effects into their products. This expertise includes turn-key engineering and integration services, design kits for prototyping, authoring tools, APIs, and the development of hardware and software technologies that are compatible with industry standards.

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

Authoring Tools — We license authoring tools that enable haptic designers and software developers to quickly design and incorporate customized touch feedback into their applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptically-enabled device. Our authoring tools are the equivalent of a computer-aided design application for haptics, and support vibro-tactile haptic devices (such as mobile devices, touchscreens, and vibro-tactile gaming peripherals), as well as kinesthetic haptic devices (such as rotary devices, 2D devices, and joysticks). Various haptic effect parameters can be defined and modified, and the result immediately experienced. Our authoring tools run on mainstream operating systems such as Microsoft Windows. Commencing in March 2011, we have made Immersion’s Haptic Development Platform available to Android software developers for use in integrating tactile effects into mobile games and other downloadable applications.

Application Programming Interfaces — Our APIs provide haptic-effect generation capability. This allows designers and software programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, and other devices) to allow flexibility and reusability. Others are crafted to meet the needs of a particular customer or industry.

Platform Independent Solutions — Our software driver and API technology have been designed to be easily ported to a variety of operating systems including Windows, Windows CE, REX (from QUALCOMM), and various Linux platforms including Android, Maemo and VxWorks.

Products and Markets

Mobile Communications and Consumer Electronics — We offer both TouchSense solutions and patent licenses to OEMs in the mobile device and consumer electronics markets. In addition, our integrated circuit partners preload their integrated circuits with our TouchSense solutions and offer these integrated circuits to OEMs in the mobile device market.

Our licensees currently include some of the top makers of mobile devices in the world including: Samsung, Motorola, LG Electronics, Fujitsu, NEC, Pantech Co., Ltd., and Toshiba, as well as integrated circuit manufacturers such as Texas Instruments and Atmel.

For the years ended December 31, 2012, 2011, and 2010, respectively, 46%, 44%, and 36% of our total revenues were generated from mobile communications.

Gaming Devices — We have licensed our patents to Microsoft Corporation for use in its gaming products and to Sony Computer Entertainment Inc (“Sony”). for use in its legacy and current PlayStation console gaming products. We have also licensed our patents to over a dozen gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, Inc., to bring haptic technology to PC platforms including Microsoft Windows operating systems, as well as to video game consoles.

In the video game console peripheral market, we have licensed our patents for use in hundreds of spinning mass tactile feedback devices and force feedback devices such as steering wheels and joysticks to various manufacturers, including: Bensussen Deutsch & Associates Inc., Datel Design & Inc., dreamGear LLC, Logitech Inc., Mad Catz, Inc., Microsoft Corporation, Performance Designed Products (formerly Electro Source LLC) , Razer PTE Ltd, and Sony. These products are designed to work with one or more video game consoles including the Xbox and Xbox 360 from Microsoft; the PlayStation, PlayStation 2, and PlayStation 3 from Sony; and the N64, GameCube, and Wii from Nintendo. Currently, products sold to consumers using Immersion technology include PC joysticks, steering wheels, and gamepads from various licensees.

For the years ended December 31, 2012, 2011, and 2010, respectively, 28%, 31%, and 24% of our total revenues were generated from PC and console gaming revenues.

Automotive — We offer both TouchSense solutions and patent licenses to automotive component suppliers. Our current licensees include: ALPS Electric Co., Ltd, Methode Electronics, Inc., Visteon, SMK Corporation, and Panasonic Corp.

For the years ended December 31, 2012, 2011, and 2010, respectively, 6%, 6%, and 6% of our total revenues were from automotive customers.

Medical — In March 2010, we sold certain assets of the endoscopy, endovascular, and laparoscopy medical simulation product lines. See Note 11 of the consolidated financial statements for a further discussion.

As a result of this sale of the majority of the medical products business to CAE Healthcare USA Inc. (“CAE”) in March 2010, we maintained a single remaining medical simulation product line, the Virtual IV system, which simulates needle-based procedures such as intravenous catheterization and phlebotomy, and is a jointly developed product with our partner Laerdal Medical A/S, who distributes this product on a world-wide basis. In December of 2012, we signed a licensing agreement for this product line with Laerdal Medical A/S. Moving forward in 2013, we will continue to license patents to the medical market, but will no longer manufacture any product lines. Our current licensees include: MAKO Surgical Corp., SOFAR S.P.A., and Laerdal Medical A/S.

For the years ended December 31, 2012, 2011, and 2010, respectively 16%, 15%, and 23% of our total revenues were from the medical line of business. The decline in 2011 primarily reflects the decision to divest most of our medical product lines to CAE in March 2010.

Manufactured Products

Prior to the divesting of our medical products line of business in March 2010, we produced our products using both contracted and in-house manufacturing. Since the divestiture, all products have been produced using contracted manufacturing services.

Our product solutions, which do not represent a material part of our business, are limited to components used for design kits, and through 2012, for a single medical product, the Virtual IV system which was manufactured on a “private” label basis for a customer (See Product and Markets — Medical). In December 2012, we entered into a licensing agreement with our Virtual IV system partner and will no longer produce the Virtual IV systems, but will license the Virtual IV systems to this partner instead.

Sales and Distribution

Our sales have been seasonal with typically an increase in the first quarter reflecting holiday shipments of our customers with integrated Immersion technology. Both mobile devices and gaming products are subject to shipment increases in the fourth quarter which is reflected in our first quarter revenue. Seasonal fluctuations have not been extremely significant to our overall revenue trends in the past. With mobile device sales continuing to increase, our business may become more seasonal as we leverage new products and have our technology in additional mobile device designs.

We employ a consolidated direct sales force in the United States, Europe, and Asia to license our solutions and patents across our target markets and augment that sales force via partnerships and licensing agreements with component suppliers and system integrators.

Competition

Our biggest source of competition derives from decisions made by internal design groups at our OEM customers and potential OEM customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, whether to use our solutions or other standard haptic capability (i.e., Android), or even whether to develop their own haptic solutions.

In the event we have granted or grant a license to our patent portfolio to an OEM, its internal design group may design technology that is less expensive to implement or that enables products with higher performance or additional features. In some cases, the OEM may elect not to include haptics in its products due to the higher bill of materials costs associated with incorporating haptics.

In addition to licensing OEMs directly, our business also includes licensing to semiconductor manufacturers who incorporate certain of our lower tiered technology in their integrated circuits for use in certain electronic devices.

The principal competitive factors are the strength of the patents underlying the technology, the technological expertise and design innovation and the use, reliability and cost-effectiveness of the solutions. We believe we compete favorably in all these areas.

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

Research — We have multidisciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our team is involved with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value added solutions. Our team continues to generate patent applications, actively contributing to the reinforcement of Immersion’s IP position.

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

For the years ended December 31, 2012, 2011, and 2010, research and development expenses were $8.4 million, $8.4 million, and $8.7 million respectively.

Intellectual Property

We believe that IP protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. We maintain and support an active program to protect our intellectual property, primarily through the filing of patent applications and the defense of issued patents against infringement.

Our failure to obtain or maintain adequate protection for our IP rights for any reason could hurt our competitive position. There is no guarantee that patents will be issued from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage.

At the end of 2012, we and our wholly owned subsidiaries had over 1,300 currently issued or pending patents in the U.S. and other countries that cover various aspects of our technologies. Some of our U.S. patents have begun to expire starting in 2007. We amortize our patents over their estimated useful lives, generally 10 years.

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

Employees

As of December 31, 2012, we had 94 full-time and part-time employees, including 47 in research and development, 18 in sales and marketing, and 29 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2013.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer and member of the Board of Directors	55
Dennis Sheehan	Senior Vice President, Sales and Marketing	51
Paul Norris	Chief Financial Officer	51

Victor Viegas has served as Chief Executive Officer since October 2009 and as a member of the Board of Directors since October 2002. Mr. Viegas was our Chief Executive Officer from October 2002 through April 2008, and President from February 2002 through April 2008. Mr. Viegas was also Chairman of the Board of Directors from October 2007 to February 2009, and assumed the role of interim Chief Financial Officer from December 2011 through May 2012. Mr. Viegas also served as Chief Financial Officer until February 2005, having joined us in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a B.S. in Accounting and an M.B.A. from Santa Clara University. Mr. Viegas is also a Certified Public Accountant (inactive) in the State of California.

Dennis Sheehan assumed the role as Immersion’s SVP of Sales & Marketing, responsible for leading all sales, product & corporate marketing activities for Immersion’s TouchSense solutions and technology licenses, in October 2012. Previously, Mr. Sheehan was our Vice President of Marketing from January 2009 to October 2012. Prior to joining Immersion, Mr. Sheehan was the Senior Director of Product Management at SiRF technology, a leading supplier of GPS semiconductor solutions for mobile phones and personal navigation devices from June 2006 to December 2009. From March 2005 to November 2005, Mr. Sheehan was the Vice President of Business Development and Strategy for Varatouch, an IP components and software company. Earlier in his career, Mr. Sheehan held various marketing and management positions at Intel. He holds a B.S. in Chemical Engineering from Stanford University and an M.B.A. from Northwestern University’s Kellogg School of Management.

Paul Norris joined Immersion as Chief Financial Officer in May 2012. Prior to joining Immersion, Mr. Norris served as a partner at Accanto Partners, LLC, an investment fund focusing on technology and digital media companies from July 2011 to May 2012. Prior to that, from June 2005 to February 2011, Mr. Norris served in various executive positions at Sonic Solutions, a digital media software and entertainment solutions provider, acting as its Senior Vice President and General Counsel from June 2005 to February 2008, and its Executive Vice President, Chief Financial Officer and General Counsel February 2008 until its acquisition by Rovi Corporation, a digital entertainment technology solutions provider in February 2011. From February 2011 through June 2011, Mr. Norris assisted Rovi in its integration activities as an Executive Advisor. Mr. Norris, holds a Bachelor of Arts from Yale University and a Juris Doctor degree from Harvard Law School.

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

Our revenue growth is largely dependent on our ability to enter into new licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the competition we may face from third parties and/or the internal design teams of existing and potential licensees;

•	difficulties in persuading product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•

difficulties in persuading existing licensees of our software technologies incorporated in certain of their products to additionally license our patents that may cover products that do not include our software technologies;

•	challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies;

•	difficulties in persuading existing and potential licensees to bear the additional bill of materials costs necessary to incorporate our technologies into their products;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•

inability to sign new gaming licenses if video console makers choose not to license third parties to make peripherals for their new consoles, if video console makers no longer require peripherals to play video games, if video console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video consoles deteriorates substantially;

•

reluctance of content developers, mobile device manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile device industry also having a license, or without enough similar devices in the market that incorporate our technologies; and

•

inability of current or prospective licensees to ship certain mobile devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

One customer accounted for approximately 24% of our total revenues for the year ended December 31, 2012. Two customers accounted for approximately 33% and 24% of our total revenues for the years ended December 31, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Future revenue is difficult to predict for several reasons, and our failure to predict revenue accurately may cause our results to be below our expectations or those of analysts and result in our stock price declining.

Our lengthy and costly license negotiation cycle and any IP litigation that we may engage in make our future revenue difficult to predict because we may not be successful in entering into or renewing licenses with our customers on our estimated timelines, and we may be reliant on litigation timelines, which are difficult to control for any results or settlements.

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

In addition, a portion of our revenue comes from development and support services provided to our licensees, or may be part of a contractual arrangement involving multiple elements. Depending upon the nature of the services or elements, all or a portion of the revenue may be recognized ratably over the support period or length of the contract, may be recognized according to the proportional performance accounting method under accounting principles generally accepted in the United States of America (“GAAP”), or may be deferred in part or in whole. Contract revenue accounting may result in deferral of the service fees to the completion of the contract or may cause the services fees to be recognized over the period in which services are performed on a proportional performance basis and, therefore, product development schedules for these projects may be changed or delayed.

All of these factors make it difficult to predict future licensing revenue and may result in our revenue being below our previously announced guidance or analysts’ estimates, which would likely cause our stock price to decline.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

As more fully described under “Legal Proceedings,” we are currently involved in litigation involving some of our patents. The parties in these legal actions have challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in our litigation proceedings. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. We are currently asserting these patents and patent claims in litigation. If some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed.

We cannot predict the outcome of the litigation or reexaminations. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents, we could be prevented from enforcing or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. The time to resolution and complexity of our litigation, its disproportionate importance to our business compared to other companies, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation all could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

The terms in our agreements may be construed by our licensees in a manner that is inconsistent with the rights that we have granted to other licensees, or in a manner that may require us to incur substantial costs to resolve conflicts over license terms.

We have entered into, and we expect to continue to enter into, agreements pursuant to which our licensees are granted rights to our technology and under our IP. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories, and may include exclusive rights or sublicensing rights. We refer to the license terms and restrictions in our agreements, including, but not limited to, field of use definitions, market sector, and product category definitions, collectively as “License Provisions.”

Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee. Many of our customers report royalties to us based on their shipments or their revenues and their interpretation and allocation of contracted royalty rates. It is possible that the originally reported royalties could differ materially from those determined by either a customer self-reported correction or from an audit we have performed. These interpretations may also cause disagreements arising during customer audits, may lead to claims or litigation of those claims, and may have an adverse affect on the results of our operations. Further, although our agreements generally give us the right to audit books and records of our licensees, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Pursuant to our license compliance program, we audit certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective.

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

Competing technologies may harm our business.

Our biggest source of competition derives from decisions made by internal design groups at our OEM customers and potential OEM customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, whether to use our solutions or other standard haptic capability (i.e., Android), or even whether to develop their own haptic solutions. In the instances where the design team elects not to use our solution but implements some type of unlicensed haptic capability, we will seek to enforce our IP. If the OEM is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the OEM and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and will have a negative impact on our financial results.

In the event we have granted or grant a license to our patent portfolio to an OEM, its internal design group may design technology that is less expensive to implement or that enables products with higher performance or additional features. Many of these groups have substantially greater resources, greater financial strength and lower cost structures which may allow them to undercut our price. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.

In some cases, the OEM may elect not to include haptics in its products due to the higher bill of materials costs associated with incorporating haptics.

In addition to licensing OEMs directly, our business also includes licensing to semiconductor manufacturers who incorporate certain of our lower tiered technology in their integrated circuits for use in certain electronic devices. While our relationships with these semiconductor manufacturers increases our distribution channels by leveraging their sales channels, it is possible that OEMs may elect to implement haptics using the integrated circuit lower-tiered solution rather than our higher-end solutions which may negatively impact our financial results.

Winning business is subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected.

Our primary focus is on winning competitive bid selection processes, known as “design wins,” so that haptics will be included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a product area, the loss of a design win can sometimes result in our failure to have haptics added to new generation products in that area. This can result in lost sales and could hurt our position in future competitive selection processes to the extent we are not be perceived as being a technology leader.

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

The product development process for automobiles and medical devices is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive/medical devices technologies unless and until products featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its products, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, the option packages if our technology is an option (for example, a navigation unit), or medical device, which is likely to be determined by many factors beyond our control.

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our IP to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the years ended December 31, 2012, 2011, and 2010, 93%, 88% and 75%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensing products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We had an accumulated deficit of $112 million as of December 31, 2012, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but six quarters. As of December 31, 2012, we had an accumulated deficit of $112 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

•	continue to develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	pursue strategic relationships;

•	incur costs related to pending and anticipated litigation;

•	acquire IP or other assets from third-parties; and

•	invest in systems and processes to manage our business.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

We have limited engineering, customer service, technical support, quality assurance and operations resources to design and fulfill favorable product delivery schedules and to provide support of our different product areas. Products and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

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

Many of our current and future products are designed for use with third-party platforms or technologies. Our business in these categories relies on our access to the platforms or technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms or technologies may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result lost sales or lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has previously declined and may further do so if Microsoft increases its volume of sales of touch-enabled products at the expense of our other licensees.

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices and tablets. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments may decline.

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

A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to obtain or satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it may very well lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our IP in connection with gaming on such mobile or other platforms.

If we fail to protect and enforce our IP rights, our ability to license our technologies and generate revenues would be impaired.

Our business depends on generating revenues by licensing our IP rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business.

In addition, our patents will continue to expire according to their terms, with expiration dates starting in 2007. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

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

Our business may suffer if third parties assert that we violate their IP rights.

Third parties have previously claimed and may in the future claim that we or our customers are infringing upon their IP rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and will divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our products or services in the U.S. and abroad. Claims of IP infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to perform its contractual obligations under the agreement.

We have acquired patents from third parties and also license some technologies from third parties. We must rely upon the owners of the patents or the technologies for information on the origin and ownership of the acquired or licensed technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. If we cannot or do not license the infringed IP at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

Recent changes to U.S. patent laws and proposed changes to the rules of the U.S. PTO may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO must still implement regulations relating to these changes and the courts have yet to address the new provisions. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

If we fail to develop new or enhanced technologies for new applications and platforms, we may not be able to create a market for our technologies or our technologies may become obsolete, and our ability to grow and our results of operations might be harmed.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new technologies to address the evolving needs of our customers. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful or timely. Any new or enhanced technologies, such as our Integrator product, may not be favorably received by our licensees or consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources.

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

Mobile devices, tablets, touchscreens, personal computer and console gaming peripherals, and automotive and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although many OEMS have licensed our technologies, there is generally no commitment on their part to use our technologies in their devices. The greater expense of development and production of products containing our touch-enabling technologies, together with the higher price to the end customer, may be a significant barrier to their widespread adoption and sale.

If we are unable to develop open source compliant products, our ability to license our technologies and generate revenues would be impaired.

We have seen, and believe that we will continue to see, an increase in customers requesting that we develop products that will operate in an “open source” environment. Developing open source compliant products, without imperiling the IP rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. As a result, our revenues may not grow and could decline.

The uncertain economic environment could reduce our revenues and could have an adverse effect on our financial condition and results of operations.

The current economic conditions could materially hurt our business in a number of ways, including longer sales and renewal cycles, delays in adoption of our products or technologies, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements, or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or in the level of sales of products that include our technology.

Our international expansion efforts subject us to additional risks and costs.

We currently have sales personnel in Finland, Japan, Korea, Switzerland, Taiwan and China and we intend to expand our international activities. International operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	import and export restrictions, duties, tariffs, quotas and other barriers;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing IP rights;

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

Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents.

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

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 15 to the consolidated financial statements and Part I, Item 3 “Legal Proceedings”.

Product liability claims could be time-consuming and costly to defend and could expose us to loss.

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property damage, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. In addition, even though we have transitioned from the medical products business, we could face product liability claims for products that we have sold or that our successors have sold or may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology, services, or products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

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

Any failure to provide high quality and reliable technologies, whether caused by our own failure or failures of our suppliers or OEM customers, could damage our reputation and reduce demand for our technologies. Our technologies have in the past contained, and may in the future contain, undetected errors or defects. Some errors in our technologies may only be discovered after a customer’s product incorporating our technologies has been shipped to customers. Any errors or defects discovered in our technologies after commercial release could result in product recalls, loss of revenue, loss of customers, and increased service and warranty costs, any of which could adversely affect our business.

Our customers may have difficulties obtaining the components necessary to manufacture haptic-based products, which could harm our business and results of operations.

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes which would harm our business and results of operations. In addition, our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely fashion, with appropriate levels of quality, and at attractive prices may affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events.

Catastrophic events, such as natural disasters, war, and acts of terrorism could disrupt the business of our customers, which could harm our business and results of operations.

The production processes and operations of our customers are susceptible to the occurrence of catastrophic events, such as natural disasters, war, and acts of terrorism, all of which are outside of our control. Any such events could cause a serious business disruption to our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies, which may adversely affect our business and results of operation.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements, as well as other multi-element arrangements;

•	seasonality in the demand for our technologies or products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	development in any pending litigation;

•	the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;

•	the timing of work performed under development agreements; and

•	corrections and true-ups to royalty payments and royalty rates from prior periods.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.

Additionally, the SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries. The metals covered by the rules include tin, tantalum, tungsten, and gold. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country, we would be required to perform supply chain due diligence on members of our supply chain. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our, our customers’ or our manufactures’ ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

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

As part of our business strategy, we have in the past and may in the future, acquire businesses or IP that we feel could complement our business, enhance our technical capabilities, or increase our IP portfolio. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired IP or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets associated with unsuccessful acquisitions;

•	potential IP infringement claims related to newly-acquired product lines or technologies; and

•	potential costs associated with failed acquisition efforts.

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

We also lease office space in Seocho-gu, Seoul, Korea; Espoo, Finland; Zhonghe City, Taipei, Taiwan; and Tokyo, Japan.

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

The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. On May 3, 2010, the court issued an order staying the action, and that stay was lifted following dismissal of the securities class action in December 2011. On October 31, 2012, plaintiffs filed a statement with the Court indicating that in light of the settlement of the Kasmer v. Richardson action (referenced below), they intend to voluntarily dismiss their action with prejudice once the time to appeal the Kasmer settlement approval order has expired. The parties jointly moved to dismiss the action on January 2, 2013, and the Court dismissed the action with prejudice on January 4, 2013.

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of our records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. We filed our answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and we responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. We believe that our responses complied with the Court’s ruling and we opposed the shareholder’s motion. On May 30, 2012, the same shareholder filed a putative shareholder derivative action in San Francisco Superior Court, entitled Kasmer v. Richardson et. al. purportedly on behalf of us and naming certain of our former directors and officers as individual defendants. On June 5, 2012, the parties participated in a mediation session, and on the same day reached an agreement in principle to settle both the Delaware Chancery and Kasmer v. Richardson actions. The Delaware Chancery action was dismissed with prejudice by stipulation of the parties on October 22, 2012. The settlement of the Kasmer v. Richardson action was approved by the San Francisco Superior Court on October 26, 2012 and became final on December 29, 2012.

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

On February 7, 2012, we filed a complaint against Motorola in the U.S. District Court for the District of Delaware (the “Motorola Delaware Complaint”) alleging that certain of Motorola’s mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects. The Motorola Delaware Complaint covers the same patents as the ITC Complaint. The Motorola Delaware Complaint seeks damages and injunctive relief. The parties stipulated to stay the case pending the completion of the ITC investigation.

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

U.S. Patent No 7,969,288: “Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device”

U.S. Patent No 7,982,720: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,031,181: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,059,105: “Haptic Feedback for Touchpads and Other Touch Controls”

Motorola and HTC asserted that the patents are not infringed, invalid, and unenforceable.

On November 21, 2012, we entered into a confidential settlement agreement with Motorola. On January 15, 2013, the Administrative Law Judge issued an Initial Determination terminating the ITC investigation as to Motorola.

The hearing in the ITC investigation against HTC is scheduled to begin on March 28, 2013.

In the United States Patent Office, HTC has filed requests for ex-parte reexamination of three of Immersion’s patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012. The Patent Office has not yet issued any office actions in any of these reexamination proceedings.

We cannot predict the ultimate outcome of the above-mentioned federal and state actions and reexamination proceedings, and we are unable to estimate any potential liability we may incur.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low
Fiscal year ended December 31, 2012
Fourth Quarter	$6.93	$4.15
Third Quarter	$6.11	$5.15
Second Quarter	$7.12	$4.71
First Quarter	$7.50	$5.08

Fiscal year ended December 31, 2011
Fourth Quarter	$7.39	$4.67
Third Quarter	$10.66	$5.85
Second Quarter	$8.74	$6.80
First Quarter	$7.81	$5.77

On February 25, 2013, the closing price was $6.85 per share and there were 113 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Repurchases of Equity Securities

Below is a summary of stock repurchases for the quarter ending December 31, 2012. See Note 10 of our consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program
Beginning approximate dollar value available to be repurchased as of September 30, 2012			$19,913,000
October 1 — October 31, 2012	86,050	$5.50
November 1 — November 30, 2012	0	$0.00
December 1 — December 31, 2012	0	$0.00

the Program as of December 31, 2012	86,050		473,000

Ending approximate dollar value that may be repurchased under the Program as of December 31, 2012			$19,440,000

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

(2)

All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Exchange Act, as amended.

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

	Years Ended December 31,
	2012	2011	2010 (2)	2009 (2)	2008
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$32,169	$30,635	$31,124	$27,725	$27,981
Costs and expenses (1)	37,264	30,688	35,952	58,181	77,075
Operating loss	(5,095)	(53)	(4,828)	(30,456)	(49,094)
Income tax benefit (provision) from continuing operations	(792)	(1,816)	(1,501)	310	(5,088)
Loss from continuing operations	(5,717)	(1,665)	(6,057)	(28,856)	(50,258)
Gain (loss) from discontinued operations (net of tax)	153	61	130	577	(732)
Net loss	(5,564)	(1,604)	(5,927)	(28,279)	(50,990)

Basic and diluted net loss per share
Continuing operations	$ (0.21)	$ (0.06)	$ (0.22)	$ (1.03)	$ (1.70)
Discontinued operations	0.01	0.00	0.01	0.02	(0.02)

Total	$ (0.20)	$ (0.06)	$ (0.21)	$ (1.01)	$ (1.72)

Shares used in calculating basic and diluted net loss per share	27,735	28,564	28,113	27,973	29,575

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$43,546	$56,285	$61,204	$63,728	$85,743
Working capital	38,640	49,520	56,771	61,005	82,972
Total assets	63,442	74,679	80,875	87,834	113,587
Total stockholders’ equity	44,641	51,621	53,684	55,741	79,778

(1) Results include litigation settlements, conclusions, and patent license expense of $20.8 million for 2008.

(2) During 2009, we sold all of our 3D product line. On March 30, 2010, we divested certain medical simulation product lines. See Note 11 to the consolidated financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A, “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements that could occur after the filing of this report.

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

•

Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial condition and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

Royalty and license revenue — We license our portfolio of patents to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 — 45 days of the end of the quarter during which their related sales occur. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. We recognize fixed license fee revenue for licenses to our IP when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

Development contracts and other revenue — Development contracts and other revenue are comprised of engineering services (engineering services and/or development contracts) and in very limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in very limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For these arrangements, including those with PCS, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when deliverables have been completed.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the year ended December 31, 2012, we capitalized costs associated with patents and trademarks of $3.2 million. Our total amortization expense (exclusive of impairments or abandonments of $491,000) for the same period was $1.1 million.

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

Overview of 2012

We continued to invest in research, development, sales, and marketing in our key lines of business. Key events in the year were as follows:

•

We increased our royalty and license revenue by 8% and our overall revenue increased by 5% for the year ended December 31, 2012 compared to 2011. The increase in royalty and license revenue was mainly due to additional revenue from our medical, mobility, automotive, and chip and other licensees. This increase was partially offset by a 23% decrease in product sales, primarily due to reduced sales of our Virtual IV simulation product.

•

Our loss from continuing operations was $5.7 million for the year ended December 31, 2012 compared to a loss from continuing operations of $1.7 million for the year ended December 31, 2011. The loss was primarily due to higher operating expenses which include an increase in general and administrative expenses, mainly resulting from increased litigation expenses of approximately $7.5 million partially offset by increased gross profit from increased revenue and by reduced compensation-related operating expenses.

In 2013, we expect royalty revenue to be the major component of our revenue as our technology continues to be included in more of our licensees’ products and as we continue to implement our patent licensing program relating to Basic Haptics. IP litigation may cause us to expend significant financial resources in the future and have an adverse effect on the results of our operations. Additionally, our success could be limited by several factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our consolidated statements of operations data as a percentage of total revenues:

	Years Ended December 31,
	2012	2011	2010
Revenues:
Royalty and license	90.1%	87.9%	74.7%
Product sales	6.2	8.4	21.9
Development contracts and other	3.7	3.7	3.4

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of product sales (exclusive of amortization and impairment of intangibles shown separately below)	3.7	4.1	9.3
Sales and marketing	21.0	23.1	25.8
Research and development	26.2	27.4	28.1
General and administrative	60.1	41.0	48.3
Amortization and impairment of intangibles	4.8	4.6	4.0

Total costs and expenses	115.8	100.2	115.5

Operating loss	(15.8)	(0.2)	(15.5)
Interest and other income	0.5	0.7	0.9

Income (loss) from continuing operations before provision for income taxes	(15.3)	0.5	(14.6)
Provision for income taxes	(2.5)	(5.9)	(4.8)

Loss from continuing operations	(17.8)	(5.4)	(19.4)
Gain on sales of discontinued operations, net of provision for income taxes	0.5	0.2	0.4

Net Loss	(17.3)%	(5.2)%	(19.0)%

Revenues

			Percent			Percent
	2012	Change	Change	2011	Change	Change	2010
	($ in thousands)
Royalty and license	$28,989	$2,073	8%	$26,916	$3,666	16%	$23,250
Product sales	1,982	(601)	(23)%	2,583	(4,220)	(62)%	6,803
Development contracts and other	1,198	62	5%	1,136	65	6%	1,071

Total revenue	$32,169	$1,534	5%	$30,635	$(489)	(2)%	$31,124

2012 Compared to 2011

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our IP portfolio. The increase in royalty and license revenue was due to increases from our medical, mobility, automotive, and chip and other licensees, partially offset by decreases from our gaming licensees.

Royalty and license revenue increased by 7% for mobility customers primarily due to an increased volume of new handsets and other devices sold primarily by Korean and Japanese licensees. We anticipate that this line of business will grow in importance as mobile device manufacturers increasingly recognize the value of our IP and technology and as we expand our presence in China, Korea, and Japan.

Royalty and license revenue increased by 58% for medical customers primarily due to additional royalty revenue from additional volume of units sold by our licensees along with additional license fees.

Royalty and license revenue also increased by 9% for automotive customers due to our technology being incorporated in an increased volume of vehicles. Royalty and license revenue increased by 18% for chip and other customers primarily due to increased volume of chips sold into China and other Asian markets.

Royalty and license revenue decreased by 4% for gaming customers mainly due to a decrease in units shipped by certain licensees. This decrease was primarily due to the current softness in the console gaming market, which can fluctuate based upon consumer gaming preferences and the timing of introductions of new gaming console systems.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter.

Product sales — Product sales are comprised primarily of medical products, actuators, design kits, and integrated circuits. The decrease in product sales primarily reflects a reduction in medical product sales specifically related to weaker demand for our Virtual IV simulator product. In December of 2012 we entered into a royalty generating licensing agreement with our Virtual IV partner in accordance with which we will no longer produce the Virtual IV system. As a result of this agreement, we expect product sales will be significantly lower in the future.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue on commercial contracts. Development contracts and other revenue increased mainly due to an increase in contracted engineering service revenue from our mobility and automotive customers partially offset by a decrease in engineering service revenue from our medical customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

For 2012 revenues generated in North America, Europe, Far East, and Rest of the World represented 41%, 13%, 46%, and 0%, respectively, compared to 42%, 13%, 45%, and 0%, respectively, for 2011. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East offset by a decrease in product sales in North America. The increase in royalty and license revenue from the Far East was mainly due to increased royalties from mobility, automotive, and chip and other licensees. The decrease in product sales in North America was primarily due to a reduction in product sales of our Virtual IV medical simulator products.

2011 Compared to 2010

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

Product sales — The decrease in product sales was due primarily to a $3.9 million decrease in medical product sales mainly due to the divesture of medical simulation product lines. On March 30, 2010 we entered into an agreement with CAE and sold certain assets and divested the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines to CAE resulting in reduced medical product sales subsequent to that date. Revenue for the year ended December 31, 2010 for the divested medical product lines was approximately $4 million.

Development contracts and other revenue — Development contracts and other revenue increased mainly due to an increase in contracted engineering services mainly from medical customers.

For 2011 revenues generated in North America, Europe, Far East, and Rest of the World represented 42%, 13%, 45%, and 0%, respectively, compared to 37%, 15%, 46%, and 2%, respectively, for 2010. The shift in revenues among regions was mainly due to a decrease in product sales in Europe, the Far East, and Rest of the World as a result of the divestiture of the medical simulation product lines. These decreases were partially offset by an increase in royalty and license revenue in the Far East. The increase in Far Eastern royalty and license revenue was primarily due to increased royalty and license revenue from licensees of mobile devices partially offset by a decrease in royalty and license revenue from other licensees. In addition, there was an increase in royalty and license revenue in North America partially offset by a decrease in product revenue in North America. The increase in North American royalty and license revenue was primarily due to increased royalty and license revenue from gaming and medical licensees. The decrease in North American product revenue was primarily as a result of the divestiture of the medical simulation product lines.

The total revenues of approximately $31 million in 2010 was comprised of approximately $4 million from medical product lines transferred to CAE and approximately $1 million of gaming royalty true ups, with the remainder of approximately $26 million representing current ongoing customers or business.

Cost of Revenues

	2012	Change	% Change	2011	Change	% Change	2010
	($ in thousands)
Cost of revenues	$1,188	$(67)	(5)%	$1,255	$(1,646)	(57)%	$2,901
% of total revenues	4%			4%			9%

2012 compared to 2011 — Our cost of revenues consists primarily of direct materials, contract manufacturing, and overhead costs for product sales and labor related costs for development contracts and other. It excludes amortization and impairment or abandonment of intangibles. Lower product sales were the major contributor to the overall reduction of cost of revenues for 2012 as compared to 2011. Specifically, the decrease in cost of revenues for 2012 as compared to 2011 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $201,000; partially offset by an increase in warranty and repair expense of $59,000, an increase in salary, benefits, and overhead of $57,000; and an increase in obsolescence expense of $21,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 20% was mainly due to a decrease in related product sales. As previously discussed, in the future we will only be licensing our Virtual IV systems instead of manufacturing them. As a result, we expect cost of revenue will be significantly reduced in 2013.

2011 compared to 2010 — The divestiture of certain medical simulation product lines in 2010 was a major contributor to the overall reduction of cost of revenues in 2011 compared to 2010. Specifically, the decrease in cost of revenues for 2011 compared to 2010 was primarily due to decreased direct material costs, contract manufacturing, and related costs of $1.5 million and decreased freight costs of $177,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 62% in 2011 compared to 2010 was mainly due to a similar decrease in product sales.

Expenses

			Percent			Percent
	2012	Change	Change	2011	Change	Change	2010
	($ in thousands)
Sales and marketing	$6,775	$(310)	(4)%	$7,085	$(948)	(12)%	$8,033
Research and development	8,421	35	0%	8,386	(352)	(4)%	8,738
General and administrative	19,326	6,758	54%	12,568	(2,475)	(16)%	15,043
Amortization and impairment of intangibles.	1,554	160	11%	1,394	157	13%	1,237

Sales and Marketing — Our sales and marketing expenses are comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for 2012 as compared to 2011 was primarily due to decreased compensation, benefits, and other related costs of $529,000 mainly due to decreased sales and marketing headcount and benefits, as well as decreased consulting expense of $72,000; partially offset by increased marketing, advertising, and public relations costs of $137,000 due to current marketing initiatives, and increased bad debt expense of $134,000. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The decrease in sales and marketing expense for 2011 as compared to 2010 was primarily due to the divestiture of the medical simulation product lines, resulting in reduced ongoing expenses. Specifically, the decrease in overall sales and marketing expenses was mainly due to decreased compensation, benefits, and other related costs of $1.1 million primarily due to decreased sales and marketing headcount and decreased travel expense of $156,000 related to the decrease in sales and marketing headcount, partially offset by increased marketing, advertising, and public relations costs of $396,000.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for 2012 as compared to 2011 was primarily due to increased compensation, benefits, and other related costs of $174,000 mainly due to increased headcount and related expense; partially offset by decreased consulting expense of $89,000 and decreased lab and prototyping costs of $36,000. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth.

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

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses 2012 as compared to 2011 was primarily due to increased legal, professional, and license fee expenses of $7.7 million, partially offset by decreased compensation, benefits, and other related costs of $899,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $7.5 million relating to ongoing and completed litigation and increased patent related legal costs of $341,000, partially offset by reduced other professional services expenses of $120,000. The decreased compensation, benefits, and other related costs were mainly due to reduced stock compensation costs, decreased headcount expenses, and reduced severance costs for terminated employees. We will continue to incur costs related to litigation, which will cause our general and administrative expenses to be significant as we continue to assert our IP and contractual rights and defend any lawsuits brought against us, but we expect legal expenses to be reduced in 2013 due to litigation settlements in 2012 and the anticipated conclusion of current ITC litigation during 2013.

The decrease in general and administrative expenses for 2011 as compared to 2010 was primarily due to decreased legal, professional, and license fee expenses of $2.7 million, partially offset by increased compensation, benefits, and other related costs of $256,000. The decreased legal and professional expenses were primarily due to decreased accounting, audit, legal and consulting costs mainly resulting from our internal investigation which was concluded in 2010. A decrease in litigation expenses as certain lawsuits were settled during 2010 also contributed to the overall reduction in legal and professional expenses. The increased compensation, benefits, and other related costs was primarily due to increased stock compensation expense mainly due to the timing of the expense of stock options granted and increased severance costs for terminated employees.

Amortization, impairment, and abandonment of Intangibles — Our amortization, impairment, and abandonment of intangibles is comprised primarily of patent amortization and other intangible amortization along with impairment or write off of abandoned and expired patents. Amortization, impairment, and abandonment of intangibles increased from 2011 to 2012 and from 2010 to 2011 mainly due to increased amortization from the increased number of patents.

Interest and Other Income

			Percent			Percent
	2012	Change	Change	2011	Change	Change	2010
	($ in thousands)
Interest and other income	$170	$(34)	(17)%	204	$(68)	(25)%	272

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses and other income. Interest and other income decreased in 2012 compared to 2011 primarily as a result of decreased interest income due to reduced cash, cash equivalents, and short-term investments and exchange rate losses; partially offset by increased interest on notes receivable.

Interest and other income decreased in 2011 compared to 2010 primarily as a result of decreased interest income mainly due to reduced interest rates on cash, cash equivalents, and short-term investments.

Provision for Taxes

			Percent			Percent
	2012	Change	Change	2011	Change	Change	2010
	($ in thousands)
Provision for income taxes	$(792)	$1,024	56%	$(1,816)	$(315)	(21)%	$(1,501)
Income (loss) from continuing operations before provision for income taxes	(4,925)			151			(4,556)
Effective tax rate	(16.1)%			1202.6%			(32.9)%

For 2012 we recorded a provision for income taxes of $792,000 yielding an effective tax rate of (16.1)%. The current year tax provision is primarily reflective of the recording of foreign withholding tax expense which has decreased as a result of reduced withholding tax expense from certain Asian countries. For 2011 we recorded a provision for income taxes of $1.8 million yielding an effective tax rate of 1202.6%. The 2011 tax provision is primarily reflective of the recording of foreign withholding tax expense which increased due to increased withholding tax expense from certain Asian countries. For 2010, we recorded a provision for income taxes of

$1.5 million yielding an effective tax rate of (32.9)%. The 2010 year tax provision is also reflective of the recording of foreign withholding tax expense. As such, for each of these three years, the effective tax rate differs from the statutory rates, respectively.

Discontinued Operations

			Percent			Percent
	2012	Change	Change	2011	Change	Change	2010
	($ in thousands)
Gain on sales of discontinued operations	$153	$92	151%	$61	$(69)	(53)%	$130

Gain on sales of discontinued operations, net of tax, increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to increased payments received from the sale of our 3D family of products. During 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale from discontinued operations. Accordingly, the operations of the 3D product line were classified as discontinued operations in the consolidated statement of operations.

Gain on sales of discontinued operations, net of tax, decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a reduction in payments received from the sale of our 3D family of products.

Segment Results

Through March 31, 2010, we managed our business under two operating and reportable segments: Touch and Medical. As discussed in Notes 11 and 16 of the consolidated financial statements, at March 30, 2010, we had divested our Endoscopy, Endovascular, and Laparoscopy product lines. The primary focus of our medical business changed from simulation product sales to a licensing model under which we develop and license a wide range of haptic-related software and patented technologies that generate license and royalty revenue.

As of April 1, 2010, we reorganized into one segment and as of that time there was no longer separate management, development, operations, or administrative personnel specifically for medical operations or product lines.

As such, segment information previously reported under our Medical and Touch segments was eliminated and all discussion of our business is included in discussions of our company as a whole.

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

As of December 31, 2012, our cash, cash equivalents, and short-term investments totaled $43.5 million, a decrease of $12.8 million from $56.3 million on December 31, 2011.

Cash provided by (used in) operating activities — Net cash used in operating activities during 2012 was $4.2 million compared to $2.4 million provided by operations in 2011, a decrease of $6.6 million. Cash used in operating activities during 2012 was primarily the result of our net loss of $5.6 million, a decrease of $3.2 million due to a change in deferred revenue and customer advances primarily due to recognition of deferred revenue, a decrease of $685,000 due to a change in accrued compensation and other current liabilities mainly from decreased activity from new leasehold construction at the end of 2011, a decrease of $504,000 due to a change in accounts and other receivables from the timing of payment of receivables, and a decrease of $227,000 due to a change in prepaid expenses and other current assets. These decreases were partially offset by an increase of $374,000 primarily due to a change in other long-term liabilities due to an increase in deferred rent, and an increase of $282,000 due to a change in inventories mainly due to shipments of our Virtual IV product. Cash used in operating activities during 2012 was also affected by noncash charges of $5.3 million, including $3.1 million of noncash stock-based compensation, $1.6 million in amortization, impairment, and abandonment of intangibles and $654,000 in depreciation and amortization.

Net cash provided by operating activities during 2011 was $2.4 million, an improvement of $4.2 million from the $1.8 million used in operating activities during 2010. Cash provided by operating activities during 2011 was primarily the result of an increase of $3.3 million due to a change in prepaid expenses and other current assets primarily reflecting a tax refund received. Cash provided by operating activities during 2011 was also affected by noncash charges and credits of $6.0 million, including $3.6 million of noncash stock-based compensation, $1.4 million in amortization and impairment or abandonment of intangibles, and $1.1 million in depreciation and amortization. These increases were partially offset by our net loss of $1.6 million, a decrease of $3.6 million due to a change in deferred revenue and customer advances, a decrease of $785,000 due to a change in accrued compensation and other current liabilities, a decrease of $567,000 due to a change in accounts receivable, a decrease of $266,000 due to a change in other long-term liabilities, and a decrease of $116,000 due to a changes in other assets and other items. Deferred revenue and customer advances decreased mainly due to the recognition of previously deferred revenue. Accrued compensation and other current liabilities changed due to a reduction in accrued compensation and the timing of payments. Accounts and other receivables increased primarily due an increase in other receivables primarily from a landlord lessor and others.

Cash provided by (used in) investing activities — Net cash provided by investing activities during 2012 was $6.1 million, compared to the $3.3 million used in investing activities during 2011, an increase of $9.4 million. Net cash provided by investing activities during 2012 consisted of maturities of short-term investments of $54.0 million and proceeds from sales of discontinued operations of $250,000. This was partially offset by purchases of short-term investments of $43.9 million; additions to intangibles of $3.2 million primarily due to capitalization of external patent filings and application costs; and purchases of property, plant, and equipment of $1.0 million. Net cash used in investing activities during 2011 was $3.3 million, compared to the $6.2 million used in investing activities during 2010, a decrease of $2.9 million. Net cash used in investing activities during 2011 consisted primarily of purchases of short-term investments of $48.9 million and a $3.3 million increase in intangibles primarily due to capitalization of external patent filing and application costs, partially offset by an increase in proceeds from maturities of available-for-sale investments of $49.0 million.

Cash provided by (used in) financing activities — Net cash used in financing activities during 2012 was $4.6 million compared to $4.0 million used in 2011, or a $0.6 million increase in cash used compared to the prior year. Net cash used in financing activities during 2012 consisted primarily of repurchases of common stock of $5.7 million, partially offset by exercises of stock options and the issuance of common stock under the employee stock purchase plan of $1.2 million. Net cash used in financing activities during 2011 was $4.0 million compared to $418,000 provided during 2010, or a $4.4 million increase in cash used compared to the prior year. Net cash used in financing activities for 2011 consisted primarily of repurchases of common stock of $6.5 million, partially offset by exercises of stock options and the issuance of common stock under the employee stock purchase plan of $2.4 million.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive IP portfolio, which is expected to result in the continued use of cash. Our Board has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which currently has $19.4 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2013 will be less than $500,000. We anticipate that capitalization of external patent filing and application costs for the year ended December 31, 2013 will be approximately $3.5 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2012 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$4,231	$2,115	$1,183	$933	$0
Purchase Obligations	116	116	0	0	0

Total	$4,347	$2,231	$1,183	$933	$0

At December 31, 2012, we had a liability for unrecognized tax benefits totaling $684,000 including interest of $56,000, of which approximately $225,000 could be payable in cash. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitations during the next 12 months.

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

Cash Equivalents, Short-term Investments, and Long-Term Investments — We have cash equivalents and short-term investments of $39.0 million as of December 31, 2012. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $122,000 decrease in the fair value of our cash equivalents, short-term investments, and long-term investments as of December 31, 2012.

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

Item 8.  Financial Statements and Supplementary Data

IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statements, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 6, 2013

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$4,558	$7,298
Short-term investments	38,988	48,987
Accounts and other receivables (net of allowances for doubtful accounts of: $134 and $21, respectively)	1,878	1,487
Inventories	141	423
Deferred income taxes	165	215
Prepaid expenses and other current assets	706	479

Total current assets	46,436	58,889
Property and equipment, net	1,281	1,737
Intangibles and other assets, net	15,725	14,053

Total assets	$63,442	$74,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338	$365
Accrued compensation	2,502	2,830
Other current liabilities	1,022	2,054
Deferred revenue and customer advances	3,934	4,120

Total current liabilities	7,796	9,369
Long-term deferred revenue	10,221	13,229
Deferred income tax liabilities	165	215
Other long-term liabilities	619	245

Total liabilities	18,801	23,058

Commitments and contingencies (Notes 9 and 15)

Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 32,278,330 and 31,786,030 shares issued, respectively; 27,295,586 and 27,857,824 shares outstanding, respectively	186,822	182,508
Accumulated other comprehensive income	109	118
Accumulated deficit	(111,721)	(106,157)
Treasury stock at cost: 4,982,744 and 3,928,206 shares, respectively	(30,569)	(24,848)

Total stockholders’ equity	44,641	51,621

Total liabilities and stockholders’ equity	$63,442	$74,679

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Royalty and license	$28,989	$26,916	$23,250
Product sales	1,982	2,583	6,803
Development contracts and other	1,198	1,136	1,071

Total revenues	32,169	30,635	31,124

Costs and expenses:
Cost of revenues (exclusive of amortization, impairment, and abandonment of intangibles shown separately below)	1,188	1,255	2,901
Sales and marketing	6,775	7,085	8,033
Research and development	8,421	8,386	8,738
General and administrative	19,326	12,568	15,043
Amortization, impairment, and abandonment of intangibles	1,554	1,394	1,237

Total costs and expenses	37,264	30,688	35,952

Operating loss	(5,095)	(53)	(4,828)
Interest and other income	170	204	272

Income (loss) from continuing operations before provision for income taxes	(4,925)	151	(4,556)
Provision for income taxes	(792)	(1,816)	(1,501)

Loss from continuing operations	(5,717)	(1,665)	(6,057)

Discontinued operations (Note 11):
Gain on sales of discontinued operations, net of provision for income taxes of $97, $39 and $65, respectively	153	61	130

Net loss	$(5,564)	$(1,604)	$(5,927)

Basic and diluted net loss per share:
Continuing operations	$(0.21)	$(0.06)	$(0.22)
Discontinued operations	0.01	0.00	0.01

Total	$(0.20)	$(0.06)	$(0.21)

Shares used in calculating basic and diluted net loss per share	27,735	28,564	28,113

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities arising during period	(9)	(2)	54

Total other comprehensive income (loss)	(9)	(2)	54

Total comprehensive loss	$(5,573)	$(1,606)	$(5,873)

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Warrants			Shares	Amount
Balances at January 1, 2010	30,786,156	$172,679	$11	$66	$(98,626)	2,786,563	$(18,389)	$55,741

Net loss					(5,927)			(5,927)
Unrealized gain (loss) on available-for-sale securities, net of taxes				54				54
Repurchase of stock						1,646	(9)	(9)
Exercise of stock options	130,135	427						427
Release of Restricted Stock Units	100,521	469						469
Expiration of warrants			(11)					(11)
Stock based compensation		2,940						2,940

Balances at December 31, 2010	31,016,812	$176,515	$0	$120	$(104,553)	2,788,209	$(18,398)	$53,684

Net loss					(1,604)			(1,604)
Unrealized gain (loss) on available-for-sale securities, net of taxes				(2)				(2)
Repurchase of stock						1,139,997	(6,450)	(6,450)
Issuance of stock for ESPP purchase	28,702	145						145
Exercise of stock options	560,132	2,293						2,293
Release of restricted stock units and awards	180,384	1,323						1,323
Stock based compensation		2,232						2,232

Balances at December 31, 2011	31,786,030	$182,508	$0	$118	$(106,157)	3,928,206	$(24,848)	$51,621

Net loss					(5,564)			(5,564)
Unrealized gain (loss) on available-for-sale securities, net of taxes				(9)				(9)
Repurchase of stock						1,054,538	(5,721)	(5,721)
Issuance of stock for ESPP purchase	25,628	122						122
Exercise of stock options	231,403	1,046						1,046
Release of restricted stock units and awards	235,269	1,299						1,299
Stock based compensation		1,847						1,847

Balances at December 31, 2012	32,278,330	$186,822	$0	$109	$(111,721)	4,982,744	$(30,569)	$44,641

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(5,564)	$(1,604)	$(5,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	654	1,128	1,095
Amortization, impairment, or abandonment of intangibles	1,554	1,394	1,237
Stock-based compensation	3,146	3,555	3,409
Allowance (recovery) for doubtful accounts	113	(22)	(40)
Loss on disposal of equipment	27	(6)	90
Loss on divestiture	0	0	43
Gain on sales of discontinued operations	(153)	(61)	(130)
Changes in operating assets and liabilities:
Accounts and other receivables	(504)	(567)	2,213
Inventories	282	(17)	713
Deferred income taxes	0	0	(94)
Prepaid expenses and other current assets	(227)	3,342	651
Other assets	(54)	(116)	(299)
Accounts payable	(18)	(24)	(902)
Accrued compensation and other current liabilities	(685)	(785)	348
Deferred revenue and customer advances	(3,194)	(3,574)	(4,394)
Other long-term liabilities	374	(266)	188

Net cash provided by (used in) operating activities	(4,249)	2,377	(1,799)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(43,944)	(48,905)	(48,854)
Proceeds from maturities of available-for-sale investments	54,000	49,000	44,000
Net proceeds from divestiture	0	0	964
Additions to intangibles	(3,244)	(3,336)	(2,321)
Proceeds from the sale of property and equipment	0	0	160
Purchases of property and equipment	(1,000)	(169)	(345)
Proceeds from sales of discontinued operations	250	100	192

Net cash provided by (used in) investing activities	6,062	(3,310)	(6,204)

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	122	145	0
Exercise of stock options	1,046	2,293	427
Purchases of treasury stock	(5,721)	(6,450)	(9)

Net cash provided by (used in) financing activities	(4,553)	(4,012)	418

Net decrease in cash and cash equivalents	(2,740)	(4,945)	(7,585)
Cash and cash equivalents:
Beginning of year	7,298	12,243	19,828

End of year	$4,558	$7,298	$12,243

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$21	$(3,302)	$(34)

Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$442	$1,222	$618

Issuance of shares from Employee Stock Purchase Plan and Release of Restricted Stock Units and Awards under company stock plan	$1,298	$1,323	$469

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries, Immersion Canada Inc.; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; and Haptify, Inc. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Royalty and license revenue — The Company licenses its portfolio of patents to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensees. The Company also enters into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees during the quarter and when all revenue recognition criteria are met. The Company recognizes fixed license fee revenue for licenses to intellectual property (“IP”) when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

Development contracts and other revenue — Development contracts and other revenue are comprised of engineering services (engineering services and/or development contracts) and in very limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation which is generally consistent with the contractual term.

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, and in limited cases engineering services and in very limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For these arrangements, including those with PCS, revenue is recognized either over the period of the ongoing obligation which is generally consistent with the contractual term, or when deliverables have been completed.

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

	Year ended December 31,
	2012	2011	2010
	(In thousands)

Advertising expense	$152	$192	$13

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other items of comprehensive income or loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of tax. The changes in accumulated other comprehensive income (loss) are as below.

	Year Ended December 31, 2012
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$17	$101	$118
Other comprehensive income (loss) before reclassifications	(9)	0	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	(9)	0	(9)

Ending Balance	$8	$101	$109

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. The Company invests primarily in money market accounts and highly liquid debt instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company licenses technology primarily to companies in North America, Europe, and the Far East. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: the mix of revenues; the loss of significant customers; fundamental changes in the technology underlying the Company’s and its licensees’ products; market acceptance of the Company’s and its licensees’ products under development; development of sales channels; litigation or other claims in which the Company is involved; the ability to successfully assert its patent rights against others; the impact of changing economic conditions; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

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

Recent Accounting Pronouncements

In June 2011, the FASB ratified ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011 the FASB ratified ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. These amendments are effective for reporting periods beginning after December 15, 2011, and have been applied retrospectively. These amendments have changed the manner in which the Company presents comprehensive income by reporting comprehensive income information in the consolidated statements of operations and comprehensive loss.

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

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820)”. This ASU provides additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The Company adopted the updated guidance which was effective for the Company on January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 are classified based on the valuation technique in the table below:

	December 31, 2012 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$38,988	$0	$38,988
Money market funds	52	0	0	52

Total assets at fair value	$52	$38,988	$0	$39,040

The above table excludes $4.5 million of cash held in banks.

	December 31, 2011 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$48,987	$0	$48,987
Money market funds	3,617	0	0	3,617

Total assets at fair value	$3,617	$48,987	$0	$52,604

The above table excludes $3.7 million of cash held in banks.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Investments

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$38,980	$8	$0	$38,988

Total	$38,980	$8	$0	$38,988

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$48,970	$17	$0	$48,987

Total	$48,970	$17	$0	$48,987

The contractual maturities of the Company’s available-for-sale securities on December 31, 2012 and December 31, 2011 were all due within one year.

3.  Accounts and Other Receivables

	December 31,
	2012	2011
	(In thousands)
Trade accounts receivable	$1,528	$525
Receivables from vendors, lessor, and other	350	962

Accounts and other receivables	$1,878	$1,487

4.  Inventories

	December 31,
	2012	2011
	(In thousands)
Raw materials and subassemblies	$138	$167
Finished goods	3	256

Inventories	$141	$423

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property and Equipment

	December 31,
	2012	2011
	(In thousands)

Computer equipment and purchased software	$3,748	$3,696
Machinery and equipment	654	882
Furniture and fixtures	546	533
Leasehold improvements	884	837

Total	5,832	5,948
Less accumulated depreciation	(4,551)	(4,211)

Property and equipment, net	$1,281	$1,737

6.  Intangibles and Other Assets

	December 31,
	2012	2011
	(In thousands)

Patents and trademarks	$26,206	$23,617
Other assets	192	204

Gross intangibles and other assets	26,398	23,821
Accumulated amortization of patents and trademarks	(10,673)	(9,768)

Intangibles and other assets, net	$15,725	$14,053

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding impairments or abandonments was as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Amortization of Intangibles — excluding impairments or abandonments	$1,064	$979	$810

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of December 31, 2012.

Estimated Amortization Expense
(In thousands)
2013	$1,032
2014	1,006
2015	902
2016	821
2017	695
Thereafter	1,807

Total	$6,263

Patents in process included in patents and trademarks were as follows:

	December 31,
	2012	2011
	(In thousands)

Patents in process	$9,270	$8,448

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7.  Components of Other Current Liabilities and Deferred Revenue and Customer Advances

	December 31,
	2012	2011
	(In thousands)

Accrued legal	$410	$727
Income taxes payable	30	23
Other current liabilities	582	1,304

Total other current liabilities	$1,022	$2,054

Deferred revenue	$3,920	$4,046
Customer advances	14	74

Total deferred revenue and customer advances	$3,934	$4,120

8.  Long-term Deferred Revenue

Long-term deferred revenue consisted of the following:

	December 31,
	2012	2011
	(In thousands)

Deferred revenue for Sony Computer Entertainment	$9,636	$12,634
Other deferred revenue	585	595

Long-term deferred revenue	$10,221	$13,229

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments

The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2016.

The Company’s current lease for its primary facilities of approximately 33,000 square feet in San Jose, California expires in December 2016 and can be extended to December 2021.

On September 16, 2011, the Company entered into a Lease Termination Agreement effective as of December 31, 2011 with respect to the termination of the prior lease for its facilities of approximately 48,000 square feet in San Jose, California which was scheduled to expire in June 2014. Pursuant to that agreement, the Company was paid a move incentive of $350,000, for vacating the premises which occurred in December 2011. The move incentive along with a write off of deferred rent of $294,000 was credited to rent expense in 2011.

Minimum future lease payments and non-cancellable unconditional purchase obligations are as follows:

	Operating Leases	Purchase Obligations
	(In thousands)
2013	$597	$116
2014	585	0
2015	511	0
2016	422	0

Total	$2,115	$116

Rent expense was as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)

Rent expense	$550	$30	$703

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31,
2012
Common stock shares available for grant	3,410,747
Common stock options outstanding	3,155,631
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	708,651

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2012, 482,519 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2012 are listed below. Shares purchased under the ESPP for the year ended December 31, 2011 are 28,702. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2012
Shares purchased under ESPP	25,628
Average price of shares purchased under ESPP	$4.77
Intrinsic value of shares purchased under ESPP	$21,553

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the years ended December 31, 2012, 2011, and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)

Outstanding at January 1, 2010	5,041,235	$7.99
Granted	662,185	5.37	$3.11
Exercised	(130,135)	3.28		$308
Cancelled	(1,572,759)	11.67

Outstanding at December 31, 2010	4,000,526	6.26
Granted	429,963	7.11	4.07
Exercised	(560,132)	4.09		2,485
Cancelled	(602,519)	6.99

Outstanding at December 31, 2011	3,267,838	6.61
Granted	425,150	6.10	3.35
Exercised	(231,403)	4.52		443
Cancelled	(305,954)	7.10

Outstanding at December 31, 2012	3,155,631	6.65

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding stock options outstanding at December 31, 2012, 2011, and 2010 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2010
Options outstanding	4,000,526	$6.26	6.39	$5.5
Options vested and expected to vest using estimated forfeiture rates	3,798,092	6.32	6.25	5.1
Options exercisable	2,541,701	6.80	5.03	2.9

December 31, 2011
Options outstanding	3,267,838	$6.61	5.53	$1.3
Options vested and expected to vest using estimated forfeiture rates	3,151,950	6.62	5.44	1.3
Options exercisable	2,377,683	6.99	4.61	0.8

December 31, 2012
Options outstanding	3,155,631	$6.65	5.24	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,019,979	6.67	5.17	3.4
Options exercisable	2,329,987	6.91	4.69	2.5

Additional information regarding options outstanding as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.70 - $3.81	66,130	5.45	$2.82	63,091	$2.81
3.85 - 3.85	600,000	6.87	3.85	475,000	3.85
4.03 - 5.53	374,882	5.81	5.01	255,010	4.88
5.58 - 6.11	363,434	4.99	5.81	299,309	5.85
6.12 - 6.39	383,000	6.55	6.20	17,000	6.23
6.41 - 6.98	342,830	4.99	6.77	266,227	6.82
6.99 - 8.18	328,527	2.27	7.13	310,190	7.08
8.61 - 9.04	393,528	4.03	8.80	393,528	8.80
9.20 - 15.12	203,300	5.04	11.50	150,632	12.30
16.57 - 16.57	100,000	4.74	16.57	100,000	16.57

$2.70 - $16.57	3,155,631	5.24	$6.65	2,329,987	$6.91

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Restricted Stock Units

RSU activity for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2010	198,055
Awarded	363,928	$5.58
Released	(69,021)		$315
Forfeited	(75,039)

Outstanding at December 31, 2010	417,923

Awarded	243,908	6.61

Released	(159,384)		1,163

Forfeited	(94,682)

Outstanding at December 31, 2011	407,765

Awarded	555,911	6.64

Released	(203,519)		1,128

Forfeited	(51,506)

Outstanding at December 31, 2012	708,651

Information regarding RSU’s at December 31, 2012, 2011, and 2010 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2010
RSUs outstanding	417,923	1.13	$2.8	$2.8
RSUs vested and expected to vest using estimated forfeiture rates	330,038	1.00	$2.2

December 31, 2011
RSUs outstanding	407,765	0.95	$2.1	$2.1
RSUs vested and expected to vest using estimated forfeiture rates	336,454	0.92	$1.7

December 31, 2012
RSUs outstanding	708,651	1.09	$4.9	$4.9
RSUs vested and expected to vest using estimated forfeiture rates	588,170	1.05	$4.0

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Restricted Stock Awards

Restricted stock award activity for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2010	27,000	$2.70
Awarded	22,500	5.59
Released	(31,500)	3.11	$147
Forfeited	0

Outstanding at December 31, 2010	18,000	5.59
Awarded	30,000	6.61
Released	(21,000)	5.74	159
Forfeited	(9,000)	6.61

Outstanding at December 31, 2011	18,000	6.61
Awarded	57,750	5.70
Released	(31,750)	6.72	171
Forfeited	0

Outstanding at December 31, 2012	44,000	5.34

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Expected life (in years)	4.5	4.5	5.2	0.5	0.5	0.5
Interest rate	0.7%	0.8%	1.4%	0.1%	0.2%	0.6%
Volatility	70%	72%	68%	62%	45%	80%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2012	2011	2010
Income Statement Classifications	(In thousands)

Cost of product sales	$0	$0	$10
Sales and marketing	547	526	722
Research and development	756	825	803
General and administrative	1,843	2,204	1,874

Total	$3,146	$3,555	$3,409

As of December 31, 2012, there was $4.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.59 years for options, 0.42 years for restricted stock awards and 1.88 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

During the twelve months ended December 31, 2008, the Company repurchased 2,786,563 shares for approximately $18.4 million at an average cost of $6.60 per share net of transaction costs through open market repurchases. During the year ended December 31, 2011, the Company repurchased 1,139,997 shares for $6,450,000 at an average cost of $5.66 net of transaction costs through open market repurchases. During the year

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2012, the Company repurchased 1,054,538 shares for $5,721,000 at an average cost of $5.43 net of transaction costs through open market repurchases. These amounts are classified as treasury stock on the Company’s consolidated balance sheet.

11.  Divestiture and Discontinued Operations

Divestiture

On March 30, 2010, the Company entered into and closed an Asset Purchase Agreement, a Transition Services Agreement, and a License Agreement (collectively the “Transaction”) with CAE Healthcare USA (“CAE”). Under the Asset Purchase Agreement, CAE acquired certain assets including inventory, fixed assets, and certain liabilities which included warranty liabilities of the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines used in the field of medical training for approximately $1.6 million subject to purchase price adjustments for final inventory levels. Under the license agreement, the Company licensed to CAE the Immersion TouchSense patent portfolio within a specific field of use. As such, revenues and costs for the Endoscopy, Endovascular, and Laparoscopy medical simulation product lines have been included in operating loss in the accompanying consolidated statements of operations through the date of sale. Although the Company ceased manufacturing these three specific product lines, these operating results were not reported as discontinued operations. During the year ended December 31, 2010, the Company recognized a pre-tax loss of approximately $43,000 in continuing operations in connection with the asset purchase agreement and the transition services agreement. There was no cost in 2011 or 2012 related to the CAE transaction. The Company’s license agreement with CAE includes quarterly revenue under the license arrangement which started in July 2010. Under the terms of the Company’s revenue recognition policy for transactions with extended payment terms such as this, the Company recognizes revenue as amounts become due and payable and all revenue recognition criteria are met. In connection with the transaction, the Company agreed to indemnify CAE for certain liabilities, claims, and other specified items in the asset purchase agreement.

Results of discontinued operations

During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. The consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company abandoned all other 3D operations. Accordingly, the operations of the 3D product line were classified as discontinued operations, net of income tax, in the consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the years ended December 31, 2012, 2011, and 2010 the Company recorded gains on sales of discontinued operations net of tax of $153,000, $61,000 and $130,000 respectively, from the original sale and payments on notes from the sale of the 3D product line.

12.  Income Taxes

Income tax provisions from continuing operations consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) from continuing operations before provision for income taxes	$(4,925)	$151	$(4,556)
Provision for income taxes	(792)	(1,816)	(1,501)
Effective tax rate	(16.1)%	1202.6%	(33.0)%

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2012, 2011, and 2010 provision for income tax resulted primarily from foreign withholding tax expense.

The Company reported pre-tax book income (loss) from continuing operations of:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$(542)	$(208)	$(4,960)
Foreign	(4,383)	359	404

Total	$(4,925)	$151	$(4,556)

The provision for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
United States federal	$91	$115	$73
Foreign	(902)	(1,923)	(1,550)
State and local	19	(8)	(24)

Total current	$(792)	$(1,816)	(1,501)

Deferred:
United States federal	0	0	0
Foreign	0	0	0
State and local	0	0	0

Total deferred	0	0	0

	$(792)	$(1,816)	$(1,501)

In 2012, 2011, and 2010 the Company’s income tax payable was not decreased by the tax benefit related to stock options. The Company includes only the direct tax effects of employee stock incentive plans in calculating this benefit, which is recorded to additional paid-in capital.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,211	$20,146
State income taxes	(7)	4
Deferred revenue	4,978	6,615
Research and development and other credits	9,263	8,167
Reserves and accruals recognized in different periods	4,636	4,616
Basis difference in investment	1,032	1,108
Capitalized R&D expenses	1,566	1,407
Other	159	0

Total deferred tax assets	45,838	42,063

Deferred tax liabilities:
Depreciation and amortization	(4,282)	(4,086)
Valuation allowance	(41,556)	(37,977)

Net deferred tax assets	$0	$0

As of December 31, 2012, the net operating loss carryforwards for federal and state income tax purposes were approximately $64.4 million and $53.0 million, respectively. The federal net operating losses expire between 2020 and 2032 and the state net operating losses begin to expire in 2028. $3.1 million of the Company’s net operating losses are associated with excess benefits related to stock compensation, when realized the amount will be an increase to additional paid in capital. As of December 31, 2012, the Company had federal and state tax credit carryforwards of approximately $8.0 million and $865,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2015 and 2032 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2012, the Company has Canadian research and development credit carryforwards of $1.6 million, which will expire at various dates through 2032. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2012	2011	2010

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.3%	7.3%	3.6%
Foreign withholding	(17.3)%	1248.3%	(33.7)%
Stock compensation expense	(3.4)%	103.6%	(22.9)%
Meals & entertainment	(0.2)%	10.0%	0.0%
Foreign rate differential	(3.7)%	58.9%	0.0%
Prior year true-up items	0.1%	41.6%	0.0%
Tax reserves	(0.2)%	7.2%	0.0%
Benefit of discontinued operations	2.0%	(25.8)%	0.0%
Other	0.4%	6.5%	(0.1)%
Valuation allowance	(31.1)%	(290.0)%	(14.9)%

Effective tax rate	(16.1)%	1202.6%	(33.0)%

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

	2012 Unrecognized Tax Benefits	2011 Unrecognized Tax Benefits	2010 Unrecognized Tax Benefits
	(In thousands)
Balance at beginning of year	$628	$628	$628
Gross increases for tax positions of prior years	0	0	0
Gross decreases for tax positions of prior years	0	0	0
Settlements	0	0	0
Lapse of statute of limitations	0	0	0

Balance at end of year	$628	$628	$628

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2012, the Company accrued interest or penalties related to uncertain tax positions in the amount of $56,000. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitation during the next 12 months. As of December 31, 2012, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $255,000.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

13.  Net Loss Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(5,717)	$(1,665)	$(6,057)
Gain (loss) from discontinued operations , net of tax	153	61	130

Net Loss used in computing basic and diluted net loss per share	$(5,564)	$(1,604)	$(5,927)

Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	27,735	28,564	28,113

Basic and diluted net loss per share:
Continuing operations	$(0.21)	$(0.06)	$(0.22)
Discontinued operations	0.01	0.00	0.01

Net loss	$(0.20)	$(0.06)	$(0.21)

As of December 31, 2012, 2011, and 2010 the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Year Ended December 31,
	2012	2011	2010

Outstanding stock options	3,155,631	3,267,838	4,000,526
Unvested restricted stock awards	44,000	18,000	18,000
Unvested restricted stock units	708,651	407,765	417,923

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year.

	Year ended December 31,
	2012	2011	2010
	(In thousands)

Company contribution to 401 (k) plan	$77	$85	$80

15.  Contingencies

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

The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of the Company against the individual defendants for breaches

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. On May 3, 2010, the court issued an order staying the action, and that stay was lifted following dismissal of the securities class action in December 2011. On October 31, 2012, plaintiffs filed a statement with the Court indicating that in light of the settlement of the Kasmer v. Richardson action (referenced below), they intend to voluntarily dismiss their action with prejudice once the time to appeal the Kasmer settlement approval order has expired. The parties jointly moved to dismiss the action on January 2, 2013, and the Court dismissed the action with prejudice on January 4, 2013.

Kasmer v. Immersion Corporation

On May 5, 2010, an action was filed in Delaware Chancery Court by a shareholder seeking to enforce a demand to inspect certain of the Company’s records pursuant to Section 220 of the Delaware General Corporation Law, as a possible prelude to the shareholder bringing a derivative action. The Company filed an answer on June 14, 2010, questioning whether a proper purpose for the records inspection had been stated and raising other defenses concerning the scope of the demand, among other deficiencies. Following a one-day trial on December 2, 2010, the Court significantly narrowed the scope of the demand and the Company responded accordingly. On October 24, 2011, the shareholder filed a motion seeking to compel further responses to the demand. The Company believes that its responses complied with the Court’s ruling and the Company opposed the shareholder’s motion. On May 30, 2012, the same shareholder filed a putative shareholder derivative action in San Francisco Superior Court, entitled Kasmer v. Richardson et. al. purportedly on behalf of the Company and naming certain of its former directors and officers as individual defendants. On June 5, 2012, the parties participated in a mediation session, and on the same day reached an agreement in principle to settle both the Delaware Chancery and Kasmer v. Richardson actions. The Delaware Chancery action was dismissed with prejudice by stipulation of the parties on October 22, 2012. The settlement of the Kasmer v. Richardson action was approved by the San Francisco Superior Court on October 26, 2012 and became final on December 29, 2012.

The Company cannot predict the ultimate outcome of the above-mentioned federal and state actions, and it is unable to estimate any potential liability it may incur.

Other Contingencies

From time to time, the Company receives claims from third parties asserting that the Company’s technologies, or those of its licensees, infringe on the other parties’ IP rights. Management believes that these claims are without merit. Additionally, periodically, the Company is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of IP infringement made by third parties arising from the use of the Company’s IP, technology, or products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.  Segment Reporting, Geographic Information, and Significant Customers

The Company develops, manufactures, licenses, and supports a wide range of hardware and software technologies that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. Through March 31, 2010, the Company managed these application areas under two operating and reportable segments: Touch and Medical. As discussed in Note 11 of the consolidated financial statements, on March 30, 2010 the Company divested its Endoscopy, Endovascular, and Laparoscopy product lines. The primary focus from this part of the business changed from simulation product sales to primarily a licensing model under which the Company develops and licenses a wide range of haptic-related software and patented technologies and will collect license and royalty revenue. As of April 1, 2010, the Company reorganized into one segment and there is no longer management, development, operations, or administrative personnel specifically for medical operations or product lines.

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

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2012	2011	2010

North America	41%	42%	37%
Europe	13%	13%	15%
Far East	46%	45%	46%
Rest of the world	0%	0%	2%

Total	100%	100%	100%

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2012	2011	2010

United States of America	38%	40%	36%
Korea	36%	37%	35%

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment, intangibles, long-term investments, and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2012, December 31, 2011, and December 31, 2010.

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2012	2011	2010

Customer A	24%	20%	14%
Customer B	*	12%	10%
Customer C	*	*	*
Customer D	*	*	*
Customer E	*	*	*

Total	24%	32%	24%

* Revenue derived from customer represented less than 10% for the period.

Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2012	2011	2010

Customer A	*	*	37%
Customer B	33%	*	*
Customer C	38%	14%	*
Customer D	*	14%	13%
Customer E	10%	*	*

* Represents less than 10% of the Company’s outstanding accounts and other receivable.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	Mar 31, 2011

	(In thousands, except per share data)
Revenues (1)	$8,860	$7,142	$6,476	$9,691	$7,690	$6,495	$6,682	$9,768
Gross profit	8,474	6,869	6,262	9,376	7,348	6,303	6,435	9,294
Operating income (loss)	(171)	(2,938)	(2,310)	324	225	(1,042)	(1,113)	1,877
Income (loss) from continuing operations before provision for taxes	(145)	(2,872)	(2,242)	334	257	(984)	(1,061)	1,939
Provision for income taxes	(55)	(118)	(66)	(553)	(527)	(428)	(267)	(594)
Income (loss) from continuing operations	(200)	(2,990)	(2,308)	(219)	(270)	(1,412)	(1,328)	1,345
Net income from discontinued operations (net of tax)	0	0	153	0	0	0	18	43
Net income (loss)	(200)	(2,990)	(2,155)	(219)	(270)	(1,412)	(1,310)	1,388
Basic net income (loss) per share
Continuing operations (2)	$(0.01)	$(0.11)	$(0.08)	$(0.01)	$(0.01)	$(0.05)	$(0.05)	$0.05
Discontinued operations (2)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total (2)	$(0.01)	$(0.11)	$(0.08)	$(0.01)	$(0.01)	$(0.05)	$(0.05)	$0.05
Shares used in calculating basic net income (loss) per share	27,288	27,658	28,058	27,941	28,471	28,918	28,610	28,249

Diluted net income (loss) per share
Continuing operations (2)	$(0.01)	$(0.11)	$(0.08)	$(0.01)	$(0.01)	$(0.05)	$(0.05)	$0.05
Discontinued operations (2)	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Total (2)	$(0.01)	$(0.11)	$(0.08)	$(0.01)	$(0.01)	$(0.05)	$(0.05)	$0.05
Shares used in calculating diluted net income (loss) per share	27,288	27,658	28,058	27,941	28,471	28,918	28,610	28,960

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 6, 2013

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

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2013 annual stockholders’ meeting.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2013 annual stockholders’ meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” in Immersion’s definitive Proxy Statement for its 2013 annual stockholders’ meeting.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2013 annual stockholders’ meeting.

Item 14.  Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2013 annual stockholders’ meeting.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2012, 2011, and 2010 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II—Valuation and Qualifying Accounts	Page 84

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.	Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969		November 1, 2007

3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969		August 14, 2000

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969		July 29, 2003

10.1	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361		November 5, 1999

10.2	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361		October 5, 1999

10.3	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969		October 13, 2000

10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607		September 8, 2003

10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		February 13, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607		March 24, 2004

10.7	Form of Indemnity Agreement.	S-3/A	333-108607		March 24, 2004

10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969		March 1, 2007

10.9	2007 Equity Incentive Plan with Forms of Notice of Stock Option and Forms of Stock Option Agreement (for both U.S. and Non-U.S. Participants) dated June 6, 2007.	8-K	000-27969		June 12, 2007

10.10	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10.11	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969		August 8, 2008

10.12	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969		November 7, 2008

10.13	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	8-K	000-27969		March 4, 2009

10.14*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969		March 30, 2010

10.15*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010

10.16*	Offer Letter dated July 16, 2009 by and between Joseph LaValle and the Company.	10-K	000-27969		March 11, 2011

10.17*	Retention and Ownership Change Event Agreement dated September 3, 2010 by and between Immersion Corporation and Joe LaValle.	10-Q	000-27969		May 6, 2011

10.18	Agreement dated March 9, 2011 by and between Dialectic Capital Partners, LP and related parties and Immersion Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on March 10, 2011)	10-Q	000-27969		May 6, 2011

10.19*	2011 Equity Incentive Plan.	10-Q	000-27969		August 5, 2011

10.20*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969		August 5, 2011

10.21*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969		August 5, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.22*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969		August 5, 2011

10.23	Lease Termination agreement between Super Micro Computer, Inc. and Immersion Corporation dated September 15, 2011.	10-Q	000-27969		November 7, 2011

10.24	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969		November 7, 2011

10.25*	Offer Letter dated April 27, 2012 by and between Immersion Corporation and Paul Norris (incorporated by reference to Exhibit 10.01 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on May 3, 2012).	10-Q	000-27969		August 7, 2012

10.26*	Retention and Ownership Change Event Agreement dated May 11, 2012 by and between Immersion Corporation and Paul Norris.	10-Q	000-27969		August 7, 2012

21.1	Subsidiaries of Immersion Corporation.	10-K	000-27969		March 9, 2009
23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.1**	Interactive data files formatted in XBRL pursuant to Rule 405 of Regulation S-T.					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan required to be filed pursuant to Item 15(b) of Form 10-K.

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

Date: March 6, 2013

IMMERSION CORPORATION

By	/s/ PAUL NORRIS
Paul Norris
Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and Paul Norris, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ VICTOR VIEGAS Victor Viegas	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013

/S/ PAUL NORRIS Paul Norris	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013

/S/ CARL SCHLACHTE Carl Schlachte	Director	March 6, 2013

/S/ JACK SALTICH Jack Saltich	Director	March 6, 2013

/S/ JOHN FICHTHORN John Fichthorn	Director	March 6, 2013

/S/ DAVID SUGISHITA David Sugishita	Director	March 6, 2013

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Costs and Expenses	Deductions/ Write-offs	End of Period
	(In thousands)
Year ended December 31, 2012
Allowance for doubtful accounts	$21	$113	$0	$134
Year ended December 31, 2011
Allowance for doubtful accounts	$97	$(71)	$5	$21
Year ended December 31, 2010
Allowance for doubtful accounts	$207	$(40)	$70	$97