Form 10-Q
period 2013-03-31
IMMERSION CORP
filed 2013-05-07
CIK 1058811

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

                                                 Yes [    ]                                 No [ X ]

Number of shares of common stock outstanding at April 26, 2013: 27,897,649.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,223	$4,558
Short-term investments	33,994	38,988
Accounts and other receivables (net of allowances for doubtful accounts of: $150 and $134, respectively)	3,342	1,878
Inventories	76	141
Deferred income taxes	165	165
Prepaid expenses and other current assets	523	706

Total current assets	68,323	46,436
Property and equipment, net	1,193	1,281
Intangibles and other assets, net	16,271	15,725

Total assets	$85,787	$63,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$338
Accrued compensation	1,756	2,502
Other current liabilities	3,246	1,022
Deferred revenue and customer advances	19,139	3,934

Total current liabilities	25,740	7,796
Long-term deferred revenue	9,581	10,221
Deferred income tax liabilities	165	165
Other long-term liabilities	598	619

Total liabilities	36,084	18,801
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 32,761,512 and 32,278,330 shares issued, respectively; 27,778,768 and 27,295,586 shares outstanding, respectively	189,634	186,822
Accumulated other comprehensive income	106	109
Accumulated deficit	(109,468)	(111,721)
Treasury stock at cost: 4,982,744 shares	(30,569)	(30,569)

Total stockholders’ equity	49,703	44,641

Total liabilities and stockholders’ equity	$85,787	$63,442

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Revenues:
Royalty and license	$13,649	$9,085
Product sales	19	272
Development contracts and other	192	334

Total revenues	13,860	9,691

Costs and expenses:
Cost of revenues (exclusive of amortization, abandonment, and impairment of intangibles shown separately below)	148	315
Sales and marketing	2,247	1,746
Research and development	2,573	2,194
General and administrative	6,138	4,771
Amortization, abandonment, and impairment of intangibles	494	341

Total costs and expenses	11,600	9,367

Operating income	2,260	324
Interest and other income	10	10

Income before provison for income taxes	2,270	334
Provision for income taxes	(17)	(553)

Net income (loss)	$2,253	$(219)

Basic net income (loss) per share	$0.08	$(0.01)

Shares used in calculating basic net income (loss) per share	27,424	27,941

Diluted net income (loss) per share	$0.08	$(0.01)

Shares used in calculating diluted net income (loss) per share	28,294	27,941

Other comprehensive loss
Change in unrealized gains (losses) on short-term investments	(3)	(19)

Total other comprehensive loss	(3)	(19)

Total comprehensive income (loss)	$2,250	$(238)

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income (loss)	$2,253	$(219)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	164	166
Amortization, abandonment, and impairment of intangibles	494	341
Stock-based compensation	1,037	720
Allowance (recovery) for doubtful accounts	16	0
Changes in operating assets and liabilities:
Accounts and other receivables	(1,480)	(1,475)
Inventories	65	(108)
Prepaid expenses and other current assets	183	56
Other assets	(13)	(20)
Accounts payable	1,113	1,303
Accrued compensation and other current liabilities	1,280	(415)
Deferred revenue and customer advances	14,565	1,097
Other long-term liabilities	(21)	343

Net cash provided by operating activities	19,656	1,789

Cash flows provided by (used in) used in investing activities:
Purchases of available-for-sale investments	(9,996)	(14,979)
Proceeds from maturities of available-for-sale investments	15,000	15,000
Additions to intangibles	(694)	(596)
Purchases of property and equipment	(76)	(828)

Net cash provided by (used in) investing activities	4,234	(1,403)

Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	72	51
Exercise of stock options	1,703	852

Net cash provided by financing activities	1,775	903

Net increase in cash and cash equivalents	25,665	1,289
Cash and cash equivalents:
Beginning of the period	4,558	7,298

End of the period	$30,223	$8,587

Supplemental disclosure of cash flow information:
Cash paid for taxes	$14	$6

Supplemental disclosure of non-cash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$788	$644

Release of Restricted Stock Units and Awards under company stock plan	$1,491	$780

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. It is an intellectual property (“IP”) and technology licensing company that creates, designs, develops, and licenses patented haptic innovations and technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

•

Persuasive evidence of an arrangement exists. For a license arrangement, the Company requires a written contract, signed by both the customer and the Company. For a stand-alone product sale, the Company requires a purchase order or other form of written agreement with the customer.

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

Royalty and license revenue — The Company licenses its patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. The Company recognizes fixed license fee revenue for licenses to IP and software when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

Development contracts and other revenue — Development contracts and other revenue are comprised of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by the Company based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or front-end loaded; the upfront fees are recognized ratably over contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

Product sales — The Company recognizes revenue from the sale of products and the license of associated software, if any, and expenses all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. The Company typically grants to customers a warranty that guarantees the products will substantially conform to the Company’s current specifications for generally three to twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant.

Comprehensive Loss

Comprehensive loss includes net loss as well as other items of comprehensive income or loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of tax. The changes in accumulated other comprehensive income (loss) are as below.

	Three Months Ended March 31, 2013

	Unrealized Gains
	and Losses on	Foreign
	Available-for Sale	Currency
	Securities	Items	Total
	(In thousands)

Beginning balance	$8	$101	$109
Other comprehensive income (loss) before reclassifications	(3)	0	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	(3)	0	(3)

Ending Balance	$5	$101	$106

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ratified Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Comprehensive Income” (“ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”) including AOCI balances by component and significant items reclassified out of AOCI. This ASU is effective for reporting periods beginning after December 15, 2012, and is being applied prospectively. These amendments will change the manner in which the Company presents comprehensive income by reporting these additional disclosure items in the condensed consolidated statements of operations and comprehensive loss or footnotes when they occur.

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

Financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are classified based on the valuation technique in the table below:

	March 31, 2013
	Fair value measurements using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable	Inputs
	Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$33,994	$0	$33,994
Money market accounts	8,047	0	0	8,047

Total assets at fair value	$8,047	$33,994	$0	$42,041

      The above table excludes $22.2 million of cash held in banks.

	December 31, 2012
	Fair value measurements using
	Quoted Prices in	Significant	Significant
	Active Markets	Other	Unobservable
	for Identical	Observable	Inputs
	Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$38,988	$0	$38,988
Money market accounts	52	0	0	52

Total assets at fair value	$52	$38,988	$0	$39,040

 The above table excludes $4.5 million of cash held in banks.

Short-term Investments

	March 31, 2013

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$ 33,990	$4	$0	$ 33,994

Total	$ 33,990	$4	$0	$ 33,994

	December 31, 2012

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$ 38,980	$8	$0	$ 38,988

Total	$ 38,980	$8	$0	$ 38,988

The contractual maturities of the Company’s available-for-sale securities on March 31, 2013 and December 31, 2012 were all due within one year.

3. ACCOUNTS AND OTHER RECEIVABLES

	March 31,	December 31,
	2013	2012
	(In thousands)

Trade accounts receivable	$2,844	$1,528
Receivables from vendors and other	498	350

Accounts and other receivables	$3,342	$1,878

4. INVENTORIES

	March 31,	December 31,
	2013	2012
	(In thousands)

Raw materials and subassemblies	$69	$138
Finished goods	7	3

Inventories	$76	$141

5. PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2013	2012
	(In thousands)

Computer equipment and purchased software	$3,779	$3,748
Machinery and equipment	654	654
Furniture and fixtures	575	546
Leasehold improvements	899	884

Total	5,907	5,832
Less accumulated depreciation	(4,714)	(4,551)

Property and equipment, net	$1,193	$1,281

6. INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2013	2012
	(In thousands)

Patents and trademarks	$27,057	$26,206
Other assets	192	192

Gross intangibles and other assets	27,249	26,398
Accumulated amortization of patents and trademarks	(10,978)	(10,673)

Intangibles and other assets, net	$16,271	$15,725

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding abandonments or impairments was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Amortization of Intangibles - excluding abandonments or impairments	$298	$242

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of March 31, 2013.

Estimated Amortization Expense
(In thousands)
Remainder of 2013	$885
2014	1,075
2015	968
2016	882
2017	756
Thereafter	2,102

Total	$6,668

Patents in process included in patents and trademarks were as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Patents in process	$9,411	$9,270

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7.   COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	March 31,	December 31,
	2013	2012
	(In thousands)

Accrued legal	$2,603	$410
Income taxes payable	11	30
Other current liabilities	632	582

Total other current liabilities	$3,246	$1,022

Deferred revenue	$19,139	$3,920
Customer advances	0	14

Total deferred revenue and customer advances	$19,139	$3,934

8.   LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$8,887	$9,636
Other deferred revenue	694	585

Long-term deferred revenue	$9,581	$10,221

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

March 31,
2013
Common stock shares available for grant	2,037,130
Common stock options outstanding	3,738,174
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	794,165

  Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2013, 498,522 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2013 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2012 are 10,656. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months
Ended
March 31,
2013

Shares purchased under ESPP	16,003
Average price of shares purchased under ESPP	$4.51
Intrinsic value of shares purchased under ESPP	$36,727

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the three months ended March 31, 2013 and year ended December 31, 2012:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2013	2012

Beginning outstanding balance	3,155,631	3,267,838
Granted	877,500	425,150
Exercised	(273,957)	(231,403)
Forfeited and cancelled	(21,000)	(305,954)

Ending outstanding balance	3,738,174	3,155,631

Aggregate intrinsic value of options exercised	$872,353	$443,000
Weighted average fair value of options granted	5.31	3.35

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at March 31, 2013 and December 31, 2012 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (years)	(In millions)
December 31, 2012
Options outstanding	3,155,631	$6.65	5.24	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,019,979	6.67	5.17	3.4
Options exercisable	2,329,987	6.91	4.69	2.5

March 31, 2013
Options outstanding	3,738,174	$7.33	5.59	$17.2
Options vested and expected to vest using estimated forfeiture rates	3,445,934	7.24	5.49	16.2
Options exercisable	2,123,986	6.90	4.71	11.0

Summary of Restricted Stock Units

RSU activity for the three months ended March 31, 2013 and year ended December 31, 2012 was as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2013	2012
Beginning outstanding balance	708,651	407,765
Awarded	290,150	555,911
Released	(193,222)	(203,519)
Forfeited	(11,414)	(51,506)

Ending outstanding balance	794,165	708,651

Weighted average grant date fair value of RSUs granted	$7.02	$6.64
Total fair value of RSUs released	1,491,038	1,128,000
Total fair value of RSUs remaining unvested	9,323,497	4,868,000

Information regarding RSUs outstanding at March 31, 2013 and December 31, 2012 is summarized below:

		Weighted
		Average	Aggregate
		Remaining	Intrinsic	Fair
	Number of	Contractual	Value	Value
	Shares	Life (years)	(In millions)	(In millions)
December 31, 2012
RSUs outstanding	708,651	1.09	$4.9	$4.9
RSUs vested and expected to vest using estimated forfeiture rates	588,170	1.05	4.0

March 31, 2013
RSUs outstanding	794,165	1.59	$9.3	$9.3
RSUs vested and expected to vest using estimated forfeiture rates	638,628	1.38	7.5

Summary of Restricted Stock Awards

Restricted stock award activity for the three months ended March 31, 2013 and year ended December 31, 2012 was as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2013	2012

Beginning outstanding balance	44,000	18,000
Awarded	0	57,750
Released	0	(31,750)
Forfeited	0	0

Ending outstanding balance	44,000	44,000

Weighted average grant date fair value of restricted stock awarded	$0.00	$5.70
Total fair value of restricted stock awards released	0	171,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s Stock Plans were as follows:

	Three Months Ended
	March 31,
Options	2013		2012
Expected life (in years)	4.7		4.5
Volatility	69%		71%
Interest rate	0.8%		0.8%
Dividend yield	N/	A	N/	A

Employee Stock Purchase Plan	2013		2012
Expected life (in years)	0.5		0.5
Volatility	66%		72%
Interest rate	0.1%		0.1%
Dividend yield	N/	A	N/	A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$163	$115
Research and development	314	209
General and administrative	560	396

Total	$1,037	$720

As of March 31, 2013, there was $8.9 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.65 years for options, 2.31 years for RSUs, and 0.17 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months ended March 31, 2013 and 2012, there were no stock repurchases under this program, but the program currently remains available.

10. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Income before provision for income taxes	$2,270	$334
Provision for income taxes	(17)	(553)
Effective tax rate	0.7%	165.6%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three months ended March 31, 2013 is primarily as a result of estimated state taxes. The income tax provision for the three months ended March 31, 2012 is primarily as a result of foreign withholding tax expense.

As of March 31, 2013, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $685,000, including interest of $58,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $257,000. There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2013. The Company expects to release reserves and record a tax benefit due to the expiration of the statute of limitations during the next nine months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at March 31, 2013 as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. The Company expects to have better visibility into its near term projected results in the second half of the current year. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. Diluted net income (loss) per share is based upon the weighted average common shares outstanding for the period plus dilutive potential shares including unvested restricted stock, RSUs, and stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012

Numerator:

Net income (loss) used in computing basic and diluted net income (loss) per share	$2,253	$(219)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	27,424	27,941
Dilutive potential common shares:
Restricted Stock and RSUs	303	0
Stock options	567	0

Shares used in computation of diluted net income (loss) per share	28,294	27,941

Basic net income (loss) per share	$0.08	$(0.01)

Diluted net income (loss) per share	$0.08	$(0.01)

For the three months ended March 31, 2013, options to purchase approximately 1.4 million shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $7.84 per share were not included in the calculation because the effect would have been anti-dilutive.

As of March 31, 2012, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended March 31, 2012, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31,
2012

Outstanding stock options	2,972,892
Unvested restricted stock awards	0
Unvested RSUs	749,904

12. CONTINGENCIES

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

The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of the Company against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. On May 3, 2010, the court issued an order staying the action, and that stay was lifted following dismissal of the securities class action in December 2011. On October 31, 2012, plaintiffs filed a statement with the Court indicating that in light of the settlement of the related Kasmer v. Richardson action, they intended to voluntarily dismiss their action with prejudice once the time to appeal the Kasmer settlement approval order had expired. The parties jointly moved to dismiss the action on January 2, 2013, and the Court dismissed the action with prejudice on January 4, 2013.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

OVERVIEW

We are a premier IP and technology licensing company focused on the creation, design, development, and licensing of patented haptic innovations and technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. Our mission is to transform user experiences through groundbreaking innovations and technologies designed to provide unique and customizable touch feedback effects, excite the senses in games, videos and music, restore mechanical feel by providing intuitive and unmistakable confirmation, improve safety by overcoming distractions, and expand usability when audio and visual feedback are ineffective or inefficient. While we believe that our innovations are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. We manage these market areas under one operating and reportable segment.

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,300 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

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

•

Persuasive evidence of an arrangement exists. For a license arrangement, we require a written contract, signed by both the customer and us. For a stand-alone product sale, we require a purchase order or other form of written agreement with the customer.

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

Royalty and license revenue — We license our patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. We recognize fixed license fee revenue for licenses to our IP and software when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

Development contracts and other revenue — Development contracts and other revenue are comprised of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by us based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or front-end loaded; the upfront fees are recognized ratably over contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognizes per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

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

Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render inaccurate our current assumptions, judgments, and estimates of recoverable net deferred tax assets. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations. See Note 10 to the condensed consolidated financial statements for further information concerning income taxes.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the three months ended March 31, 2013, we capitalized costs associated with patents and trademarks of $1.0 million. Our total amortization expense (exclusive of abandonments or impairments of $196,000) for the same period was $298,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

The following discussion and analysis includes our results of operations for the three months ended March 31, 2013 and 2012.

Overview

Royalty and license revenue increased by 50%, and our total revenue increased by 43% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in royalty and license revenue was primarily due to increased mobility revenue.

Our net income was $2.3 million during the three months ended March 31, 2013 as compared to a net loss of $219,000 for the three months ended March 31, 2012. The increase in net income was primarily due to increased gross profit of $4.3 million resulting primarily from additional royalty and license revenue partially offset by higher operating expenses which include an increase in general and administrative expenses, mainly due to increased litigation expenses of approximately $1.6 million.

In 2013, we expect royalty and license revenue to be the major component of our total revenues as our technology continues to be included in more of our licensees’ products and as we continue to implement our patent licensing program relating to Basic Haptics. IP litigation may cause us to expend significant financial resources in the future and have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	March 31,		Change	% Change
REVENUES	2013	2012

	(In thousands)

Three months ended:

Royalty and license	$13,649	$9,085	$4,564	50%
Product sales	19	272	(253)	(93)%
Development contracts and other	192	334	(142)	(43)%

Total Revenues	$13,860	$9,691	$4,169	43%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our software and IP portfolio. The increase in royalty and license revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to increases in royalty and license revenue from our mobility and medical licensees partially offset by decreases from our gaming licensees.

Royalty and license revenue from mobility customers increased by 138% primarily due to increased mobility revenue from a new multi-year license agreement entered into with Samsung in March 2013. In addition, the increase in royalty and license revenue for mobility customers was due to additional volume of new handsets and other devices sold primarily by Korean and Japanese licensees, and was partially offset by decreased license revenues from our European market. We anticipate that the mobility line of business will continue to be an important line of business as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in China, Korea, and Japan. We typically experience seasonally higher revenue from our mobility customers due to the reporting of holiday sales in the first calendar quarter.

Royalty and license revenue from medical customers increased by 40% primarily due to additional royalty revenue from increased royalties reported by our licensees.

Royalty and license revenue from gaming customers decreased by 27% mainly due to a decrease in units shipped by certain licensees. This decrease was primarily due to the current softness in the console gaming market mainly as reflected in lower new third-party product sales during the fourth calendar quarter holiday season. Our gaming royalty revenue is seasonal, with holiday sales primarily reported during our first calendar quarter. Revenue from gaming customers can also fluctuate based upon consumer gaming preferences and the timing of introductions of new gaming console systems.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP.

Product sales — Product sales are currently comprised primarily of actuators, design kits, and integrated circuits. The decrease in product sales primarily reflects a reduction in medical product sales specifically related to our Virtual IV simulator product. In December of 2012 we entered into a royalty generating licensing agreement with our Virtual IV customer in accordance with which we no longer produce the Virtual IV system. As a result of this agreement, and as a result of a continuing focus on licensing our software and patents, we expect product sales will not be a significant portion of our revenue in the future.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue from commercial contracts, primarily engineering services for customers. Development contracts and other revenue decreased mainly due to a decrease in one time contract engineering services revenue from certain mobility customers partially offset by an increase in revenue from ongoing engineering services from certain mobility customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the three months ended March 31, 2013, revenue generated in North America, Europe, Far East, and Rest of the World represented 29%, 2%, 69%, and 0% of total revenue, respectively, compared to 48%, 13%, 39%, and 0% of total revenue, respectively, for the three months ended March 31, 2012. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East offset by a decrease in royalty and license revenue in North America and Europe. The increase in royalty and license revenue from the Far East was mainly due to increased license and royalty revenue from our mobility licensees in Korea and Japan, including increased revenue recognized under the new agreement entered into with Samsung. The decrease in royalty and license revenue in North America was primarily due to a decrease in royalty and license revenue from our gaming licensees partially offset by an increase in royalty and license revenue from our medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees.

	March 31,		Change	% Change
COST OF REVENUES	2013	2012
	(Dollars in thousands)
Three months ended:

Cost of revenues	$148	$315	$(167)	(53)%
% of total revenues	1%	3%	(2)%

Cost of Revenues — Our cost of revenues consists primarily of labor related costs for development contracts and other; as well as direct materials, contract manufacturing, and other overhead costs for product sales. It excludes amortization and abandonment or impairment of intangibles. Lower product sales was the major contributor to the overall reduction in cost of revenues for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Specifically, the decrease in cost of revenues for 2013 as compared to 2012 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $114,000, decreased obsolescence expense of $39,000, and decreased warranty and repair expense of $20,000. As previously discussed, we entered into a royalty generating licensing agreement with our Virtual IV customer and we will no longer produce the Virtual IV system. As a result of this agreement, and as a result of a continuing focus on licensing our software and patents, we expect cost of revenue will continue to be significantly reduced in 2013 compared to 2012.

	March 31,		Change	% Change
OPERATING EXPENSES	2013	2012
	(Dollars in thousands)

Three months ended:

Sales and marketing	$2,247	$1,746	$501	29%
% of total revenue	16%	18%	(2)%

Research and development	$2,573	$2,194	$379	17%
% of total revenue	19%	23%	(4)%

General and administrative	$6,138	$4,771	$1,367	29%
% of total revenue	44%	49%	(5)%

Amortization and abandonment or impairment of intangibles	$494	$341	$153	45%
% of total revenue	4%	4%	0%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to increased compensation, benefits, and other related costs of $305,000, mainly due to increased sales and marketing headcount; increased marketing, advertising, and public relations costs of $95,000 and increased consulting expenses of $41,000, both due to current marketing initiatives; and increased travel of $55,000 mainly due to increased headcount. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to increased compensation, benefits, and other related costs of $293,000 mainly due to increased headcount and related expense, increased consulting expense of $63,000, and increased lab and prototyping costs of $30,000. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to increased legal, professional, and license fee expenses of $1.0 million along with increased compensation, benefits, and other related costs of $332,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $1.6 million relating to ongoing and completed litigation, partially offset by decreased other professional fees and consulting expense of $372,000 and decreased patent related legal costs of $232,000. The increased compensation, benefits, and other related costs were mainly due to increased headcount. We will continue to incur costs related to litigation, which will cause our general and administrative expenses to be significant as we continue to assert our IP and contractual rights and defend any lawsuits brought against us, but we expect legal expenses to be reduced in 2013 due to litigation settlements in 2012 and the anticipated impact of a change in legal strategy related to our current litigation.

Amortization, Abandonment, and Impairment of Intangibles — Our amortization, abandonment, and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with write off of abandoned and expired patents. Amortization, abandonment, and impairment of intangibles increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 mainly due to increased write off of abandoned and expired patents as well as increased amortization due to the increased number of patents.

	March 31,		Change	% Change
PROVISION FOR TAXES	2013	2012
	(Dollars in thousands)
Three months ended:

Provision for income taxes	$(17)	$(553)	$536	97%
Income from continuing operations before income taxes	$2,270	$334
Effective tax rate	0.7%	165.6%

Provision for Income Taxes — The income tax provision decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to decreased foreign withholding tax expense.

We maintained a valuation allowance for our entire deferred tax assets at March 31, 2013 and March 31, 2012 as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and limited visibility into our near term projected results. The process of evaluating the need to continue with a valuation allowance for deferred tax assets is highly subjective and requires significant judgment at many points during the analysis. In the three months of fiscal 2013, we entered into a multi-year revenue arrangement with one of our key customers that contributed to our profitability in the first quarter and has provided us better visibility to our projected results for fiscal 2013. However, at this time, there is still a significant amount of uncertainty with respect to our projected results primarily due to variability in per unit royalty revenues which are difficult to predict. If our current projected income levels for the second half of this fiscal year materialize, we expect to be in a position to release a substantial portion of the valuation allowance for deferred tax assets during the fourth quarter of this fiscal year. In the event that we determine the deferred tax assets are realizable, an adjustment to the valuation allowance will increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next nine months. As of March 31, 2013, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $257,000.

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

On March 31, 2013, our cash, cash equivalents, and short-term investments totaled $64.2 million, an increase of $20.7 million from $43.5 million on December 31, 2012.

Cash provided by operating activities

Net cash provided by operating activities during the three months ended March 31, 2013 was $19.7 million, an increase of $17.9 million from the $1.8 million provided by operating activities during the three months ended March 31, 2012. Cash provided by operating activities during 2013 was primarily the result of our net income of $2.3 million, an increase of $14.6 million due to a change in deferred revenue and customer advances primarily due to additional deferred revenue mainly due to new agreements and projects with customers, an increase of $1.3 million due to a change in accrued compensation and other current liabilities mainly from the timing of payments to vendors, an increase of $1.1 million due to a change in accounts payable mainly from the timing of payments to vendors, and an increase of $183,000 primarily due to a change in prepaid expenses and other current assets. The amount of cash provided by operating activities during 2013 as compared to our net income was also affected by noncash charges and credits of $1.7 million, including $1.0 million of noncash stock-based compensation, $494,000 in amortization, abandonment, and impairment of intangibles, and $164,000 in depreciation and amortization. These increases were partially offset by a decrease of $1.5 million due to a change in accounts and other receivables mainly due to the timing of customer billings.

Cash provided by (used in) investing activities

Net cash provided by investing activities during the three months ended March 31, 2013 was $4.2 million, compared to the $1.4 million used in investing activities during the three months ended March 31, 2012. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $15.0 million. This was partially offset by purchases of short-term investments of $10.0 million and additions to intangibles of $694,000 primarily due to capitalization of external patent filing and application costs.

Cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2013 was $1.8 million compared to the $903,000 provided during the three months ended March 31, 2012, an increased source of cash of $872,000. Cash provided by financing activities during the three months ended March 31, 2013 was due to the exercise of stock options and the issuance of common stock under the ESPP.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive IP portfolio, which is expected to result in the continued use of cash. Our board of directors has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has $19.4 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2013 will be less than $500,000. We anticipate that capitalization of external patent filings and application costs for the year ended December 31, 2013 will be approximately $3.5 million. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. Our principal commitments as of March 31, 2013 consist of obligations under operating leases and non-cancellable unconditional purchase obligations. There have been no material changes in those obligations during the three months ended March 31, 2013.

As of March 31, 2013, we had a liability for unrecognized tax benefits totaling $685,000 including interest of $58,000, of which approximately $257,000 could be payable in cash. We expect to release reserves and record a tax benefit due to the expiration of the statute of limitations during the next nine months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $42.0 million as of March 31, 2013, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $86,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2013, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The derivative complaints arise from the same or similar alleged facts as the federal securities actions and seek to bring state law causes of action on behalf of us against the individual defendants for breaches of fiduciary duty, gross negligence, abuse of control, gross mismanagement, breach of contract, waste of corporate assets, unjust enrichment, as well as for violations of federal securities laws. The federal derivative complaints seek compensatory damages, corporate governance changes, unspecified equitable and injunctive relief, the imposition of a constructive trust, and restitution. On November 17, 2009, the court consolidated these actions as In re Immersion Corporation Derivative Litigation and appointed lead counsel. On May 3, 2010, the court issued an order staying the action, and that stay was lifted following dismissal of the securities class action in December 2011. On October 31, 2012, plaintiffs filed a statement with the Court indicating that in light of the settlement of the related Kasmer v. Richardson action, they intended to voluntarily dismiss their action with prejudice once the time to appeal the Kasmer settlement approval order had expired. The parties jointly moved to dismiss the action on January 2, 2013, and the Court dismissed the action with prejudice on January 4, 2013.

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

On November 21, 2012, we entered into a confidential settlement agreement with Motorola. On January 15, 2013, the Administrative Law Judge issued an Initial Determination terminating the ITC investigation as to Motorola. On March 15, 2013, we dismissed the Motorola Delaware Complaint.

On March 12, 2013, we filed motions to suspend the procedural schedule and to terminate the ITC investigation against HTC. The Administrative Law Judge issued an order granting the motion to suspend the procedural schedule on March 19, 2013 and issued an Initial Determination terminating the ITC investigation as to HTC on March 27, 2013. The decision became final on April 26, 2013.

We requested that the U.S. District Court for the District of Delaware re-open the case against HTC filed in that Court, and the case was reopened on May 1, 2013. We filed an amended complaint on May 3, 2013.

In the United States Patent Office, HTC has filed requests for ex-parte reexamination of three of Immersion’s patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012. On March 19, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’999 patent, rejecting claims 1-3, 6, 8-11, and 13-16. On April 2, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’720 patent, rejecting claims 1-4, 10-13, 15-17, 19, 22, 23, 29, 30, and 33. The Patent Office has not yet issued any office actions in the reexamination of the ’288 patent.

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

Company Risks

If we are unable to enter into new and renewed licensing arrangements with our existing licensees and with additional third-party manufacturers for our touch-enabling technologies, our royalty revenue may not grow and could decline.

Our revenue growth is largely dependent on our ability to enter into new and renewed licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

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

•	challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies;

•	difficulties in persuading existing and potential licensees to bear the additional costs necessary to incorporate our technologies into their products;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

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

Samsung Electronics Co., Ltd. accounted for approximately 51% of our total revenues for the three months ended March 31, 2013 and accounted for approximately 20% of our total revenues for the three months ended March 31, 2012. One other customer accounted for approximately 11% of our total revenues for the three months ended March 31, 2012. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Future revenue is difficult to predict, and our failure to predict revenue accurately may cause our results to be below our expectations or those of investors and result in our stock price declining.

Our lengthy and costly license negotiation cycle and any IP litigation that we may engage in make our future revenue difficult to predict because we may not be successful in entering into or renewing licenses with our customers on our estimated timelines, and we may be reliant on litigation timelines, which are difficult to control, with unpredictable results.

While some of our license agreements provide for fixed royalty payments, many of our license agreements provide for per-unit royalties, and may also be subject to adjustments based on volume. The sales volume and prices of our licensees’ products in any given period can be difficult to predict.

In addition, a portion of our revenue comes from development and support services provided to our licensees, or may be part of a contractual arrangement involving multiple elements. Depending upon the nature of the services or elements, all or a portion of the revenue may be recognized ratably over time or may be deferred in part or in whole.

All of these factors make it difficult to predict future revenue and may result in our revenue being below our previously announced guidance or analysts’ estimates, which would likely cause our stock price to decline.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

As more fully described under “Legal Proceedings,” we are currently involved in litigation involving some of our patents. The defendant in this litigation has challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in our litigation. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. If some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed.

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

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. The time to resolution and complexity of our litigation, its significance to our business, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation all could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

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

Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may, at some time during the term of their agreements with us, interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee. Many of our customers report royalties to us based on their shipments or their revenues and their interpretation and allocation of contracted royalty rates. It is possible that the originally reported royalties could differ materially from those determined by either a customer self-reported correction or from an audit we have performed. These interpretations may also cause disagreements arising during customer audits, may lead to claims or litigation, and may have an adverse effect on the results of our operations. Further, although our agreements generally give us the right to audit books and records of our licensees, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Pursuant to our license compliance program, we audit certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the likelihood that we will not receive the royalty revenues to which we are entitled under the terms of our license agreements, but we cannot give assurances that such audits will be effective.

In addition, after we enter into an agreement, it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in an unexpected manner. As a result, in any agreement, we may have granted rights that will preclude or restrict our exploitation of new opportunities that arise after the execution of the agreement.

Competing technologies may harm our business.

One of our biggest sources of competition is derived from decisions made by internal design groups at our original equipment manufacturer (“OEM”) customers and potential OEM customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, whether to use our solutions or other standard haptic capability (e.g., haptic capability offered by the Android operating system), or even whether to develop their own haptic solutions. In instances where the design team elects not to use our solutions but implements unlicensed haptic capability, we intend to seek to enforce our IP. If the OEM is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the OEM and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.

In our OEM agreements, we typically grant licenses to our patent portfolio for one or more specified fields of use. Depending on the specific terms of our agreement with an OEM, the OEM’s internal design group may be able to develop technology that is less expensive to implement or that enables products with higher performance or additional features than our own technology and products. Many of these internal design groups have substantially greater resources, greater financial strength and lower cost structures than we do. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.

In addition to licensing OEMs directly, our business also includes licensing to semiconductor manufacturers who incorporate certain of our less advanced technologies into their integrated circuits for use in certain electronic devices. While our relationships with these semiconductor manufacturers increases our distribution channels by leveraging their sales channels, it is possible that OEMs may elect to implement haptics using less advanced integrated circuit solutions rather than the higher-end solutions we offer directly, which may negatively impact our financial results.

Winning business is often subject to a competitive selection process that can be lengthy and requires us to incur significant expense, and we may not be selected.

In many cases, we must win competitive selection processes, known as “design wins,” before our haptic technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a given product area, the loss of a design win can sometimes result in our failure to have haptics added to new generation products in that area. This can result in lost sales and could hurt our position in future competitive selection processes to the extent we are not be perceived as being a technology leader.

After winning a product design for one of our customers, we may still experience delays in generating revenue as a result of lengthy customer development and design cycles. In addition, a change, delay or cancellation of a customer’s plans could significantly adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, even if a design is introduced, if our customers fail to successfully market and sell their products, it could materially adversely affect our business, financial condition, and results of operations.

We may not be able to continue to derive significant revenues from makers of peripherals for popular video gaming platforms.

A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our IP in connection with gaming on such mobile or other platforms.

Automobiles and medical devices incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive royalties for these product types.

The product development process for automobiles and medical devices is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive/medical device technologies unless and until products featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its products, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, the option packages if our technology is an option (for example, a navigation unit), or medical device, which is likely to be determined by many factors beyond our control.

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our IP to companies that manufacture and sell products incorporating our touch-enabling technologies. Sales of those products generate royalty and license revenue for us. For the three months ended March 31, 2013 and 2012, 98% and 94%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We had an accumulated deficit of $109 million as of March 31, 2013, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but seven quarters. As of March 31, 2013, we had an accumulated deficit of $109 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

 • continue to engage in research and develop our technologies;

 • increase our sales and marketing efforts;

 • attempt to expand the market for touch-enabled technologies and products;

 • protect and enforce our IP;

 • pursue strategic relationships;

 • incur costs related to pending and anticipated litigation; and

 • acquire IP or other assets from third-parties.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not achieve or maintain profitability.

We have limited engineering, customer service, technical support, quality assurance and operations resources to design and fulfill favorable software technology delivery schedules and to provide support of our different technology areas. Software and services may not be delivered in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

We deploy our limited engineering, customer service, technical support, quality assurance, and operations resources on a variety of different projects and programs intended to provide sufficient levels of quality necessary for channels and customers. Our success in various markets may depend on timely deliveries and overall levels of sustained quality and customer service. Our failure to provide favorable software technology and program deliverables and quality and customer service levels, or provide them at all, may disrupt channels and customers, harm our brand, and reduce our revenues.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

Many of our current and future software technologies are designed for use with third-party platforms or technologies. Our business in these categories relies on our access to the platforms or technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms or technologies may require paying a royalty, which lowers our product margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our software technologies can be delayed in production or can change without prior notice to us, which can result lost sales or lower margins.

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

The market for certain of our touch-enabling technologies and certain of our licensees’ touch-enabled products is at an early stage. If we and our licensees are unable to develop demand for our touch-enabling technologies and products, we may not achieve or sustain revenue growth. We cannot accurately predict the growth of the markets for these technologies and products, the timing of product introductions, or the timing or likelihood of these products achieving widespread commercial adoption.

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

In addition, our patents will continue to expire according to their terms. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•

policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States.

Any legal or administrative proceeding initiated by us to protect or enforce our IP rights may result in substantial legal expenses and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.

Our business may suffer if third parties assert that we violate their IP rights.

Third parties have previously claimed and may in the future claim that we or our customers are infringing upon their IP rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our software technologies or services in the U.S. and abroad. Claims of IP infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to perform its contractual obligations under the agreement.

We license some technologies from third parties. We must rely upon the owners of the technologies for information on the origin and ownership of the technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. If we cannot or do not license the infringed IP at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

Recent changes to U.S. patent laws and proposed changes to the rules of the U.S. PTO may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO must still implement regulations relating to these changes and the courts have yet to address the new provisions. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

If we fail to develop new or enhanced technologies for new applications and platforms, we may not be able to create a market for our technologies or our technologies may become obsolete, and our ability to grow and our results of operations might be harmed.

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new technologies to address the evolving needs of our customers. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful or timely. Any new or enhanced technologies may not be favorably received by our licensees or consumers and could damage our reputation or our brand. Expanding our technologies could also require significant additional expenses and strain our management, financial, and operational resources.

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

The current global economic conditions could materially hurt our business in a number of ways, including longer sales and renewal cycles, delays in adoption of our products or technologies, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or the sales volume of products that include our technology.

Our international expansion efforts subject us to additional risks and costs.

We currently have sales personnel in Japan, Korea, Taiwan, China, and Switzerland and we intend to expand our international activities. International operations are subject to a number of difficulties and special costs, including:

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

Our technologies are complex, and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies. Accordingly, our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our management and other key personnel, many of whom would be difficult to replace. Furthermore, we believe that there are a limited number of engineering and technical personnel that are experienced in haptics. Management and other key employees may voluntarily terminate their employment with us at any time upon short notice. The loss of management or key personnel could delay product development cycles or otherwise harm our business.

We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, some of our executive officers and key employees hold stock options with exercise prices above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.

Our current litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1- “Financial Information”.

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

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property damage, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. In addition, even though we have transitioned from the medical products line of business, we could face product liability claims for products that we have sold or that our successors have sold or may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive to defend, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology, services, or products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

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

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes which would harm our business and results of operations. In addition, certain of our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely and quality fashion at attractive prices may negatively affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events.

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

Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. A substantial portion of our research and development activities, our corporate headquarters, and other critical business operations are located near major earthquake faults in San Jose,

California, an area with a history of seismic events. An earthquake at or near our facilities could disrupt our operations and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements, as well as other multi-element arrangements;

•	seasonality in the demand for our technologies or products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	developments in and costs of pursuing any pending litigation;

•	the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;

•	the timing of work performed under development agreements; and

•	corrections and true-ups to royalty payments and royalty rates from prior periods.

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

Date: May 7, 2013

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

#      Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

*      This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**    XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.