Form 10-Q
period 2013-06-30
IMMERSION CORP
filed 2013-08-05
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of common stock outstanding at July 26, 2013: 28,540,103.

IMMERSION CORPORATION

INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	36

Item 6.	Exhibits	51

SIGNATURES		51

PART I

FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,904	$4,558
Short-term investments	56,982	38,988
Accounts and other receivables (net of allowances for doubtful accounts of: $157 and $134, respectively)	873	1,878
Inventories	41	141
Deferred income taxes	165	165
Prepaid expenses and other current assets	945	706

Total current assets	65,910	46,436
Property and equipment, net	1,118	1,281
Intangibles and other assets, net	16,575	15,725

Total assets	$83,603	$63,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$598	$338
Accrued compensation	2,459	2,502
Other current liabilities	1,035	1,022
Deferred revenue and customer advances	13,990	3,934

Total current liabilities	18,082	7,796
Long-term deferred revenue	8,817	10,221
Deferred income tax liabilities	165	165
Other long-term liabilities	573	619

Total liabilities	27,637	18,801
Contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 33,501,139 and 32,278,330 shares issued, respectively; 28,518,395 and 27,295,586 shares outstanding, respectively	195,122	186,822
Accumulated other comprehensive income	105	109
Accumulated deficit	(108,692)	(111,721)
Treasury stock at cost: 4,982,744 shares	(30,569)	(30,569)

Total stockholders’ equity	55,966	44,641

Total liabilities and stockholders’ equity	$83,603	$63,442

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues:
Royalty and license	$9,980	$5,930	$23,629	$15,015
Product sales	13	344	32	616
Development contracts and other	208	202	400	536

Total revenues	10,201	6,476	24,061	16,167

Costs and expenses:
Cost of revenues (exclusive of amortization, abandonment, and impairment of intangibles shown separately below)	127	214	275	529
Sales and marketing	2,294	1,694	4,541	3,440
Research and development	2,663	2,124	5,236	4,318
General and administrative	3,976	4,361	10,114	9,132
Amortization, abandonment, and impairment of intangibles	383	393	877	734

Total costs and expenses	9,443	8,786	21,043	18,153

Operating income (loss)	758	(2,310)	3,018	(1,986)
Interest and other income	28	68	38	78

Income (loss) from continuing operations before provision for income taxes	786	(2,242)	3,056	(1,908)
Provision for income taxes	(10)	(66)	(27)	(619)

Income (loss) from continuing operations	776	(2,308)	3,029	(2,527)
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $0, $97, $0, and $97	0	153	0	153

Net income (loss)	$776	$(2,155)	$3,029	$(2,374)

Basic net income (loss) per share
Continuing operations	0.03	(0.08)	0.11	(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$0.03	$(0.08)	$0.11	$(0.09)

Shares used in calculating basic net income (loss) per share	28,146	28,058	27,787	28,000

Diluted net income (loss) per share
Continuing operations	0.03	(0.08)	0.10	(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$0.03	$(0.08)	$0.10	$(0.09)

Shares used in calculating diluted net income (loss) per share	29,293	28,058	28,912	28,000

Other Comprehensive Income (loss)
Change in unrealized gains (losses) on short-term investments	1	2	4	(17)

Total Other Comprehensive Income (loss)	1	2	4	(17)

Total Comprehensive Income (loss)	$777	$(2,153)	$3,033	$(2,391)

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Net income (loss)	$3,029	$(2,374)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	313	327
Amortization, abandonment, and impairment of intangibles	877	734
Stock-based compensation	2,189	1,538
Allowance (recovery) for doubtful accounts	24	12
Loss on disposal of equipment	12	18
Gain on sales of discontinued operations	0	(153)
Changes in operating assets and liabilities:
Accounts and other receivables	981	(1,273)
Inventories	100	20
Prepaid expenses and other current assets	(239)	(264)
Other assets	(41)	(25)
Accounts payable	292	1,149
Accrued compensation and other current liabilities	(8)	(532)
Deferred revenue and customer advances	8,652	(502)
Other long-term liabilities	(46)	359

Net cash provided by (used in) operating activities	16,135	(966)

Cash flows provided by (used in) used in investing activities:
Purchases of available-for-sale investments	(52,971)	(29,956)
Proceeds from maturities of available-for-sale investments	35,000	35,000
Additions to intangibles	(1,770)	(1,466)
Purchases of property and equipment	(159)	(868)
Proceeds from sales of discontinued operations	0	250

Net cash provided by (used in) investing activities	(19,900)	2,960

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	72	51
Exercise of stock options	6,039	941
Purchase of treasury stock	0	(1,887)

Net cash provided by (used in) financing activities	6,111	(895)

Net increase in cash and cash equivalents	2,346	1,099
Cash and cash equivalents:
Beginning of the period	4,558	7,298

End of the period	$6,904	$8,397

Supplemental disclosure of cash flow information:
Cash paid for taxes	$5	$18

Supplemental disclosure of non-cash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$388	$644

Amounts accrued for purchase of treasury stock	$0	$161

Release of Restricted Stock Units and Awards under company stock plan	$2,942	$1,259

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Royalty and license revenue — The Company licenses its patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. The Company recognizes fixed license fee revenue for licenses to IP and software when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

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

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by the Company based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or front-end loaded; the upfront fees are recognized ratably over the contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As the Company is unable to estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

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

	Six Months Ended June 30, 2013
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$8	$101	$109
Other comprehensive income (loss) before reclassifications	(4)	0	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	(4)	0	(4)

Ending Balance	$4	$101	$105

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

Financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are classified based on the valuation technique in the table below:

	June 30, 2013 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,982	$0	$56,982
Money market accounts	3,061	0	0	3,061

Total assets at fair value	$3,061	$56,982	$0	$60,043

The above table excludes $3.8 million of cash held in banks.

	December 31, 2012 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$38,988	$0	$38,988
Money market accounts	52	0	0	52

Total assets at fair value	$52	$38,988	$0	$39,040

The above table excludes $4.5 million of cash held in banks.

Short-term Investments

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,978	$4	$0	$56,982

Total	$56,978	$4	$0	$56,982

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$38,980	$8	$0	$38,988

Total	$38,980	$8	$0	$38,988

The contractual maturities of the Company’s available-for-sale securities on June 30, 2013 and December 31, 2012 were all due within one year.

3. ACCOUNTS AND OTHER RECEIVABLES

	June 30,	December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$458	$1,528
Receivables from vendors and other	415	350

Accounts and other receivables	$873	$1,878

4. INVENTORIES

	June 30,	December 31,
	2013	2012
	(In thousands)
Raw materials and subassemblies	$41	$138
Finished goods	0	3

Inventories	$41	$141

5. PROPERTY AND EQUIPMENT

	June 30, 2013	December 31, 2012
	(In thousands)
Computer equipment and purchased software	$3,591	$3,748
Machinery and equipment	701	654
Furniture and fixtures	578	546
Leasehold improvements	899	884

Total	5,769	5,832
Less accumulated depreciation	(4,651)	(4,551)

Property and equipment, net	$1,118	$1,281

6. INTANGIBLES AND OTHER ASSETS

	June 30,	December 31,
	2013	2012
	(In thousands)
Patents and trademarks	$27,620	$26,206
Other assets	206	192

Gross intangibles and other assets	27,826	26,398
Accumulated amortization of patents and trademarks	(11,251)	(10,673)

Intangibles and other assets, net	$16,575	$15,725

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding abandonments or impairments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Amortization of Intangibles-excluding impairments or abandonments	$319	$272	$617	$514

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of June 30, 2013.

Estimated Amortization Expense
(In thousands)
Remainder of 2013	$619
2014	1,136
2015	1,030
2016	940
2017	814
Thereafter	2,394

Total	$6,933

Patents in process included in patents and trademarks were as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Patents in process	$9,436	$9,270

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7. COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	June 30,	December 31,
	2013	2012
	(In thousands)
Accrued legal	$444	$410
Income taxes payable	14	30
Other current liabilities	577	582

Total other current liabilities	$1,035	$1,022

Deferred revenue	$13,989	$3,920
Customer advances	1	14

Total deferred revenue and customer advances	$13,990	$3,934

8. LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$8,137	$9,636
Other deferred revenue	680	585

Long-term deferred revenue	$8,817	$10,221

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

June 30,
2013
Common stock shares available for grant	1,828,299
Common stock options outstanding	3,238,719
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	727,973

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2013, 498,522 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2013 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2012 are 10,656. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2013
Shares purchased under ESPP	16,003
Average price of shares purchased under ESPP	$4.51
Intrinsic value of shares purchased under ESPP	$36,727

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the six months ended June 30, 2013 and year ended December 31, 2012:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Beginning outstanding balance	3,155,631	3,267,838
Granted	1,006,700	425,150
Exercised	(900,925)	(231,403)
Forfeited and cancelled	(22,687)	(305,954)

Ending outstanding balance	3,238,719	3,155,631

Aggregate intrinsic value of options exercised	$5,390,000	$443,000
Weighted average fair value of options granted	5.59	3.35

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at June 30, 2013 and December 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2012
Options outstanding	3,155,631	$6.65	5.24	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,019,979	6.67	5.17	3.4
Options exercisable	2,329,987	6.91	4.69	2.5
June 30, 2013
Options outstanding	3,238,719	$7.67	5.93	$18.6
Options vested and expected to vest using estimated forfeiture rates	2,940,922	7.49	5.86	17.4
Options exercisable	1,643,808	6.77	5.31	11.1

Summary of Restricted Stock Units

RSU activity for the six months ended June 30, 2013 and year ended December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Beginning outstanding balance	708,651	407,765
Awarded	294,150	555,911
Released	(261,881)	(203,519)
Forfeited	(12,947)	(51,506)

Ending outstanding balance	727,973	708,651

Weighted average grant date fair value of RSUs granted	$7.12	$6.64
Total fair value of RSUs released	2,266,000	1,128,000
Total fair value of RSUs remaining unvested	9,646,000	4,868,000

Information regarding RSUs outstanding at June 30, 2013 and December 31, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2012
RSUs outstanding	708,651	1.09	$4.9	$4.9
RSUs vested and expected to vest using estimated forfeiture rates	588,170	1.05	4.0
June 30, 2013
RSUs outstanding	727,973	1.35	$9.6	$9.6
RSUs vested and expected to vest using estimated forfeiture rates	595,309	1.31	7.9

Summary of Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2013 and year ended December 31, 2012 was as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Beginning outstanding balance	44,000	18,000
Awarded	44,000	57,750
Released	(44,000)	(31,750)
Forfeited	0	0

Ending outstanding balance	44,000	44,000

Weighted average grant date fair value of restricted stock awarded	$14.09	$5.70
Total fair value of restricted stock awards released	620,000	171,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s Stock Plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Options	2013	2012	2013	2012
Expected life (in years)	4.7	4.5	4.9	4.5
Volatility	67%	70%	68%	70%
Interest rate	0.8%	0.7%	0.8%	0.7%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan	2013	2012	2013	2012
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	66%	72%
Interest rate	N/A	N/A	0.1%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Statement of Operations Classifications
Sales and marketing	$109	$109	$273	$224
Research and development	262	204	576	413
General and administrative	780	505	1,340	901

Total	$1,151	$818	$2,189	$1,538

As of June 30, 2013, there was $9.0 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.57 years for options, 2.07 years for RSUs, and 0.94 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months and six months ended June 30, 2013 there were no stock repurchases under this program, but the program currently remains available. During the three months and six months ended June 30, 2012, the Company repurchased 387,288 shares for $2.0 million at an average cost of $5.29, net of transaction costs through open market repurchases.

10. DISCONTINUED OPERATIONS

During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. The consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three months and six months ended June 30, 2013, the Company recorded no gains on sales of discontinued operations from payments on notes from the sale of the 3D product line. In the three and six months ended June 30, 2012, the Company recorded gains on sales of discontinued operations net of tax of $153,000 from payments on notes from the sale of the 3D product line.

11. INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income (loss) from continuing operations before provision for income taxes	$786	$(2,242)	$3,056	$(1,908)
Provision for income taxes	(10)	(66)	(27)	(619)
Effective tax rate	1.3%	(2.9)%	0.9%	(32.4)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provision for the three months and six months ended June 30, 2013 is primarily as a result of estimated state taxes. The income tax provision for the three months and six months ended June 30, 2012 is primarily as a result of foreign withholding tax expense.

As of June 30, 2013, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $687,000, including interest of $60,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $259,000. There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2013. The Company expects to release reserves and record a tax benefit due to the expiration of the statute of limitations during the next six months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance for its entire deferred tax assets at June 30, 2013 as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. The Company expects to have better visibility into its near term projected results in the second half of the current year. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except except per share amounts)
Numerator:
Income (loss) from continuing operations	$776	$(2,308)	$3,029	$(2,527)
Gain from discontinued operations, net of tax	0	153	0	153

Net income (loss) used in computing basic and diluted net income (loss) per share	$776	$(2,155)	$3,029	$(2,374)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,146	28,058	27,787	28,000
Dilutive potential common shares:
Restricted Stock and RSUs	272	0	323	0
Stock options	875	0	802	0

Shares used in computation of diluted net income (loss) per share	29,293	28,058	28,912	28,000

Basic net income (loss) per share from:
Continuing operations	$0.03	$(0.08)	$0.11	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$0.03	$(0.08)	$0.11	$(0.09)

Diluted net income (loss) per share:
Continuing operations	$0.03	$(0.08)	$0.10	$(0.09)
Discontinued operations	0.00	0.00	0.00	0.00

Total	$0.03	$(0.08)	$0.10	$(0.09)

For the three months and six months ended June 30, 2013, options to purchase approximately 1.1 million and 865,000 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $12.79 and $10.39 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.

As of June 30, 2012, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2012, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

June 30,
2012
Outstanding stock options	3,111,411
Unvested restricted stock awards	44,000
Unvested RSUs	658,005

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

Royalty and license revenue — We license our patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. A majority of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. We recognize fixed license fee revenue for licenses to our IP and software when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments.

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

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by us based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or front-end loaded; the upfront fees are recognized ratably over the contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognizes per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

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

Our assumptions, judgments, and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render inaccurate our current assumptions, judgments, and estimates of recoverable net deferred tax assets. Any of the assumptions, judgments, and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations. See Note 11 to the condensed consolidated financial statements for further information concerning income taxes.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the six months ended June 30, 2013, we capitalized costs associated with patents and trademarks of $1.7 million. Our total amortization expense (exclusive of abandonments of $260,000) for the same period was $617,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following discussion and analysis includes our results of operations for the three months and six months ended June 30, 2013 and 2012.

Overview

Royalty and license revenue increased by 68%, and our total revenue increased by 58% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Royalty and license revenue increased by 57%, and our total revenue increased by 49% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in royalty and license revenue for both the three and six month periods was primarily due to increased mobility revenue.

Our net income was $776,000 for the three months ended June 30, 2013 as compared to a net loss of $2.2 million for the three months ended June 30, 2012. The increase in net income was primarily due to increased gross profit of $3.8 million resulting primarily from additional royalty and license revenue partially offset by higher operating expenses, which include an increase in sales and marketing expenses and research and development expenses. Our net income was $3.0 million for the six months ended June 30, 2013 as compared to a net loss of $2.4 million for the six months ended June 30, 2012. The increase in net income was primarily due to increased gross profit of $8.1 million resulting primarily from additional royalty and license revenue partially offset by higher operating expenses mainly due to increased sales and marketing expenses and research and development expenses along with increased litigation expense.

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

	June 30,		Change	% Change
REVENUES	2013	2012
	(In thousands)
Three months ended:
Royalty and license	$9,980	$5,930	$4,050	68%
Product sales	13	344	(331)	(96)%
Development contracts and other	208	202	6	3%

Total Revenues	$10,201	$6,476	$3,725	58%

Six months ended:
Royalty and license	$23,629	$15,015	$8,614	57%
Product sales	32	616	(584)	(95)%
Development contracts and other	400	536	(136)	(25)%

Total Revenues	$24,061	$16,167	$7,894	49%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our software and IP portfolio. The increase in royalty and license revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to increases in royalty and license revenue from our mobility and gaming licensees.

Royalty and license revenue from mobility customers increased by 125% primarily due to increased mobility revenue from a new multi-year license agreement entered into with Samsung in March 2013. In addition, the increase in royalty and license revenue for mobility customers was due to additional volume of new handsets and other devices sold primarily by Korean and Japanese licensees, and was partially offset by decreased license revenues from our European market. We also typically experience seasonally higher revenue from our mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. We anticipate that the mobility line of business will continue to be an important line of business as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in China, Korea, and Japan.

Royalty and license revenue from gaming customers increased by 28% mainly due to an increase in units reported by certain licensees and from amounts secured through our royalty compliance program. Our gaming royalty revenue is also seasonal, with holiday sales primarily reported during our first calendar quarter. Revenue from gaming customers can also fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

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

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue from commercial contracts, primarily engineering services for customers. Development contracts and other revenue increased mainly due to an increase in revenue from ongoing engineering services from mobility customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development contract revenue to be a significant part of total revenues in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the three months ended June 30, 2013, revenue generated in North America, Europe, Far East, and Rest of the World represented 21%, 8%, 71%, and 0% of total revenue, respectively, compared to 38%, 11%, 51%, and 0% of total revenue, respectively, for the three months ended June 30, 2012. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East offset by a relative decrease in royalty and license revenue in North America and Europe. The increase in royalty and license revenue from the Far East was mainly due to increased license and royalty revenue from our mobility licensees in Korea and Japan, including increased revenue recognized under the new agreement entered into with Samsung along with increased royalty and license revenue from automotive licensees. The decrease in royalty and license revenue in North America was primarily due to a decrease in royalty and license revenue from our gaming licensees partially offset by an increase in royalty and license revenue from our medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees partially offset by an increase in royalty and license revenue from our gaming licensees.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Royalty and license revenue — The increase in royalty and license revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to increases in royalty and license revenue from our mobility and medical licensees partially offset by decreases from our gaming licensees.

Royalty and license revenue from mobility customers increased by 133% primarily due to increased mobility revenue from a new multi-year license agreement entered into with Samsung in March 2013. In addition, the increase in royalty and license revenue for mobility customers was due to additional volume of new handsets and other devices sold primarily by Korean and Japanese licensees, and was partially offset by decreased license revenues from our European market.

Royalty and license revenue from medical customers increased by 32% primarily due to additional royalty revenue from increased royalties reported by our licensees.

Royalty and license revenue from gaming customers decreased by 9% mainly due to a decrease in units shipped by certain licensees partially offset by amounts secured through our royalty compliance program. This decrease in units shipped was primarily due to softness in the console gaming market.

Product sales — The decrease in product sales primarily reflects a reduction in medical product sales specifically related to our Virtual IV simulator product. As previously discussed, in December of 2012 we entered into a royalty generating licensing agreement with our Virtual IV customer in accordance with which we no longer produce the Virtual IV system.

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

In the six months ended June 30, 2013, revenue generated in North America, Europe, Far East, and Rest of the World represented 26%, 4%, 70%, and 0% of total revenue, respectively, compared to 44%, 12%, 44%, and 0% of total revenue, respectively, for the six months ended June 30, 2012. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East offset by a relative decrease in royalty and license revenue in North America and Europe. The increase in royalty and license revenue from the Far East was mainly due to increased license and royalty revenue from our mobility licensees in Korea and Japan, including increased revenue recognized under the new agreement entered into with Samsung along with increased royalty and license revenue from automotive licensees. The decrease in royalty and license revenue in North America was primarily due to a decrease in royalty and license revenue from our gaming licensees partially offset by an increase in royalty and license revenue from our medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees partially offset by an increase in royalty and license revenue from our gaming licensees.

	June 30,		Change	% Change
COST OF REVENUES	2013	2012
	(Dollars in thousands)
Three months ended:
Cost of revenues	$127	$214	$(87)	(41)%
% of total revenues	1%	3%	(2)%
Six months ended:
Cost of revenues	$275	$529	$(254)	(48)%
% of total revenues	1%	3%	(2)%

Cost of Revenues — Our cost of revenues consists primarily of labor related costs for development contracts and other; as well as direct materials, contract manufacturing, and other overhead costs for product sales. It excludes amortization and abandonment or impairment of intangibles. Lower product sales were the major contributor to the overall reduction in cost of revenues for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Specifically, the decrease in cost of revenues for 2013 as compared to 2012 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $153,000; partially offset by increased obsolescence expense of $37,000; and increased salary, benefits, and overhead for labor related to development contracts of $24,000. As previously discussed, we no longer produce the Virtual IV system. As a result, we expect cost of revenue will continue to be significantly reduced in 2013 compared to 2012.

Lower product sales were the major contributor to the overall reduction in cost of revenues for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Specifically, the decrease in cost of revenues for 2013 as compared to 2012 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $267,000 and decreased warranty and repair expense of $15,000; partially offset by increased salary, benefits, and overhead for labor related to development contracts of $29,000. As discussed above, we no longer produce the Virtual IV system. This has been and will continue to be the main contributor to the decrease in cost of revenues.

	June 30,		Change	% Change
OPERATING EXPENSES	2013	2012
	(Dollars in thousands)
Three months ended:
Sales and marketing	$2,294	$1,694	$600	35%
% of total revenue	22%	26%	(4)%
Research and development	$2,663	$2,124	$539	25%
% of total revenue	26%	33%	(7)%
General and administrative	$3,976	$4,361	$(385)	(9)%
% of total revenue	39%	67%	(28)%
Amortization and abandonment or impairment of intangibles	$383	$393	$(10)	(3)%
% of total revenue	4%	6%	(2)%
Six months ended:
Sales and marketing	$4,541	$3,440	$1,101	32%
% of total revenue	19%	21%	(2)%
Research and development	$5,236	$4,318	$918	21%
% of total revenue	22%	27%	(5)%
General and administrative	$10,114	$9,132	$982	11%
% of total revenue	42%	56%	(14)%
Amortization and abandonment or impairment of intangibles	$877	$734	$143	19%
% of total revenue	4%	5%	(1)%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $329,000, mainly due to increased sales and marketing headcount; increased marketing, advertising, and public relations costs of $104,000 and increased consulting expenses of $78,000, both due to current marketing initiatives; and increased travel of $84,000 mainly due to increased headcount. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The increase in sales and marketing expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $634,000, mainly due to increased sales and marketing headcount; increased marketing, advertising, and public relations costs of $199,000 and increased consulting expenses of $119,000, both due to current marketing initiatives; and increased travel of $139,000 mainly due to increased headcount.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $429,000 mainly due to increased headcount and related expense, increased consulting expense of $89,000, and increased lab and prototyping costs of $50,000. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth.

The increase in research and development expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $745,000 mainly due to increased headcount and related expense, increased consulting expense of $129,000, and increased lab and prototyping costs of $67,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to decreased litigation expenses of $1.0 million relating to ongoing litigation partially offset by increased compensation, benefits, and other related costs of $667,000. The increased compensation, benefits, and other related costs were mainly due to increased headcount and increased stock compensation expense. We will continue to incur costs related to litigation, which will cause our general and administrative expenses to be significant as we continue to assert our IP and contractual rights and defend any lawsuits brought against us, but we expect legal expenses to be reduced in 2013 compared to 2012 due to litigation settlements in 2012 and the anticipated impact of a change in legal strategy related to our current litigation.

The increase in general and administrative expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $1.0 million, partially offset by decreased legal, professional, and license fee expenses of $116,000. The decreased legal and professional expenses were primarily due to decreased other professional fees and consulting expense of $411,000 and decreased patent related legal costs of $302,000, partially offset by increased litigation expenses of $598,000 million relating to ongoing and completed litigation. The increased compensation, benefits, and other related costs were mainly due to increased headcount and increased stock compensation expense.

Amortization, Abandonment, and Impairment of Intangibles — Our amortization, abandonment, and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with write off of abandoned and expired patents. Amortization, abandonment, and impairment of intangibles decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 mainly due to decreased write off of abandoned and expired patents partially offset by increased amortization due to an increased number of patents.

Amortization, abandonment, and impairment of intangibles increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 mainly due to increased amortization due to the increased number of patents as well as increased write off of abandoned and expired patents.

	June 30,		Change	% Change
PROVISION FOR TAXES	2013	2012
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(10)	$(66)	$56	85%
Income (loss) from continuing operations before provision for income taxes	$786	$(2,242)
Effective tax rate	1.3%	(2.9)%
Six months ended:
Provision for income taxes	$(27)	$(619)	$592	96%
Income (loss) from continuing operations before provision for income taxes	$3,056	$(1,908)
Effective tax rate	0.9%	(32.4)%

Provision for Income Taxes — The income tax provision decreased for the three months and six months ended June 30, 2013 compared to the three months and six months ended June 30, 2012 primarily due to decreased foreign withholding tax expense.

We maintained a valuation allowance for our entire deferred tax assets at June 30, 2013 and June 30, 2012 as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and limited visibility into our near term projected results. The process of evaluating the need to continue with a valuation allowance for deferred tax assets is highly subjective and requires significant judgment at many points during the analysis. In the first three months of fiscal 2013, we entered into a multi-year revenue arrangement with one of our key customers that contributed to our profitability in the first half of 2013 and has provided us better visibility to our projected results for fiscal 2013. However, at this time, there is still a significant amount of uncertainty with respect to our projected results primarily due to variability in per unit royalty revenues which are difficult to predict. If our current projected income levels for the second half of this fiscal year materialize, we expect to be in a position to release a substantial portion of the valuation allowance for deferred tax assets during the fourth quarter of this fiscal year. In the event that we determine the deferred tax assets are realizable, an adjustment to the valuation allowance will have a positive increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next six months. As of June 30, 2013, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $259,000.

	June 30,		Change	% Change
DISCONTINUED OPERATIONS	2013	2012
	(Dollars in thousands)
Three months ended:
Gain on sales from discontinued operations (net of provision for income taxes)	$0	$153	$(153)	(100)%
% of total revenue	0%	2%
Six months ended:
Gain on sales from discontinued operations (net of provision for income taxes)	$0	$153	$(153)	(100)%
% of total revenue	0%	1%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale in 2009 of our 3D family of products. The decrease in the gain on sales of discontinued operations net of taxes for the second quarter and six months ended June 30, 2013 compared to the second quarter and six months ended June 30, 2012 is due to decreased payments received from the sale of our 3D family of products.

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

On June 30, 2013, our cash, cash equivalents, and short-term investments totaled $63.9 million, an increase of $20.4 million from $43.5 million on December 31, 2012.

Cash provided by (used in) operating activities

Net cash provided by operating activities during the six months ended June 30, 2013 was $16.1 million, an increase of $17.1 million from the $1.0 million used in operating activities during the six months ended June 30, 2012. Cash provided by operating activities during 2013 was primarily the result of our net income of $3.0 million, an increase of $8.7 million due to a change in deferred revenue and customer advances primarily due to additional deferred revenue mainly due to new agreements and projects with customers, an increase of $1.0 million due to a change in accounts and other receivables mainly due to the timing of customer billings, and an increase of $292,000 due to a change in accounts payable mainly from the timing of payments to vendors. The amount of cash provided by operating activities during 2013 was also affected by noncash charges and credits of $3.4 million, including $2.2 million of noncash stock-based compensation, $877,000 in amortization, abandonment, and impairment of intangibles, and $313,000 in depreciation and amortization. These increases were partially offset by a decrease of $239,000 primarily due to a change in prepaid expenses and other current assets.

Cash provided by (used in) investing activities

Net cash used in investing activities during the six months ended June 30, 2013 was $19.9 million, an increase in use of cash of $22.9 million compared to the $3.0 million provided by investing activities during the six months ended June 30, 2012. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $53.0 million, additions to intangibles of $1.8 million primarily due to capitalization of external patent filing and application costs, and additions to fixed assets of $159,000. This was partially offset by maturities of short-term investments of $35.0 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities during the six months ended June 30, 2013 was $6.1 million compared to the $895,000 used during the six months ended June 30, 2012, an increased source of cash of $7.0 million. Cash provided by financing activities during the six months ended June 30, 2013 was due to the exercise of stock options and the issuance of common stock under the ESPP.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. Our principal commitments as of June 30, 2013 consist of obligations under operating leases and non-cancellable unconditional purchase obligations. There have been no material changes in those obligations during the six months ended June 30, 2013.

As of June 30, 2013, we had a liability for unrecognized tax benefits totaling $687,000 including interest of $60,000, of which approximately $259,000 could be payable in cash. We expect to release reserves and record a tax benefit due to the expiration of the statute of limitations during the next six months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $60.0 million as of June 30, 2013, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $222,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2013, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July13, 2012, we filed our response brief. On September 4, 2012, plaintiff filed his reply.

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

We requested that the U.S. District Court for the District of Delaware re-open the case against HTC filed in that Court, and the case was reopened on May 1, 2013. We filed an amended complaint on May 3, 2013. HTC answered the amended complaint on June 28, 2013, stating affirmative defenses of (1) non-infringement, (2) invalidity, (3) prosecution history estoppel, (4) equitable estoppel, exhaustion, license, and/or waiver, (5) intervening rights, (6) unclean hands, (7) patent misuse, (8) inequitable conduct based on ’720 patent reexamination, (9) inequitable conduct (’846 patent family), (10) inequitable conduct (’288 patent), (11) double patenting, (12) failure to comply with 35 U.S.C. § 120, and (13) failure to mark / failure to mitigate.

In the United States Patent Office, HTC has filed requests for ex-parte reexamination of three of Immersion’s patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012. On March 19, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’999 patent, rejecting claims 1-3, 6, 8-11, and 13-16. On April 2, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’720 patent, rejecting claims 1-4, 10-13, 15-17, 19, 22, 23, 29, 30, and 33. On May 21, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’288 patent, rejecting claims 18-26. On July 12, 2013, the Patent Office issued a notice of intent to issue reexamination certificate informing us that the reexamination proceeding for the ‘999 patent has been terminated resulting in the amendment of claims 2,3,6,9-11 and 14-16, the cancelation of claims 1,8 and 13 and the patentability of newly presented claims 18-20.

On May 20, 2013, HTC moved to stay the district court case pending completion of the reexaminations of the ’288 patent, ’999 patent, and ’720 patent. On July 11, 2013 the Court denied HTC’s motion.

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

Company Risks

If we are unable to enter into new and renewed licensing arrangements with our existing licensees and with additional third-parties for our touch-enabling technologies, our royalty revenue may not grow and could decline.

Our revenue growth is largely dependent on our ability to enter into new and renewed licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	the competition we may face from third parties and/or the internal design teams of existing and potential licensees;

•	difficulties in persuading third parties to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

•	difficulties in persuading existing licensees of our software technologies to additionally license our patents that may cover products that do not include our software technologies;

•	challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies;

•	difficulties in persuading existing and potential licensees to bear the additional costs necessary to incorporate our technologies into their products;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•

inability to sign new gaming licenses if video console makers choose not to license third parties to make peripherals for their new consoles, if video console makers no longer require peripherals to play video games, if video console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video consoles deteriorates substantially;

•

reluctance of content developers or distributors, mobile device manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile device industry also having a license, or without enough similar devices in the market that incorporate our technologies; and

•

inability of current or prospective licensees to ship certain mobile devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Samsung Electronics Co., Ltd. accounted for approximately 51% of our total revenues for the six months ended June 30, 2013. Two customers accounted for approximately 32% of our total revenues for the six months ended June 30, 2012, of which one was Samsung Electronics Co. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 13 to the condensed consolidated financial statements in Part I, Item 1- “Financial Information”.

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

In many cases, we must win competitive selection processes, known as “design wins,” before our haptic technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a given product area, the loss of a design win may result in our failure to have haptics added to new generation products in that area. This can result in lost sales and could hurt our position in future competitive selection processes to the extent we are not be perceived as being a technology leader.

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

A key part of our business strategy is to license our IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the six months ended June 30, 2013 and 2012, 98% and 93%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We had an accumulated deficit of $109 million as of June 30, 2013, have a history of losses, and may not achieve or maintain profitability in the future.

Since 1997, we have incurred losses in all but eight quarters. As of June 30, 2013, we had an accumulated deficit of $109 million. We need to generate significant ongoing revenue to achieve and maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

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

We have seen, and believe that we will continue to see, an increase in customers requesting that we develop products that will operate in an “open source” environment. Developing open source compliant products, without imperiling the IP rights upon which our licensing business depends, may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Some of our proprietary technologies incorporate open source software that may be subject to open source licenses. These open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. As a result, our revenues may not grow and could decline.

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

Our technologies are complex, and we rely upon the continued service of our existing personnel to support licensees, enhance existing technologies, and develop new technologies. Accordingly, our ability to develop and deploy our technologies and to sustain our revenue growth depends upon the continued service of our management and other key personnel, many of whom would be difficult to replace. Furthermore, we believe that there are a limited number of engineering and technical personnel that are experienced in haptics. Management and other key employees may voluntarily terminate their employment with us at any time without notice. The loss of management or key personnel could delay product development cycles or otherwise harm our business.

We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.

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

Date: August 5, 2013

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.