Form 10-Q/A
period 2013-03-31
IMMERSION CORP
filed 2013-08-23
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares of common stock outstanding at April 26, 2013: 27,897,649.

EXPLANATORY NOTE

Immersion Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2013 (the “Original Filing Date”). This Amendment No. 1 is being filed solely in response to communication with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), with respect to Exhibit 10.1 (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of the Exhibit, which supersedes in its entirety the Exhibit as originally filed with the Quarterly Report. Certain portions of the information that was omitted from the Exhibit as filed with the Quarterly Report have now been included as part of the revised Exhibit.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. As a result of this Amendment No. 1, as required by Rule 12b-15 under the Exchange Act, the Company is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by its principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 23, 2013

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**†	XBRL Report Instance Document

101.SCH**†	XBRL Taxonomy Extension Schema Document

101.CAL**†	XBRL Taxonomy Calculation Linkbase Document

101.DEF**†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**†	XBRL Taxonomy Label Linkbase Document

101.PRE**†	XBRL Presentation Linkbase Document

#	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
†	Filed with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, originally filed on May 7, 2013.

4