Form 10-Q
period 2013-09-30
IMMERSION CORP
filed 2013-11-06
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of common stock outstanding at October 29, 2013: 28,598,664.

IMMERSION CORPORATION

INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	37

Item 6.	Exhibits	51

SIGNATURES		51

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,664	$4,558
Short-term investments	47,990	38,988
Accounts and other receivables (net of allowances for doubtful accounts of: $139 and $134, respectively)	294	1,878
Inventories	0	141
Deferred income taxes	165	165
Prepaid expenses and other current assets	870	706

Total current assets	65,983	46,436
Property and equipment, net	984	1,281
Intangibles and other assets, net	17,165	15,725

Total assets	$84,132	$63,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$618	$338
Accrued compensation	3,353	2,502
Other current liabilities	1,379	1,022
Deferred revenue and customer advances	11,186	3,934

Total current liabilities	16,536	7,796
Long-term deferred revenue	8,045	10,221
Deferred income tax liabilities	165	165
Other long-term liabilities	551	619

Total liabilities	25,297	18,801
Contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 33,581,408 and 32,278,330 shares issued, respectively; 28,598,664 and 27,295,586 shares outstanding, respectively	196,776	186,822
Accumulated other comprehensive income	115	109
Accumulated deficit	(107,487)	(111,721)
Treasury stock at cost: 4,982,744 shares	(30,569)	(30,569)

Total stockholders’ equity	58,835	44,641

Total liabilities and stockholders’ equity	$84,132	$63,442

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues:
Royalty and license	$10,951	$6,371	$34,580	$21,386
Product sales	12	529	44	1,145
Development contracts and other	379	242	779	778

Total revenues	11,342	7,142	35,403	23,309

Costs and expenses:
Cost of revenues (exclusive of amortization, abandonment, and impairment of intangibles shown separately below)	111	273	386	802
Sales and marketing	2,151	1,632	6,692	5,072
Research and development	2,640	2,088	7,876	6,406
General and administrative	4,533	5,750	14,647	14,882
Amortization, abandonment, and impairment of intangibles	487	337	1,364	1,071

Total costs and expenses	9,922	10,080	30,965	28,233

Operating income (loss)	1,420	(2,938)	4,438	(4,924)
Interest and other income	42	66	80	144

Income (loss) from continuing operations before provision for income taxes	1,462	(2,872)	4,518	(4,780)
Provision for income taxes	(257)	(118)	(284)	(737)

Income (loss) from continuing operations	1,205	(2,990)	4,234	(5,517)
Discontinued operations (Note 10) :
Gain on sales of discontinued operations net of provision for income taxes of $0, $0, $0, and $97	0	0	0	153

Net income (loss)	$1,205	$(2,990)	$4,234	$(5,364)

Basic net income (loss) per share
Continuing operations	0.04	(0.11)	0.15	(0.20)
Discontinued operations	0.00	0.00	0.00	0.01

Total	$0.04	$(0.11)	$0.15	$(0.19)

Shares used in calculating basic net income (loss) per share	28,558	27,658	28,047	27,885

Diluted net income (loss) per share
Continuing operations	0.04	(0.11)	0.14	(0.20)
Discontinued operations	0.00	0.00	0.00	0.01

Total	$0.04	$(0.11)	$0.14	$(0.19)

Shares used in calculating diluted net income (loss) per share	29,653	27,658	29,205	27,885

Other Comprehensive Income (loss)
Change in unrealized gains (losses) on short-term investments	10	6	6	(11)

Total Other Comprehensive Income (loss)	10	6	6	(11)

Total Comprehensive Income (loss)	$1,215	$(2,984)	$4,240	$(5,375)

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,234	$(5,364)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	459	490
Amortization, abandonment, and impairment of intangibles	1,364	1,071
Stock-based compensation	3,438	2,346
Allowance (recovery) for doubtful accounts	7	113
Loss on disposal of equipment	12	27
Gain on sales of discontinued operations	0	(153)
Changes in operating assets and liabilities:
Accounts and other receivables	1,577	(28)
Inventories	141	64
Prepaid expenses and other current assets	(164)	(294)
Other assets	(58)	(45)
Accounts payable	142	1,214
Accrued compensation and other current liabilities	1,079	622
Deferred revenue and customer advances	5,076	(1,699)
Other long-term liabilities	(68)	339

Net cash provided by (used in) operating activities	17,239	(1,297)

Cash flows provided by (used in) used in investing activities:
Purchases of available-for-sale investments	(71,955)	(29,956)
Proceeds from maturities of available-for-sale investments	63,000	45,000
Additions to intangibles	(2,520)	(2,323)
Purchases of property and equipment	(174)	(931)
Proceeds from sales of discontinued operations	0	250

Net cash provided by (used in) investing activities	(11,649)	12,040

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	198	122
Exercise of stock options	6,318	974
Purchase of treasury stock	0	(5,248)

Net cash provided by (used in) financing activities	6,516	(4,152)

Net increase in cash and cash equivalents	12,106	6,591
Cash and cash equivalents:
Beginning of the period	4,558	7,298

End of the period	$16,664	$13,889

Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$13	$21

Supplemental disclosure of non-cash operating, investing, and financing activities:
Amounts accrued for property and equipment, and intangibles	$709	$647

Release of Restricted Stock Units and Awards under company stock plan	$3,183	$1,298

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

	Nine Months Ended September 30, 2013
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$8	$101	$109
Other comprehensive income (loss) before reclassifications	6	0	6
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	6	0	6

Ending Balance	$14	$101	$115

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Comprehensive Income” (“ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”) including AOCI balances by component and significant items reclassified out of AOCI. This ASU is effective for reporting periods beginning after December 15, 2012, and is being applied prospectively. These amendments will change the manner in which the Company presents comprehensive income by reporting these additional disclosure items in the condensed consolidated statements of operations and comprehensive loss or footnotes when they occur.

In July 2013, the FASB ratified ASU 2013-11 “Presenting an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward Exists” (“ASU 2013-11”). ASU 2013-02 provides that an UTB, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This ASU is effective for reporting periods beginning after December 15, 2013, and may be applied retrospectively. The Company is required to adopt ASU 2013-11 as of January 1, 2014, and is currently evaluating the potential impact, if any, of the adoption on its consolidated results of operations and financial condition.

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

Financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are classified based on the valuation technique in the table below:

	September 30, 2013 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,990	$0	$56,990
Money market accounts	3,064	0	0	3,064

Total assets at fair value	$3,064	$56,990	$0	$60,054

The above table excludes $4.6 million of cash held in banks.

	December 31, 2012 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$38,988	$0	$38,988
Money market accounts	52	0	0	52

Total assets at fair value	$52	$38,988	$0	$39,040

The above table excludes $4.5 million of cash held in banks.

Short-term Investments

	September 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$47,976	$14	$0	$47,990

Total	$47,976	$14	$0	$47,990

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$38,980	$8	$0	$38,988

Total	$38,980	$8	$0	$38,988

The contractual maturities of the Company’s available-for-sale securities on September 30, 2013 and December 31, 2012 were all due within one year.

3.	ACCOUNTS AND OTHER RECEIVABLES

	September 30, 2013	December 31, 2012
	(In thousands)
Trade accounts receivable	$38	$1,528
Receivables from vendors and other	256	350

Accounts and other receivables	$294	$1,878

4.	INVENTORIES

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials and subassemblies	$0	$138
Finished goods	0	3

Inventories	$0	$141

5.	PROPERTY AND EQUIPMENT

	September 30, 2013	December 31, 2012
	(In thousands)
Computer equipment and purchased software	$3,573	$3,748
Machinery and equipment	704	654
Furniture and fixtures	578	546
Leasehold improvements	905	884

Total	5,760	5,832
Less accumulated depreciation	(4,776)	(4,551)

Property and equipment, net	$984	$1,281

6.	INTANGIBLES AND OTHER ASSETS

	September 30, 2013	December 31, 2012
	(In thousands)
Patents and trademarks	$28,357	$26,206
Other assets	208	192

Gross intangibles and other assets	28,565	26,398
Accumulated amortization of patents and trademarks	(11,400)	(10,673)

Intangibles and other assets, net	$17,165	$15,725

The Company amortizes its intangible assets related to patents and trademarks, over their estimated useful lives, generally 10 years from the date of issuance of the patents and trademarks. Amortization of intangibles excluding abandonments or impairments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Amortization of Intangibles - excluding impairments or abandonments	$318	$264	$935	$777

The table below includes estimated remaining annual amortization expense for issued patents and trademarks as of September 30, 2013.

Estimated Amortization Expense
(In thousands)
Remainder of 2013	$323
2014	1,198
2015	1,093
2016	999
2017	870
Thereafter	2,739

Total	$7,222

Patents in process included in patents and trademarks were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Patents in process	$9,735	$9,270

Upon issuance, in process patents will be amortized over their estimated useful lives, generally 10 years.

7.	COMPONENTS OF OTHER CURRENT LIABILITIES AND DEFERRED REVENUE AND CUSTOMER ADVANCES

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued legal	$723	$410
Income taxes payable	26	30
Other current liabilities	630	582

Total other current liabilities	$1,379	$1,022

Deferred revenue	$11,186	$3,920
Customer advances	0	14

Total deferred revenue and customer advances	$11,186	$3,934

8.	LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$7,388	$9,636
Other deferred revenue	657	585

Long-term deferred revenue	$8,045	$10,221

9.	STOCK-BASED COMPENSATION

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

September 30, 2013
Common stock shares available for grant	1,800,151
Common stock options outstanding	3,225,204
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	710,723

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of September 30, 2013, 519,440 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2013 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2012 are 25,628. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months Ended September 30, 2013
Shares purchased under ESPP	36,921
Average price of shares purchased under ESPP	$5.36
Intrinsic value of shares purchased under ESPP	$210,984

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2013 and year ended December 31, 2012:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Beginning outstanding balance	3,155,631	3,267,838
Granted	1,036,900	425,150
Exercised	(943,609)	(231,403)
Forfeited and cancelled	(23,718)	(305,954)

Ending outstanding balance	3,225,204	3,155,631

Aggregate intrinsic value of options exercised	$5,694,000	$443,000
Weighted average fair value of options granted	5.61	3.35

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding stock options outstanding at September 30, 2013 and December 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2012
Options outstanding	3,155,631	$6.65	5.24	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,019,979	6.67	5.17	3.4
Options exercisable	2,329,987	6.91	4.69	2.5
September 30, 2013
Options outstanding	3,225,204	$7.74	5.70	$18.2
Options vested and expected to vest using estimated forfeiture rates	2,953,946	7.56	5.64	17.2
Options exercisable	1,692,770	6.70	5.13	11.4

Summary of Restricted Stock Units

RSU activity for the nine months ended September 30, 2013 and year ended December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Beginning outstanding balance	708,651	407,765
Awarded	294,150	555,911
Released	(278,548)	(203,519)
Forfeited	(13,530)	(51,506)

Ending outstanding balance	710,723	708,651

Weighted average grant date fair value of RSUs granted	$7.12	$6.64
Total fair value of RSUs released	2,507,000	1,128,000
Total fair value of RSUs remaining unvested	9,382,000	4,868,000

Information regarding RSUs outstanding at September 30, 2013 and December 31, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2012
RSUs outstanding	708,651	1.09	$4.9	$4.9
RSUs vested and expected to vest using estimated forfeiture rates	588,170	1.05	4.0
September 30, 2013
RSUs outstanding	710,723	1.12	$9.4	$9.4
RSUs vested and expected to vest using estimated forfeiture rates	599,840	1.10	7.9

Summary of Restricted Stock Awards

Restricted stock award activity for the nine months ended September 30, 2013 and year ended December 31, 2012 was as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Beginning outstanding balance	44,000	18,000
Awarded	44,000	57,750
Released	(44,000)	(31,750)
Forfeited	0	0

Ending outstanding balance	44,000	44,000

Weighted average grant date fair value of restricted stock awarded	$14.09	$5.70
Total fair value of restricted stock awards released	620,000	171,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s Stock Plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options
Expected life (in years)	4.7	4.5	4.9	4.5
Volatility	64%	68%	68%	70%
Interest rate	1.3%	0.6%	0.8%	0.7%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	69%	52%	67%	62%
Interest rate	0.8%	0.1%	0.1%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Statement of Operations Classifications
Sales and marketing	$223	$152	$496	$376
Research and development	231	173	807	586
General and administrative	795	483	2,135	1,384

Total	$1,249	$808	$3,438	$2,346

As of September 30, 2013, there was $8.8 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.46 years for options, 1.84 years for RSUs, and 0.68 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time. During the three months and nine months ended September 30, 2013 there were no stock repurchases under this program, but the program currently remains available. During the three months ended September 30, 2012, the Company repurchased 581,200 shares for $3.2 million at an average cost of $5.51, net of transaction costs through open market repurchases. During the nine months ended September 30, 2012, the Company repurchased 968,488 shares for $5.2 million at an average cost of $5.42, net of transaction costs through open market repurchases.

10.	DISCONTINUED OPERATIONS

During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. The consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million payable through 2013, for which the proceeds are being recognized when they are received. The Company has abandoned all other 3D operations. Accordingly, the operations of the 3D product line have been classified as discontinued operations, net of income tax, in the condensed consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the three months and nine months ended September 30, 2013 and the three months ended September 30, 2012, the Company recorded no gains on sales of discontinued operations from payments on notes from the sale of the 3D product line. In the nine months ended September 30, 2012, the Company recorded gains on sales of discontinued operations net of tax of $153,000 from payments on notes from the sale of the 3D product line.

11.	INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income (loss) from continuing operations before provision for income taxes	$1,462	$(2,872)	$4,518	$(4,780)
Provision for income taxes	(257)	(118)	(284)	(737)
Effective tax rate	17.6%	(4.1)%	6.3%	(15.4)%

The effective tax rates differ from the statutory rate primarily due to the valuation allowance, foreign withholding taxes, and unrecognized tax benefits. The income tax provisions for the three months and nine months ended September 30, 2013 are primarily as a result of estimated state taxes and foreign withholding tax expense. The income tax provisions for the three months and nine months ended September 30, 2012 are primarily as a result of foreign withholding tax expense.

As of September 30, 2013, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $689,000, including interest of $62,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $261,000. There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2013. The Company expects to release reserves and record a tax benefit due to the expiration of the statute of limitations during the next three months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance for all its deferred tax assets at September 30, 2013 as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. As of the quarter ended September 30, 2013, the Company remained in a three-year cumulative pre-tax loss position. Based on current projections, and barring any one-time adjustments, the Company expects to be in a three-year cumulative pre-tax income position by December 31, 2013. The Company expects to complete a full evaluation of the realizability of its deferred tax assets by the end of the current fiscal year. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except per share amounts)
Numerator:
Income (loss) from continuing operations	$1,205	$(2,990)	$4,234	$(5,517)
Gain from discontinued operations, net of tax	0	0	0	153

Net income (loss) used in computing basic and diluted net income (loss) per share	$1,205	$(2,990)	$4,234	$(5,364)

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,558	27,658	28,047	27,885
Dilutive potential common shares:
Restricted Stock and RSUs	302	0	333	0
Stock options	793	0	825	0

Shares used in computation of diluted net income (loss) per share	29,653	27,658	29,205	27,885

Basic net income (loss) per share from:
Continuing operations	$0.04	$(0.11)	$0.15	$(0.20)
Discontinued operations	0.00	0.00	0.00	0.01

Total	$0.04	$(0.11)	$0.15	$(0.19)

Diluted net income (loss) per share:
Continuing operations	$0.04	$(0.11)	$0.14	$(0.20)
Discontinued operations	0.00	0.00	0.00	0.01

Total	$0.04	$(0.11)	$0.14	$(0.19)

For the three months and nine months ended September 30, 2013, options to purchase approximately 1.2 million and 902,000 shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $13.72 and $11.53 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.

As of September 30, 2012, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2012, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

September 30, 2012
Outstanding stock options	3,099,155
Unvested restricted stock awards	44,000
Unvested RSUs	676,755

13.	CONTINGENCIES

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

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,400 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

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

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by us based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or front-end loaded; the upfront fees are recognized ratably over the contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As we are unable to estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

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

Patents and Intangible Assets

We have acquired patents and other intangible assets. In addition, we capitalize the external legal, filing, and continuation or annuity fees associated with patents and trademarks. We assess the recoverability of our intangible assets, and we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets that affect our condensed consolidated financial statements. If these estimates or related assumptions change in the future, we may be required to record impairment charges for these assets. We amortize our intangible assets related to patents and trademarks, once they are issued, over their estimated useful lives, generally 10 years. Future changes in the estimated useful life could affect the amount of future period amortization expense that we will incur. During the nine months ended September 30, 2013, we capitalized costs associated with patents and trademarks of $2.8 million. Our total amortization expense (exclusive of abandonments of $429,000) for the same period was $935,000.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following discussion and analysis includes our results of operations for the three months and nine months ended September 30, 2013 and 2012.

Overview

Royalty and license revenue increased by 72%, and our total revenue increased by 59% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Royalty and license revenue increased by 62%, and our total revenue increased by 52% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in royalty and license revenue for both the three and nine month periods was primarily due to increased mobility revenue.

Our net income was $1.2 million for the three months ended September 30, 2013 as compared to a net loss of $3.0 million for the three months ended September 30, 2012. The increase in net income was primarily due to increased gross profit of $4.4 million resulting primarily from additional royalty and license revenue. Our net income was $4.2 million for the nine months ended September 30, 2013 as compared to a net loss of $5.4 million for the nine months ended September 30, 2012. The increase in net income was primarily due to increased gross profit of $12.5 million resulting primarily from additional royalty and license revenue partially offset by higher operating expenses mainly due to increased sales and marketing expenses and research and development expenses partially offset by decreased general and administrative expenses primarily due to reduced litigation expenses.

In 2013, we expect royalty and license revenue to be the major component of our total revenues as we continue to sign contracts with new licensees, as our technology continues to be included in more of our licensees’ products, and as we continue to implement our patent licensing program relating to Basic Haptics. IP litigation may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	September 30,		Change	% Change
REVENUES	2013	2012
	(In thousands)
Three months ended:
Royalty and license	$10,951	$6,371	$4,580	72%
Product sales	12	529	(517)	(98)%
Development contracts and other	379	242	137	57%

Total Revenues	$11,342	$7,142	$4,200	59%

Nine months ended:
Royalty and license	$34,580	$21,386	$13,194	62%
Product sales	44	1,145	(1,101)	(96)%
Development contracts and other	779	778	1	0%

Total Revenues	$35,403	$23,309	$12,094	52%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our software and IP portfolio. The increase in royalty and license revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to increases in royalty and license revenue from our mobility licensees.

Royalty and license revenue from mobility customers increased by 137% primarily due to increased mobility revenue from a new multi-year license agreement entered into with Samsung in March 2013; other new customer contracts in the U.S., China, and Japan; as well as increased mobile device business by existing licensees; partially offset by decreased license revenues from our European market. We also typically experience seasonally higher revenue from our mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. We anticipate that the mobility line of business will continue to be an important line of business as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in China, Korea, and Japan.

Royalty and license revenue from medical customers increased by 22% primarily due to an increased level of sales by these customers.

Royalty and license revenue from gaming customers was flat compared to the same quarter in 2012. Revenue from gaming customers can also fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees. Although some licensees have experienced decreased sales due to softness in the market and lack of new gaming console systems, other licensees have begun to have increased sales based on the introduction of new products that have incorporated our technology. Our gaming royalty revenue is also seasonal, with holiday sales primarily reported during our first calendar quarter.

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

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the three months ended September 30, 2013, revenue generated in North America, Europe, Far East, and Rest of the World represented 28%, 1%, 71%, and 0% of total revenue, respectively, compared to 38%, 11%, 51%, and 0% of total revenue, respectively, for the three months ended September 30, 2012. The shift in revenues among regions was mainly due to a relative increase in royalty and license revenue in the Far East partially offset by a relative decrease in royalty and license revenue in Europe. In addition, although royalty and license revenue increased in North America, it decreased as a percent of total revenue. The increase in royalty and license revenue from the Far East was mainly due to increased license and royalty revenue from our mobility licensees in Korea, China, and Japan, including increased revenue recognized under the new agreement entered into with Samsung. The decrease in royalty and license revenue in North America as a percentage of the total was primarily due to a decrease in product revenue from our medical customers partially offset by an increase in royalty and license revenue from our mobility and medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Royalty and license revenue — The increase in royalty and license revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to increases in royalty and license revenue from our mobility and medical licensees partially offset by decreases from our gaming licensees.

Royalty and license revenue from mobility customers increased by 134% primarily due to increased mobility revenue from a new multi-year license agreement entered into with Samsung in March 2013; increased mobile device business by existing licensees; as well as other new customer contracts in the U.S, China, and Japan; partially offset by decreased license revenues from our European market.

Royalty and license revenue from medical customers increased by 29% primarily due an increased level of sales by these customers.

Royalty and license revenue from gaming customers decreased by 7% mainly due to a decrease in units shipped by certain licensees partially offset by amounts secured through our royalty compliance program. This decrease in units shipped was primarily due to softness in the console gaming market.

Product sales — The decrease in product sales primarily reflects a reduction in medical product sales specifically related to our Virtual IV simulator product. As previously discussed, in December of 2012 we entered into a royalty generating licensing agreement with our Virtual IV customer in accordance with which we no longer produce the Virtual IV system.

Development contracts and other revenue — Development contracts and other revenue is comprised of revenue from commercial contracts, primarily engineering services for customers. Development contracts and other revenue remained flat when compared to the prior period. Although there was a decrease in one time contract engineering services revenue from certain customers, it was offset by an increase in revenue from ongoing engineering services from certain mobility customers.

In the nine months ended September 30, 2013, revenue generated in North America, Europe, Far East, and Rest of the World represented 27%, 3%, 70%, and 0% of total revenue, respectively, compared to 42%, 12%, 46%, and 0% of total revenue, respectively, for the nine months ended September 30, 2012. The shift in revenues among regions was mainly due to a relative increase in royalty and license revenue in the Far East offset by a relative decrease in royalty and license revenue in North America and Europe. The increase in royalty and license revenue from the Far East was mainly due to increased license and royalty revenue from our mobility licensees in Korea, China, and Japan, including increased revenue recognized under the new agreement entered into with Samsung. The decrease in royalty and license revenue in North America was primarily due to a decrease in royalty and license revenue from our gaming licensees and our medical product customers partially offset by an increase in royalty and license revenue from our mobility and medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees partially offset by an increase in royalty and license revenue from our gaming licensees.

	September 30,		Change	% Change
COST OF REVENUES	2013	2012
	(Dollars in thousands)
Three months ended:
Cost of revenues	$111	$273	$(162)	(59)%
% of total revenues	1%	4%	(3)%
Nine months ended:
Cost of revenues	$386	$802	$(416)	(52)%
% of total revenues	1%	3%	(2)%

Cost of Revenues — Our cost of revenues consists primarily of labor related costs for development contracts and other; as well as direct materials, contract manufacturing, and other overhead costs for product sales. It excludes amortization and abandonment or impairment of intangibles. Lower product sales were the major contributor to the overall reduction in cost of revenues for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Specifically, the decrease in cost of revenues for 2013 as compared to 2012 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $184,000; and decreased salary, benefits, and overhead for labor related to development contracts of $16,000; partially offset by increased obsolescence expense of $31,000. As previously discussed, we no longer produce the Virtual IV system. As a result, we expect cost of revenue will continue to be significantly reduced in 2013 compared to 2012.

Lower product sales were the major contributor to the overall reduction in cost of revenues for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Specifically, the decrease in cost of revenues for 2013 as compared to 2012 was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $451,000; partially offset by increased obsolescence expense of $29,000 and increased salary, benefits, and overhead for labor related to development contracts of $13,000. As discussed above, we no longer produce the Virtual IV system. This has been and will continue to be the main contributor to the decrease in cost of revenues in 2013.

	September 30,		Change	% Change
OPERATING EXPENSES	2013	2012
	(Dollars in thousands)
Three months ended:
Sales and marketing	$2,151	$1,632	$519	32%
% of total revenue	19%	23%	(4)%
Research and development	$2,640	$2,088	$552	26%
% of total revenue	23%	29%	(6)%
General and administrative	$4,533	$5,750	$(1,217)	(21)%
% of total revenue	40%	81%	(41)%
Amortization and abandonment or impairment of intangibles	$487	$337	$150	45%
% of total revenue	4%	5%	(1)%
Nine months ended:
Sales and marketing	$6,692	$5,072	$1,620	32%
% of total revenue	19%	22%	(3)%
Research and development	$7,876	$6,406	$1,470	23%
% of total revenue	22%	27%	(5)%
General and administrative	$14,647	$14,882	$(235)	(2)%
% of total revenue	41%	64%	(23)%
Amortization and abandonment or impairment
of intangibles	$1,364	$1,071	$293	27%
% of total revenue	4%	5%	(1)%

Sales and Marketing — Our sales and marketing expenses are comprised primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $531,000, mainly due to increased sales and marketing headcount, benefits, and stock compensation expense; increased travel of $76,000 mainly due to increased headcount; and increased marketing, advertising, and public relations costs of $28,000 due to current marketing initiatives. This was partially offset by a decrease in bad debt expense of $118,000 that did not recur. We expect that sales and marketing expenses will continue to be significant as we continue to invest in sales and marketing to further our focus on building greater market acceptance for our touch technologies.

The increase in sales and marketing expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $1.2 million, mainly due to increased sales and marketing headcount, benefits, and stock compensation expense; increased marketing, advertising, and public relations costs of $227,000 and increased consulting expenses of $134,000, both due to current marketing initiatives; and increased travel of $215,000 mainly due to increased headcount. This was partially offset by a decrease in bad debt expense of $106,000 that did not recur.

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $424,000 mainly due to increased headcount, benefits, and stock compensation expense, and increased consulting and outside services expense of $174,000; partially offset by decreased lab and prototyping costs of $46,000. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth.

The increase in research and development expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to increased compensation, benefits, and other related costs of $1.1 million mainly due to increased headcount, benefits, and stock compensation expense, and increased consulting and outside services expense of $325,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to decreased legal and professional expenses of $2.1 million partially offset by increased compensation, benefits, and other related costs of $736,000. The increased compensation, benefits, and other related costs were mainly due to increased headcount, benefits, and increased stock compensation expense. We will continue to incur costs related to litigation, which will cause our general and administrative expenses to be significant as we continue to assert our IP and contractual rights and defend any lawsuits brought against us, but we expect legal expenses will continue to be reduced in 2013 compared to 2012 due to litigation settlements in 2012 and the anticipated impact of a change in legal strategy related to our current litigation.

The decrease in general and administrative expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to decreased legal and professional expenses of $2.2 million, partially offset by increased compensation, benefits, and other related costs of $1.7 million. The decreased legal and professional expenses were primarily due to decreased litigation expenses of $1.8 million relating to ongoing and completed litigation, in addition to decreased patent related legal costs of $237,000, and decreased other professional fees and consulting expense of $167,000. The increased compensation, benefits, and other related costs were mainly due to increased headcount, benefits, and stock compensation expense.

Amortization, Abandonment, and Impairment of Intangibles — Our amortization, abandonment, and impairment of intangibles is comprised primarily of patent amortization and other intangible amortization along with write off of abandoned and expired patents. Amortization, abandonment, and impairment of intangibles increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 mainly due to increased amortization due to the increased number of patents as well as increased write off of abandoned and expired patents.

	September 30,		Change	% Change
PROVISION FOR TAXES	2013	2012
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(257)	$(118)	$(139)	(118)%
Income (loss) from continuing operations before provision for income taxes	$1,462	$(2,872)
Effective tax rate	17.6%	(4.1)%
Nine months ended:
Provision for income taxes	$(284)	$(737)	$453	61%
Income (loss) from continuing operations before provision for income taxes	$4,518	$(4,780)
Effective tax rate	6.3%	(15.4)%

Provision for Income Taxes — The income tax provision increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increased foreign withholding tax expense. The income tax provision decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to decreased foreign withholding tax expense.

We maintained a valuation allowance for our entire deferred tax assets at September 30, 2013 and September 30, 2012 as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and limited visibility into our near term projected results. The process of evaluating the need to continue with a valuation allowance for deferred tax assets is highly subjective and requires significant judgment at many points during the analysis. In the first three months of fiscal 2013, we entered into a multi-year revenue arrangement with one of our key customers that contributed to our profitability in the first nine months of 2013 and has provided us better visibility to our projected results for fiscal 2013. As of the quarter ended September 30, 2013, we remained in a three-year cumulative pre-tax loss position. Based on current projections, and barring any one-time adjustments we expect to be in a three-year cumulative pre-tax income position by December 31, 2013. We expect to complete a full evaluation of the realizability of our deferred tax assets by the end of the current fiscal year. In the event that we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next three months. As of September 30, 2013, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $261,000.

	September 30,		Change	% Change
DISCONTINUED OPERATIONS	2013	2012
	(Dollars in thousands)
Three months ended:
Gain on sales from discontinued operations (net of provision for income taxes)	$0	$0	$0	0%
% of total revenue	0%	0%
Nine months ended:
Gain on sales from discontinued operations (net of provision for income taxes)	$0	$153	$(153)	(100)%
% of total revenue	0%	1%

Discontinued Operations — Gain on sales of discontinued operations net of taxes is primarily comprised of additional payments received from the sale in 2009 of our 3D family of products. The decrease in the gain on sales of discontinued operations net of taxes for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due to decreased payments received from the sale of our 3D family of products.

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

On September 30, 2013, our cash, cash equivalents, and short-term investments totaled $64.7 million, an increase of $21.2 million from $43.5 million on December 31, 2012.

Cash provided by (used in) operating activities

Net cash provided by operating activities during the nine months ended September 30, 2013 was $17.2 million, an increase of $18.5 million from the $1.3 million used in operating activities during the nine months ended September 30, 2012. Cash provided by operating activities during 2013 was primarily the result of our net income of $4.2 million, an increase of $5.1 million due to a change in deferred revenue and customer advances primarily due to additional deferred revenue mainly due to new agreements and projects with customers, an increase of $1.6 million due to a change in accounts and other receivables mainly due to the collection of accounts receivable, and an increase of $1.1 million due to a change in accrued compensation and other liabilities primarily from an increase in accruals for compensation and benefit related items and legal expenses. The amount of cash provided by operating activities during 2013 was also affected by noncash charges and credits of $5.3 million, including $3.4 million of noncash stock-based compensation, $1.4 million in amortization, abandonment, and impairment of intangibles, and $459,000 in depreciation and amortization.

Cash provided by (used in) investing activities

Net cash used in investing activities during the nine months ended September 30, 2013 was $11.6 million, an increase in use of cash of $23.6 million compared to the $12.0 million provided by investing activities during the nine months ended September 30, 2012. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $72.0 million, additions to intangibles of $2.5 million primarily due to capitalization of external patent filing and application costs, and additions to fixed assets of $174,000. This was partially offset by maturities of short-term investments of $63.0 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities during the nine months ended September 30, 2013 was $6.5 million compared to the $4.2 million used during the nine months ended September 30, 2012, an increased source of cash of $10.7 million. Cash provided by financing activities during the nine months ended September 30, 2013 was due to the exercise of stock options and the issuance of common stock under the ESPP.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to protect and defend our extensive IP portfolio, which is expected to result in the continued use of cash. Our board of directors has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has $19.4 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2013 will be less than $500,000. We anticipate that capitalization of external patent filings and application costs for the year ended December 31, 2013 will be approximately $3.5 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2012. Our principal commitments as of September 30, 2013 consist of obligations under operating leases and non-cancellable unconditional purchase obligations. There have been no material changes in those obligations during the nine months ended September 30, 2013.

As of September 30, 2013, we had a liability for unrecognized tax benefits totaling $689,000 including interest of $62,000, of which approximately $261,000 could be payable in cash. We expect to release reserves and record a tax benefit due to the expiration of the statute of limitations during the next three months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $60.1 million as of September 30, 2013, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $245,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2013.

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

Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international revenues that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2013, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In the United States Patent Office, HTC has filed requests for ex-parte reexamination of three of Immersion’s patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012. On March 19, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’999 patent, rejecting claims 1-3, 6, 8-11, and 13-16. On April 2, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’720 patent, rejecting claims 1-4, 10-13, 15-17, 19, 22, 23, 29, 30, and 33. On May 21, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’288 patent, rejecting claims 18-26. On July 12, 2013, the Patent Office issued a notice of intent to issue reexamination certificate informing us that the reexamination proceeding for the ‘999 patent has been terminated resulting in the amendment of claims 2,3,6,9-11 and 14-16, the cancelation of claims 1,8 and 13 and the patentability of newly presented claims 18-20. On July 24, 2013, the Patent Office issued the ’999 patent reexamination certificate.

On May 20, 2013, HTC moved to stay the district court case pending completion of the reexaminations of the ’288 patent, ’999 patent, and ’720 patent. On July 11, 2013 the Court denied HTC’s motion. On September 30, 2013 the Court entered a Scheduling Order in the case. A hearing on claim construction and dispositive motions is scheduled for November 25, 2014, and trial is scheduled to begin on March 23, 2015.

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

Two customers accounted for 58% of our total revenues for the nine months ended September 30, 2013, of which one was Samsung Electronics Co., Ltd. Four customers accounted for approximately 53% of our total revenues for the nine months ended September 30, 2012, of which one was Samsung Electronics Co. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

We cannot predict the outcome of the litigation or reexaminations. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

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

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation or investigations will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation or investigations. We expense litigation and investigatory costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation and investigations have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation and investigations could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 13 to the condensed consolidated financial statements in Part I, Item 1- “Financial Information” and Part II, Item 1- “Legal Proceedings”.

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

A key part of our business strategy is to license our IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the nine months ended September 30, 2013 and 2012, 98% and 92%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success or if products are recalled because of quality control problems or if our licensees do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We had an accumulated deficit of $107 million as of September 30, 2013, have only recently achieved profitability, and may not maintain profitability in the future.

As of September 30, 2013, we had an accumulated deficit of $107 million. We need to generate significant ongoing revenue to maintain consistent profitability. We anticipate that we will continue to incur expenses as we:

•	continue to engage in research and develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	pursue strategic relationships;

•	incur costs related to pending and anticipated litigation; and

•	acquire IP or other assets from third-parties.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not maintain profitability.

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

We expect that we will need to continue to pursue extensive and expensive marketing and sales efforts to educate prospective licensees, component customers, and end users about the uses and benefits of our technologies and to persuade software developers and content producers to create products that utilize our technologies. Negative product reviews or publicity about our company, our technologies, our licensees’ products, haptic features, or haptic technology in general could have a negative impact on market adoption, our revenue, and/or our ability to license our technologies in the future.

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

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and proposed changes to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codifies significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The effects of these changes on our patent portfolio and business have yet to be determined, as the PTO must still implement regulations relating to these changes and the courts have yet to address the new provisions. The U.S. Congress is also considering additional amendments to the American Invents Act, which if enacted into law, may further restrict the scope and enforceability of our patents. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

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

The current global economic conditions and political climate could materially hurt our business in a number of ways, including longer sales and renewal cycles, delays in adoption of our products or technologies or those of our customers, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners are facing similar challenges, which could materially and adversely affect the level of business they conduct with us or the sales volume of products that include our technology.

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

Additionally, the SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. The metals covered by the rules include tin, tantalum, tungsten, and gold. The rules require us to conduct a reasonable country of origin inquiry to determine if we know or have reason to believe any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. If we are not able to determine the minerals did not originate from a covered country, we would be required to perform supply chain due diligence on members of our supply chain. These new requirements may also reduce the number of suppliers who provide conflict free metals, and may affect our, our customers’ or our manufactures’ ability to obtain products in sufficient quantities or at competitive prices. Compliance costs and the unavailability of raw materials could have a material adverse effect on our results of operations.

Our stock price may fluctuate regardless of our performance.

The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company.

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

Date: November 6, 2013

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.