Form 10-K
period 2013-12-31
IMMERSION CORP
filed 2014-02-27
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [x]        No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $160,429,821 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 19, 2014: 28,146,502.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2014 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2013 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.   Business

Overview

Immersion Corporation (“Immersion”) is a premier intellectual property (“IP”) and technology licensing company focused on the creation, design, development and licensing of haptic innovations and technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices. Our mission is to deliver groundbreaking touch feedback innovations and technologies that transform the user experience by exciting the senses in games, videos, and music; restoring mechanical feel by providing intuitive and unmistakable confirmation; improving safety by overcoming distractions; and expanding usability when audio and visual feedback are ineffective or inefficient. We are currently focusing our marketing and business development activities on the following target markets: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical.

Prior to April 2010, we managed these markets under two operating and reportable segments: 1) the Touch Line of Business and 2) the Medical Line of Business. In March 2010, we sold certain assets of our Endoscopy, Endovascular, and Laparoscopy medical simulation product lines. As a result, our business has been consolidated into a single segment and we now operate primarily under a licensing model. As such, we no longer report on a segment basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the consolidated financial statements for further information.

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,500 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999.

Our Business Strategy

Our goal is to continue to be the technology and market leader in haptic technologies and drive the adoption of our touch software and IP across markets and applications to improve the user experience with digital devices and systems. Key aspects of our strategy include:

Innovate: Develop and patent our innovative technology to provide haptics in mobile device, automotive, gaming, medical, and consumer electronics products to transform user experiences with unique and customizable touch feedback effects.

Drive Adoption: Communicate the advantages of our patented innovations and technologies to the relevant industries and encourage their adoption through demonstrations and incorporation in the products of world-class companies.

Expand Markets: Expand the enjoyment and use of haptics in new markets, including touch-enabled mobile advertising, entertainment content, communications technologies, and evolving form factors.

Monetize: License our patented inventions and software to customers for use in creating and enjoying haptics in their mobile device, automotive, gaming, medical, and consumer electronics products.

We believe that the successful execution of this strategy requires an exceptional and unparalleled licensing platform and business model that relies on the skills and talent of our employees. Accordingly, we seek to hire and retain employees with world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategy. In order to attract the quality of employees required for this business model, we have created an environment and culture that encourages, fosters, and supports research, development, and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing. We believe that we have created a compelling company for inventors and innovators who are able to work within a business model and platform that focuses on IP development and licensing to drive strong future growth.

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

Our haptic technology breathes life into digital interfaces, allowing users to feel the vibrating force or resistance as they push a virtual button, scroll through a list or encounter the end of a menu. In a video or mobile game with haptics, users can feel the gun recoil, the engine rev, or the crack of the bat meeting the ball. When simulating the placement of cardiac pacing leads, a user can feel the forces that would be encountered when navigating the leads through a beating heart, providing a more realistic experience of performing this procedure.

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

•

Enhanced Realism: Haptics injects a sense of realism into user experiences by exciting the senses and allowing the user to feel the action and nuance of the application. This is particularly relevant in applications like games, video content, or simulations that rely on only visual and audio inputs. The inclusion of tactile feedback provides additional context that translates into a sense of realism for the user.

•

Enriched Communications: Haptics uses the sense of touch to communicate information to users in an unobtrusive and intuitive manner. In mobile devices, the sense of touch can enhance voice, chat, or video applications to create more engaging and emotional communications. In wearable devices, haptics can provide meaningful information to users without disruptive audio or visual feedback.

•

Restoration of Mechanical Feel: Today’s touchscreen-driven devices lack the physical feedback that humans frequently need to fully understand the context of their interactions. By providing users with intuitive and unmistakable tactile confirmation, haptics can create a more confident user experience and can also improve safety by overcoming distractions. This is especially important when audio or visual confirmation is insufficient, or for applications that involve distractions, such as automotive and industrial applications.

We believe these features of our haptic technology are broadly applicable to a number of markets and devices. By continuing to enhance these features through further research and development, we believe we will serve as a strategic partner for our customers and partners in helping them develop a more compelling user experience for consumers.

Our Offerings

Our patented inventions and software are offered to our customers through either a software license or a patent license or a combination thereof.

We offer our customers software licenses to support the implementation and adoption of haptics in their products. Our software license offerings include a range of software developed by Immersion, including our TouchSense software that we provide for incorporation into mobile devices, video console gaming systems, consumer electronics, medical simulation and surgical robotic systems, and automotive controls. Further, under software licenses, our customers typically receive licenses to our patents necessary to implement the licensed software in their products, with the specific rights and restrictions to the applicable patents described in their license agreements.

We also offer our customers patent licenses, through which we provide a license to specified aspects of our broad portfolio of patented inventions. The patent license provides the customer with a defined right to use our patented innovations in the customer’s own products, which may be limited to specific fields of use.

Our software license agreements and patent license agreements or combinations thereof are structured with fixed, variable or a hybrid of fixed and variable royalty payments over certain defined periods.

For both our software and patent licensees, we offer our expertise to help our customers design and integrate touch effects into their products. This expertise may include turn-key engineering and integration services, design kits for prototyping, authoring tools, application programming interfaces (“APIs”), and the development of hardware and software technologies that are compatible with industry standards.

Software Licenses

We license our software to original equipment manufacturers (“OEMs”) or their suppliers who then include our software in products sold under their own brand names. We license our software under the TouchSense brand, and have developed a family of TouchSense software that is intended to address the needs of our target markets.

TouchSense 1000: Targeted to the commercial and industrial and automotive markets, TouchSense 1000 software offers haptic effects for large touch screens, touch panels, and touch surfaces that are optimized for strength in demanding applications and extreme environments.

TouchSense 2000: Targeted to mass market consumer electronic devices such as microwaves, cameras and other handheld consumer electronics, TouchSense 2000 software provides haptic effects for touch screens and touch panels, providing pre-designed haptic effects and user interface (“UI”) support along with design recommendations oriented for mass market devices. TouchSense 2000 is offered as a direct software license to the OEM as well as through our integrated circuit partners who preload their integrated circuits with the TouchSense 2000 Player.

TouchSense 3000: Targeted to the mobile device and consumer electronics market, TouchSense 3000 software provides precise actuator control to single standard-definition actuator designs, creating crisp, realistic, and nuanced haptic effects. The software is easy to implement, and enables an unlimited number of haptic effects.

TouchSense 4000: Building off the TouchSense 3000 software, TouchSense 4000 software also targets the mobile communications and consumer electronics market by providing controls for higher-fidelity haptic designs which utilize multiple actuators. The TouchSense 4000 software offers a higher level of control, creating the opportunity for an increased number of haptic effects with finer resolution.

TouchSense 5000: Targeted to the mobile communications, automotive, and consumer electronics market, TouchSense 5000 software offers haptic controls for high-fidelity actuators, producing higher quality effects and creating a superior tactile user experience.

Integrator: Working in conjunction with Immersion’s mobile TouchSense software, Integrator consists of modules that OEMs can choose from to easily incorporate haptic experiences into their mobile device operating system. Integrator Modules include: UI Module, which streamlines haptic integration by automatically associating haptic effects with select UI elements such as button presses and scrolling actions; Themes Module, which allows OEMs to waterfall a signature haptic feel through the UI of the device; WebKit Module, which extends the theme controls to the device internet browser experience; and Ringtones Module, which enables support of unique and distinct haptic vibrations to be used during the device silent mode.

Patent Licenses

In addition to licensing software, we also offer patent licenses to those customers who wish to develop their own proprietary haptic implementations. We license our patents across all of our target markets.

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

Design Kits for Prototyping — We offer several design kits for customers to use for technology evaluation, internal evaluation, usability testing, and focus group testing. The kits include components and documentation that designers, engineers, and system integrators need for prototyping tactile effects into an existing or sample product or application.

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

Platform Independent Solutions — Our software driver and API technology have been designed to be easily ported to a variety of operating systems including Android, Tizen, Linux, and Windows.

Products and Markets

Mobile Communications and Consumer Electronics — We offer both TouchSense software and patent licenses to OEMs in the mobile device and consumer electronics markets. In addition, our integrated circuit partners preload their integrated circuits with our TouchSense software and offer these integrated circuits to OEMs in the mobile device market.

Our licensees currently include some of the top makers of mobile devices in the world including: Samsung, Motorola, LG Electronics, Fujitsu, NEC, Xiaomi, and Toshiba, as well as integrated circuit manufacturers such as Texas Instruments and Atmel.

For the years ended December 31, 2013, 2012, and 2011, respectively, 66%, 46%, and 44% of our total revenues were generated from customers in the mobile communications market.

Gaming Devices — We have licensed our patents to Microsoft Corporation for use in its gaming products and to Sony Computer Entertainment Inc. (“Sony”) for use in its legacy and current PlayStation console gaming products. We have also licensed our patents to over a dozen gaming peripheral manufacturers and distributors, including Logitech and Mad Catz, Inc., to bring haptic technology to PC platforms including Microsoft Windows operating systems, as well as to video game consoles.

In the video game console peripheral market, we have licensed our patents for use in hundreds of spinning mass tactile feedback devices and force feedback devices such as steering wheels and joysticks to various manufacturers, including: Bensussen Deutsch & Associates Inc., Datel Design & Inc., dreamGear LLC, Logitech Inc., Mad Catz, Inc., Microsoft Corporation, Performance Designed Products (formerly Electro Source LLC) , Razer PTE Ltd, Guillemot Corporation, and Sony. These products are designed to work with one or more video game consoles including the Xbox, Xbox 360, and Xbox One from Microsoft; the PlayStation, PlayStation 2, PlayStation 3, and PlayStation 4 from Sony; and the N64, GameCube, and Wii from Nintendo. Currently, products sold to consumers using Immersion technology include PC joysticks, steering wheels, and gamepads from various licensees.

For the years ended December 31, 2013, 2012, and 2011, respectively, 21%, 28%, and 31% of our total revenues were generated from customers in the PC and console gaming markets.

Automotive — We offer both TouchSense software and patent licenses to automotive component suppliers. Our current licensees include: ALPS Electric Co., Ltd, Methode Electronics, Inc., Visteon, SMK Corporation, Tokai Rika Co., Ltd., and Panasonic Corp.

For the years ended December 31, 2013, 2012, and 2011, respectively, 5%, 6%, and 6% of our total revenues were from automotive customers.

Medical — Throughout 2011 and 2012, we maintained a single medical simulation product line, the Virtual IV system, which simulated needle-based procedures such as intravenous catheterization and phlebotomy. This product was produced for Laerdal Medical A/S, who distributed it on a world-wide basis. In December of 2012, we signed a licensing agreement for this product line with Laerdal Medical A/S. As of January, 2013, we continued to license patents to the medical market, but no longer manufactured any product lines. Our current licensees include: MAKO Surgical Corp., SOFAR S.P.A., CAE Healthcare, Simbionix, and Laerdal Medical A/S.

For the years ended December 31, 2013, 2012, and 2011, respectively 8%, 16%, and 15% of our total revenues were from the medical market.

Manufactured Products

As of December 2013, we ceased selling manufactured products and now only license our patents and software. Our product solutions, which did not represent a material part of our business, were limited to components used for design kits. Through 2012, we manufactured products including the Virtual IV system which was produced on a “private” label basis for a customer (See Product and Markets – Medical). All products produced were from contracted manufacturing services.

Sales

Our sales have been seasonal with typically an increase in the first quarter reflecting holiday shipments of our customer’s products with integrated Immersion technology. Both mobile devices and gaming products are subject to shipment increases in the fourth quarter which is reflected in our first quarter revenue. Seasonal fluctuations have not been extremely significant to our overall revenue trends in the past. As we are increasingly entering into license agreements that include recurring fixed payments to us, we anticipate that our sales may become less seasonal over time.

We employ a consolidated direct sales force in the United States, Europe, and Asia to license our software and patents across our target markets and augment that sales force via partnerships and licensing agreements with component suppliers and system integrators.

Additional information about significant customers is incorporated herein by reference to Note 17 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.

Competition

Our biggest source of competition derives from decisions made by internal design groups at our OEM customers and potential OEM customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, or whether to develop their own haptic solutions.

In the event we have granted or grant a license to our patent portfolio to an OEM, its internal design group may design technology that is less expensive to implement or that enables products with higher performance or additional features. In some cases, the OEM may elect not to include haptics in its products due to the higher bill of materials costs associated with incorporating haptics.

In addition to licensing OEMs directly, our business also includes licensing to semiconductor manufacturers who incorporate certain of our lower-tiered technology in their integrated circuits for use in certain electronic devices.

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

Research and Development

Our success depends on our ability to invent, improve, and reduce the cost of our technologies in a timely manner; to design and develop software to meet specifications based on research and our understanding of customer needs and expectations; and to collaborate with our licensees who are integrating our technologies into theirs.

Immersion Engineering — We have assembled a multi-disciplinary team of highly skilled engineers and scientists with the experience required for development of touch-enabling technology. The team’s experience includes skills related to mechanical engineering, electrical engineering, embedded systems and firmware, control techniques, software, quality control, haptic content design, and project and process management. This team continues to generate patents that strengthen our IP position.

Application Engineering and Technical Support — We may provide application engineering and technical support during integration of our touch-enabling technology into customer products. To facilitate the validation and adoption of touch-enabling technology, we have developed various design kits. These kits may include actuators, mounting suggestions, controller boards, software libraries, programming examples, and documentation. Our application engineers support customer use of these design kits, including through phone and e-mail technical support and onsite training. This team continues to generate patents that strengthen our IP position.

Research — We have multidisciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our research team works with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value added solutions. This team continues to generate patents, actively contributing to the reinforcement of Immersion’s IP position.

User Experience — We have a dedicated team of user interaction specialists, focusing on user research and design to enable new and improved applications of haptics. We have unique expertise in haptics, usability and interface design. Our team works with existing and potential partners to help them determine the best implementation of haptics in their specific application. This team works on the cutting edge of new user interface paradigms using haptics, resulting in an ongoing generation of patents, actively contributing to the development of new IP for us.

For the years ended December 31, 2013, 2012, and 2011, research and development expenses were $10.9 million, $8.4 million, and $8.4 million respectively.

Intellectual Property

We believe that IP protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against infringement.

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

At the end of 2013, we and our wholly owned subsidiaries had over 1,500 currently issued or pending patents in the U.S. and other countries that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. Some of our U.S. patents began expiring in 2007.

During the fourth quarter 2013, we elected to change our method of accounting for external patent-related costs associated with our internally developed patents and trademarks. Prior to the change we capitalized the external legal, filing, continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally ten years from the date of issuance. Under the new method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations consistent with the classification of internal legal costs associated with internally developed patents and trademarks. Costs associated with acquired patents and other intangible assets continue to be capitalized as incurred. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years. Additional information about our patents is incorporated by reference to Notes 1 and 6 to the consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.

Financial Information About Industry Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Additional information about our business segments and geographic areas is incorporated herein by reference to Note 17 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2013, 2012 and 2011 and our total assets as of December 31, 2013 and 2012, is included in our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.

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

The charters of our audit committee, our compensation committee, and our nominating/corporate governance committee, and our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers) and our Corporate Governance Principles are also available at our web site under “Corporate Governance.” These items are also available to any stockholder who requests them by calling +1 408.467.1900.

The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

As of December 31, 2013, we had 105 full-time and part-time employees, including 55 in research and development, 21 in sales and marketing, and 29 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of February 19, 2014.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer and member of the Board of Directors	56
Dennis Sheehan	Senior Vice President, Sales and Marketing	52
Paul Norris	Chief Financial Officer	51
Jason Patton	Vice President & General Manager of Content & Media Business	40

Victor Viegas was named our Chief Executive Officer in April 2010, and served as our Interim Chief Financial Officer from December 2011 until May 2012. He served as our Interim Chief Executive Officer from October 2009 to April 2010, and has served as a member of the Board of Directors since October 2002. Mr. Viegas was our Chief Executive Officer from October 2002 through April 2008, and President from February 2002 through April 2008. Mr. Viegas was also Chairman of the Board of Directors from October 2007 to February 2009, and assumed the role of interim Chief Financial Officer from December 2011through May 2012. Mr. Viegas also served as Chief Financial Officer until February 2005, having joined us in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a B.S. in Accounting and an M.B.A. from Santa Clara University. Mr. Viegas is also a Certified Public Accountant in the State of California, on inactive status.

Dennis Sheehan assumed the role as Immersion’s SVP of Sales & Marketing, responsible for leading all sales, product & corporate marketing activities for Immersion’s TouchSense software and technology licenses, in October 2012. Previously, Mr. Sheehan was our Vice President of Marketing from January 2009 to October 2012. Prior to joining Immersion, Mr. Sheehan was the Senior Director of Product Management at SiRF technology, a leading supplier of GPS semiconductor solutions for mobile phones and personal navigation devices from June 2006 to December 2009. From March 2005 to November 2005, Mr. Sheehan was the Vice President of Business Development and Strategy for Varatouch, an IP components and software company. Earlier in his career, Mr. Sheehan held various marketing and management positions at Intel. He holds a B.S. in Chemical Engineering from Stanford University and an M.B.A. from Northwestern University’s Kellogg School of Management.

Paul Norris joined Immersion as Chief Financial Officer in May 2012. Prior to joining Immersion, Mr. Norris served as a partner at Accanto Partners, LLC, an investment fund focusing on technology and digital media companies from July 2011 to May 2012. Prior to that, from June 2005 to February 2011, Mr. Norris served in various executive positions at Sonic Solutions, a digital media software and entertainment solutions provider, acting as its Senior Vice President and General Counsel from June 2005 to February 2008, and its Executive Vice President, Chief Financial Officer and General Counsel February 2008 until its acquisition by Rovi Corporation, a digital entertainment technology solutions provider in February 2011. From February 2011 through June 2011, Mr. Norris assisted Rovi in its integration activities as an Executive Advisor. Mr. Norris holds a Bachelor of Arts from Yale University and a Juris Doctor degree from Harvard Law School.

Jason Patton joined Immersion in January 2014. He is responsible for the development and management of our Content & Media line of business. Prior to joining Immersion, Patton was Senior Vice President, Business Development & Technology of YOD China, a publicly-traded company focused entirely on bringing advanced TV offerings featuring premium Hollywood content to mainland China, from October 2010 to December 2013. From June 2001 to November 2009, Patton managed business development for In Demand Networks, the joint venture owned by Comcast, Cox and Time Warner Cable serving most recently as Senior Vice President, Business Development. Patton has also worked at AT&T in both business development and mergers & acquisitions. Patton holds a B.S. in broadcast journalism from Boston University, a B.S. in business administration from Boston University, and an M.B.A. from the Harvard Business School.

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

•

difficulties in persuading existing licensees who compensate us for including our software in certain of their touch-enabled products to also license and compensate us for our patents that cover other touch-enabled products of theirs that do not include our software;

•	challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent quality and parts availability requirements;

•

difficulties in entering into or renewing gaming licenses if video console makers choose not to license third parties to make peripherals for their new consoles, if video console makers no longer require peripherals to play video games, if video console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video consoles deteriorates substantially;

•

reluctance of content developers or distributors, mobile device manufacturers, and service providers to sign license agreements without a critical mass of other such inter-dependent supporters of the mobile device industry also having a license, or without enough similar devices in the market that incorporate our technologies; and

•

inability of current or prospective licensees to ship certain devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Samsung Electronics accounted for approximately 47% of our total revenues for the year ended December 31, 2013 and approximately 24% of our total revenues for the year ended December 31, 2012. Two customers accounted for approximately 33% of our total revenues for the year ended December 31, 2011, one of which was Samsung. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

Some of our license agreements provide for per-unit royalty payments and may also be subject to adjustments based on volume. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. In addition, in certain geographic and product markets, we have increasingly entered into licensing agreements pursuant to which customers make fixed recurring payments to us in exchange for use of our IP and technology. As a result, a portion of the revenue we report each quarter results from the recognition of deferred revenue from fixed payments we have received from these customers during previous quarters. If we were to experience significant decline in our ability to renew these agreements or enter into new agreements that include fixed recurring payments, our reported financial results might not reflect such downturns until future periods. Moreover, to the extent our business model depends on fixed payments that we recognize over time, it may also be difficult for us to rapidly increase our revenues through additional sales in any period, as revenue from new customers will be recognized over multiple quarters. Additionally, if we have agreed that a customer may pay us a fixed amount for use of our IP and technology during a given time period, we may receive lower revenues than we would have received under a per unit royalty arrangement if the customer’s business grows or it otherwise performs better than we anticipated at the time we entered into our licensing agreement with the customer.

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

We currently have sales personnel in Japan, Korea, Taiwan, China, and Switzerland and we intend to continue to expand our international activities, including continued investment in Asia. International operations are subject to a number of difficulties and special costs, including:

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

•	multiple conflicting tax laws and regulations;

•	political and economic instability; and

•	the possibility of an outbreak of hostilities in markets where major customers are located, including Korea.

Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents.

We are currently involved in litigation and administrative proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

As more fully described under Part I, Item 3- “Legal Proceedings,” we are currently involved in litigation involving some of our patents. The defendant in this litigation has challenged the validity, scope, enforceability and ownership of our patents. In addition, reexamination requests have been filed in the U.S. Patent and Trademark Office (“PTO”) with respect to patent claims at issue in our litigation. Under a reexamination proceeding and upon completion of the proceeding, the PTO may leave a patent in its present form, narrow the scope of the patent or cancel some or all of the claims of the patent. If some or all of the claims of the patents that are subject to reexamination are canceled, our business may be significantly harmed.

We cannot predict the outcome of pending litigation or reexaminations. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the PTO limits the scope of the claims of any of our patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal and administrative proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. The time to resolution and complexity of our litigation, its significance to our business, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

Our current litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 13 to the consolidated financial statements in Part II, Item 8 — “Financial Statements and Supplementary Data” and Part I, Item 3 — “Legal Proceedings”.

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

Due to the continuing evolution of market sectors, product categories, and licensee business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee. Many of our customers report royalties to us based on their shipments or their revenues and their interpretation and allocation of contracted royalty rates. It is possible that the originally reported royalties could differ materially from those determined by either a customer self-reported correction or from an audit we have performed. These interpretations may also cause disagreements arising during customer audits, may lead to claims or litigation, and may have an adverse effect on the results of our operations. Further, although our agreements generally give us the right to audit books and records of our licensees, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Pursuant to our license compliance program, we audit certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the risk of our not receiving royalty revenues to which we are entitled, but we cannot give assurances that such audits will be effective.

In addition, after we enter into an agreement, it is possible that markets and/or products, or legal and/or regulatory environments, will evolve in an unexpected manner. As a result, in any agreement, we may have granted rights that will preclude or restrict our exploitation of new opportunities that arise after the execution of the agreement.

Competing technologies may harm our business.

One of our biggest sources of competition is derived from decisions made by internal design groups at our original equipment manufacturer (“OEM”) customers and potential OEM customers. These internal design groups typically make choices regarding whether to implement haptics or not, whether to use our software or other standard haptic capability (e.g., haptic capability offered by the Android operating system), or even whether to develop their own haptic solutions. In instances where the design team elects not to use our software but implements unlicensed haptic capability, we intend to seek to enforce our IP. If the OEM is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the OEM and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.

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

In many cases, we must win competitive selection processes, known as “design wins,” before our haptic technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. Because we typically focus on only a few customers in a given product area, the loss of a design win may result in our failure to have haptics added to new generation products in that area. This can result in lost sales and could hurt our position in future competitive selection processes to the extent we are not perceived as being a technology leader.

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

A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms.

Automobiles and medical devices incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive royalties for these product types.

The product development process for automobiles and medical devices is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive/medical device technologies unless and until products featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its products, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, the option packages if our technology is an option (for example, a navigation unit) or medical device, which is likely to be determined by many factors beyond our control.

If we fail to successfully manage our new content and media initiative, our results of operations could be negatively impacted.

We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While we do not anticipate any meaningful revenue associated with this initiative in 2014, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted.

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the years ended December 31, 2013, 2012, and 2011, 97%, 93% and 88%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We had an accumulated deficit of $87 million as of December 31, 2013, have only recently achieved profitability, and may not maintain profitability in the future.

As of December 31, 2013, we had an accumulated deficit of $87 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

•	engage in research and develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	pursue strategic relationships;

•	incur costs related to pending and anticipated litigation; and

•	acquire IP or other assets from third-parties.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not maintain profitability.

We have limited engineering, customer service, technical support, quality assurance and operations resources to design and meet delivery schedules and to provide support for our various technologies and, as a result, we could fail to deliver software and services in a timely way, with sufficient levels of quality, or at all, which may reduce our revenue.

We deploy our limited engineering, customer service, technical support, quality assurance, and operations resources on a variety of different projects and programs intended to provide sufficient levels of quality necessary for channels and customers. Our success in various markets may depend on timely deliveries and overall levels of sustained quality and customer service. Our failure to provide high quality customer deliverables in a timely fashion or at all, or our failure to maintain sufficient customer service levels, could disrupt our customer relationships, harm our brand, and reduce our revenues.

Our business depends in part on access to third-party platforms and technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.

Many of our current and future software technologies are designed for use with third-party platforms and technologies. Our business in these categories relies on our access to the platforms and technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

Our access to third-party platforms and technologies may require paying royalties or other amounts, which lowers our margins, or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our software technologies can be delayed in production or can change in ways that negatively impact the operation of our software.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change, our business and operating results could be adversely affected.

Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has previously declined and may further do so if Microsoft increases its volume of sales of touch-enabled products at the expense of our other licensees.

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s recently released Xbox One gaming product. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices and tablets. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments may decline.

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

Third parties have previously claimed and may in the future claim that we or our customers are infringing upon their IP rights. Even if we believe that such claims are without merit, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our software technologies or services in the United States and abroad. Claims of IP infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to perform its contractual obligations.

We license some technologies from third parties. We must rely upon the owners of these technologies for information on the origin and ownership of the technologies. As a result, our exposure to infringement claims may increase. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate and indemnification may not provide adequate compensation for breach of the representations. If we cannot or do not license the infringed IP at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.

Recent changes to U.S. patent laws and proposed changes to the rules of the PTO may adversely impact our business.

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

We derive a significant portion of our revenues from licenses and royalties from a relatively small number of key technologies. We devote significant engineering resources to develop new technologies to address the evolving needs of our customers and potential customers. To remain competitive, we must introduce new technologies in a timely manner and the market must adopt them. Our initiatives to develop new and enhanced technologies and to commercialize these technologies for new applications and new platforms may not be successful or timely. Any new or enhanced technologies may not be favorably received by our licensees, potential licensees, or consumers and could damage our reputation or our brand. Expanding and enhancing our technologies could also require significant additional expenses and strain our management, financial, and operational resources.

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

Mobile devices, tablets, touchscreens, personal computer and console gaming peripherals, and automotive, medical, and industrial controls incorporating our touch-enabling technologies can be more expensive than similar competitive products that are not touch-enabled. Although many OEMs have licensed our technologies, there is generally no commitment on their part to use our technologies in their devices. The greater expense of development and production of products containing our touch-enabling technologies, together with the higher price to the end customer, may be a significant barrier to their widespread adoption and sale.

If we are unable to develop open source compliant products, our ability to license our technologies and generate revenues would be impaired.

We have seen, and believe that we will continue to see, an increase in customers requesting that we develop products that will operate in an “open source” environment. Developing open source compliant products without imperiling the IP rights upon which our licensing business depends may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Some of our proprietary technologies incorporate open source software that may be subject to open source licenses. These open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have made or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community, or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. As a result, our revenues may not grow and could decline.

The uncertain economic environment could reduce our revenues and could have an adverse effect on our financial condition and results of operations.

The current global economic conditions and political climate could materially hurt our business in a number of ways, including longer sales and renewal cycles, delays in adoption of our products or technologies or those of our customers, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners would likely face similar challenges, which could materially and adversely affect the level of business they conduct with us or the sales volume of products that include our technology.

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

Our products or our licensees’ products may have flaws or other defects that may lead to personal or other injury claims. If products that we or our licensees sell cause personal injury, property damage, financial loss, or other injury to our or our licensees’ customers, the customers or our licensees may seek damages or other recovery from us. In addition, even though we have transitioned from the medical products line of business, we could face product liability claims for products that we have sold or that our successors have sold or may sell in the future. Defending any claims against us, regardless of merit, would be time-consuming, expensive, and distracting to management, and could result in damages and injure our reputation, the reputation of our technology, services, or products, or the reputation of our licensees or their products. This damage could limit the market for our and our licensees’ products and harm our results of operations. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely affected.

In the past, manufacturers of peripheral products, including certain gaming products such as joysticks, wheels, or gamepads, have been subject to claims alleging that use of their products has caused or contributed to various types of repetitive stress injuries, including carpal tunnel syndrome. While we have not experienced any product liability claims to date, we could face such claims in the future, which could harm our business and reputation. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions.

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

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes, which would harm our business and results of operations. In addition, certain of our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely and quality fashion at attractive prices may negatively affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events, including losses due to earthquakes.

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

Our facilities could be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. A substantial portion of our research and development activities, our corporate headquarters, and other critical business operations are located near major earthquake faults in San Jose, California, an area with a history of seismic events. An earthquake at or near our facilities could disrupt our operations and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses including losses due to earthquakes.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

We have in the past had material weaknesses in our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any failure on our part to remedy identified material weaknesses, or any additional delays or errors in our financial reporting controls or procedures, could cause our financial reporting to be unreliable and could have a material adverse effect on our business, results of operations, or financial condition and could have a substantial adverse impact on the trading price of our common stock.

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

Our sales to customers or sales by our customers to their end customers in some areas outside the United States could be subject to government export regulations or restrictions that prohibit us or our licensees from selling to customers in some countries or that require us or our licensees to obtain licenses or approvals to export such products internationally. Delays or denial of the grant of any required license or approval, or changes to the regulations, could make it difficult or impossible to make sales to foreign customers in some countries and could adversely affect our revenue. In addition, we could be subject to fines and penalties for violation of these export regulations if we were found in violation. Such violation could result in penalties, including prohibiting us from exporting our products to one or more countries, and could materially and adversely affect our business.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements, as well as other multi-element arrangements;

•	seasonality in the demand for our technologies or products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	developments in and costs of pursuing any pending litigation;

•	the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;

•	the timing of work performed under development agreements; and

•	errors in our licensees’ royalty reports, and corrections and true-ups to royalty payments and royalty rates from prior periods.

Changes in financial accounting standards, policies or practices may have adverse, unexpected financial reporting implications and affect our reported results of operations.

A change in accounting standards, policies, or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our business is subject to changing regulations regarding corporate governance and other compliance areas that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these and other rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.

Additionally, the SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. The metals covered by the rules include tin, tantalum, tungsten, and gold. These new requirements may reduce the number of suppliers who provide conflict free metals, and may affect our customers’ ability to obtain products in sufficient quantities or at competitive prices, which could have an effect on our results of operations.

Our stock price may fluctuate regardless of our performance.

The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company.

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

If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired IP or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets associated with unsuccessful acquisitions;

•	potential IP infringement or other claims related to acquired businesses, assets, product lines, or technologies; and

•	potential costs associated with failed acquisition efforts.

Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We lease a facility in San Jose, California of approximately 33,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, and research and development functions. The lease for this property expires in December 2016 and we have an option to renew through December 2021.

We lease a facility in Montreal, Quebec, Canada of approximately 10,000 square feet, for our subsidiary, Immersion Canada, Inc. The facility is used for research and development and administration functions. The lease for this property expires in December 2018.

We also lease office space in Seocho-gu, Seoul, Korea; Shanghai, China; Zhonghe City, Taipei, Taiwan; and Tokyo, Japan.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July 13, 2012, we filed our response brief. On September 4, 2012, plaintiff filed his reply. The Court heard oral argument on February 12, 2014 and took the matter under submission.

Immersion Corporation vs. Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation, and Brightpoint, Inc.

On February 7, 2012, we filed a complaint against Motorola with the U.S. International Trade Commission (the “ITC”) alleging that certain Motorola mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects in connection with touchscreens (the “ITC Complaint”). The ITC Complaint requested that the ITC institute an immediate investigation into Motorola’s unlicensed importation, sale for importation and/or sale after importation of mobile electronic devices, including smartphones and cellular phones, using haptic effects covered by our patents. The ITC Complaint further requested an exclusion order barring the importation, sale for importation and sale after importation of products that infringe our patents and cease and desist orders directing Motorola to cease importing, marketing, advertising, demonstrating, warehousing, distributing, selling, offering to sell and/or using mobile electronic devices incorporating haptic effects that infringe one or more of our patents. We amended the ITC Complaint on March 2, 2012 to add the following parties: HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. We subsequently withdrew HTC America Holding, Inc., HTC (B.V.I.) Corporation, Exedea, Brightstar, and Brightpoint from the ITC Complaint. The ITC instituted an investigation against Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, and HTC America, Inc. on April 2, 2012.

On February 7, 2012, we filed a complaint against Motorola in the U.S. District Court for the District of Delaware (the “Motorola Delaware Complaint”) alleging that certain of Motorola’s mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects. The Motorola Delaware Complaint covered the same patents as the ITC Complaint. The Motorola Delaware Complaint sought damages and injunctive relief. The parties stipulated to stay the case pending the completion of the ITC investigation.

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

In the United States Patent Office, HTC filed requests for ex-parte reexamination of three of Immersion’s patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012.

On March 19, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’999 patent, rejecting claims 1-3, 6, 8-11, and 13-16. On July 12, 2013, the Patent Office issued a notice of intent to issue reexamination certificate informing us that the reexamination proceeding for the ’999 patent has been terminated resulting in the amendment of claims 2, 3, 6, 9-11 and 14-16, the cancelation of claims 1, 8 and 13 and the patentability of newly presented claims 18-20. On July 24, 2013, the Patent Office issued the ’999 patent reexamination certificate.

On April 2, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’720 patent, rejecting claims 1-4, 10-13, 15-17, 19, 22, 23, 29, 30, and 33. On August 29, 2013 the Patent Office issued a final office action regarding the reexamination of the ’720 patent, rejecting claims 1-4, 10-13, 15-17, 19, 22, 23, 29, 30, and 33. On November 8, 2013, the Patent Office issued a notice of intent to issue reexamination certificate informing us that the reexamination proceeding for the ’720 patent has been terminated resulting in the amendment of claims 10-13, 15-17, 19, 22, 23, 29, 30, and 33, and the cancelation of claims 1-4. On February 18, 2014 the Patent Office issued the ’720 patent reexamination certificate.

On May 21, 2013 the Patent Office issued a non-final office action regarding the reexamination of the ’288 patent, rejecting claims 18-26. On November 6, 2013, the Patent Office issued a final office action rejecting claim 18. On January 15, 2014, the Patent Office issued a notice of intent to issue reexamination certificate informing us that the reexamination proceeding for the ’288 patent has been terminated resulting in the amendment of claim 18, and the cancelation of claims 19-26. On February 10, 2014 the Patent Office issued the ’288 patent reexamination certificate.

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

	High	Low
Fiscal year ended December 31, 2013
Fourth Quarter	$13.91	$10.35
Third Quarter	$16.73	$12.25
Second Quarter	$15.75	$9.63
First Quarter	$11.99	$5.90

Fiscal year ended December 31, 2012
Fourth Quarter	$6.93	$4.15
Third Quarter	$6.11	$5.15
Second Quarter	$7.12	$4.71
First Quarter	$7.50	$5.08

On February 19, 2014, the closing price was $11.36 per share and there were 101 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

	Years Ended December 31,
	2013	2012	2011	2010 (2)	2009 (3)
	(In thousands, except per share data)
		As adjusted (1)	As adjusted (1)	As adjusted (1)	As adjusted (1)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$47,470	$32,169	$30,635	$31,124	$27,725
Costs and expenses (1)	43,866	38,897	32,514	37,301	59,637
Operating income (loss) (1)	3,604	(6,728)	(1,879)	(6,177)	(31,912)
Income tax benefit (provision) from continuing operations (4)	36,483	(792)	(1,816)	(1,501)	310
Income (loss) from continuing operations (1)	40,155	(7,350)	(3,491)	(7,406)	(30,312)
Gain from discontinued operations (net of tax)	0	153	61	130	577
Net income (loss) (1)	40,155	(7,197)	(3,430)	(7,276)	(29,735)

Basic net income (loss) per share
Continuing operations (1)	$1.42	$(0.27)	$(0.12)	$(0.26)	$(1.08)
Discontinued operations	0.00	0.01	0.00	0.00	0.02

Total (1)	$1.42	$(0.26)	$(0.12)	$(0.26)	$(1.06)
Shares used in calculating basic net income (loss) per share	28,190	27,735	28,564	28,113	27,973
Diluted net income (loss) per share
Continuing operations (1)	$1.37	$(0.27)	$(0.12)	$(0.26)	$(1.08)
Discontinued operations	0.00	0.01	0.00	0.00	0.02

Total (1)	$1.37	$(0.26)	$(0.12)	$(0.26)	$(1.06)

Shares used in calculating diluted net income (loss) per share	29,338	27,735	28,564	28,113	27,973

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$71,112	$43,546	$56,285	$61,204	$63,728
Working capital (1)	64,249	38,378	49,245	56,504	60,679
Total assets (1)	110,575	48,011	60,794	68,704	77,109
Total stockholders’ equity (1)	80,671	29,278	37,891	41,780	45,186

(1) Amounts have been impacted by our change in accounting method for the treatment of external costs associated with our internally developed patents and trademarks. We no longer capitalize external legal, filing, and continuation or annuity fees associated with patent and trademark applications. Under the new method of accounting, external costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method.

(2) On March 30, 2010, we divested certain medical simulation product lines through an asset sale. Revenues and costs for these product lines have been included in the operating loss in continuing operations through the date of the sale.

(3) During 2009, we sold all of our 3D product line. See Note 12 to the consolidated financial statements.

(4) Under our historical method of accounting for external costs associated with the patent application process, the 2013 income tax benefit from continuing operations would have been $30,351 as compared to $36,483 under our new accounting method. The change in method had no impact on the income tax provision from continuing operations for prior years as we were in a full valuation allowance position for those years.

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

Development, services, and other revenue — Development, services, and other revenue are comprised of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

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

Cost of Revenues — Cost of revenues includes both cost of development and services revenues and cost of product sales. Cost of development and services revenue includes primarily labor related costs relating to these contracts. Cost of product sales consists primarily of contract manufacturing and other overhead costs.

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

See Note 13 to the consolidated financial statements for further information concerning income taxes.

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

We have acquired patents and other intangible assets. In addition, we internally develop and license IP and software, and when possible, we protect our IP and software with patents and trademarks. During the fourth quarter 2013, we elected to change our method of accounting for external patent-related costs associated with our internally developed patents and trademarks. Prior to the change we capitalized the external legal, filing, and continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally 10 years from the date of issuance. Under the new method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations, consistent with the classification of internal legal costs associated with internally developed patents and trademarks.

We believe that the change in accounting method is preferable because it will result in consistent treatment of all patent-related costs. Under the new method, both internal and external costs associated with our patent and trademark applications for patents and trademarks are expensed as incurred, thereby increasing the transparency and relevance of the financial statements. In addition, the change in method will reduce the burden to track and maintain the patent costs related to internally developed patents, and eliminate the subjectivity and judgment involved in assessing our patent portfolio for impairment arising in part from the lengthy patent approval process. The change in method also will provide a better comparison with our industry peers, as the predominant industry practice is to expense external patent-related costs. Costs associated with the purchase of patents continue to be capitalized as before. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method.

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

Overview of 2013

We continued to invest in research, development, sales, and marketing in our key lines of business. Key events in the year were as follows:

•

We increased our royalty and license revenue by 59% and our overall revenue by 48% for the year ended December 31, 2013 compared to 2012. The increase in royalty and license revenue was driven mainly by our mobility line of business along with increases from our automotive, gaming, and medical licensees as well.

•

Our income from continuing operations was $40.2 million for the year ended December 31, 2013 compared to a loss from continuing operations of $7.4 million for the year ended December 31, 2012. The increase in income from continuing operations of $47.5 was primarily due to a non-recurring increase in our benefit from taxes of $37.3 million and an increase in gross profit of $16.0 million, partially offset by an increase in expenses of $5.7 million, which increase consisted primarily of sales and marketing and research and development expenses. The increase in the benefit from taxes was primarily due to the partial release of our Federal deferred income tax asset valuation allowance based on the assessment of our ability to utilize these deferred income tax assets. See Note 13 to the consolidated financial statements for additional information on our income taxes.

•

During the fourth quarter 2013, we elected to change our method of accounting for external patent-related costs associated with our internally developed patents and trademarks. Under the new method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations, consistent with the classification of internal legal costs associated with internally developed patents and trademarks. The change increased income from continuing operations by $3.9 million for the year ended December 31, 2013 and reduced income from continuing operations (increased loss from continuing operations) by $1.6 million and $1.8 million for the two years ended December 31, 2012 and 2011, respectively. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method.

In 2014, we expect royalty and license revenue, mainly from our mobility line of business, to be the major component of our revenue as our technology continues to be included in more of our licensees’ products and as we continue to execute our patent licensing program relating to Basic Haptics. IP litigation may cause us to expend significant financial resources in the future and have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Item 1A — “Risk Factors.”

The following table sets forth our consolidated statements of operations data as a percentage of total revenues:

	Years Ended December 31,
	2013	2012		2011
Revenues:
Royalty and license	97.2%	90.1%		87.9%
Product sales	0.2	6.2		8.4
Development, services, and other	2.6	3.7		3.7

Total revenues	100.0	100.0		100.0

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	1.0	3.7		4.1
Sales and marketing	19.7	21.0		23.1
Research and development	22.9	26.2		27.4
General and administrative	48.6	69.8		51.4
Amortization of intangibles	0.2	0.2		0.1

Total costs and expenses	92.4	120.9		106.1

Operating income (loss)	7.6	(20.9)		(6.1)
Interest and other income	0.1	0.5		0.6

Income (loss) from continuing operations before provision for income taxes	7.7	(20.4)		(5.5)
Benefit (provision) for income taxes	76.9	(2.5)		(5.9)

Income (loss) from continuing operations	84.6	(22.9)		(11.4)
Gain on sales of discontinued operations, net of provision for income taxes	0.0	0.5		0.2

Net income (loss)	84.6%	(22.4	) %	(11.2	) %

Revenues

			Percent			Percent
	2013	Change	Change	2012	Change	Change	2011
	($ in thousands)
Royalty and license	$46,154	$17,165	59%	$28,989	$2,073	8%	$26,916
Product sales	105	(1,877)	(95)%	1,982	(601)	(23)%	2,583
Development, services, and other	1,211	13	1%	1,198	62	5%	1,136

Total revenue	$47,470	$15,301	48%	$32,169	$1,534	5%	$30,635

2013 Compared to 2012

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue was driven primarily by increases from our mobility licensees, and to a lesser extent, by increases from our automotive, gaming, and medical licensees.

Royalty and license revenue from mobility customers increased by 121% primarily due to increased revenue from a renewed multi-year license agreement entered into with Samsung in March 2013; increased mobile device business by existing licensees; as well as new customer contracts in the United States, China, and Japan; partially offset by decreased license revenues from our European market. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

Royalty and license revenue from gaming customers increased by 8% primarily due to new gaming console products that have incorporated our technology coming onto the market in the fourth quarter of 2013, including the Sony PlayStation 4. In addition, we secured increases in gaming royalty and license revenue through our royalty compliance program. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from automotive customers increased by 21% due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue also increased by 10% for medical customers primarily due an increased level of sales by these customers.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. As we are increasingly entering into license agreements that include recurring fixed payments to us, we expect that the effect of seasonality will be less in 2014 and in future years.

Product sales — Product sales in 2013 is comprised primarily of sales of actuators, design kits, and integrated circuits. The decrease in product sales primarily reflects a reduction in medical product sales specifically related to our Virtual IV simulator product that was sold in 2012. In December of 2012 we entered into a royalty generating licensing agreement with our Virtual IV partner in accordance with which we no longer produce or sell the Virtual IV system. In addition, as of December 31, 2013 we discontinued selling all products and will focus primarily on licensing our software and patents going forward.

Development, services, and other revenue — Development, services, and other revenue is comprised of primarily of development work, implementation support, and other contract engineering services provided to customers. Development, services, and other revenue increased mainly due to an increase in ongoing engineering services for certain mobility customers, partially offset by a decrease in one time contract engineering services. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development, services, and other revenue to be a significant part of total revenues in the future.

For 2013 revenues generated in North America, Europe, Far East, and Rest of the World represented 28%, 4%, 68%, and 0%, respectively, compared to 41%, 13%, 46%, and 0%, respectively, for 2012. The shift in revenues among regions was mainly due to a relative increase in royalty and license revenue in the Far East offset by a smaller increase in royalty and license revenue in North America, a decrease in royalty and license revenue in Europe, and a decrease in product revenue in North America. The increase in royalty and license revenue from the Far East was mainly due to increased license and royalty revenue from our mobility licensees in Korea, China, and Japan, including increased revenue recognized under the renewed agreement entered into with Samsung of which customer represented 47% of our sales in 2013 and 24% in 2012. The increase in royalty and license revenue in North America was primarily due to an increase in royalty and license revenue from our mobility, gaming, and medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees. The decrease in product revenue in North America revenue is due to a decrease in medical product sales.

2012 Compared to 2011

Royalty and license revenue — The increase in royalty and license revenue was due to increases from our medical, mobility, automotive, and chip and other licensees, partially offset by decreases from our gaming licensees.

Royalty and license revenue from mobility customers increased by 7% primarily due to an increased volume of new handsets and other devices sold primarily by Korean and Japanese licensees.

Royalty and license revenue from medical customers increased by 58% primarily due to additional royalty revenue from additional volume of units sold by our licensees along with additional license fees.

Royalty and license revenue from automotive customers increased by 9% due to our technology being incorporated in an increased volume of vehicles.

Royalty and license revenue increased by 18% from chip and other customers primarily due to increased volume of chips sold into China and other Asian markets.

Royalty and license revenue from gaming customers decreased by 4% mainly due to a decrease in units shipped by certain licensees. This decrease was primarily due to the softness in the console gaming market.

Product sales — The decrease in product sales primarily reflects a reduction in medical product sales specifically related to weaker demand for Virtual IV simulator product.

Development, services, and other revenue — Development, services, and other revenue increased mainly due to an increase in engineering service revenue from our mobility and automotive customers partially offset by a decrease in engineering service revenue from our medical customers.

For 2012 revenues generated in North America, Europe, Far East, and Rest of the World represented 41%, 13%, 46%, and 0%, respectively, compared to 42%, 13%, 45%, and 0%, respectively, for 2011. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in the Far East offset by a decrease in product sales in North America. The increase in royalty and license revenue from the Far East was mainly due to increased royalties from mobility, automotive, and other licensees. The decrease in product sales in North America was primarily due to a reduction in product sales of our Virtual IV medical simulator products.

Cost of Revenues

	2013	Change	% Change	2012	Change	% Change	2011
	($ in thousands)
Cost of revenues	$462	$(726)	(61)%	$1,188	$(67)	(5)%	$1,255
% of total revenues	1%			4%			4%

2013 compared to 2012 — Our cost of revenues consists primarily of labor related costs for development, services, and other; as well as direct materials, contract manufacturing, and other overhead costs for product sales. It excludes amortization of intangibles. Lower product sales were the major contributor to the overall reduction of cost of revenues for 2013 as compared to 2012. Specifically, the decrease in cost of revenues was primarily due to a reduction in direct material costs, contract manufacturing costs, and related costs of $701,000. As discussed above, we no longer produce or sell the Virtual IV system, which is the main contributor to the decrease in cost of revenues in 2013. Cost of revenues as a percent of total revenues declined primarily due to a change in the mix of our revenue, as royalty and license revenue comprised a greater percentage of our total revenue. Royalty and license revenue does not have related cost of revenues. As a result of our focus on licensing our software and patents in the future, we expect cost of revenue will be reduced in 2014, and we anticipate that our only costs of revenue will be those related to development, services, and other revenue.

2012 compared to 2011 — Lower product sales were the major contributor to the overall reduction of cost of revenues for 2012 as compared to 2011. Specifically, the decrease in cost of revenues was primarily due to decreased direct material costs, contract manufacturing costs, and related costs of $201,000; partially offset by an increase in warranty and repair expense of $59,000, an increase in salary, benefits, and overhead of $57,000; and an increase in obsolescence expense of $21,000. The decrease in direct material, contract manufacturing, related costs, and freight expense of approximately 20% was mainly due to a decrease in related product sales.

Expenses

			Percent			Percent
	2013	Change	Change	2012	Change	Change	2011
	($ in thousands)
Sales and marketing	$9,338	$2,563	38%	$6,775	$(310)	(4)%	$7,085
Research and development	10,883	2,462	29%	8,421	35	0%	8,386
General and administrative (1)	23,104	640	3%	22,464	6,715	43%	15,749
Amortization and impairment of intangibles (1)	79	30	61%	49	10	26%	39

(1) See also Note 1 Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements

Sales and Marketing — Our sales and marketing expenses are comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for 2013 as compared to 2012 was primarily due to increased compensation, benefits, and other related costs of $1.7 million, mainly due to increased sales and marketing headcount, benefits, and stock compensation expense; increased marketing, advertising, and public relations costs of $421,000 and increased consulting expenses of $175,000, both due to current marketing initiatives; and increased travel expenses of $333,000 mainly due to increased headcount. This was partially offset by a decrease in bad debt expense of $105,000. We expect that sales and marketing expenses will increase in 2014 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

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

Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for 2013 as compared to 2012 was primarily due to increased compensation, benefits, and other related costs of $2.0 million mainly due to increased headcount, benefits, and stock compensation expense, and increased consulting and outside services expense of $434,000, in part related to our investment in our content and media initiative. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth including investment in our content and media business.

The increase in research and development expense for 2012 as compared to 2011 was primarily due to increased compensation, benefits, and other related costs of $174,000 mainly due to increased headcount and related expense; partially offset by decreased consulting expense of $89,000 and decreased lab and prototyping costs of $36,000.

General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. Amounts have been adjusted to reflect our change in accounting method for the treatment of external patent-related costs associated with internally developed patents and trademarks. We no longer capitalize external legal, filing, continuation or annuity fees associated with patent and trademark applications. Under the new method of accounting, these types of external patent related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations. The effect of this change on general and administrative expenses was an increase of $3.9 million, $3.1 million, and $3.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method. The increase in general and administrative expenses 2013 as compared to 2012 was primarily due to increased compensation, benefits, and other related costs of $2.6 million and increased public company expense, fees, and taxes of $145,000; partially offset by decreased legal and professional expenses of $2.2 million. The increased compensation, benefits, and other related costs were mainly due to increased headcount, benefits, and stock compensation expense. The decreased legal and professional expenses were primarily due to decreased litigation expenses of $3.1 million relating to ongoing and completed litigation, partially offset by increased patent related legal costs of $571,000, and increased other professional services expense of $306,000. We will continue to incur costs related to litigation, as we continue to assert our IP and contractual rights and defend any lawsuits brought against us.

The increase in general and administrative expenses for 2012 as compared to 2011 was primarily due to increased legal, professional, and license fee expenses of $7.7 million, partially offset by decreased compensation, benefits, and other related costs of $899,000. The increased legal and professional expenses were primarily due to increased litigation expenses of $7.5 million relating to ongoing and completed litigation and increased patent related legal costs of $341,000, partially offset by reduced other professional services expenses of $120,000. The decreased compensation, benefits, and other related costs were mainly due to reduced stock compensation costs, decreased headcount expenses, and reduced severance costs for terminated employees.

Amortization of Intangibles — Our amortization of intangibles is comprised primarily of amortization for purchased patents and other technology. Amounts have been adjusted to reflect our change in accounting method for the treatment of external patent-related costs associated with internally developed patents and trademarks. We no longer capitalize external legal, filing, continuation or annuity fees associated with patent and trademark applications. Under the new method of accounting, these types of external patent related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations. The effect of this change on amortization of intangibles expense was a decrease of $1.7 million, $1.5 million, and

$1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method. Amortization of intangibles increased in 2013 and 2012 mainly due to additional patent rights purchased.

Interest and Other Income

			Percent			Percent
	2013	Change	Change	2012	Change	Change	2011
	($ in thousands)
Interest and other income	$68	$(102)	(60)%	$170	$(34)	(17)%	204

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses and other income. Interest and other income decreased in 2013 compared to 2012 primarily as a result of decreased interest income due to decreased interest on notes receivable.

Interest and other income decreased in 2012 compared to 2011 primarily as a result of decreased interest income due to reduced cash, cash equivalents, and short-term investments and exchange rate losses; partially offset by increased interest on notes receivable.

Benefit (provision) for Taxes

			Percent			Percent
	2013	Change	Change	2012	Change	Change	2011
	($ in thousands)
Benefit (provision) for income taxes	$36,483	$37,275	4706%	$(792)	$1,024	56%	$(1,816)
Income (loss) from continuing operations before benefit (provision) for income taxes	3,672			(6,558)			(1,675)
Effective tax rate	(993.5)%			(12.1)%			(108.4)%

For 2013 we recorded a benefit for income taxes of $36.5 million yielding an effective tax rate of (993.5)%. The current year tax provision is primarily reflective of the partial release of our deferred income tax asset valuation allowance.

Prior to December 31, 2013, we maintained a valuation allowance for our entire deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and limited visibility into our near term projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become “more likely than not” based on our assessment of available evidence. We completed a full evaluation of the realizability of deferred tax assets during the fourth quarter of 2013. The process of evaluating the need to continue with a valuation allowance for deferred tax assets was highly subjective and required significant judgment at many points during the analysis. Based on our analysis and a review of all positive and negative evidence related to historical operations, future projections of taxable income which include fixed fees to be recognized under existing non-cancelable license agreements, and tax planning strategies, we determined that it was more likely than not that certain of our Federal deferred tax assets would be realizable.

For the year ended December 31, 2013, we released the valuation allowance against certain of our U.S. Federal and foreign deferred tax assets which resulted in a tax benefit of $36.8 million. We concluded that it was not more likely than not that certain other U.S. Federal deferred tax assets would be utilized and, accordingly, maintained a valuation allowance of $1.1 million against these deferred tax assets. We also determined there was not sufficient evidence to support the release of the valuation allowance against our State and certain other Foreign deferred tax assets. Accordingly, we maintained a valuation allowance of $6.0 million for these deferred tax assets. In 2014, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, yet we expect there to be a minimal cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash.

For 2012 we recorded a provision for income taxes of $792,000 yielding an effective tax rate of (12.1)%. The 2012 tax provision is primarily reflective of the recording of foreign withholding tax expense which decreased as a result of reduced withholding tax expense from certain Asian countries. For 2011 we recorded a provision for income taxes of $1.8 million yielding an effective tax rate of (108.4)%. The 2011 tax provision was primarily reflective of the recording of foreign withholding tax expense which increased due to increased withholding tax expense from certain Asian countries. As such, for each of these three years, the effective tax rate differs from the statutory rates, respectively.

Our income (loss) from continuing operations before benefit (provision) for income taxes have been adjusted to reflect our change in accounting method for the treatment of external patent and trademark development costs with a resulting change in the effective tax rate. We no longer capitalize, amortize, impair, or abandon external patent related costs. Instead, these types of external costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations. The effect of this change on our income (loss) from continuing operations before benefit (provision) for income taxes was an increase in income of $3.9 million and an increased loss of $1.6 million and $1.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method.

Discontinued Operations

			Percent			Percent
	2013	Change	Change	2012	Change	Change	2011
	($ in thousands)				($ in thousands)
Gain on sales of discontinued operations	$0	$(153)	(100)%	$153	$92	151%	$61

Gain on sales of discontinued operations, net of tax, decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to decreased payments received from the sale of our 3D family of products. During 2009, we ceased operations of the 3D product line and sold our CyberGlove family of products, SoftMouse 3D positioning device family of products, and our Microscribe family of products, and recorded a gain on sale from discontinued operations. Accordingly, the operations of the 3D product line were classified as discontinued operations in the consolidated statement of operations.

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

As of December 31, 2013, our cash, cash equivalents, and short-term investments totaled $71.1 million, an increase of $27.6 million from $43.5 million on December 31, 2012. The increase was primarily due to increased revenue and deferred revenue partially offset by increased operating expenses.

Cash provided by (used in) operating activities — Net cash provided by operating activities during 2013 was $21.2 million compared to $7.4 million used in operating activities in 2012, an increase of $28.6 million. Cash provided by operating activities during 2013 was primarily the result of our net income of $40.2 million, an increase of $8.2 million due to a change in deferred revenue mainly due to renewed agreements and projects with customers, an increase of $2.8 million due to a change in accrued compensation and other liabilities primarily from an increase in accruals for compensation and benefit related items and legal expenses, an increase of $1.3 million due to a change in accounts and other receivables mainly as a result of the collection of accounts receivable, and an increase of $341,000 due to a change in accounts payable from the timing of payments to vendors. These increases were partially offset by a decrease of $36.9 million due to a change in deferred taxes primarily arising from the release of most of our Federal deferred tax valuation allowance. Cash provided by operating activities during 2013 was also affected by noncash charges of $5.3 million, including $4.6 million of noncash stock-based compensation and $584,000 in depreciation and amortization. `

Net cash used in operating activities during 2012 was $7.4 million, an increase of $6.4 million from the $1.0 million used in operating activities during 2011. Cash used in operating activities during 2012 was primarily the result of our net loss of $7.2 million, a decrease of $3.2 million due to a change in deferred revenue primarily due to recognition of deferred revenue, a decrease of $717,000 due to a change in accrued compensation and other current liabilities mainly from decreased activity from new leasehold construction at the end of 2012, a decrease of $504,000 due to a change in accounts and other receivables from the timing of payment of receivables, and a decrease of $227,000 due to a change in prepaid expenses and other current assets. These decreases were partially offset by an increase of $374,000 primarily due to a change in other long-term liabilities due to an increase in deferred rent, and an increase of $282,000 due to a change in inventories mainly due to shipments of our Virtual IV product. Cash used in operating activities during 2012 was also affected by noncash charges of $3.8 million, including $3.1 million of noncash stock-based compensation and $654,000 in depreciation and amortization.

Cash provided by (used in) investing activities — Net cash used in investing activities during 2013 was $18.2 million, compared to the $9.2 million provided by investing activities during 2012, an increased use of $27.4 million. Net cash used in investing activities during 2013 consisted of purchases of short-term investments of $94.9 million and purchases of property, plant, and equipment of $234,000. This was partially offset by maturities of short-term investments of $77.0 million. Net cash provided by investing activities during 2012 was $9.2 million, compared to no significant investing activities during 2011, an increased use of $9.2 million. Net cash provided by investing activities during 2012 consisted of maturities of short-term investments of $54.0 million and proceeds from sales of discontinued operations of $250,000. This was partially offset by purchases of short-term investments of $43.9 million and purchases of property, plant, and equipment of $1.0 million.

Cash provided by (used in) financing activities — Net cash provided by financing activities during 2013 was $6.6 million compared to $4.5 million used in 2012, or a $11.1 million increase compared to the prior year. Net cash provided by financing activities during 2013 consisted primarily of exercises of stock options and the issuance of common stock under the ESPP of $6.6 million. Net cash used in financing activities during 2012 was $4.6 million compared to $4.0 million used in 2011, or a $0.6 million increase in cash used compared to the prior year. Net cash used in financing activities for 2012 consisted primarily of repurchases of common stock of $5.7 million, partially offset by exercises of stock options and the issuance of common stock under the ESPP of $1.2 million.

We believe that our cash and cash equivalents will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. Our board of directors has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which currently has $19.4 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2014 will be less than $2,000,000. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” Additionally, if we acquire businesses, patents, or products, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2013 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$2,700	$928	$1,440	$332	$0

At December 31, 2013, we had a liability for unrecognized tax benefits totaling $1.7 million including interest of $64,000, of which approximately $264,000 could be payable in cash. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitations during the next 12 months. We did not have any other significant non-cancellable purchase commitments as of December 31, 2013.

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

Cash Equivalents, Short-term Investments, and Long-Term Investments — We have cash equivalents and short-term investments of $67.1 million as of December 31, 2013. These securities are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our fixed income securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $346,000 decrease in the fair value of our cash equivalents, short-term investments, and long-term investments as of December 31, 2013.

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

Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international revenues that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our technology and solutions to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements.

Item 8. Financial Statements and Supplementary Data

IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has elected to change its method of accounting for external costs associated with the patent application process during the year ended December 31, 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2014

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
		As Adjusted (1)

ASSETS
Current assets:
Cash and cash equivalents	$14,136	$4,558
Short-term investments	56,976	38,988
Accounts and other receivables (net of allowances for doubtful accounts of: $9 and $134, respectively)	598	1,878
Inventories	0	141
Deferred income taxes	7,784	0
Prepaid expenses and other current assets	690	706

Total current assets	80,184	46,271
Property and equipment, net	944	1,281
Deferred income tax assets	29,066	97
Intangibles and other assets, net	381	362

Total assets	$110,575	$48,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682	$338
Accrued compensation	4,680	2,502
Other current liabilities	1,653	1,119
Deferred revenue	8,920	3,934

Total current liabilities	15,935	7,893
Long-term deferred revenue	13,441	10,221
Other long-term liabilities	528	619

Total liabilities	29,904	18,733

Commitments and contingencies (Notes 9 and 16)

Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 33,619,766 and 32,278,330 shares issued, respectively; 28,637,022 and 27,295,586 shares outstanding, respectively	198,057	186,822
Accumulated other comprehensive income	112	109
Accumulated deficit	(86,929)	(127,084)
Treasury stock at cost: 4,982,744 shares	(30,569)	(30,569)

Total stockholders’ equity	80,671	29,278

Total liabilities and stockholders’ equity	$110,575	$48,011

(1) See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
		As Adjusted (1)	As Adjusted (1)
Revenues:
Royalty and license	$46,154	$28,989	$26,916
Product sales	105	1,982	2,583
Development, services, and other	1,211	1,198	1,136

Total revenues	47,470	32,169	30,635

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	462	1,188	1,255
Sales and marketing	9,338	6,775	7,085
Research and development	10,883	8,421	8,386
General and administrative	23,104	22,464	15,749
Amortization of intangibles	79	49	39

Total costs and expenses	43,866	38,897	32,514

Operating income (loss)	3,604	(6,728)	(1,879)
Interest and other income	68	170	204

Income (loss) from continuing operations before provision for income taxes	3,672	(6,558)	(1,675)
Benefit (provision) for income taxes	36,483	(792)	(1,816)

Income (loss) from continuing operations	40,155	(7,350)	(3,491)

Discontinued operations (Note 12):
Gain on sales of discontinued operations, net of provision for income taxes of $0, $97 and $39, respectively	0	153	61

Net income (loss)	$40,155	$(7,197)	$(3,430)

Basic net income (loss) per share:
Continuing operations	$1.42	$(0.27)	$(0.12)
Discontinued operations	0.00	0.01	0.00

Total	$1.42	$(0.26)	$(0.12)

Shares used in calculating basic net income (loss) per share	28,190	27,735	28,564

Diluted net income (loss) per share:
Continuing operations	$1.37	$(0.27)	$(0.12)
Discontinued operations	0.00	0.01	0.00

Total	$1.37	$(0.26)	$(0.12)

Shares used in calculating diluted net income (loss) per share	29,338	27,735	28,564

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale securities arising during period	3	(9)	(2)

Total other comprehensive income (loss)	3	(9)	(2)

Total comprehensive income (loss)	$40,158	$(7,206)	$(3,432)

(1) See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit As Adjusted (1)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at January 1, 2011	31,016,812	$176,515	$120	$(116,457)	2,788,209	$(18,398)	$41,780

Net loss				(3,430)			(3,430)
Unrealized gain (loss) on available-for-sale securities, net of taxes			(2)				(2)
Repurchase of stock					1,139,997	(6,450)	(6,450)
Issuance of stock for ESPP purchase	28,702	145					145
Exercise of stock options	560,132	2,293					2,293
Release of restricted stock units and awards	180,384	1,323					1,323
Stock based compensation		2,232					2,232

Balances at December 31, 2011	31,786,030	$182,508	$118	$(119,887)	3,928,206	$(24,848)	$37,891

Net loss				(7,197)			(7,197)
Unrealized gain (loss) on available-for-sale securities, net of taxes			(9)				(9)
Repurchase of stock					1,054,538	(5,721)	(5,721)
Issuance of stock for ESPP purchase	25,628	122					122
Exercise of stock options	231,403	1,046					1,046
Release of restricted stock units and awards	235,269	1,299					1,299
Stock based compensation		1,847					1,847

Balances at December 31, 2012	32,278,330	$186,822	$109	$(127,084)	4,982,744	$(30,569)	$29,278

Net income				40,155			40,155
Unrealized gain (loss) on available-for-sale securities, net of taxes			3				3
Issuance of stock for ESPP purchase	36,921	198					198
Exercise of stock options	956,633	6,393					6,393
Release of restricted stock units and awards	347,882	3,482					3,482
Stock based compensation		1,162					1,162

Balances at December 31, 2013	33,619,766	$198,057	$112	$(86,929)	4,982,744	$(30,569)	$80,671

(1)	See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
		As Adjusted (1)	As Adjusted (1)
Cash flows from operating activities:
Net income (loss)	$40,155	$(7,197)	$(3,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	584	654	1,128
Amortization of intangibles	79	49	39
Stock-based compensation	4,644	3,146	3,555
Allowance (recovery) for doubtful accounts	8	113	(22)
Loss on disposal of equipment	11	27	(6)
Gain on sales of discontinued operations	0	(153)	(61)
Changes in operating assets and liabilities:
Accounts and other receivables	1,272	(504)	(567)
Inventories	141	282	(17)
Deferred income taxes	(36,850)	0	0
Prepaid expenses and other current assets	16	(227)	3,342
Other assets	(152)	(54)	(116)
Accounts payable	341	8	(47)
Accrued compensation and other current liabilities	2,788	(717)	(917)
Deferred revenue	8,206	(3,194)	(3,574)
Other long-term liabilities	(91)	374	(266)

Net cash provided by (used in) operating activities	21,152	(7,393)	(959)

Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(94,931)	(43,944)	(48,905)
Proceeds from maturities of available-for-sale investments	77,000	54,000	49,000
Additions to intangibles	0	(100)	0
Purchases of property and equipment	(234)	(1,000)	(169)
Proceeds from sales of discontinued operations	0	250	100

Net cash provided by (used in) investing activities	(18,165)	9,206	26

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	198	122	145
Exercise of stock options	6,393	1,046	2,293
Purchases of treasury stock	0	(5,721)	(6,450)

Net cash provided by (used in) financing activities	6,591	(4,553)	(4,012)

Net increase (decrease) in cash and cash equivalents	9,578	(2,740)	(4,945)
Cash and cash equivalents:
Beginning of year	4,558	7,298	12,243

End of year	$14,136	$4,558	$7,298

Supplemental disclosure of cash flow information:
Cash paid (received) for taxes	$18	$21	$(3,302)

Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment	$24	$0	$775

Release of Restricted Stock Units and Awards under company stock plan	$3,482	$1,298	$1,323

(1)	See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Description of Business

Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. It is an intellectual property (“IP”) and technology licensing company focused on the creation, design, development, and licensing of innovations and technologies that allow people to use their sense of touch more fully when operating a wide variety of digital devices.

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

The Company has acquired patents and other intangible assets. Costs associated with acquired patents and other intangible assets are capitalized as incurred. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years.

The Company also internally develops and licenses IP and software , and when possible, it protects its IP and software with patents and trademarks. During the fourth quarter 2013, the Company elected to change its method of accounting for external patent-related costs associated with its internally developed patents and trademarks. Prior to the change, the Company capitalized the external legal, filing, continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally 10 years from the date of issuance. Under the new method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations, consistent with the classification of internal legal costs associated with internally developed patents and trademarks.

Prior to the change in accounting method, the Company had a net intangible balance of $17.6 million associated with capitalized external patent-related costs, comprised of $10.2 million in costs related to unissued patent applications and $13.5 million in costs related to issued patents, with accumulated amortization of $6.1 million. The impact of the change in accounting method on the Company’s financial statements and disclosures is described below.

The Company believes that this change is preferable because it will result in consistent treatment of all patent-related costs. Under the new method, both internal and external costs associated with the Company’s patent and trademark applications are expensed as incurred, thereby increasing the transparency and relevance of the financial statements. In addition, the change in method will reduce the burden to track and maintain the patent costs related to internally developed patents, and will eliminate the subjectivity and judgment involved in assessing the Company’s patent portfolio for impairment arising in part from the lengthy patent approval process. The change in method also will provide for a better comparison with the Company’s industry peers, as the predominant industry practice is to expense external patent-related costs as incurred.

In accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections,” the change in accounting method has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively. As a result of the accounting change, the accumulated deficit increased $11.4 million as of December 31, 2013, from $75.5 million as of December 31, 2013 to $86.9 million as of December 31, 2013.The following tables summarize the impact on line items of the change in accounting method on the current and previously issued balance sheet as of December 31, 2013 and 2012, statements of operations for the years ended December 31, 2013, 2012, and 2011, and the statements of cash flows for the years ended December 31, 2013, 2012, and 2011.

CONSOLIDATED BALANCE SHEET (In thousands)	As of December 31, 2013
	Before Change	After Change	Effect of Change
Deferred income taxes	$7,779	$7,784	$5
Deferred income tax assets	$22,939	$29,066	$6,127
Intangibles and other assets, net	$17,979	$381	$(17,598)
Accumulated deficit	$(75,463)	$(86,929)	$(11,466)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (In thousands)	As of December 31, 2012
	As Previously Reported	As Adjusted	Effect of Change
Deferred income taxes	$165	$0	$(165)
Deferred income tax assets	$0	$97	$97
Intangibles and other assets, net	$15,725	$362	$(15,363)
Other current liabilities	$1,022	$1,119	$97
Deferred income tax liabilities	$165	$0	$(165)
Accumulated deficit	$(111,721)	$(127,084)	$(15,363)

CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except for per share amounts)	Year Ended December 31, 2013
	Before Change	After Change	Effect of Change
General and administrative	$19,193	$23,104	$3,911
Amortization of intangibles	$1,755	$79	$(1,676)
Benefit (provision) for income taxes.	$30,351	$36,483	$6,132
Income from continuing operations	$36,258	$40,155	$3,897
Net income	$36,258	$40,155	$3,897
Basic net income per share — continuing operations	$1.29	$1.42	$0.13
Basic net income per share — Total	$1.29	$1.42	$0.13
Diluted net income per share — continuing operations	$1.24	$1.37	$0.13
Diluted net income per share — Total	$1.24	$1.37	$0.13

CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except for per share amounts)	Year Ended December 31, 2012
	As Previously Reported	As Adjusted	Effect of Change
General and administrative	$19,326	$22,464	$3,138
Amortization of intangibles	$1,554	$49	$(1,505)
Loss from continuing operations	$(5,717)	$(7,350)	$(1,633)
Net loss	$(5,564)	$(7,197)	$(1,633)
Basic and diluted net loss per share — continuing operations	$(0.21)	$(0.27)	$(0.06)
Basic and diluted net loss per share — Total	$(0.20)	$(0.26)	$(0.06)

CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except for per share amounts)	Year Ended December 31, 2011
	As Previously Reported	As Adjusted	Effect of Change
General and administrative	$12,568	$15,749	$3,181
Amortization of intangibles	$1,394	$39	$(1,355)
Loss from continuing operations	$(1,665)	$(3,491)	$(1,826)
Net loss	$(1,604)	$(3,430)	$(1,826)
Basic and diluted net loss per share — continuing operations	$(0.06)	$(0.12)	$(0.06)
Basic and diluted net loss per share — Total	$(0.06)	$(0.12)	$(0.06)

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)	Year Ended December 31, 2013
	Before Change	After Change	Effect of Change
Cash flows from operating activities:
Net income	$36,258	$40,155	$3,897
Amortization of intangibles	$1,755	$79	$(1,676)
Deferred income taxes	$(30,718)	$(36,850)	$(6,132)
Accounts payable	$86	$341	$255
Accrued compensation and other current liabilities	$2,666	$2,788	$122
Cash flows provided by (used in) investing activities:
Additions to Intangibles	$(3,534)	$0	$3,534
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment	$843	$24	$(819)

CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)	Year Ended December 31, 2012
	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net loss	$(5,564)	$(7,197)	$(1,633)
Amortization of intangibles	$1,554	$49	$(1,505)
Accounts payable	$(18)	$8	$26
Accrued compensation and other current liabilities	$(685)	$(717)	$(32)
Cash flows provided by (used in) investing activities:
Additions to Intangibles	$(3,244)	$(100)	$3,144
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment	$442	$0	$(442)

CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)	Year Ended December 31, 2011
	As Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net loss	$(1,604)	$(3,430)	$(1,826)
Amortization of intangibles	$1,394	$39	$(1,355)
Accounts payable	$(24)	$(47)	$(23)
Accrued compensation and other current liabilities	$(785)	$(917)	$(132)
Cash flows provided by (used in) investing activities:
Additions to Intangibles	$(3,336)	$0	$3,336
Supplemental disclosure of non-cash investing and financing activities:
Amounts accrued for property and equipment	$1,222	$775	$(447)

Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including ASC 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from three principal sources: royalty and license fees, product sales, and development contracts. As described below, management judgments, assumptions, and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development, services, and other revenue — Development, services, and other revenue are comprised of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

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

	Year ended December 31,
	2013	2012	2011
	(In thousands)

Advertising expense	$322	$152	$192

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other items of comprehensive income or loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of tax.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of short-term investments, income taxes including uncertain tax provisions, revenue recognition, stock-based compensation, contingent liabilities from litigation, and accruals for other liabilities. Actual results may differ materially from those estimates.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Significant Risks and Uncertainties

The Company operates in multiple industries and, accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: the mix of revenues; the loss of significant customers; fundamental changes in the technologies underlying the Company’s and its licensees’ products; market acceptance of the Company’s and its licensees’ products under development; development of sales channels; litigation or other claims in which the Company is involved; the ability to successfully assert its patent rights against others; the impact of changing economic conditions; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Comprehensive Income” (“ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”) including AOCI balances by component and significant items reclassified out of AOCI. This ASU is effective for reporting periods beginning after December 15, 2012, and is being applied prospectively. These amendments will change the manner in which the Company presents comprehensive income by reporting these additional disclosure items in the consolidated statements of operations and comprehensive loss or footnotes when they occur.

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial instruments measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 are classified based on the valuation technique in the table below:

	December 31, 2013 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,976	$0	$56,976
Money market funds	10,075	0	0	10,075

Total assets at fair value	$10,075	$56,976	$0	$67,051

The above table excludes $4.1 million of cash held in banks.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$38,988	$0	$38,988
Money market funds	52	0	0	52

Total assets at fair value	$52	$38,988	$0	$39,040

The above table excludes $4.5 million of cash held in banks.

Short-term Investments

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,966	$10	$0	$56,976

Total	$56,966	$10	$0	$56,976

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$38,980	$8	$0	$38,988

Total	$38,980	$8	$0	$38,988

The contractual maturities of the Company’s available-for-sale securities on December 31, 2013 and December 31, 2012 were all due within one year.

3.  Accounts and Other Receivables

	December 31,
	2013	2012
	(In thousands)
Trade accounts receivable	$320	$1,528
Receivables from vendors, lessor, and other	278	350

Accounts and other receivables	$598	$1,878

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories

	December 31,
	2013	2012
	(In thousands)
Raw materials and subassemblies	$0	$138
Finished goods	0	3

Inventories	$0	$141

5.  Property and Equipment

	December 31,
	2013	2012
	(In thousands)

Computer equipment and purchased software	$3,595	$3,748
Machinery and equipment	704	654
Furniture and fixtures	607	546
Leasehold improvements	938	884

Total	5,844	5,832
Less accumulated depreciation	(4,900)	(4,551)

Property and equipment, net	$944	$1,281

6.  Intangibles and Other Assets

Intangible amounts have been impacted by the Company’s change in accounting method for the treatment of external patent and trademark costs. The Company no longer capitalizes external legal, filing, and continuation or annuity fees associated with patent and trademark applications. Under the new method of accounting, these types of external patent-related costs are expensed as incurred and classified as general and administrative expenses in the Company’s consolidated statement of operations consistent with the treatment of internal legal expenses. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method.

	December 31,
	2013	2012
	(In thousands)

Purchased patents	$5,731	$5,724
Other assets	289	192

Gross intangibles and other assets	6,020	5,916
Accumulated amortization of purchased patents	(5,639)	(5,554)

Intangibles and other assets, net	$381	$362

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Amortization of Intangibles	$79	$49	$39

The table below includes estimated remaining annual amortization expense for purchased patents as of December 31, 2013.

Estimated Amortization Expense
(In thousands)
2014	$67
2015	20
2016	5

Total	$92

7.  Other Current Liabilities

	December 31,
	2013	2012
	(In thousands)
		(1) as adjusted
Accrued legal	$780	$410
Income taxes payable	41	30
Deferred income taxes	0	97
Other current liabilities	832	582

Total other current liabilities	$1,653	$1,119

(1)	See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statemements

8.  Long-term Deferred Revenue

Long-term deferred revenue consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$12,840	$9,636
Other deferred revenue	601	585

Long-term deferred revenue	$13,441	$10,221

Deferred revenue for Sony Computer Entertainment represents deferred license revenue where payments have been received in advance of revenue recognition.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments

The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2018.

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

Minimum future lease payments obligations are as follows:

Operating Leases
(In thousands)
2014	$928
2015	781
2016	659
2017	165
2018	167

Total	$2,700

Rent expense was as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)

Rent expense	$549	$550	$30

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

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally vest over 3 years. Awards granted other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

December 31,
2013
Common stock shares available for grant	1,811,121
Common stock options outstanding	3,227,167
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	668,056

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2013, 519,440 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2013 are listed below. Shares purchased under the ESPP for the year ended December 31, 2012 are 25,628. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2013
Shares purchased under ESPP	36,921
Average price of shares purchased under ESPP	$5.36
Intrinsic value of shares purchased under ESPP	$210,984

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the years ended December 31, 2013, 2012, and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)

Outstanding at January 1, 2011	4,000,526	$6.26
Granted	429,963	7.11	$4.07
Exercised	(560,132)	4.09		$2,485
Cancelled	(602,519)	6.99

Outstanding at December 31, 2011	3,267,838	6.61
Granted	425,150	6.10	3.35
Exercised	(231,403)	4.52		443
Cancelled	(305,954)	7.10

Outstanding at December 31, 2012	3,155,631	6.65
Granted	1,058,700	10.20	5.63
Exercised	(956,633)	6.68		5,774
Cancelled	(30,531)	8.75

Outstanding at December 31, 2013	3,227,167	7.78

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding stock options outstanding at December 31, 2013, 2012, and 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2011
Options outstanding	3,267,838	$6.61	5.53	$1.3
Options vested and expected to vest using estimated forfeiture rates	3,151,950	6.62	5.44	1.3
Options exercisable	2,377,683	6.99	4.61	0.8

December 31, 2012
Options outstanding	3,155,631	$6.65	5.24	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,019,979	6.67	5.17	3.4
Options exercisable	2,329,987	6.91	4.69	2.5

December 31, 2013
Options outstanding	3,227,167	$7.78	5.46	$9.9
Options vested and expected to vest using estimated forfeiture rates	2,994,044	7.61	5.41	9.6
Options exercisable	1,774,546	6.67	4.95	7.5

Additional information regarding options outstanding as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.70 - $3.81	25,630	5.20	$2.84	25,630	$2.84
3.85 - 3.85	600,000	5.87	3.85	600,000	3.85
4.17 - 6.11	417,541	4.97	5.49	335,700	5.49
6.12 - 6.39	378,000	5.55	6.20	145,265	6.18
6.41 - 8.61	437,184	4.77	7.48	361,832	7.58
8.71 - 9.20	153,712	3.92	9.13	122,119	9.11
9.53 - 9.53	850,000	6.18	9.53	0	0.00
10.24 - 14.80	250,100	5.72	13.79	69,000	14.02
15.12 - 15.12	15,000	3.62	15.12	15,000	15.12
16.57 - 16.57	100,000	3.74	16.57	100,000	16.57

$2.70 - $16.57	3,227,167	5.46	$7.78	1,774,546	$6.67

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Restricted Stock Units

RSU activity for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2011	417,923
Awarded	243,908	$6.61
Released	(159,384)		$1,163
Forfeited	(94,682)

Outstanding at December 31, 2011	407,765

Awarded	555,911	6.64

Released	(203,519)		1,128

Forfeited	(51,506)

Outstanding at December 31, 2012	708,651

Awarded	294,150	7.12

Released	(303,882)		2,806

Forfeited	(30,863)

Outstanding at December 31, 2013	668,056

Information regarding RSU’s at December 31, 2013, 2012, and 2011 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2011
RSUs outstanding	407,765	0.95	$2.1	$2.1
RSUs vested and expected to vest using estimated forfeiture rates	336,454	0.92	$1.7

December 31, 2012
RSUs outstanding	708,651	1.09	$4.9	$4.9
RSUs vested and expected to vest using estimated forfeiture rates	588,170	1.05	$4.0

December 31, 2013
RSUs outstanding	668,056	0.91	$6.9	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	583,711	0.89	$6.1

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Restricted Stock Awards

Restricted stock award activity for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2011	18,000	$5.59
Awarded	30,000	6.61
Released	(21,000)	5.74	$159
Forfeited	(9,000)	6.61

Outstanding at December 31, 2011	18,000	6.61
Awarded	57,750	5.70
Released	(31,750)	6.72	171
Forfeited	0

Outstanding at December 31, 2012	44,000	5.34
Awarded	44,000	14.09
Released	(44,000)	5.34	676
Forfeited	0

Outstanding at December 31, 2013	44,000	14.09

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

The assumptions used to value option grants and shares under the ESPP are as follows:

	Options			Employee Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Expected life (in years)	4.9	4.5	4.5	0.5	0.5	0.5
Interest rate	0.8%	0.7%	0.8%	0.1%	0.1%	0.2%
Volatility	70%	70%	72%	67%	62%	45%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Income Statement Classifications	(In thousands)

Sales and marketing	$747	$547	$526
Research and development	1,040	756	825
General and administrative	2,857	1,843	2,204

Total	$4,644	$3,146	$3,555

As of December 31, 2013, there was $6.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.31 years for options, 0.43 years for restricted stock awards and 1.57 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Stockholders’ Equity

Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are included in the table below.

	Year Ended December 31, 2013
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$8	$101	$109
Other comprehensive income (loss) before reclassifications	3	0	3
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	3	0	3

Ending Balance	$11	$101	$112

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

During the year ended December 31, 2011, the Company repurchased 1,139,997 shares for $6,450,000 at an average cost of $5.66 net of transaction costs through open market repurchases. During the year ended December 31, 2012, the Company repurchased 1,054,538 shares for $5,721,000 at an average cost of $5.43 net of transaction costs through open market repurchases. These amounts are classified as treasury stock on the Company’s consolidated balance sheet. There were no stock repurchases in 2013 under this Stock Repurchase Program, but the program currently remains available with approximately $19.4 million that may yet be purchased under it.

12.  Discontinued Operations

During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. The consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million, for which the proceeds are being recognized when they are received. The Company abandoned all other 3D operations. Accordingly, the operations of the 3D product line were classified as discontinued operations, net of income tax, in the consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the years ended December 31, 2013, 2012, and 2011 the Company recorded gains on sales of discontinued operations net of tax of $0, $153,000 and $61,000 respectively, from the original sale and payments on notes from the sale of the 3D product line.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Income Taxes

Income tax benefit (provisions) from continuing operations consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
		(1) as adjusted	(1) as adjusted
Income (loss) from continuing operations before benefit (provision) for income taxes	$3,672	$(6,558)	$(1,675)
Benefit (provision) for income taxes	36,483	(792)	(1,816)
Effective tax rate	(993.5)%	(12.1)%	(108.4)%

(1) See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements.

The 2013 benefit for income tax resulted primarily from the partial release of our valuation allowance, described more fully below. The 2012 and 2011 provision for income tax resulted primarily from foreign withholding tax expense.

The Company reported pre-tax book income (loss) from continuing operations of:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
		(1) as adjusted	(1) as adjusted
Domestic	$3,349	$(2,175)	$(2,034)
Foreign	323	(4,383)	359

Total	$3,672	$(6,558)	$(1,675)

(1) See Note 1 “Significant Accounting Policies — Intangible Assets” of Notes to Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit (provision) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
United States federal	$(300)	$91	$115
Foreign	(12)	(902)	(1,923)
State and local	(55)	19	(8)

Total current	$(367)	$(792)	$(1,816)

Deferred:
United States federal	36,190	0	0
Foreign	660	0	0
State and local	0	0	0

Total deferred	36,850	0	0

	$36,483	$(792)	$(1,816)

In 2013, 2012, and 2011 the Company’s income tax payable was not decreased by the tax benefit related to stock options. The Company includes only the direct tax effects of employee stock incentive plans in calculating this benefit, which is recorded to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:	(1) as adjusted)
Net operating loss carryforwards	$23,652	$24,211
State income taxes	1	(7)
Deferred revenue	3,588	4,978
Research and development and other credits	8,201	9,263
Reserves and accruals recognized in different periods	4,994	4,606
Basis difference in investment	967	1,032
Capitalized R&D expenses	1,535	1,566
Depreciation and amortization	887	1,008
Other	120	159

Total deferred tax assets	43,945	46,816
Valuation allowance	(7,095)	(46,816)

Net deferred tax assets	$36,850	$0

(1) See Note 1 “Significant Accounting Policies—Intangible Assets” of Notes to the Consolidated Financial Statements.

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets in each jurisdiction. Prior to December 31, 2013, the Company maintained a full valuation allowance for its net deferred tax assets since the likelihood of the realization of those assets had not become “more likely than not” based on the Company’s assessment of available evidence. During the fourth quarter of 2013, based on a review of all positive and negative evidence related to historical operations, future projections of taxable income which include fixed fees to be recognized under existing non-cancelable license agreements, and tax planning strategies, the Company determined that it was more likely than not that certain of its Federal and foreign deferred tax assets would be realizable.

For the year ended December 31, 2013, based on its assessment of the realizability of its deferred tax assets, the Company released the valuation allowance against certain of its U.S. Federal and foreign deferred tax assets which resulted in a tax benefit of $36.8 million. The Company concluded that it was not more likely than not that certain other U.S. Federal deferred tax assets would be utilized and, accordingly, maintained a valuation allowance of $1.1 million against these deferred tax assets. The Company also determined there was not sufficient evidence to support the release of the valuation allowance against its State and certain other Foreign deferred tax assets. Accordingly, the Company maintained a valuation allowance of $6.0 million for these deferred tax assets.

As of December 31, 2013, the net operating loss carryforwards for federal and state income tax purposes were approximately $65.3 million and $52.4 million, respectively. The federal net operating losses expire between 2020 and 2033 and the state net operating losses begin to expire in 2028. $7.0 million of the Company’s net operating losses are associated with excess benefits related to stock compensation; when realized the amount will be an increase to additional paid in capital. As of December 31, 2013, the Company had federal and state tax credit carryforwards of approximately $8.7 million and $770,000, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2015 and 2033 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2013, the Company has Canadian research and development credit carryforwards of $1.2 million, which will expire at various dates through 2033. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2013, the Company conducted an IRC Section 382 analysis with respect to its net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of the Company’s securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2013	2012	2011
		(1) as adjusted	(1) as adjusted
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1%	2.3%	5.0%
Foreign withholding	8.2%	(13.0)%	(112.6)%
Stock compensation expense	2.5%	(2.6)%	(9.3)%
Meals & entertainment	0.3%	(0.2)%	(0.9)%
Foreign rate differential	(1.7)%	(2.8)%	(5.3)%
Prior year true-up items	0.1%	0.1%	(3.7)%
Tax reserves	1.3%	(0.1)%	(0.6)%
Benefit of discontinued operations	0.0%	1.5%	2.3%
Other	0.0%	0.3%	4.9%
Valuation allowance	(1039.3)%	(32.6)%	(23.2)%

Effective tax rate	(993.5)%	(12.1)%	(108.4)%

(1)	See Note 1 “Significant Accounting Policies—Intangible Assets” of Notes to Consolidated Financial Statements.

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

	2013 Unrecognized Tax Benefits	2012 Unrecognized Tax Benefits	2011 Unrecognized Tax Benefits
	(In thousands)
Balance at beginning of year	$628	$628	$628
Gross increases for tax positions of prior years	896	0	0
Gross decreases for tax positions of prior years	0	0	0
Gross increases for tax positions of current year	110	0	0
Settlements	0	0	0
Lapse of statute of limitations	0	0	0

Balance at end of year	$1,634	$628	$628

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2013, the Company accrued interest or penalties related to uncertain tax positions in the amount of $64,000. The Company expects to release reserves and record a tax benefit due to the

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expiration of statute of limitation during the next 12 months. As of December 31, 2013, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $264,000.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

14.  Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:		(1) as adjusted	(1) as adjusted
Income (loss) from continuing operations	$40,155	$(7,350)	$(3,491)
Gain from discontinued operations, net of tax	0	153	61

Net income (loss) used in computing basic and diluted net income (loss) per share	$40,155	$(7,197)	$(3,430)

Denominator:
Shares used in computation of basic and diluted net income (loss) per share (weighted average common shares outstanding)	28,190	27,735	28,564

Dilutive potential common shares:
Restricted Stock and RSUs	343	0	0
Stock options	805	0	0

Shares used in computation of diluted net income (loss) per share	29,338	27,735	28,564

Basic net income (loss) per share from:
Continuing operations	$1.42	$(0.27)	$(0.12)
Discontinued operations	0.00	0.01	0.00

Total	$1.42	$(0.26)	$(0.12)

Diluted net income (loss) per share from:
Continuing operations	$1.37	$(0.27)	$(0.12)
Discontinued operations	0.00	0.01	0.00

Total	$1.37	$(0.26)	$(0.12)

(1)	See Note 1 “Significant Accounting Policies—Intangible Assets” of Notes to Consolidated Financial Statements.

For the year ended December 31, 2013, options to purchase approximately 979,521 shares of common stock with an exercise price greater than the average fair market value of the Company’s stock of $11.72 per share were not included in the calculation because the effect would have been anti-dilutive.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, and 2011 the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	Year Ended December 31,
	2012	2011

Outstanding stock options	3,155,631	3,267,838
Unvested restricted stock awards	44,000	18,000
Unvested restricted stock units	708,651	407,765

15.  Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the Board of Directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year.

	Year ended December 31,
	2013	2012	2011
	(In thousands)

Company contribution to 401 (k) plan	$91	$77	$85

16.  Contingencies

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. Lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July13, 2012, the Company filed its response brief. On September 4, 2012, plaintiff filed his reply. The Court heard oral argument on February 12, 2014 and took the matter under submission.

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

17.  Segment Reporting, Geographic Information, and Significant Customers

Segment Information

The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile communications and consumer electronics, automotive, gaming, commercial and industrial, and medical. The Company manages these application areas in one operating and reporting segment with one set of management, development, and administrative personnel.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its revenue and operating loss. There is only one segment that is reported to management.

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2013	2012	2011

North America	28%	41%	42%
Europe	4%	13%	13%
Far East	68%	46%	45%
Rest of the world	0%	0%	0%

Total	100%	100%	100%

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2013	2012	2011

United States of America	26%	38%	40%
Korea	58%	36%	37%
Japan	7%	*	*
Other countries (none of which is more than 10% of revenues)	9%	26%	23%

Total	100%	100%	100%

* Represents less than 10% of the Company’s revenue and is included below.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment, intangibles, long-term investments, and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2013, December 31, 2013, and December 31, 2012.

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2013	2012	2011

Samsung Electronics	47%	24%	20%
Customer B	*	*	12%
Customer C	*	*	*
Customer D	*	*	*
Customer E	*	*	*
Customer F	*	*	*

Total	47%	24%	32%

* Revenue derived from customer represented less than 10% for the period.

Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2013	2012	2011

Samsung Electronics	*	*	*
Customer B	*	33%	*
Customer C	*	38%	14%
Customer D	11%	*	14%
Customer E	*	10%	*
Customer F	28%	*	*

* Represents less than 10% of the Company’s outstanding accounts and other receivables.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012
		(2) as adjusted	(2) as adjusted	(2) as adjusted		(2) as adjusted	(2) as adjusted	(2) as adjusted

	(In thousands, except per share data)
Revenues (1)	$12,067	$11,342	$10,201	$13,860	$8,860	$7,142	$6,476	$9,691
Gross profit	11,991	11,231	10,074	13,712	8,474	6,869	6,262	9,376
Operating income (loss) (2)	648	814	448	1,694	(373)	(3,456)	(2,762)	(137)
Income (loss) from continuing operations before provision for taxes (2)	636	856	476	1,704	(347)	(3,390)	(2,694)	(127)
Benefit (provision) for income taxes (4)	36,767	(257)	(10)	(17)	(55)	(118)	(66)	(553)
Income (loss) from continuing operations (2)	37,403	599	466	1,687	(402)	(3,508)	(2,760)	(680)
Net income from discontinued operations (net of tax)	0	0	0	0	0	0	153	0
Net income (loss) (2)	37,403	599	466	1,687	(402)	(3,508)	(2,607)	(680)
Basic net income (loss) per share (2) (3)
Continuing operations	$1.31	$0.02	$0.02	$0.06	$(0.01)	$(0.13)	$(0.10)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00

Total	$1.31	$0.02	$0.02	$0.06	$(0.01)	$(0.13)	$(0.09)	$(0.02)
Shares used in calculating basic net income (loss) per share	28,614	28,558	28,146	27,424	27,288	27,658	28,058	27,941

Diluted net income (loss) per share (2) (3)
Continuing operations	$1.26	$0.02	$0.02	$0.06	$(0.01)	$(0.13)	$(0.10)	$(0.02)
Discontinued operations	0.00	0.00	0.00	0.00	0.00	0.00	0.01	0.00

Total	$1.26	$0.02	$0.02	$0.06	$(0.01)	$(0.13)	$(0.09)	$(0.02)
Shares used in calculating diluted net income (loss) per share	29,675	29,653	29,293	28,294	27,288	27,658	28,058	27,941

(1) The Company typically experiences seasonally higher revenue in the first calendar quarter due to the reporting of holiday sales from some of our customers.

(2) Amounts have been impacted by the Company’s change in accounting method for the treatment of external patent-related costs. The Company no longer capitalizes external legal filing, and continuation or annuity fees associated with patent and trademark applications. under the new method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of operations. See Note 1 to the consolidated financial statements for additional information regarding this change in accounting method.

(3) The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(4) In the fourth quarter of 2014, there was an increase in the benefit from taxes primarily due to the partial release of our Federal deferred and foreign income tax asset valuation allowance based on the assessment of our ability to utilize these deferred income tax assets. See Note 13 to the consolidated financial statements for additional information on our income taxes.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1, income (loss) from continuing operations, net income (loss), and net income (loss) per share have all been revised for the retrospective application of our change in accounting method for the treatment of external patent costs.

The impact of this accounting method change revised our previously reported information by the following (in thousands, except per share amounts):

	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012
	(In thousands, except per share data)
Income (loss) from continuing operations	(752)	(607)	(310)	(566)	(202)	(518)	(452)	(461)
Benefit (provision) for income taxes	6,132	0	0	0	0	0	0	0
Net income (loss)	5,380	(607)	(310)	(566)	(202)	(518)	(452)	(461)
Basic net income (loss) per share	0.19	(0.02)	(0.01)	(0.02)	(0.01)	(0.02)	(0.02)	(0.02)
Diluted net income (loss) per share	0.18	(0.02)	(0.01)	(0.02)	(0.01)	(0.02)	(0.02)	(0.02)

(1) For the quarter ended December 31, 2013, under the Company’s historical method of accounting for external costs associated with the patent application process, the income tax benefit from continuing operations would have been $30,635 as compared to $36,767 under the Company’s new accounting method. The change in method had no impact on the income tax provision from continuing operations for all quarters prior to the December 31, 2013 quarter as the Company was in a full valuation allowance position for those quarters.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our Board of Directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s election to change its method of accounting for external patent related costs.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2014

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

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2014 annual stockholders’ meeting.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation Tables” in Immersion’s definitive Proxy Statement for its 2014 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Principal Stockholders and Stock Ownership by Management” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2014 annual stockholders’ meeting.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Related Person Transactions” and “Corporate Governance” in Immersion’s definitive Proxy Statement for its 2014 annual stockholders’ meeting.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2014 annual stockholders’ meeting.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2013, 2012, and 2011 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II—Valuation and Qualifying Accounts	Page 90

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.	Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969	3.4	November 1, 2007

3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969	3.1	August 14, 2000

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003

10.1*	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361	10.2	November 5, 1999

10.2*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999

10.3*	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	2.4	October 13, 2000

10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003

10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004

10.7*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004

10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007

10.9*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007

10.10*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007

10.11*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007

10.12*	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	10.38	August 8, 2008

10.13*	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	10-Q	000-27969	10.39	August 8, 2008

10.14*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008

10.15*	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	8-K	000-27969	99.01	March 4, 2009

10.16*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010

10.17*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010

10.18	Agreement dated March 9, 2011 by and between Dialectic Capital Partners, LP and related parties and Immersion Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed by Immersion Corporation with the Securities and Exchange Commission on March 10, 2011)	10-Q	000-27969		May 6, 2011

10.19*	2011 Equity Incentive Plan.	10-Q	000-27969	10.1	August 5, 2011

10.20*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011

10.21*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011

10.22*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.23	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011

10.24*	Offer Letter dated April 27, 2012 by and between Immersion Corporation and Paul Norris.	8-K	000-27969	10.2	May 3, 2012

10.25*	Retention and Ownership Change Event Agreement dated May 11, 2012 by and between Immersion Corporation and Paul Norris.	10-Q	000-27969	10.2	August 7, 2012

10.26#	Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q/A	000-27969	10.1	August 23, 2013

10.27	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013

10.28*	Letter Agreement dated September 26, 2012 between the Company and Dennis Sheehan					X

18	Letter dated February 27, 2014 from Deloitte & Touche, LLP, Independent Registered Public Accounting Firm					X

21.1	Subsidiaries of Immersion Corporation.	10-K	000-27969	21.1	March 9, 2009

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1+	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2+	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan.

+

This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 27, 2014

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

Name	Title	Date

/S/ VICTOR VIEGAS Victor Viegas	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/S/ PAUL NORRIS Paul Norris	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014

/s/ CARL SCHLACHTE Carl Schlachte	Director	February 27, 2014

/S/ JACK SALTICH Jack Saltich	Director	February 27, 2014

/S/ JOHN FICHTHORN John Fichthorn	Director	February 27, 2014

/S/ DAVID SUGISHITA David Sugishita	Director	February 27, 2014

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Costs and Expenses	Deductions/ Write-offs	End of Period
	(In thousands)
Year ended December 31, 2013
Allowance for doubtful accounts	$134	$8	$133	$9
Year ended December 31, 2012
Allowance for doubtful accounts	$21	$113	$0	$134
Year ended December 31, 2011
Allowance for doubtful accounts	$97	$(71)	$5	$21