Form 10-Q
period 2014-03-31
IMMERSION CORP
filed 2014-05-06
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock outstanding at April 28, 2014: 28,345,300.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,365	$14,136
Short-term investments	56,980	56,976
Accounts and other receivables (net of allowances for doubtful accounts of $9)	769	598
Deferred income taxes	7,784	7,784
Prepaid expenses and other current assets	550	690

Total current assets	90,448	80,184
Property and equipment, net	1,154	944
Deferred income tax assets	28,046	29,066
Intangibles and other assets, net	362	381

Total assets	$120,010	$110,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,949	$682
Accrued compensation	2,198	4,680
Other current liabilities	2,492	1,653
Deferred revenue	23,380	8,920

Total current liabilities	30,019	15,935
Long-term deferred revenue	11,928	13,441
Other long-term liabilities	501	528

Total liabilities	42,448	29,904
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 33,943,787 and 33,619,766 shares issued, respectively; 28,355,624 and 28,637,022 shares outstanding, respectively	199,965	198,057
Accumulated other comprehensive income	113	112
Accumulated deficit	(85,065)	(86,929)
Treasury stock at cost: 5,588,163 and 4,982,744 shares, respectively	(37,451)	(30,569)

Total stockholders’ equity	77,562	80,671

Total liabilities and stockholders’ equity	$120,010	$110,575

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013
Revenues:
Royalty and license	$15,157	$13,649
Product sales	0	19
Development, services, and other	279	192

Total revenues	15,436	13,860

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	120	148
Sales and marketing	2,763	2,247
Research and development	3,058	2,573
General and administrative	6,521	7,178
Amortization of intangibles	20	20

Total costs and expenses	12,482	12,166

Operating income	2,954	1,694
Interest and other income (expense)	(7)	10

Income before provision for income taxes	2,947	1,704
Provision for income taxes	(1,083)	(17)

Net income	$1,864	$1,687

Basic net income per share	$0.07	$0.06

Shares used in calculating basic net income per share	28,370	27,424

Diluted net income per share	$0.06	$0.06

Shares used in calculating diluted net income per share	29,382	28,294

Other Comprehensive Income (loss)
Change in unrealized gains (losses) on short-term investments	1	(3)

Total Other Comprehensive Income (loss)	1	(3)

Total Comprehensive Income	$1,865	$1,684

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013
Cash flows from operating activities:
Net income	$1,864	$1,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	107	164
Amortization of intangibles	20	20
Stock-based compensation	1,583	1,037
Allowance (recovery) for doubtful accounts	0	16
Changes in operating assets and liabilities:
Accounts and other receivables	(171)	(1,480)
Inventories	0	65
Deferred income taxes	1,020	0
Prepaid expenses and other current assets	140	183
Other assets	(16)	(13)
Accounts payable	610	1,261
Accrued compensation and other current liabilities	(1,638)	1,478
Deferred revenue	12,947	14,565
Other long-term liabilites	(27)	(21)

Net cash provided by operating activities	16,439	18,962
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(9,988)	(9,996)
Proceeds from maturities of available-for-sale investments	10,000	15,000
Purchases of property and equipment	(325)	(76)

Net cash provided by (used in) investing activities	(313)	4,928
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	176	72
Exercise of stock options	149	1,703
Purchases of treasury stock	(6,222)	0

Net cash provided by (used in) financing activities	(5,897)	1,775

Net increase in cash and cash equivalents	10,229	25,665
Cash and cash equivalents:
Beginning of period	14,136	4,558

End of period	$24,365	$30,223

Supplemental disclosure of cash flow information
Cash paid for taxes	$26	$14

Supplemental disclosure of noncash operating, investing, and financing activities
Ammounts accrued for property and equipment	$15	$0

Amounts accrued for the purchase of treasury stock	$660	$0

Release of Restricted Stock Units and Awards under company stock plan	$3,061	$1,491

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the interim period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Intangible Assets

During the fourth quarter 2013, the Company elected to change its method of accounting for external patent-related costs associated with its internally developed patents and trademarks. Prior to the change the Company capitalized the external legal, filing, continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally ten years from the date of issuance. Under the current method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in the Company’s condensed consolidated statement of operations consistent with the classification of internal legal costs associated with internally developed patents and trademarks. Costs associated with acquired patents and other intangible assets continue to be capitalized as incurred. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years.

In accordance with Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections,” the change in accounting method has been retrospectively applied to all prior periods presented herein. Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including ASC 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from three principal sources: royalty and license fees, development contract and service fees, and, previously, product sales. As described below, management judgments, assumptions, and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. For a license arrangement, the Company requires a written contract, signed by both the customer and the Company. For a stand-alone product sale, the Company requires a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. The Company delivers software and product to customers physically and also delivers software electronically. For physical deliveries not related to software, the transfer terms typically include transfer of title and risk of loss at the Company’s shipping location. For electronic deliveries, delivery occurs when the Company provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms, which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, the Company must judge collectibility of fees, which is done on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company typically sells to customers with whom there is a history of successful collection. For new customers, the Company evaluates the customer’s financial condition and ability to pay. If it is determined that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when payment is received.

Royalty and license revenue — The Company licenses its patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Certain of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments. The Company recognizes fixed license fee revenue for licenses when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license.

Development, services, and other revenue — Development, services, and other revenue are composed of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

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

Recent Accounting Pronouncements

There are no new recent accounting pronouncements having a material effect on the Company besides those included in the notes to the condensed consolidated financial statements.

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

Financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are classified based on the valuation technique in the table below:

	March 31, 2014 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,980	$0	$56,980
Money market accounts	20,525	0	0	20,525

Total assets at fair value	$20,525	$56,980	$0	$77,505

The above table excludes $3.8 million of cash held in banks.

	December 31, 2013 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,976	$0	$56,976
Money market accounts	10,075	0	0	10,075

Total assets at fair value	$10,075	$56,976	$0	$67,051

The above table excludes $4.1 million of cash held in banks.

Short-term Investments

	March 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,969	$11	$0	$56,980

Total	$56,969	$11	$0	$56,980

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,966	$10	$0	$56,976

Total	$56,966	$10	$0	$56,976

The contractual maturities of the Company’s available-for-sale securities on March 31, 2014 and December 31, 2013 were all due within one year.

3.	ACCOUNTS AND OTHER RECEIVABLES

	March 31,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$351	$320
Receivables from vendors and other	418	278

Accounts and other receivables	$769	$598

4.	PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2014	2013
	(In thousands)
Computer equipment and purchased software	$3,634	$3,595
Machinery and equipment	706	704
Furniture and fixtures	807	607
Leasehold improvements	1,015	938

Total	6,162	5,844
Less accumulated depreciation	(5,008)	(4,900)

Property and equipment, net	$1,154	$944

5.	INTANGIBLES AND OTHER ASSETS

Intangible amounts have been impacted by the Company’s change in accounting method for the treatment of external patent and trademark costs. The Company no longer capitalizes external legal, filing, and continuation or annuity fees associated with patent and trademark applications. Under the current method of accounting, these types of external patent-related costs are expensed as incurred and classified as general and administrative expenses in the Company’s condensed consolidated statement of operations consistent with the treatment of internal legal expenses. See Note 1 to the condensed consolidated financial statements for additional information regarding this change in accounting method.

	March 31,	December 31,
	2014	2013
	(In thousands)
Patents and trademarks	$5,731	$5,731
Other assets	289	289

Gross intangibles and other assets	6,020	6,020
Accumulated amortization of patents and trademarks	(5,658)	(5,639)

Intangibles and other assets, net	$362	$381

The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Amortization of intangibles	$20	$20

The table below includes estimated remaining annual amortization expense for purchsaed patents as of March 31, 2014.

Estimated Amortization Expense
(In thousands)
Remainder of 2014	$47
2015	20
2016	6

Total	$73

6.	COMPONENTS OF OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2014	2013
	(In thousands)
Accrued legal	$1,692	$780
Income taxes payable	29	41
Other current liabilities	771	832

Total other current liabilities	$2,492	$1,653

7.	LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$11,393	$12,840
Other deferred revenue	535	601

Long-term deferred revenue	$11,928	$13,441

Deferred revenue for Sony Computer Entertainment represents deferred license revenue where payments have been received in advance of revenue recognition.

8.	STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire from 5 to 10 years from the date of grant. Restricted stock generally vests over one year. RSUs generally vest over 3 years. Awards granted other than an option or stock appreciation right reduce the common stock shares available for grant under the program by 1.75 shares for each share issued.

March 31,
2014
Common stock shares available for grant	1,110,773
Common stock options outstanding	3,534,306
Restricted stock awards outstanding	44,000
Restricted stock units outstanding	598,830

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2014, 537,110 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2014 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2013 are 16,003. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months
Ended
March 31,
2014
Shares purchased under ESPP	17,670
Average price of shares purchased under ESPP	$9.95
Intrinsic value of shares purchased under ESPP	$31,011

Summary of Stock Options

The following table sets forth the summary of standard option activity under the Company’s stock option plans for the three months ended March 31, 2014 and year ended December 31, 2013:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
Beginning outstanding balance	3,227,167	3,155,631
Granted	287,575	1,058,700
Exercised	(29,826)	(956,633)
Forfeited and cancelled	(610)	(30,531)

Ending outstanding balance	3,484,306	3,227,167

Aggregate intrinsic value of options exercised	$190,683	$5,774,000
Weighted average fair value of options granted	5.56	5.63

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these standard stock options outstanding at March 31, 2014 and December 31, 2013 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (years)	(In millions)
December 31, 2013
Options outstanding	3,227,167	$7.78	5.46	$9.9
Options vested and expected to vest using estimated forfeiture rates	2,994,044	7.61	5.41	9.6
Options exercisable	1,774,546	6.67	4.95	7.5
March 31, 2014
Options outstanding	3,484,306	$8.13	5.15	$10.2
Options vested and expected to vest using estimated forfeiture rates	3,258,924	7.96	5.10	10.0
Options exercisable	1,995,982	6.95	4.69	8.1

In 2014 the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the 7 year life of the options. The following table sets forth the summary of the market-based option activity under the Company’s stock option plans for the three months ended March 31, 2014:

Three Months
Ended
March 31,
2014
Market Condition Based Stock Options
Beginning outstanding balance	0
Granted	50,000
Exercised	0
Forfeited and cancelled	0

Ending outstanding balance	50,000

Aggregate intrinsic value of options exercised	$0
Weighted average fair value of options granted	5.71

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these market condition based stock options outstanding at March 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Market Condition Based Stock Options
March 31, 2014
Options outstanding	50,000	$11.94	6.90	$0.0
Options vested and expected to vest using estimated forfeiture rates	41,795	11.94	6.90	0.0
Options exercisable	0	0.00	0.00	0.0

Summary of Restricted Stock Units

RSU activity for the three months ended March 31, 2014 and year ended December 31, 2013 was as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
Beginning outstanding balance	668,056	708,651
Awarded	209,380	294,150
Released	(276,525)	(303,882)
Forfeited	(2,081)	(30,863)

Ending outstanding balance	598,830	668,056

Weighted average grant date fair value of RSUs granted	$11.89	$7.12
Total fair value of RSUs released	3,061,012	2,806,000
Total fair value of RSUs remaining unvested	6,317,657	6,934,000

Information regarding RSUs outstanding at March 31, 2014 and December 31, 2013 is summarized below:

		Weighted
		Average	Aggregate
		Remaining	Intrinsic	Fair
	Number of	Contractual	Value	Value
	Shares	Life (years)	(In millions)	(In millions)
December 31, 2013
RSUs outstanding	668,056	0.91	$6.9	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	583,711	0.89	6.1
March 31, 2014
RSUs outstanding	598,830	1.44	$6.3	$6.3
RSUs vested and expected to vest using estimated forfeiture rates	482,334	1.38	5.1

Summary of Restricted Stock Awards

Restricted stock award activity for the three months ended March 31, 2014 and year ended December 31, 2013 was as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2014	2013
Beginning outstanding balance	44,000	44,000
Awarded	0	44,000
Released	0	(44,000)
Forfeited	0	0

Ending outstanding balance	44,000	44,000

Weighted average grant date fair value of restricted stock awarded	$0	$14.09
Total fair value of restricted stock awards released	0	676,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended
	March 31,
	2014	2013
Standard Stock Options
Expected life (in years)	4.7	4.7
Volatility	57%	69%
Interest rate	1.4%	0.8%
Dividend yield	N/A	N/A

Three Months Ended
March 31,
2014
Market Condition Based Stock Options
Expected life (in years)	7.0
Volatility	66%
Interest rate	2.2%
Dividend yield	N/A

	Three Months Ended
	March 31,
	2014	2013
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5
Volatility	39%	66%
Interest rate	0.1%	0.1%
Dividend yield	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$230	$163
Research and development	475	314
General and administrative	878	560

Total	$1,583	$1,037

As of March 31, 2014, there was $9.1 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.22 years for standard options, 3.92 years for market condition based options, 2.01 years for RSUs, and 0.19 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.	STOCKHOLDERS’ EQUITY

Comprehensive Income (Loss)

In February 2013, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Comprehensive Income” (“ASU 2013-02). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”) including AOCI balances by component and significant items reclassified out of AOCI. This ASU was effective for reporting periods beginning after December 15, 2012, and was applied prospectively.

The changes in accumulated other comprehensive income (loss) are included in the table below.

	Three Months Ended March 31, 2014
	Unrealized Gains
	and Losses on	Foreign
	Available-for Sale	Currency
	Securities	Items	Total
	(In thousands)
Beginning balance	$11	$101	$112
Other comprehensive income (loss) before reclassifications	1	0	1
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	1	0	1

Ending Balance	$12	$101	$113

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

During the three months ended March 31, 2014, the Company repurchased 605,419 shares for $6.9 million at an average cost of $11.20, net of transaction costs, through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet. The program currently remains available with approximately $12.6 million that may yet be purchased under it. During the three months ended March 31, 2013 there were no stock repurchases under this program.

10.	INCOME TAXES

Income tax provisions from continuing operations consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Income from continuing operations before provision for income taxes	$2,947	$1,704
Provision for income taxes	(1,083)	(17)
Effective tax rate	36.7%	1.0%

The provision for income tax for the three months ended March 31, 2014 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock based compensation and foreign withholding taxes. The income tax provision for the three months ended March 31, 2013 is primarily as a result of foreign taxes and foreign withholding tax expense.

In July 2013, the FASB ratified ASU 2013-11 “Presenting an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward Exists” (“ASU 2013-11”). ASU 2013-02 provides that an UTB, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This ASU was effective for reporting periods beginning after December 15, 2013, and may be applied retrospectively. The impact was not significant on the Company’s condensed consolidated results of operations and financial condition.

As of March 31, 2014, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $1.7 million including interest of $66,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $266,000. There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2014. The Company expects to release reserves and record a tax benefit due to the expiration of applicable statutes of limitations during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Net deferred income taxes were $35.8 million as of March 31, 2014 consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance of $7.0 million against deferred tax assets, including state and certain foreign deferred tax assets. The Company also has determined there is not sufficient evidence to support the release of the valuation allowance against these state and foreign deferred tax assets.

11.	NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. Diluted net income per share is based upon the weighted average common shares outstanding for the period plus dilutive potential shares including unvested restricted stock, RSUs, and stock options using the treasury stock method. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands except per share amounts)
Numerator:
Net income	$1,864	$1,687

Denominator:
Shares used in computation of basic net income per share (weighted average common shares outstanding)	28,370	27,424
Dilutive potential common shares:
Restricted Stock and RSUs	316	303
Stock options	696	567

Shares used in computation of diluted net income per share	29,382	28,294

Basic net income per share	$0.07	$0.06

Diluted net income per share	$0.06	$0.06

For the three months ended March 31, 2014 and 2013, options to purchase approximately 1.4 million and 1.4 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $11.21 and $7.84 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,600 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

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

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). We derive our revenues from three principal sources: royalty and license fees, development contract and service fees, and, previously, product sales. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management. Specifically, in connection with each transaction, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. For a license arrangement, we require a written contract, signed by both the customer and us. For a stand-alone product sale, we require a purchase order or other form of written agreement with the customer.

•	Delivery has occurred. We deliver software and product to our customers physically and also deliver software electronically. For physical deliveries not related to software, our transfer terms typically include transfer of title and risk of loss at our shipping location. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial condition and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

Royalty and license revenue — We license our patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Certain of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments. We recognize fixed license fee revenue for licenses when earned under the terms of the agreements, which is generally recognized on a straight-line basis over the expected term of the license.

Development, services, and other revenue — Development, services, and other revenue are composed of engineering services (engineering services and/or development contracts), and in limited cases, PCS. Engineering services revenues are recognized under the proportional performance accounting method based on physical completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.

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

Valuation and amortization methods — We use the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of standard stock options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

We use the Monte-Carlo Simulation model to value our stock options with a market condition. Valuation techniques such as a Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation is a generally accepted statistical technique used, in this instance, to simulate a range of future stock prices for the Company.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and ESPP shares. Existing valuation models, including the Black-Scholes model and the Monte-Carlo Simulation model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

See Note 8 to the condensed consolidated financial statements for further information regarding stock-based compensation.

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

We have acquired patents and other intangible assets. In addition, we internally develop and license IP and software, and when possible, we protect our IP and software with patents and trademarks. During the fourth quarter 2013, we changed our method of accounting for external patent-related costs associated with our internally developed patents and trademarks. Prior to the change we capitalized the external legal, filing, and continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally 10 years from the date of issuance. Under the current method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our condensed consolidated statement of operations, consistent with the classification of internal legal costs associated with internally developed patents and trademarks. Costs associated with the purchase of patents continue to be capitalized as before. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years. See Note 1 to the condensed consolidated financial statements for additional information regarding this change in accounting method.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The following discussion and analysis includes our results of operations for the three months ended March 31, 2014 and 2013.

Overview

Royalty and license revenue increased by 11%, and our total revenue increased by 11% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in royalty and license revenue was primarily due to increased revenue from our gaming licensees along with increased revenue from our medical and automotive licensees partially offset by a decrease in revenue from our mobility licensees.

Our net income was $1.9 million for the three months ended March 31, 2014 as compared to a net income of $1.7 million for the three months ended March 31, 2013. The increase in net income was primarily due to increased gross profit of $1.6 million resulting primarily from additional royalty and license revenue partially offset by a higher provision for income taxes of $1.1 million and increased operating expenses of $344,000 mainly due to increased sales and marketing expenses and research and development expenses partially offset by decreased general and administrative expenses primarily due to reduced litigation expenses.

In 2014, we expect royalty and license revenue, mainly from our mobility and gaming lines of business, to be the major component of our revenue as our technology continues to be included in more of our licensees’ products, and as we continue to execute our patent licensing program relating to Basic Haptics. IP litigation may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	March 31,		Change	% Change
REVENUES	2014	2013
	(In thousands)
Three months ended:
Royalty and license	$15,157	$13,649	$1,508	11%
Product sales	0	19	(19)	(100)%
Development, services, and other	279	192	87	45%

Total Revenues	$15,436	$13,860	$1,576	11%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to increased revenue from our gaming licensees and to a lesser extent from increased revenue from our medical and automotive licensees partially offset by a decrease in revenue from our mobility licensees.

Royalty and license revenue from gaming customers increased by 96%, primarily due to new gaming console products that have incorporated our technology coming onto the market in the fourth quarter of 2013, including the Sony PlayStation 4. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from medical customers increased by 32%, primarily due to an increased level of sales by these customers and increased fees from licensees.

Royalty and license revenue from automotive customers increased by 26%, due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue from mobility customers decreased by 18%, primarily due to decreased revenue of approximately $2 million resulting from an overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the three months ended March 2013 that did not recur in 2014. Partially offsetting this decrease was additional revenue from new customer contracts in China and the U.S. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. As we are increasingly entering into license agreements that include recurring fixed payments to us, we expect that the effect of seasonality may be less in 2014 and in future years.

Product sales — Product sales decreased as we discontinued selling all products as of December 31, 2013. We will have no future product sales and will focus on licensing our software and patents going forward.

Development, services, and other revenue — Development, services, and other revenue is composed of primarily of development work, implementation support, and other contract engineering services provided to customers. Development, services, and other revenue increased mainly due to an increase in ongoing engineering services for new and legacy mobility customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development, services, and other revenue to be a significant part of total revenues in the future.

We categorize our geographic information into four major regions: North America, Europe, Far East, and Rest of the World. In the three months ended March 31, 2014, revenue generated in North America, Europe, Far East, and Rest of the World represented 36%, 4%, 60%, and 0% of total revenue, respectively, compared to 29%, 2%, 69%, and 0% of total revenue, respectively, for the three months ended March 31, 2013. The shift in revenues among regions was mainly due to a relative increase in royalty and license revenue in North America and Europe offset by a decrease in royalty and license revenue in the Far East. The increase in royalty and license revenue in North America and Europe was primarily due to an increase from our gaming licensees. The decrease in royalty and license revenue from the Far East was primarily due to decreased revenue of approximately $2 million from our mobility licensees primarily resulting from an overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the three months ended March 2013 that did not recur in 2014. This decrease was partially offset by increased revenue from our gaming licensees in the Far East.

	March 31,		Change	% Change
COST OF REVENUES	2014	2013
	(Dollars in thousands)
Three months ended:
Cost of revenues	$120	$148	$(28)	(19)%
% of total revenues	1%	1%	0%

Cost of Revenues — Our cost of revenues consists primarily of labor related costs for development, services, and other revenue; as well as direct materials, contract manufacturing, and other overhead costs for product sales. The discontinuation of all product sales as of December 31, 2013 was the major contributor to the reduction of cost of revenues for the three months ended March 31, 2014 as compared to the three months ended 2013. Future costs of revenues will be limited to costs for development, services, and other revenue.

	March 31		Change	% Change
OPERATING EXPENSES	2014	2013
	(Dollars in thousands)
Three months ended:
Sales and marketing	$2,763	$2,247	$516	23%
% of total revenue	18%	16%	2%
Research and development	$3,058	$2,573	$485	19%
% of total revenue	20%	19%	1%
General and administrative	$6,521	$7,178	$(657)	(9)%
% of total revenue	42%	52%	(10)%
Amortization of intangibles	$20	$20	$0	0%
% of total revenue	0%	0%	0%

Sales and Marketing — Our sales and marketing expenses are composed of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to increased compensation, benefits, and other related costs of $291,000, mainly due to increased sales and marketing headcount and stock compensation expense; increased travel of $119,000 mainly due to increased headcount and current marketing initiatives; and increased marketing, advertising, and public relations costs of $83,000 due to current marketing initiatives. We expect that sales and marketing expenses will increase in 2014 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to increased compensation, benefits, and other related costs of $389,000 mainly due to increased headcount, benefits, and stock compensation expense, and increased consulting and outside services expense of $78,000, in part related to our investment in our content and media initiative. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth including investment in our content and media business.

General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to decreased legal and professional expenses of $1.2 million partially offset by increased compensation, benefits, and other related costs of $408,000; and increased public company expense, fees, and taxes of $124,000. The increased compensation, benefits, and other related costs were mainly due to increased benefits and stock compensation expense. The decreased legal and professional expenses were primarily due to decreased litigation expenses of $1.6 million relating to ongoing litigation, partially offset by increased other professional services expense of $367,000. We will continue to incur costs related to litigation, as we continue to assert our IP and contractual rights and defend any lawsuits brought against us.

	March 31,		Change	% Change
PROVISION FOR TAXES	2014	2013
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(1,083)	$(17)	$(1,066)	(6271)%
Income before provision for income taxes	$2,947	$1,704
Effective tax rate	36.7%	1.0%

Provision for Income Taxes — For the three months ended March 31, 2014 we recorded a provision for income taxes of $1.1 million yielding an effective tax rate of 36.7%. The effective tax rate was estimated based upon a forecast of our full year results. The effective rate was greater than the US Federal tax rate of 35% primarily due to permanent differences between book and tax pre-tax income. For the three months ended March 31, 2013 we recorded a provision for income taxes of $17,000 yielding an effective tax rate of 1.0%. We carried a full valuation allowance in the prior year period and, as a result, the provision primarily reflects foreign tax withholding expense incurred in the period.

In 2014, we began and continue to expect to use a 35% tax rate to record the federal portion of our income tax provision expense, yet we continue to expect there to be a minimal cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next nine months. As of March 31, 2014, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $266,000.

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

On March 31, 2014, our cash, cash equivalents, and short-term investments totaled $81.3 million, an increase of $10.2 million from $71.1 million on December 31, 2013.

Cash provided by (used in) operating activities

Net cash provided by operating activities during the three months ended March 31, 2014 was $16.4 million, a decrease of $2.6 million from the $19.0 million provided by operating activities during the three months ended March 31, 2013. Cash provided by operating activities during the current period was primarily the result of our net income of $1.9 million, an increase of $12.9 million in deferred revenue mainly due to additional payments from customers that were deferred, an increase of $1.0 million due to a change in deferred income taxes from their use to reduce tax payments in the quarter, and an increase of $610 due to a change in accounts payable primarily arising from the timing of payments to vendors. These increases were partially offset by a decrease of $1.7 million due to a change in accrued compensation and other liabilities mainly from a decrease in accruals for compensation and benefit related items. Cash provided by operating activities during the current period was also affected by noncash charges of $1.7 million, including $1.6 million of noncash stock-based compensation and $107,000 in depreciation and amortization of property and equipment.

Cash provided by (used in) investing activities

Net cash used in investing activities during the three months ended March 31, 2014 was $313,000, a decrease in cash provided of $5.2 million compared to the $4.9 million provided by investing activities during the three months ended March 31, 2013. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $10.0 million and additions to fixed assets of $325,000. This was partially offset by maturities of short-term investments of $10.0 million.

Cash provided by (used in) financing activities

Net cash used in financing activities during the three months ended March 31, 2014 was $5.9 million compared to $1.8 million provided during the three months ended March 31, 2013, a decrease in cash provided of $7.7 million. Net cash used in financing activities during the current period consisted primarily of repurchases of common stock of $6.2 million, partially offset by exercises of stock options and the issuance of common stock under the ESPP of $325,000.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. Our board of directors has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has $12.6 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2014 will be less than $2,000,000. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013. Our principal commitments as of March 31, 2014 consist of obligations under operating leases. There have been no material changes in those obligations during the three months ended March 31, 2014.

As of March 31, 2014, we had a liability for unrecognized tax benefits totaling $1.7 million including interest of $66,000, of which approximately $266,000 could be payable in cash. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitations during the next 9 months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $77.5 million as of March 31, 2014, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $345,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2014, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The HTC Delaware Complaint currently asserts infringement of the following patents:

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

In the United States Patent Office, HTC filed requests for ex-parte reexamination of three of Immersion’s patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012. On July 24, 2013, the Patent Office issued a Reexamination Certificate for the ’999 patent, after certain claims were cancelled and other claims were amended. On February 18, 2014, the Patent Office issued a Reexamination Certificate for the ’720 patent after certain claims were cancelled and other claims were amended. On February 10, 2014 the Patent Office issued a Reexamination Certificate for the ‘288 patent after certain claims were cancelled and claim 18 was amended.

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

Samsung Electronics accounted for approximately 32% and another two customers accounted for 18% and 10% of our total revenues for the three months ended March 31, 2014. Samsung Electronics accounted for approximately 51% of our total revenues for the three months ended March 31, 2013. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

As more fully described under Part II, Item 1- “Legal Proceedings,” we are currently involved in litigation involving some of our patents. The defendant in this litigation has challenged the validity, scope, enforceability and ownership of our patents.

We cannot predict the outcome of pending litigation. If there is an adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court or an administrative body such as the U.S. Patent and Trademark Office limits the scope of the claims of any of our patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expenses and diverts our management’s time and attention away from our other business operations, which could significantly harm our business. The time to resolution and complexity of our litigation, its significance to our business, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

Our current litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending litigation will continue to be costly and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1- “Financial Statements and Supplementary Data” and Part II, Item 1- “Legal Proceedings”.

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

We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While we do not anticipate any meaningful revenue associated with this initiative in 2014, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted.

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the three months ended March 31, 2014 and 2013, 98% of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

If we fail to protect and enforce our IP rights or if we fail to continuously develop or acquire successful innovations and obtain patents on these innovations, our ability to license our technologies and generate revenues would be impaired.

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

We had an accumulated deficit of $85 million as of March 31, 2014, have only recently achieved profitability, and may not maintain profitability in the future.

As of March 31, 2014, we had an accumulated deficit of $85 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

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

Many of our current and future software technologies are designed for use with third-party platforms and technologies. Our business relies on our access to these platforms and technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s Xbox One gaming product. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices and tablets. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments may decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended March 31, 2014. See Note 9 of our condensed consolidated financial statements for information regarding our stock repurchase program.

			Approximate Dollar
		Average	Value that May
	Shares	Price Per	Yet Be Purchased
	Repurchased (2)	Share	Under the Program
Program/Period (1)
Beginning approximate dollar value available to be repurchased as of December 31, 2013			$19,440
January 1 — January 31, 2014	367,880	$11.88
February 1 — February 28, 2014	148,310	10.98
March 1 — March 31, 2014	89,229	9.88

Total shares repurchased	605,419		6,882

Ending approximate dollar value that may be repurchased under the Program as of March 31, 2014			$12,558

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2014

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Number	Description

10.1	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL 101.DEF	XBRL Taxonomy Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.