Form 10-Q
period 2014-06-30
IMMERSION CORP
filed 2014-08-01
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock outstanding at July 24, 2014: 28,559,337.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,217	$14,136
Short-term investments	56,980	56,976
Accounts and other receivables (net of allowances for doubtful accounts of $26 and $9)	1,348	598
Deferred income taxes	7,784	7,784
Prepaid expenses and other current assets	1,094	690

Total current assets	84,423	80,184
Property and equipment, net	1,364	944
Deferred income tax assets	28,031	29,066
Intangibles and other assets, net	345	381

Total assets	$114,163	$110,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366	$682
Accrued compensation	2,060	4,680
Other current liabilities	2,119	1,653
Deferred revenue	18,020	8,920

Total current liabilities	23,565	15,935
Long-term deferred revenue	10,462	13,441
Other long-term liabilities	476	528

Total liabilities	34,503	29,904
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 34,092,042 and 33,619,766 shares issued, respectively; 28,493,004 and 28,637,022 shares outstanding, respectively	202,002	198,057
Accumulated other comprehensive income	114	112
Accumulated deficit	(84,896)	(86,929)
Treasury stock at cost: 5,599,038 and 4,982,744 shares, respectively	(37,560)	(30,569)

Total stockholders’ equity	79,660	80,671

Total liabilities and stockholders’ equity	$114,163	$110,575

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenues:
Royalty and license	$11,602	$9,980	$26,759	$23,629
Product sales	0	13	0	32
Development, services, and other	229	208	508	400

Total revenues	11,831	10,201	27,267	24,061

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	101	127	221	275
Sales and marketing	2,637	2,294	5,400	4,541
Research and development	3,006	2,663	6,064	5,236
General and administrative	5,950	4,649	12,471	11,827
Amortization of intangibles	20	20	40	40

Total costs and expenses	11,714	9,753	24,196	21,919

Operating income	117	448	3,071	2,142
Interest and other income	144	28	137	38

Income before provision for income taxes	261	476	3,208	2,180
Provision for income taxes	(92)	(10)	(1,175)	(27)

Net income	$169	$466	$2,033	$2,153

Basic net income per share	$0.01	$0.02	$0.07	$0.08

Shares used in calculating basic net income per share	28,383	28,146	28,376	27,787

Diluted net income per share	$0.01	$0.02	$0.07	$0.07

Shares used in calculating diluted net income per share	29,210	29,293	29,330	28,912

Other Comprehensive Income
Change in unrealized gains on short-term investments	1	1	2	4

Total Other Comprehensive Income	1	1	2	4

Total Comprehensive Income	$170	$467	$2,035	$2,157

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2014	2013
Cash flows provided by operating activities:
Net income	$2,033	$2,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	234	313
Amortization of intangibles	40	40
Stock-based compensation	2,927	2,189
Allowance (recovery) for doubtful accounts	14	24
Loss on disposal of equipment	19	12
Changes in operating assets and liabilities:
Accounts and other receivables	(764)	981
Inventories	0	100
Deferred income taxes	1,035	0
Prepaid expenses and other current assets	(404)	(239)
Other assets	(37)	(41)
Accounts payable	676	261
Accrued compensation and other current liabilities	(2,153)	(34)
Deferred revenue	6,121	8,652
Other long-term liabilities	(52)	(46)

Net cash provided by operating activities	9,689	14,365
Cash flows used in investing activities:
Purchases of available-for-sale investments	(28,969)	(52,971)
Proceeds from maturities of available-for-sale investments	29,000	35,000
Purchases of property and equipment	(666)	(159)

Net cash used in investing activities	(635)	(18,130)
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	176	72
Exercise of stock options	842	6,039
Purchases of treasury stock	(6,991)	0

Net cash provided by (used in) financing activities	(5,973)	6,111

Net increase in cash and cash equivalents	3,081	2,346
Cash and cash equivalents:
Beginning of period	14,136	4,558

End of period	$17,217	$6,904

Supplemental disclosure of cash flow information
Cash paid for taxes	$25	$5

Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$30	$3

Release of Restricted Stock Units and Awards under company stock plan	$3,588	$2,942

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries: Immersion Canada Inc.; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; and Immersion (Shanghai) Science & Technology Company, Ltd. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Segment Information

The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobility and consumer electronics, automotive, gaming, commercial and industrial, and medical. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its revenue and operating loss as one operating and reporting segment.

Intangible Assets

During the fourth quarter 2013, the Company elected to change its method of accounting for external patent-related costs associated with its internally developed patents and trademarks. Prior to the change the Company capitalized the external legal, filing, continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally ten years from the date of issuance. Under the current method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in the Company’s condensed consolidated statement of income consistent with the classification of internal legal costs associated with internally developed patents and trademarks. Costs associated with acquired patents and other intangible assets continue to be capitalized as incurred. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is required to adopt ASU 2014-09 as of January 1, 2017, and is in the process of determining the method of adoption and evaluating the impact on its consolidated financial statements.

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

Financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are classified based on the valuation technique in the table below:

	June 30, 2014 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,980	$0	$56,980
Money market accounts	12,532	0	0	12,532

Total assets at fair value	$12,532	$56,980	$0	$69,512

The above table excludes $4.7 million of cash held in banks.

	December 31, 2013 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,976	$0	$56,976
Money market accounts	10,075	0	0	10,075

Total assets at fair value	$10,075	$56,976	$0	$67,051

The above table excludes $4.1 million of cash held in banks.

Short-term Investments

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,967	$13	$0	$56,980

Total	$56,967	$13	$0	$56,980

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,966	$10	$0	$56,976

Total	$56,966	$10	$0	$56,976

The contractual maturities of the Company’s available-for-sale securities on June 30, 2014 and December 31, 2013 were all due within one year.

3.	ACCOUNTS AND OTHER RECEIVABLES

	June 30,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$842	$320
Receivables from vendors and other	506	278

Accounts and other receivables	$1,348	$598

4.	PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2014	2013
	(In thousands)
Computer equipment and purchased software	$3,411	$3,595
Machinery and equipment	690	704
Furniture and fixtures	819	607
Leasehold improvements	1,293	938

Total	6,213	5,844
Less accumulated depreciation	(4,849)	(4,900)

Property and equipment, net	$1,364	$944

5.	INTANGIBLES AND OTHER ASSETS

Intangible amounts have been impacted by the Company’s change in accounting method for the treatment of external patent and trademark costs. The Company no longer capitalizes external legal, filing, and continuation or annuity fees associated with patent and trademark applications. Under the current method of accounting, these types of external patent-related costs are expensed as incurred and classified as general and administrative expenses in the Company’s condensed consolidated statement of income consistent with the treatment of internal legal expenses. Costs associated with purchased patents and other intangible assets continue to be capitalized as incurred. See Note 1 to the condensed consolidated financial statements for additional information regarding this change in accounting method.

	June 30,	December 31,
	2014	2013
	(In thousands)
Purchased patents	$5,731	$5,731
Other assets	292	289

Gross intangibles and other assets	6,023	6,020
Accumulated amortization of purchased patents	(5,678)	(5,639)

Intangibles and other assets, net	$345	$381

The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Amortization of intangibles	$20	$20	$40	$40

The table below includes estimated remaining annual amortization expense for purchased patents as of June 30, 2014.

Estimated Amortization Expense
(In thousands)
Remainder of 2014	$27
2015	20
2016	6

Total	$53

6.	COMPONENTS OF OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2014	2013
	(In thousands)
Accrued legal	$1,216	$780
Income taxes payable	53	41
Other current liabilities	850	832

Total other current liabilities	$2,119	$1,653

7.	LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$9,946	$12,840
Other deferred revenue	516	601

Long-term deferred revenue	$10,462	$13,441

Deferred revenue for Sony Computer Entertainment represents deferred license revenue where payments have been received in advance of revenue recognition.

8.	STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from five to ten years from the date of grant. Restricted stock generally vests over one year. RSUs generally vest over three years. Awards granted other than an option or stock appreciation right reduce the common stock shares available for grant under the program by 1.75 shares for each share issued.

June 30,
2014
Common stock shares available for grant	2,561,231
Common stock options outstanding	3,366,881
Restricted stock awards outstanding	35,364
Restricted stock units outstanding	565,872

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2014, 537,110 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2014 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2013 are 16,003. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months
Ended
June 30,
2014
Shares purchased under ESPP	17,670
Average price of shares purchased under ESPP	$9.95
Intrinsic value of shares purchased under ESPP	$31,011

Summary of Standard Stock Options

The following table sets forth the summary of standard option activity under the Company’s stock option plans for the six months ended June 30, 2014 and year ended December 31, 2013:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning outstanding balance	3,227,167	3,155,631
Granted	309,815	1,058,700
Exercised	(129,969)	(956,633)
Forfeited and cancelled	(90,132)	(30,531)

Ending outstanding balance	3,316,881	3,227,167

Aggregate intrinsic value of options exercised	$617,000	$5,774,000
Weighted average fair value of options granted	5.52	5.63

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these standard stock options outstanding at June 30, 2014 and December 31, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2013
Options outstanding	3,227,167	$7.78	5.46	$9.9
Options vested and expected to vest using estimated forfeiture rates	2,994,044	7.61	5.41	9.6
Options exercisable	1,774,546	6.67	4.95	7.5
June 30, 2014
Options outstanding	3,316,881	$8.21	5.10	$15.7
Options vested and expected to vest using estimated forfeiture rates	3,166,036	8.11	5.05	15.3
Options exercisable	1,997,020	7.08	4.60	11.8

Summary of Market Condition Based Stock Options

In 2014 the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the seven year life of the options. The following table sets forth the summary of the market-based option activity under the Company’s stock option plans for the six months ended June 30, 2014:

Six Months
Ended
June 30,
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

Information regarding these market condition based stock options outstanding at June 30, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
Market Condition Based Stock Options
June 30, 2014
Options outstanding	50,000	$11.94	6.65	$0.0
Options vested and expected to vest using estimated forfeiture rates	42,795	11.94	6.65	0.0
Options exercisable	0	0.00	0.00	0.0

Summary of Restricted Stock Units

RSU activity for the six months ended June 30, 2014 and year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning outstanding balance	668,056	708,651
Awarded	214,380	294,150
Released	(280,637)	(303,882)
Forfeited	(35,927)	(30,863)

Ending outstanding balance	565,872	668,056

Weighted average grant date fair value of RSUs granted	$11.85	$7.12
Total fair value of RSUs released	3,105,000	2,806,000
Total fair value of RSUs remaining unvested	7,198,000	6,934,000

Information regarding RSUs outstanding at June 30, 2014 and December 31, 2013 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2013
RSUs outstanding	668,056	0.91	$6.9	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	583,711	0.89	6.1
June 30, 2014
RSUs outstanding	565,872	1.19	$7.2	$7.2
RSUs vested and expected to vest using estimated forfeiture rates	517,550	1.17	6.6

Summary of Restricted Stock Awards

Restricted stock award activity for the six months ended June 30, 2014 and year ended December 31, 2013 was as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Beginning outstanding balance	44,000	44,000
Awarded	35,364	44,000
Released	(44,000)	(44,000)
Forfeited	0	0

Ending outstanding balance	35,364	44,000

Weighted average grant date fair value of restricted stock awarded	$10.97	$14.09
Total fair value of restricted stock awards released	483,000	676,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Standard Stock Options
Expected life (in years)	4.7	4.7	4.7	4.9
Volatility	56%	67%	57%	68%
Interest rate	1.4%	0.8%	1.4%	0.8%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Market Condition Based Stock Options
Expected life (in years)	N/A	7.0
Volatility	N/A	66%
Interest rate	N/A	2.2%
Dividend yield	N/A	N/A

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	39%	66%
Interest rate	N/A	N/A	0.1%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of income and comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Statement of Income Classifications
Sales and marketing	$324	$109	$554	$273
Research and development	268	262	743	576
General and administrative	752	780	1,630	1,340

Total	$1,344	$1,151	$2,927	$2,189

As of June 30, 2014, there was $8.3 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 3.12 years for standard options, 3.67 years for market condition based options, 1.75 years for RSUs, and 0.93 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.	STOCKHOLDERS’ EQUITY

Comprehensive Income

In February 2013, the FASB ratified ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”) including AOCI balances by component and significant items reclassified out of AOCI. ASU 2013-02 was effective for reporting periods beginning after December 15, 2012, and was applied prospectively.

The changes in accumulated other comprehensive income are included in the table below.

	Six Months Ended June 30, 2014
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$11	$101	$112
Other comprehensive income before reclassifications	2	0	2
Amounts reclassified from accumulated other comprehensive income	0	0	0

Net current period other comprehensive income	2	0	2

Ending Balance	$13	$101	$114

Stock Repurchase Program

On November 1, 2007, the Company announced its Board of Directors’ authorized the repurchase of up to $50 million of the Company’s common stock (“Stock Repurchase Program”). The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.

During the three and six months ended June 30, 2014, the Company repurchased 10,875 and 616,294 shares for $109,000 and $7.0 million at an average cost of $10.03 and $11.34, respectively, net of transaction costs, through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet. The program currently remains available with approximately $12.4 million that may yet be purchased under it. During the three and six months ended June 30, 2013 there were no stock repurchases under this program.

10.	INCOME TAXES

Income tax provisions consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Income before provision for income taxes	$261	$476	$3,208	$2,180
Provision for income taxes	(92)	(10)	(1,175)	(27)
Effective tax rate	35.2%	2.1%	36.6%	1.2%

The provision for income tax for the three and six months ended June 30, 2014 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The income tax provision for the three and six months ended June 30, 2013 is primarily as a result of foreign taxes and foreign withholding tax expense.

In July 2013, the FASB ratified ASU 2013-11, “Presenting an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward Exists” (“ASU 2013-11”). ASU 2013-02 provides that an UTB, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 was effective for reporting periods beginning after December 15, 2013, and may be applied retrospectively. The impact was not significant on the Company’s condensed consolidated results of operations and financial condition.

As of June 30, 2014, the Company had unrecognized tax benefits under ASC 740 “Income Taxes”, of approximately $1.7 million including interest of $69,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $268,000. There were no material changes in the amount of unrecognized tax benefits during the six months ended June 30, 2014. The Company expects to release reserves and record a tax benefit due to the expiration of applicable statutes of limitations during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Net deferred income taxes were $35.8 million as of June 30, 2014, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance of $7.1 million against deferred tax assets, including state and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these state and foreign deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands except per share amounts)
Numerator:
Net income	$169	$466	$2,033	$2,153

Denominator:
Shares used in computation of basic net income per share (weighted average common shares outstanding)	28,383	28,146	28,376	27,787
Dilutive potential common shares:
Restricted Stock and RSUs	159	272	273	323
Stock options	668	875	681	802

Shares used in computation of diluted net income per share	29,210	29,293	29,330	28,912

Basic net income per share	$0.01	$0.02	$0.07	$0.08

Diluted net income per share	$0.01	$0.02	$0.07	$0.07

For the three months and six months ended June 30, 2014, options to purchase approximately 1.6 million and 1.5 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $10.85 and $11.03 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

In re Immersion Corporation Securities Litigation

In September and October 2009, various putative shareholder class action and derivative complaints were filed in federal and state court against the Company and certain current and former Company directors and officers.

On September 2, 2009, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former directors and officers. Over the following five weeks, four additional class action complaints were filed. (One of these four actions was later voluntarily dismissed.) The securities class action complaints name the Company and certain current and former Company directors and officers as defendants and allege violations of federal securities laws based on the Company’s issuance of allegedly misleading financial statements. The various complaints assert claims covering the period from May 2007 through July 2009 and seek compensatory damages allegedly sustained by the purported class members.

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, the lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. The lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July 13, 2012, the Company filed its response brief. On September 4, 2012, plaintiff filed his reply. The Court heard oral argument on February 12, 2014 and took the matter under submission.

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

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,700 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

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

We use the Monte-Carlo Simulation model to value our stock options with a market condition. Valuation techniques such as a Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of future stock prices for the Company.

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

Short-term Investments

Our short-term investments consist primarily of U.S. treasury bills and government agency securities purchased with an original or remaining maturity of greater than 90 days on the date of purchase. We classify all debt securities with readily determinable market values as “available-for-sale”. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we have classified all debt securities as short-term investments as they are available for current operations and reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value, and using the specific identification method, any unrealized gains and losses considered to be temporary in nature are reported as a separate component of other comprehensive income within stockholders’ equity.

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

We have acquired patents and other intangible assets. In addition, we internally develop and license IP and software, and when possible, we protect our IP and software with patents and trademarks. During the fourth quarter 2013, we changed our method of accounting for external patent-related costs associated with our internally developed patents and trademarks. Prior to the change we capitalized the external legal, filing, and continuation or annuity fees associated with patent and trademark applications. These costs were amortized on a straight-line basis over their estimated economic useful lives which were generally 10 years from the date of issuance. Under the current method of accounting, external patent-related costs are expensed as incurred and classified as general and administrative expenses in our condensed consolidated statement of income, consistent with the classification of internal legal costs associated with internally developed patents and trademarks. Costs associated with the purchase of patents continue to be capitalized as before. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years. See Note 1 to the condensed consolidated financial statements for additional information regarding this change in accounting method.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The following discussion and analysis includes our results of operations for the three months and six months ended June 30, 2014 and 2013.

Overview

Total revenue increased by 16% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, driven by a 16% increase in royalty and license revenue. The increase in royalty and license revenue for the three month period was primarily due to increased revenue from our gaming and mobility licensees along with increases from our medical and automotive licensees as well. Total revenue increased by 13% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 driven by a 13% increase in royalty and license revenue. The increase in royalty and license revenue for the six month period was primarily due to increased revenue from our gaming licensees along with increases from our medical and automotive licensees; partially offset by a decrease in revenue from our mobility licensees, mainly due to decreased revenue of approximately $2 million resulting from an overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the three months ended March 2013 that did not recur in 2014.

Our net income was $169,000 for the three months ended June 30, 2014 as compared to net income of $466,000 for the three months ended June 30, 2013. The decrease in net income was primarily due to increased operating expenses of $2.0 million mainly due to higher general and administrative expenses driven by increased litigation and other legal expenses, partially offset by increased gross profit of $1.7 million resulting primarily from additional royalty and license revenue. Sales and marketing and research and development expenses also contributed to the operating expense increase compared to the prior year three month period. Our net income was $2.0 million for the six months ended June 30, 2014 as compared to a net income of $2.2 million for the six months ended June 30, 2013. The decrease in net income was primarily due to a higher provision for income taxes of $1.1 million and increased operating expenses of $2.3 million mainly due to increased sales and marketing expenses, research and development expenses, and general and administrative expenses primarily due to increased compensation, benefits, and other related costs; partially offset by increased gross profit of $3.3 million resulting primarily from additional royalty and license revenue.

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

	June 30,		Change	% Change
REVENUES	2014	2013
	(In thousands)
Three months ended:
Royalty and license	$11,602	$9,980	$1,622	16%
Product sales	0	13	(13)	(100)%
Development, services, and other	229	208	21	10%

Total Revenues	$11,831	$10,201	$1,630	16%

Six months ended:
Royalty and license	$26,759	$23,629	$3,130	13%
Product sales	0	32	(32)	(100)%
Development, services, and other	508	400	108	27%

Total Revenues	$27,267	$24,061	$3,206	13%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to increases in royalty and license revenue from our mobility and gaming licensees and to a lesser extent increases from our automotive and medical licensees.

Variable royalty revenue based on shipping volumes and per unit prices increased to $3.9 million for the three months ended June 30, 2014 from $3.8 million for the three months ended June 30, 2013, due to an increased level of sales by our mobility and automotive customers, partially offset by a decreased level of sales by our gaming and medical customers. Fixed payment license revenue increased to $7.7 million for the three months ended June 30, 2014 from $6.2 million for the three months ended June 30, 2013, due to the increased license fees from gaming, mobility and medical licensees.

Royalty and license revenue from gaming customers increased by 23%, primarily due to the sale of gaming console products that have incorporated our technology and which were released to the market in the fourth quarter of 2013, including the Sony PlayStation 4. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from mobility customers increased by 15%, primarily due to increased revenue from the new licensees in China and the U.S. from whom we did not receive any revenue in the year-ago period. Partially offsetting this increase was a decrease in revenue from our mobility customers in Japan due to a consolidation in the market. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

Royalty and license revenue from medical customers increased by 14%, primarily due to increased license fees from licensees.

Royalty and license revenue from automotive customers increased by 9%, due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. As we have entered into license agreements that include recurring fixed payments to us, we expect that the effect of seasonality may be less in 2014 and in future years.

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

We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended June 30, 2014, revenue generated in North America, Europe and Asia represented 31%, 2% and 67% of total revenue, respectively, compared to 21%, 8% and 71% of total revenues, respectively, for the three months ended June 30, 2013. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in North America primarily due to an increase from our gaming and mobility licensees. This was offset by a decrease in royalty and license revenue in Europe which was primarily due to decreased revenue from our gaming licensees. The increase in royalty and license revenue in Asia from our gaming and mobility licensees was relatively less than the increase in North America, resulting in a decrease in the percentage of revenue attributed to Asia as a part of total revenue.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Royalty and license revenue — The increase in royalty and license revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to increased revenue from our gaming licensees and to a lesser extent from our medical and automotive licensees partially offset by a decrease in revenue from our mobility licensees.

Variable royalty revenue based on shipping volumes and per unit prices increased to $11.4 million for the six months ended June 30, 2014 from $11.3 million for the six months ended June 30, 2013, due to an increased level of sales by our gaming licensees, partially offset by decreased revenue of approximately $2 million resulting from an overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the first six months of 2013 that did not recur in 2014. Fixed payment license increased to $15.3 million for the six months ended June 30, 2014 from $12.3 million for the six months ended June 30, 2013, due to increased fees from gaming, mobility and medical licensees.

Royalty and license revenue from gaming customers increased by 63%, primarily due to the sale of new gaming console products that have incorporated our technology which were released to the market in the fourth quarter of 2013, including the Sony PlayStation 4. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from medical customers increased by 26%, primarily due to an increased volume of units sold by these customers and increased fees from licensees.

Royalty and license revenue from automotive customers increased by 16%, due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue from mobility customers decreased by 4%, primarily due to decreased revenue of approximately $2 million resulting from an overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the six months ended June 2013 that did not recur in 2014. Partially offsetting this decrease was additional revenue from new customer contracts in China and the U.S.

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

We categorize our geographic information into three major regions: North America, Europe and Asia. In the six months ended June 30, 2014, revenue generated in North America, Europe and Asia represented 33%, 4% and 63% of total revenues, respectively, compared to 26%, 4% and 70% of total revenues, respectively, for the six months ended June 30, 2013. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in North America offset by a slight decrease in royalty and license revenue in Europe. The increase in royalty and license revenue in North America was primarily due to an increase from our gaming and mobility licensees. The decrease in royalty and license revenue from Europe was primarily due to decreased revenue from our gaming licensees; partially offset by increased revenue from our automobile licensees. The increase in royalty and license revenue in Asia from our gaming and mobility licensees was relatively less than the increase in North America, resulting in a decrease in the percentage of revenue attributed to Asia as a part of total revenue.

	June 30,		Change	% Change
COST OF REVENUES	2014	2013
	(Dollars in thousands)
Three months ended:
Cost of revenues	$101	$127	$(26)	(20)%
% of total revenues	1%	1%	0%
Six months ended:
Cost of revenues	$221	$275	$(54)	(20)%
% of total revenues	1%	1%	0%

Cost of Revenues — Our cost of revenues consists primarily of labor related costs for development, services, and other revenue; as well as direct materials, contract manufacturing, and other overhead costs for product sales. The discontinuation of all product sales as of December 31, 2013 was the major contributor to the reduction of cost of revenues for the three and six months ended June 30, 2014 as compared to the three and six months ended 2013. Future costs of revenues will be limited to costs for development, services, and other revenue.

	June 30,		Change	% Change
OPERATING EXPENSES	2014	2013
	(Dollars in thousands)
Three months ended:
Sales and marketing	$2,637	$2,294	$343	15%
% of total revenue	22%	22%	0%
Research and development	$3,006	$2,663	$343	13%
% of total revenue	25%	26%	(1)%
General and administrative	$5,950	$4,649	$1,301	28%
% of total revenue	50%	46%	4%
Amortization of intangibles	$20	$20	$0	0%
% of total revenue	0%	0%	0%
Six months ended:
Sales and marketing	$5,400	$4,541	$859	19%
% of total revenue	20%	19%	1%
Research and development	$6,064	$5,236	$828	16%
% of total revenue	22%	22%	0%
General and administrative	$12,471	$11,827	$644	5%
% of total revenue	46%	49%	(3)%
Amortization of intangibles	$40	$40	$0	0%
% of total revenue	0%	0%	0%

Sales and Marketing — Our sales and marketing expenses are composed of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to increased compensation, benefits, and other related costs of $446,000, mainly due to increased headcount and stock compensation expense; and increased travel costs of $50,000 due to increased headcount; partially offset by decreased marketing and advertising costs of $144,000. We expect that sales and marketing expenses will increase in 2014 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

The increase in sales and marketing expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to increased compensation, benefits, and other related costs of $737,000, mainly due to increased headcount and stock compensation expense; increased travel costs of $170,000 mainly due to increased headcount; partially offset by decreased marketing, advertising, and public relations costs of $61,000.

Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to increased compensation, benefits, and other related costs of $146,000 mainly due to increased headcount expense, increased travel costs of $67,000 due to increased headcount, and increased consulting and outside services expense of $77,000, in part related to our investment in our content and media initiative. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and technology development to support future growth including investment in our content and media business.

The increase in research and development expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to increased compensation, benefits, and other related costs of $535,000 mainly due to increased headcount, benefits, and stock compensation expense; increased travel costs of $109,000 due to increased headcount; and increased consulting and outside services expense of $154,000, in part related to our investment in our content and media initiative.

General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to increased legal, professional and license fee expenses of $1.6 million; partially offset by decreased compensation, benefits, and other related costs of $306,000. The increased legal, professional and license fee expenses were primarily due to increased patent related legal costs of $693,000, increased litigation expenses of $455,000 relating to ongoing litigation, and increased other professional services and license fee expenses of $406,000. We will continue to incur costs related to litigation, as we continue to assert our IP and contractual rights and defend any lawsuits brought against us.

The increase in general and administrative expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to increased legal, professional and license fee expenses of $362,000, increased compensation, benefits, and other related costs of $102,000, increased public company expense, fees, and taxes of $102,000, and increased foreign exchange expense of $78,000. The increased legal, professional and license fee expenses were primarily due to increased patent related legal costs of $777,000, increased other professional services and license fee expense of $721,000, partially offset by decreased litigation expenses of $1.1 million relating to ongoing and completed litigation.

	June 30,		Change	% Change
INTEREST AND OTHER INCOME	2014	2013
	(Dollars in thousands)
Three months ended:
Interest and other income	$144	$28	$116	414%
% of total revenue	1%	0%	1%
Six months ended:
Interest and other income	$137	$38	$99	261%
% of total revenue	1%	0%	1%

Interest and Other Income — Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses, and other income. Interest and other income increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, primarily as a result of exchange rate gains and increased interest on notes receivable.

	June 30,		Change	% Change
PROVISION FOR TAXES	2014	2013
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(92)	$(10)	$(82)	820%
Income before provision for income taxes	$261	$476
Effective tax rate	35.2%	2.1%
Six months ended:
Provision for income taxes	$(1,175)	$(27)	$(1,148)	4252%
Income before provision for income taxes	$3,208	$2,180
Effective tax rate	36.6%	1.2%

Provision for Income Taxes — For the three months ended June 30, 2014 we recorded a provision for income taxes of $92,000 yielding an effective tax rate of 35.2%. The effective tax rate was estimated based upon a forecast of our full year results. For the three months ended June 30, 2013 we recorded a provision for income taxes of $10,000 yielding an effective tax rate of 2.1%. We carried a full valuation allowance in the prior year period and, as a result, the provision primarily reflects foreign tax withholding expense incurred in the period.

In 2014, we began and continue to expect to use a 35% tax rate to record the federal portion of our income tax provision expense, yet we continue to expect there to be a minimal cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash.

For the six months ended June 30, 2014 we recorded a provision for income taxes of $1.2 million yielding an effective tax rate of 36.6%. The effective tax rate was estimated based upon a forecast of our full year results. The effective rate was greater than the U.S. Federal tax rate of 35% primarily due to permanent differences between book and tax pre-tax income. For the six months ended June 30, 2013 we recorded a provision for income taxes of $27,000 yielding an effective tax rate of 1.2%. The provision primarily reflects foreign tax withholding expense incurred in the period.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next six months. As of June 30, 2014, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $268,000.

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

On June 30, 2014, our cash, cash equivalents, and short-term investments totaled $74.2 million, an increase of $3.1 million from $71.1 million on December 31, 2013.

Cash provided by (used in) operating activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $9.7 million, a decrease of $4.7 million from the $14.4 million provided by operating activities during the six months ended June 30, 2013. Cash provided by operating activities during the current period was primarily the result of our net income of $2.0 million, an increase of $6.1 million due to a change in deferred revenue mainly due to additional payments from customers that were deferred, an increase of $1.0 million due to a change in deferred income taxes due to their use to reduce tax payments in the quarter, and an increase of $676,000 due to a change in accounts payable primarily arising from the timing of payments to vendors. These increases were partially offset by a decrease of $2.2 million due to a change in accrued compensation and other liabilities mainly from a decrease in accruals for compensation and benefit related items, a decrease of $764,000 due to a change in accounts receivable arising from the timing of cash collections, and a decrease of $404,000 due to a change in prepaid expenses and other current assets. Cash provided by operating activities during the current period was also affected by noncash charges of $3.2 million, including $2.9 million of noncash stock-based compensation and $234,000 in depreciation and amortization of property and equipment.

Cash provided by (used in) investing activities

Net cash used in investing activities during the six months ended June 30, 2014 was $635,000, a decrease in cash used of $17.5 million compared to the $18.1 million used in investing activities during the six months ended June 30, 2013. Net cash used in investing activities during the current period consisted of purchases of available-for-sale investments of $29.0 million and additions to fixed assets of $666,000. This was partially offset by maturities of available-for-sale investments of $29.0 million.

Cash provided by (used in) financing activities

Net cash used in financing activities during the six months ended June 30, 2014 was $6.0 million compared to $6.1 million provided during the six months ended June 30, 2013, a decrease in cash provided of $12.1 million. Net cash used in financing activities during the current period consisted primarily of repurchases of common stock of $7.0 million, partially offset by exercises of stock options and the issuance of common stock under our ESPP of $1.0 million.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. Our board of directors has approved repurchases of our shares of common stock under the previously authorized Stock Repurchase Program which has $12.4 million remaining. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2014 will be less than $2.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013. Our principal commitments as of June 30, 2014 consisted of obligations under operating leases. There have been no material changes in those obligations during the six months ended June 30, 2014.

As of June 30, 2014, we had a liability for unrecognized tax benefits totaling $1.7 million including interest of $69,000, of which approximately $268,000 could be payable in cash. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitations during the next six months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $69.5 million as of June 30, 2014, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $368,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2014, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On September 2, 2009, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former directors and officers. Over the following five weeks, four additional class action complaints were filed. (One of these four actions was later voluntarily dismissed.) The securities class action complaints name us and certain current and former Immersion directors and officers as defendants and allege violations of federal securities laws based on our issuance of allegedly misleading financial statements. The various complaints assert claims covering the period from May 2007 through July 2009 and seek compensatory damages allegedly sustained by the purported class members.

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, the lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. The lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July 13, 2012, we filed our response brief. On September 4, 2012, plaintiff filed his reply. The Court heard oral argument on February 12, 2014 and took the matter under submission.

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

In the U.S. Patent Office, HTC filed requests for ex-parte reexamination of three of our patents: U.S. Patent No. 7,969,288 (the ’288 patent), U.S. Patent No. 7,592,999 (the ’999 patent), and U.S. Patent No. 7,982,720 (the ’720 patent). Reexamination of the ’288 patent was requested on July 30, 2012. The U.S. Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The U.S. Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The U.S. Patent Office granted the request on November 28, 2012. On July 24, 2013, the U.S. Patent Office issued a Reexamination Certificate for the ’999 patent, after certain claims were cancelled and other claims were amended. On February 18, 2014, the U.S. Patent Office issued a Reexamination Certificate for the ’720 patent after certain claims were cancelled and other claims were amended. On February 10, 2014 the U.S. Patent Office issued a Reexamination Certificate for the ‘288 patent after certain claims were cancelled and claim 18 was amended.

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

Samsung Electronics accounted for approximately 37% and another customer accounted for 11% of our total revenues for the six months ended June 30, 2014. Samsung Electronics accounted for approximately 51% of our total revenues for the six months ended June 30, 2013. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

Our current or any future litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending or any future litigation will continue to be costly and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel. As a result, until such time as it is resolved or concluded, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on this and our other litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1- “Financial Statements and Supplementary Data” and Part II, Item 1- “Legal Proceedings”.

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

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the six months ended June 30, 2014 and 2013, 98% of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

We also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions and technological security measures may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States.

Any legal or administrative proceeding initiated by us to protect or enforce our IP rights may result in substantial legal expenses and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.

We had an accumulated deficit of $85 million as of June 30, 2014, have only recently achieved profitability, and may not maintain profitability in the future.

As of June 30, 2014, we had an accumulated deficit of $85 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

•	engage in research and develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	international expansion;

•	pursue strategic relationships;

•	incur costs related to pending and anticipated litigation; and

•	acquire IP or other assets from third-parties.

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

Changes to U.S. patent laws and to the rules of the PTO may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and to the rules of the PTO, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codified significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The PTO has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith America Invents Act, and many of the substantive changes to patent law associated with the Leahy-Smith America Invents Act, and in particular, the “first inventor to file” provisions. It is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

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

A change in accounting standards, policies, or practices, such as the new revenue accounting standard that will become effective for Immersion in 2017, ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606”, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended June 30, 2014. See Note 9 of our condensed consolidated financial statements for information regarding our stock repurchase program.

	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program (in thousands)
Program/Period (1)
Beginning approximate dollar value available to be repurchased as of March 31, 2014			$12,558
April 1 — April 30, 2014	10,324	$10.03
May 1 — May 31, 2014	551	10.03
June 1 — June 30, 2014	0	0.00

April 1 — June 30, 2014	10,875		109

Ending approximate dollar value that may be repurchased under the Program as of June 30, 2014			$12,449

(1)	On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50,000,000. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.
(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices net of transaction costs pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2014

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Number	Description

10.1#	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Constitutes a management contract or compensatory plan.