Form 10-Q
period 2014-09-30
IMMERSION CORP
filed 2014-10-31
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of common stock outstanding at October 23, 2014: 27,678,578.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,139	$14,136
Short-term investments	52,989	56,976
Accounts and other receivables (net of allowances for doubtful accounts of $15 and $9)	2,992	598
Deferred income taxes	7,784	7,784
Prepaid expenses and other current assets	1,085	690

Total current assets	74,989	80,184
Property and equipment, net	1,280	944
Deferred income tax assets	27,527	29,066
Intangibles and other assets, net	299	381

Total assets	$104,095	$110,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,019	$682
Accrued compensation	1,665	4,680
Other current liabilities	1,483	1,653
Deferred revenue	13,007	8,920

Total current liabilities	17,174	15,935
Long-term deferred revenue	9,018	13,441
Other long-term liabilities	451	528

Total liabilities	26,643	29,904
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 34,188,969 and 33,619,766 shares issued, respectively; 28,055,082 and 28,637,022 shares outstanding, respectively	203,725	198,057
Accumulated other comprehensive income	117	112
Accumulated deficit	(83,823)	(86,929)
Treasury stock at cost: 6,133,887 and 4,982,744 shares, respectively	(42,567)	(30,569)

Total stockholders’ equity	77,452	80,671

Total liabilities and stockholders’ equity	$104,095	$110,575

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenues:
Royalty and license	$11,714	$10,951	$38,473	$34,580
Product sales	0	12	0	44
Development, services, and other	337	379	845	779

Total revenues	12,051	11,342	39,318	35,403

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	104	111	325	386
Sales and marketing	2,238	2,151	7,638	6,692
Research and development	2,718	2,640	8,782	7,876
General and administrative	5,274	5,606	17,745	17,433
Amortization of intangibles	15	20	55	60

Total costs and expenses	10,349	10,528	34,545	32,447

Operating income	1,702	814	4,773	2,956
Interest and other income (expense)	(30)	42	107	80

Income before provision for income taxes	1,672	856	4,880	3,036
Provision for income taxes	(599)	(257)	(1,774)	(284)

Net income	$1,073	$599	$3,106	$2,752

Basic net income per share	$0.04	$0.02	$0.11	$0.10

Shares used in calculating basic net income per share	28,505	28,558	28,420	28,047

Diluted net income per share	$0.04	$0.02	$0.11	$0.09

Shares used in calculating diluted net income per share	29,351	29,653	29,355	29,205

Other Comprehensive Income
Change in unrealized gains on short-term investments	3	10	5	6

Total Other Comprehensive Income	3	10	5	6

Total Comprehensive Income	$1,076	$609	$3,111	$2,758

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2014	2013
Cash flows provided by operating activities:
Net income	$3,106	$2,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	364	459
Amortization of intangibles	55	60
Stock-based compensation	4,058	3,438
Allowance (recovery) for doubtful accounts	3	7
Loss on disposal of equipment	19	12
Changes in operating assets and liabilities:
Accounts and other receivables	(2,397)	1,577
Inventories	0	141
Deferred income taxes	1,539	0
Prepaid expenses and other current assets	(395)	(164)
Other assets	(20)	(58)
Accounts payable	337	281
Accrued compensation and other current liabilities	(3,209)	1,206
Income taxes payable	35	0
Deferred revenue	(336)	5,076
Other long-term liabilities	(77)	(68)

Net cash provided by operating activities	3,082	14,719
Cash flows provided by (used in) investing activities:
Purchases of available-for-sale investments	(37,960)	(71,955)
Proceeds from maturities of available-for-sale investments	42,000	63,000
Purchases of property and equipment	(734)	(174)

Net cash provided by (used in) investing activities	3,306	(9,129)
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	381	198
Exercise of stock options	1,229	6,318
Purchases of treasury stock	(11,995)	0

Net cash provided by (used in) financing activities	(10,385)	6,516

Net increase (decrease) in cash and cash equivalents	(3,997)	12,106
Cash and cash equivalents:
Beginning of period	14,136	4,558

End of period	$10,139	$16,664

Supplemental disclosure of cash flow information
Cash paid for taxes	$46	$13

Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$8	$0

Amounts accrued for purchase of treasury stock	$3	$0

Release of Restricted Stock Units and Awards under company stock plan	$3,745	$3,183

See accompanying Notes to Condensed Consolidated Financial Statements

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Segment Information

The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobility and consumer electronics, automotive, gaming, commercial and industrial, and medical. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its financial results as one operating and reporting segment.

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

Financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are classified based on the valuation technique in the table below:

	September 30, 2014 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$52,989	$0	$52,989
Money market accounts	7,029	0	0	7,029

Total assets at fair value	$7,029	$52,989	$0	$60,018

The above table excludes $3.1 million of cash held in banks.

	December 31, 2013 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,976	$0	$56,976
Money market accounts	10,075	0	0	10,075

Total assets at fair value	$10,075	$56,976	$0	$67,051

The above table excludes $4.1 million of cash held in banks.

Short-term Investments

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$52,973	$16	$0	$52,989

Total	$52,973	$16	$0	$52,989

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,966	$10	$0	$56,976

Total	$56,966	$10	$0	$56,976

The contractual maturities of the Company’s available-for-sale securities on September 30, 2014 and December 31, 2013 were all due within one year.

3.	ACCOUNTS AND OTHER RECEIVABLES

	September 30,	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$2,471	$320
Receivables from vendors and other	521	278

Accounts and other receivables	$2,992	$598

4.	PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2014	2013
	(In thousands)
Computer equipment and purchased software	$3,392	$3,595
Machinery and equipment	693	704
Furniture and fixtures	827	607
Leasehold improvements	1,297	938

Total	6,209	5,844
Less accumulated depreciation	(4,929)	(4,900)

Property and equipment, net	$1,280	$944

5.	INTANGIBLES AND OTHER ASSETS

Intangible amounts have been impacted by the Company’s change in accounting method for the treatment of external patent and trademark costs. The Company no longer capitalizes external legal, filing, and continuation or annuity fees associated with patent and trademark applications. Under the current method of accounting, these types of external patent-related costs are expensed as incurred and classified as general and administrative expenses in the Company’s condensed consolidated statement of income consistent with the treatment of internal legal expenses. Costs associated with purchased patents and other purchased intangible assets continue to be capitalized as incurred. See Note 1 to the condensed consolidated financial statements for additional information regarding this change in accounting method.

	September 30,	December 31,
	2014	2013
	(In thousands)
Purchased patents and other purchased intangible assets	$5,731	$5,731
Other assets	262	289

Gross intangibles and other assets	5,993	6,020
Accumulated amortization of purchased patents and other purchased intangible	(5,694)	(5,639)

Intangibles and other assets, net	$299	$381

The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Amortization of intangibles	$15	$20	$55	$60

The table below includes estimated remaining annual amortization expense for purchased patents as of September 30, 2014.

Estimated Amortization Expense
(In thousands)
Remainder of 2014	$11
2015	20
2016	6

Total	$37

6.	COMPONENTS OF OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2014	2013
	(In thousands)
Accrued legal	$735	$780
Income taxes payable	76	41
Other current liabilities	672	832

Total other current liabilities	$1,483	$1,653

7.	LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$8,498	$12,840
Other deferred revenue	520	601

Long-term deferred revenue	$9,018	$13,441

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

September 30,
2014
Common stock shares available for grant	2,599,060
Common stock options outstanding	3,278,096
Restricted stock awards outstanding	35,364
Restricted stock units outstanding	543,391

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of September 30, 2014, 557,738 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2014 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2013 are 36,921. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months
Ended
September 30,
2014
Shares purchased under ESPP	38,298
Average price of shares purchased under ESPP	$9.95
Intrinsic value of shares purchased under ESPP	$107,000

Summary of Standard Stock Options

The following table sets forth the summary of standard option activity under the Company’s stock option plans for the nine months ended September 30, 2014 and year ended December 31, 2013:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning outstanding balance	3,227,167	3,155,631
Granted	331,380	1,058,700
Exercised	(194,269)	(956,633)
Forfeited and cancelled	(136,182)	(30,531)

Ending outstanding balance	3,228,096	3,227,167

Aggregate intrinsic value of options exercised	$1,099,000	$5,774,000
Weighted average fair value of options granted	5.53	5.63

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these standard stock options outstanding at September 30, 2014 and December 31, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2013
Options outstanding	3,227,167	$7.78	5.46	$9.9
Options vested and expected to vest using estimated forfeiture rates	2,994,044	7.61	5.41	9.6
Options exercisable	1,774,546	6.67	4.95	7.5
September 30, 2014
Options outstanding	3,228,096	$8.25	4.92	$5.0
Options vested and expected to vest using estimated forfeiture rates	3,083,395	8.14	4.88	5.0
Options exercisable	1,973,156	7.14	4.46	4.6

Summary of Market Condition Based Stock Options

In 2014 the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the seven year life of the options. The following table sets forth the summary of the market-based option activity under the Company’s stock option plans for the nine months ended September 30, 2014:

Nine Months
Ended
September 30,
2014
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

Information regarding these market condition based stock options outstanding at September 30, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
September 30, 2014
Options outstanding	50,000	$11.94	6.40	$0.0
Options vested and expected to vest using estimated forfeiture rates	44,490	11.94	6.40	0.0
Options exercisable	0	0.00	0.00	0.0

Summary of Restricted Stock Units

RSU activity for the nine months ended September 30, 2014 and year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning outstanding balance	668,056	708,651
Awarded	215,630	294,150
Released	(292,636)	(303,882)
Forfeited	(47,659)	(30,863)

Ending outstanding balance	543,391	668,056

Weighted average grant date fair value of RSUs granted	$11.85	$7.12
Total fair value of RSUs released	3,261,000	2,806,000
Total fair value of RSUs remaining unvested	4,662,000	6,934,000

Information regarding RSUs outstanding at September 30, 2014 and December 31, 2013 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2013
RSUs outstanding	668,056	0.91	$6.9	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	583,711	0.89	6.1
September 30, 2014
RSUs outstanding	543,391	0.95	$4.7	$4.7
RSUs vested and expected to vest using estimated forfeiture rates	471,343	0.91	4.0

Summary of Restricted Stock Awards

Restricted stock award activity for the nine months ended September 30, 2014 and year ended December 31, 2013 was as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Beginning outstanding balance	44,000	44,000
Awarded	35,364	44,000
Released	(44,000)	(44,000)
Forfeited	0	0

Ending outstanding balance	35,364	44,000

Weighted average grant date fair value of restricted stock awarded	$10.97	$14.09
Total fair value of restricted stock awards released	483,000	676,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Standard Stock Options
Expected life (in years)	4.7	4.7	4.7	4.9
Volatility	57%	64%	57%	68%
Interest rate	1.5%	1.3%	1.4%	0.8%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Market Condition Based Stock Options
Expected life (in years)	N/A	7.0
Volatility	N/A	66%
Interest rate	N/A	2.2%
Dividend yield	N/A	N/A

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	46%	69%	43%	67%
Interest rate	0.1%	0.8%	0.1%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of income and comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Statement of Income Classifications
Sales and marketing	$230	$223	$784	$496
Research and development	265	231	1,008	807
General and administrative	636	795	2,266	2,135

Total	$1,131	$1,249	$4,058	$3,438

As of September 30, 2014, there was $7.2 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.95 years for standard options, 3.42 years for market condition based options, 1.51 years for RSUs, and 0.68 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The changes in accumulated other comprehensive income are included in the table below.

	Nine Months Ended September 30, 2014
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$11	$101	$112
Other comprehensive income before reclassifications	5	0	5
Amounts reclassified from accumulated other comprehensive income	0	0	0

Net current period other comprehensive income	5	0	5

Ending Balance	$16	$101	$117

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

During the three and nine months ended September 30, 2014, the Company repurchased 534,849 and 1,151,143 shares for $5.0 million and $12.0 million at an average cost of $9.36 and $10.42, respectively, net of transaction costs, through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet. As of September 30, 2014, the program remains available with approximately $7.4 million that may yet be purchased under it. During the three and nine months ended September 30, 2013 there were no stock repurchases under this program.

10.	INCOME TAXES

Income tax provisions consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Income before provision for income taxes	$1,672	$856	$4,880	$3,036
Provision for income taxes	(599)	(257)	(1,774)	(284)
Effective tax rate	35.8%	30.0%	36.4%	9.4%

The provision for income tax for the three and nine months ended September 30, 2014 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The income tax provision for the three and nine months ended September 30, 2013 is primarily as a result of foreign taxes and foreign withholding tax expense.

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

As of September 30, 2014, the Company had unrecognized tax benefits under ASC 740 “Income Taxes”, of approximately $1.7 million including interest of $71,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $270,000. There were no material changes in the amount of unrecognized tax benefits during the nine months ended September 30, 2014. The Company expects to release reserves and record a tax benefit due to the expiration of applicable statutes of limitations during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Net deferred income taxes were $35.3 million as of September 30, 2014, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands except per share amounts)
Numerator:
Net income	$1,073	$599	$3,106	$2,752

Denominator:
Shares used in computation of basic net income per share (weighted average common shares outstanding)	28,505	28,558	28,420	28,047
Dilutive potential common shares:
Restricted Stock and RSUs	188	302	262	333
Stock options	658	793	673	825

Shares used in computation of diluted net income per share	29,351	29,653	29,355	29,205

Basic net income per share	$0.04	$0.02	$0.11	$0.10

Diluted net income per share	$0.04	$0.02	$0.11	$0.09

For the three months and nine months ended September 30, 2014, options to purchase approximately 1.6 million and 1.5 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $11.27 and $11.11 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following the Company’s restatement of its financial statements, the lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. The lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July 13, 2012, the Company filed its response brief. On September 4, 2012, plaintiff filed his reply. The Court heard oral argument on February 12, 2014 and took the matter under submission. On August 7, 2014, the Ninth Circuit Court of Appeals issued an opinion affirming the district court’s dismissal with prejudice.

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

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,800 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following discussion and analysis includes our results of operations for the three months and nine months ended September 30, 2014 and 2013.

Overview

Total revenue increased by 6% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, driven by a 7% increase in royalty and license revenue. The increase in royalty and license revenue for the three-month period was primarily due to increased revenue from our gaming and automotive licensees partially offset by decreases from our medical and mobility licensees. Total revenue increased by 11% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 driven by an 11% increase in royalty and license revenue. The increase in royalty and license revenue for the nine-month period was primarily due to increased revenue from our gaming licensees along with increases from our medical and automotive licensees; partially offset by a decrease in revenue from our mobility licensees, mainly due to the fact that 2013 revenue included approximately $2 million resulting from an overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the three months ended March 2013, an event that did not recur in 2014.

Our net income was $1.1 million for the three months ended September 30, 2014 as compared to net income of $599,000 for the three months ended September 30, 2013. The increase in net income was primarily due to a $716,000 increase in gross profit resulting primarily from additional royalty and license revenue, and a decrease in compensation, benefits, and other related costs; partially offset by an increase in litigation and other legal expenses, and increased provision for income taxes. Our net income was $3.1 million for the nine months ended September 30, 2014 as compared to a net income of $2.8 million for the nine months ended September 30, 2013. The increase in net income was primarily due to a $4.0 million increase in gross profit resulting primarily from additional royalty and license revenue, which was partially offset by a $2.2 million increase in operating expenses, mainly due to increased compensation, benefits, and other related costs, legal expenses, and a $1.5 million increase in the provision for income taxes.

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

	September 30,		Change	% Change
REVENUES	2014	2013
	(In thousands)
Three months ended:
Royalty and license	$11,714	$10,951	$763	7%
Product sales	0	12	$(12)	(100)%
Development, services, and other	337	379	(42)	(11)%

Total Revenues	$12,051	$11,342	$709	6%

Nine months ended:
Royalty and license	$38,473	$34,580	$3,893	11%
Product sales	0	44	$(44)	(100)%
Development, services, and other	845	779	66	8%

Total Revenues	$39,318	$35,403	$3,915	11%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to increases in royalty and license revenue from our gaming and automotive licensees, partially offset by decreases in royalty and license revenue from our medical and mobility licensees.

Variable royalty revenue based on shipping volumes and per unit prices decreased to $4.2 million for the three months ended September 30, 2014 from $4.4 million for the three months ended September 30, 2013, due to a decreased level of sales by our medical and mobility customers, partially offset by an increased level of sales by our gaming and automotive customers. Fixed payment license revenue increased to $7.5 million for the three months ended September 30, 2014 from $6.6 million for the three months ended September 30, 2013, due to the increased license fees from gaming and mobility licensees.

Royalty and license revenue from gaming customers increased by 61%, primarily due to license fees and the sale of gaming console products that have incorporated our technology and which were released to the market in the fourth quarter of 2013, including the Sony PlayStation 4. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from automotive customers increased by 17%, due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue from medical customers decreased by 22%, primarily due to decreased sales from licensees.

Royalty and license revenue from mobility customers decreased by 2%, primarily due to decreased royalty revenue due to a decrease in sales by our existing customers. Partially offsetting this decrease was an increase in license revenue from new mobility licensees in Asia. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

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

Development, services, and other revenue — Development, services, and other revenue is composed of primarily of development work, implementation support, and other contract engineering services provided to customers. Development, services, and other revenue decreased mainly due to a decrease in engineering services for our mobility customers. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development, services, and other revenue to be a significant part of total revenues in the future.

We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended September 30, 2014, revenue generated in North America, Europe and Asia represented 23%, 3% and 74% of total revenue, respectively, compared to 28%, 1% and 71% of total revenues, respectively, for the three months ended September 30, 2013. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in Asia primarily due to an increase from our mobility and gaming licensees. The revenue in Europe also increased, to a lesser extent, due to increased sales from our automotive and gaming customers. The increase was offset by a decrease in royalty and license revenue in North America which was primarily due to decreased revenue from our mobility licensees, partially offset by increased revenue from our gaming customers.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Royalty and license revenue — The increase in royalty and license revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to increased revenue from our gaming licensees and to a lesser extent from our medical and automotive licensees partially offset by a decrease in revenue from our mobility licensees.

Variable royalty revenues based on shipping volumes and per unit prices were $15.7 million for both the nine months ended September 30, 2014 and September 30, 2013. Increased 2014 revenue from gaming and automotive licensees was counterbalanced by an additional $2 million in mobile revenue that resulted in 2013 from the overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed during the first nine months of 2013, an event that did not recur in 2014. Fixed payment license revenue increased to $22.8 million for the nine months ended September 30, 2014 from $18.9 million for the nine months ended September 30, 2013, due to increased fees from gaming, mobility and medical licensees.

Royalty and license revenue from gaming customers increased by 62%, primarily due to license fees and the sale of new gaming console products that have incorporated our technology which were released to the market in the fourth quarter of 2013, including the Sony PlayStation 4. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from automotive customers increased by 16%, due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue from medical customers increased by 14%, primarily due to an increased volume of units sold by these customers and increased fees from licensees.

Royalty and license revenue from mobility customers decreased by 3% in 2014, primarily due to the fact that 2013 revenue included approximately $2 million from the overlapping receipt of both tail revenue and new revenue under an agreement that expired and was subsequently renewed in the nine months ended September 2013, an event that did not recur in 2014. Partially offsetting this decrease was additional revenue from new customer contracts in China.

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

In the nine months ended September 30, 2014, revenue generated in North America, Europe and Asia represented 30%, 3% and 67% of total revenues, respectively, compared to 27%, 3% and 70% of total revenues, respectively, for the nine months ended September 30, 2013. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in North America primarily due to an increase from our gaming licensees. The increase in royalty and license revenue in Asia from our gaming licensees was relatively less than the increase in North America, resulting in a decrease in the percentage of revenue attributed to Asia as a part of total revenue.

	September 30,		Change	% Change
COST OF REVENUES	2014	2013
	(Dollars in thousands)
Three months ended:
Cost of revenues	$104	$111	$(7)	(6)%
% of total revenues	1%	1%	0%
Nine months ended:
Cost of revenues	$325	$386	$(61)	(16)%
% of total revenues	1%	1%	0%

Cost of Revenues — Our cost of revenues consists primarily of labor related costs for development, services, and other revenue; as well as direct materials, contract manufacturing, and other overhead costs for product sales. The discontinuation of all product sales as of December 31, 2013 was the major contributor to the reduction of cost of revenues for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. Future costs of revenues will be limited to costs for development, services, and other revenue.

	September 30,		Change	% Change
OPERATING EXPENSES	2014	2013
	(Dollars in thousands)
Three months ended:
Sales and marketing	$2,238	$2,151	$87	4%
% of total revenue	19%	19%	0%
Research and development	$2,718	$2,640	$78	3%
% of total revenue	23%	23%	0%
General and administrative	$5,274	$5,606	$(332)	(6)%
% of total revenue	44%	49%	(5)%
Amortization of intangibles	$15	$20	$(5)	(25)%
% of total revenue	0%	0%	0%
Nine months ended:
Sales and marketing	$7,638	$6,692	$946	14%
% of total revenue	19%	19%	0%
Research and development	$8,782	$7,876	$906	12%
% of total revenue	22%	22%	0%
General and administrative	$17,745	$17,433	$312	2%
% of total revenue	45%	49%	(4)%
Amortization of intangibles	$55	$60	$(5)	(8)%
% of total revenue	0%	0%	0%

Sales and Marketing — Our sales and marketing expenses are composed of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to an $89,000 increase in consulting and outside services expense in part related to our investment in our content and media initiative. We expect that sales and marketing expenses will increase in 2014 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

The increase in sales and marketing expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to a $740,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount and stock compensation expense; a $211,000 increase in travel costs mainly due to increased headcount; partially offset by a $92,000 decrease in marketing, advertising, and public relations costs.

Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to a $25,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount and stock compensation expense, and a $42,000 increase in travel costs, due to increased headcount. We believe that continued significant investment in research and development is critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth including investment in our content and media business.

The increase in research and development expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to a $561,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount, benefits, and stock compensation expense; a $152,000 increase in travel costs, driven by the increased headcount; and a $133,000 increase in consulting and outside services expense.

General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The decrease in general and administrative expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to a $722,000 decrease in compensation, benefits, and other related costs due to decreased stock compensation and other compensation costs, partially offset by a $340,000 increase in legal, professional and license fee expenses. The increased legal, professional and license fee expenses were primarily due to a $244,000 increase in litigation expense relating to ongoing litigation and a $141,000 increase in patent related legal costs, partially offset by a $45,000 decrease in other professional services and license fee expenses. We will continue to incur costs related to litigation, as we continue to assert our IP and contractual rights and defend any lawsuits brought against us.

The increase in general and administrative expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to a $770,000 increase in legal, professional and license fee expenses, and a $77,000 increase in foreign exchange expense, partially offset by a $528,000 decrease in compensation, benefits, and other related costs, due to decreased facilities overhead and other compensation costs. The increased legal, professional and license fee expenses were primarily due to a $918,000 increase in patent related legal costs and a $745,000 increase in other professional services and license fee expense, partially offset by a $893,000 decrease in litigation expenses relating to ongoing and completed litigation.

	September 30,		Change	% Change
INTEREST AND OTHER INCOME (EXPENSE)	2014	2013
	(Dollars in thousands)
Three months ended:
Interest and other income (expense)	$(30)	$42	$(72)	(171)%
% of total revenue	0%	0%	0	%
Nine months ended:
Interest and other income (expense)	$107	$80	$27	34%
% of total revenue	0%	0%	0	%

Interest and Other Income (Expense) — Interest and other income (expense) consists primarily of interest income or expense from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses, and other income or expense. Interest and other income decreased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily as a result of exchange rate losses; partially offset by increased interest on investments. Interest and other income increased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily as a result of increased interest on investments and notes receivable.

	September 30,		Change	% Change
PROVISION FOR TAXES	2014	2013
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(599)	$(257)	$(342)	133%
Income before provision for income taxes	$1,672	$856
Effective tax rate	35.8%	30.0%
Nine months ended:
Provision for income taxes	$(1,774)	$(284)	$(1,490)	525%
Income before provision for income taxes	$4,880	$3,036
Effective tax rate	36.4%	9.4%

Provision for Income Taxes — For the three months ended September 30, 2014 we recorded a provision for income taxes of $599,000 yielding an effective tax rate of 35.8%. The effective tax rate was estimated based upon a forecast of our full year results. For the three months ended September 30, 2013 we recorded a provision for income taxes of $257,000 yielding an effective tax rate of 30.0%. We carried a full valuation allowance in the prior year period and, as a result, the provision primarily reflects foreign tax withholding expense incurred in the period.

In 2014, we began and continue to expect to use a 35% tax rate to record the federal portion of our income tax provision expense, yet we continue to expect there to be a minimal cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash.

For the nine months ended September 30, 2014 we recorded a provision for income taxes of $1.8 million yielding an effective tax rate of 36.4%. The effective tax rate was estimated based upon a forecast of our full year results. The effective rate was greater than the U.S. Federal tax rate of 35% primarily due to permanent differences between book and tax pre-tax income. For the nine months ended September 30, 2013 we recorded a provision for income taxes of $284,000 yielding an effective tax rate of 9.4%. The provision primarily reflects foreign tax withholding expense incurred in the period.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next twelve months. As of September 30, 2014, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $270,000.

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

On September 30, 2014, our cash, cash equivalents, and short-term investments totaled $63.1 million, a decrease of $8.0 million from $71.1 million on December 31, 2013.

Cash provided by (used in) operating activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $3.1 million, a decrease of $11.6 million from the $14.7 million provided by operating activities during the nine months ended September 30, 2013. Cash provided by operating activities during the current period was primarily the result of our net income of $3.1 million, an increase of $1.5 million due to a change in deferred income taxes due to their use to reduce tax payments, and an increase of $337,000 due to a change in accounts payable primarily arising from the timing of payments to vendors. These increases were partially offset by, a decrease of $3.2 million due to a change in accrued compensation and other liabilities mainly from a decrease in accruals for compensation and benefit related items, a decrease of $2.4 million due to a change in accounts receivable arising from the timing of invoices and cash collections, a decrease of $395,000 due to a change in prepaid expenses and other current assets, and a decrease of $336,000 due to the recognition of revenue from customers that previously had been deferred. Cash provided by operating activities during the current period was also affected by noncash charges of $4.5 million, including $4.1 million of noncash stock-based compensation and $364,000 in depreciation and amortization of property and equipment.

Cash provided by (used in) investing activities

Net cash provided by investing activities during the nine months ended September 30, 2014 was $3.3 million, an increase of $12.4 million compared to the $9.1 million used in investing activities during the nine months ended September 30, 2013. Net cash provided by investing activities was due to the maturation of available-for-sale investments of $42.0 million. This was partially offset by amounts used in investing activities which consisted of purchases of available-for-sale investments of $38.0 million and additions to fixed assets of $734,000.

Cash provided by (used in) financing activities

Net cash used in financing activities during the nine months ended September 30, 2014 was $10.4 million compared to $6.5 million provided during the nine months ended September 30, 2013, a decrease in cash provided of $16.9 million. Net cash used in financing activities during the current period consisted primarily of repurchases of common stock of $12.0 million, partially offset by exercises of stock options and the issuance of common stock under our ESPP of $1.6 million.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. On November 1, 2007, our board of directors authorized a share repurchase program of $50 million which has $7.4 million remaining as of September 30, 2014. In addition, on October 22, 2014, our board of directors authorized another $30 million under the share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2014 will be less than $2 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2013. Our principal commitments as of September 30, 2014 consisted of obligations under operating leases. There have been no material changes in those obligations during the nine months ended September 30, 2014.

As of September 30, 2014, we had a liability for unrecognized tax benefits totaling $1.7 million including interest of $71,000, of which approximately $270,000 could be payable in cash. We expect to release reserves and record a tax benefit due to the expiration of statute of limitations during the next twelve months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $60.0 million as of September 30, 2014, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $282,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2014, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 21, 2009, these class actions were consolidated by the court as In Re Immersion Corporation Securities Litigation. On the same day, the court appointed a lead plaintiff and lead plaintiff’s counsel. Following our restatement of financial statements, the lead plaintiff filed a consolidated complaint on April 9, 2010. Defendants moved to dismiss the action on June 15, 2010 and that motion was granted with leave to amend on March 11, 2011. The lead plaintiff filed an amended complaint on April 29, 2011. Defendants moved to dismiss the amended complaint on July 1, 2011. On December 16, 2011, the motion to dismiss was granted with prejudice and on December 19, 2011, judgment was entered in favor of defendants. On January 13, 2012, the plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. In May 2012, plaintiff filed his opening appeals brief. On July 13, 2012, we filed our response brief. On September 4, 2012, plaintiff filed his reply. The Court heard oral argument on February 12, 2014 and took the matter under submission. On August 7, 2014, the Ninth Circuit Court of Appeals issued an opinion affirming the district court’s dismissal with prejudice.

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

We requested that the U.S. District Court for the District of Delaware re-open the case against HTC filed in that Court, and the case was reopened on May 1, 2013. We filed an amended complaint on May 3, 2013. HTC answered the amended complaint on June 28, 2013, stating affirmative defenses of (1) non-infringement, (2) invalidity, (3) prosecution history estoppel, (4) equitable estoppel, exhaustion, license, and/or waiver, (5) intervening rights, (6) unclean hands, (7) patent misuse, (8) inequitable conduct based on ’720 patent reexamination, (9) inequitable conduct (’846 patent family), (10) inequitable conduct (’288 patent), (11) double patenting, (12) failure to comply with 35 U.S.C. § 120, and (13) failure to mark / failure to mitigate. On September 30, 2013 the Court entered a Scheduling Order in the case. On October 3, 2014, HTC filed five motions with the Court: (1) motion to exclude the testimony of Immersion’s damages expert; (2) motion for partial summary judgment shortening the damages period for U.S. Patent Nos. 7,969,288; 7,982,720, and 8,031,18; (3) motion for summary judgment of invalidity of U.S. Patent Nos. 8,059,105; 8,031,181; and 7,982,720; (4) motion for summary judgment of non-infringement of U.S. Patent No. 7,969,288, and; (5) motion for summary judgment of non-infringement of U.S. Patent Nos. 6,429,846; 7,982,720; 8,031,181; and 8,059,105. Immersion’s opposition briefs will be filed on October 24, 2014, and HTC’s reply briefs on November 3, 2014. A hearing on claim construction and the above motions is scheduled for November 25, 2014, and trial is scheduled to begin on March 23, 2015.

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

Samsung Electronics accounted for approximately 38% and two other customers accounted for 17% and 10% of our total revenues, respectively, for the nine months ended September 30, 2014. Two customers accounted for 58% of our total revenues for the nine months ended September 30, 2013, one of which was Samsung Electronics Co., Ltd. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

We currently have sales personnel in Japan, Korea, Taiwan, China, and Switzerland and we intend to continue to expand our international activities, including continued investment in Asia. International operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	import and export restrictions, duties, tariffs, quotas and other barriers;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in enforcing IP rights;

•	business risks, including fluctuations in demand for our technologies and products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;

•	multiple conflicting tax laws and regulations;

•	political and economic instability; and

•	the possibility of an outbreak of hostilities in markets where major customers are located, including Korea and Hong Kong.

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

We are currently involved in litigation proceedings involving some of our key patents; any invalidation or limitation of the scope of our key patents could significantly harm our business.

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

In addition to licensing OEMs directly, we also license to semiconductor manufacturers who incorporate certain of our less advanced technologies into their integrated circuits for use in certain electronic devices. While our relationships with these semiconductor manufacturers increases our distribution channels by leveraging their sales channels, it is possible that OEMs may elect to implement haptics using less advanced integrated circuit solutions rather than the higher-end solutions we offer directly, which may negatively impact our financial results.

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

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the nine months ended September 30, 2014 and 2013, 98% and 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-

unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

We had an accumulated deficit of $84 million as of September 30, 2014, have only recently achieved profitability, and may not maintain profitability in the future.

As of September 30, 2014, we had an accumulated deficit of $84 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

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

A change in accounting standards, policies, or practices, such as the new revenue accounting standard that will become effective for us in 2017, ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606”, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended September 30, 2014. See Note 9 of our condensed consolidated financial statements for information regarding our stock repurchase program.

	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program (in thousands)
Program/Period (1)
Beginning approximate dollar value available to be repurchased as of June 30, 2014			$12,449
July 1 — July 31, 2014	0	$0.00
August 1 — August 31, 2014	0	0.00
September 1 — September 30, 2014	534,849	9.36

July 1 — September 30, 2014	534,849		5,007

Ending approximate dollar value that may be repurchased under the Program as of September 30, 2014			$7,442

(1)	On November 1, 2007, our board of directors authorized a share repurchase program of up to $50,000,000. On October 22, 2014, our board of directors authorized an additional $30,000,000 under the share repurchase program. These share repurchase authorizations have no expiration dates and do not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorizations may be modified, suspended, or discontinued at any time.
(2)	All shares were repurchased on the open market as part of the plan publicly announced on November 1, 2007. The repurchases were effected by a single broker in market transactions at prevailing market prices net of transaction costs pursuant to a trading plan designed to satisfy the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2014

IMMERSION CORPORATION

By	/s/ Paul Norris
Paul Norris
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Number	Description

10.1	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.