Form 10-K
period 2014-12-31
IMMERSION CORP
filed 2015-02-27
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $204,529,854 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 19, 2015: 27,745,434.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2015 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION

2014 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I

Item 1.   Business

Overview

Immersion Corporation (“Immersion”) is a premier intellectual property (“IP”) and software licensing company focused on the creation, design, development, and licensing of patented haptic innovations and software that allow people to use their sense of touch more fully when operating a wide variety of digital devices. Our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and partners to bring these tactile experiences to consumers. While we believe that our innovations are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

In our target markets, we license our software and IP to manufacturers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 1,900 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software, and digital content.

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

Innovate: Develop and patent our innovative technology to provide haptics in mobile, wearable, automotive, gaming, medical, consumer, and commercial products and services to transform user experiences with unique and customizable touch feedback effects.

Drive Adoption: Communicate the advantages of our patented innovations and technologies to the relevant industries and encourage their adoption through demonstrations and incorporation in the products of world-class companies.

Expand Markets and Applications: Broaden the use of haptics within target markets through working with hardware component suppliers as well as the ecosystem of experience designers and content creators, including touch-enabled mobile advertising, entertainment content, and communications technologies. Expand the use of haptics into new markets, such as wearables and networked devices, as well as new form factors.

Monetize: License our patented inventions and software to customers for use in creating, commercializing, and enjoying haptics in mobile, wearable, automotive, gaming, medical, consumer, and commercial products and services.

We believe that the successful execution of this strategy requires a focus on a broad ecosystem of customers and partners — working with content creators to ensure the design and implementation of engaging haptic experiences into software, as well as device manufacturers and their suppliers, to ensure a high quality tactile experience. To achieve this, Immersion has developed unique licensing platforms and business models that rely on the skills and talent of our employees. Accordingly, we seek to hire and retain employees with world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategies. In order to attract high quality employees, we have created an environment and culture that encourages, fosters, and supports research, development, and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing. We believe that we have created a compelling company for inventors and innovators who are able to work within our supportive corporate environment to drive strong future growth.

Haptics and Its Benefits

While digital devices offer many advanced capabilities they often fail to provide users with the meaningful touch experiences that enrich their real world interactions. For example, when dialing a number or entering text on a conventional touchscreen, users feel only the touchscreen surface, without the subtle, yet confirming sensation they expect from mechanical switches and keyboards. Similarly, communications with other users and experiences with digital content can feel flat or lifeless without the accompanying tactile feedback that is an essential part of the physical world. Immersion’s haptic technologies can restore these missing elements of confirmation, realism and rich communication to the digital world.

Our haptic technology breathes life into digital experiences, enabling users to feel realistic tactile feedback or resistance as they push a virtual button, scroll through a list or encounter the end of a menu. In a video or mobile game with haptics, users can feel the gun recoil, the engine rev, or the crack of the bat meeting the ball. When simulating the placement of cardiac pacing leads, a user can feel the forces that would be encountered when navigating the leads through a beating heart, providing a more realistic experience of performing this procedure.

Haptics can enhance the user experience through:

•

Improved Usability: By restoring the sense of touch to otherwise lifeless surfaces, haptics creates fulfilling experiences that can improve usability by engaging touch, sight, and sound. From the confidence users receive through touch confirmation when selecting a virtual button to the contextual awareness they receive through haptics in a first person shooter game, haptics improves usability by more fully engaging the senses.

•

Enhanced Realism: Haptics injects a sense of realism into user experiences by exciting the senses and allowing the user to feel the action and nuance of the application. This is particularly relevant in applications like games, video content, or simulations that otherwise rely on only visual and audio outputs. The inclusion of tactile feedback provides additional context that captures the user’s attention and translates it into a more engaging sense of realism.

•

Enriched Communications: Haptics uses the sense of touch to communicate information to users in an unobtrusive and intuitive manner. In mobile devices, the sense of touch can enhance voice, chat, or video applications to create more engaging and emotional communications. In wearable devices, haptics can provide meaningful information to users without disruptive audio or visual feedback.

•

Restoration of Mechanical Feel: Today’s touchscreens, touch pads, and other touch surfaces lack the physical feedback that humans frequently need to fully understand the context of their interactions. By providing users with intuitive and unmistakable tactile confirmation, haptics can create a more confident user experience and can also improve safety by overcoming distractions. This is especially important when audio or visual confirmation is insufficient, or for applications that involve distractions, such as automotive and commercial applications.

We believe these features of our haptic technology are broadly applicable to a number of markets and devices. By continuing to enhance these features through further research and development, we believe we will serve as a strategic partner for our customers and partners in helping them develop a more compelling user experience for consumers.

Our Offerings

We offer our patented inventions and software to our customers through either a software license or a patent license or a combination thereof.

Our software license offerings include a range of software developed by Immersion, including our TouchSense Core software that we provide for incorporation into mobile devices, video console gaming systems, consumer electronics, medical simulation and surgical robotic systems, and automotive controls, and our TouchSense Engage suite of easy-to-use design tools and software development kits (“SDKs”) making it simple to design and integrate tactile effects into mobile games, ads and videos. Further, under software licenses, our customers typically receive licenses to our patents necessary to implement the licensed software in their products, with the specific rights and restrictions to the applicable patents described in their license agreements.

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

Software Licenses

TouchSense: We license our TouchSense software to original equipment manufacturers (“OEMs”) or their suppliers who then include our software in products sold under their own brand names. We license our software under the TouchSense brand, and have developed a family of TouchSense software that is intended to address the needs of our target markets.

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

TouchSense Core: Targeted to the mobile device, wearable, and consumer electronics market, TouchSense Core consists of solution sets for the design of tactile effects used in device UI and applications, and to enhance the playback of haptic content.

Integrator: Working in conjunction with Immersion’s mobile TouchSense Core software, Integrator consists of modules that OEMs can choose from to easily incorporate haptic experiences into their mobile device operating system. Integrator Modules include: UI Module, which streamlines haptic integration by automatically associating haptic effects with select UI elements such as button presses and scrolling actions; Themes Module, which allows OEMs to waterfall a signature haptic feel through the UI of the device; WebKit Module, which extends the theme controls to the device internet browser experience; and Ringtones Module, which enables support of unique and distinct haptic vibrations to be used during the device silent mode.

TouchSense Engage: Targeted to mobile application developers, advertisers and content creators, TouchSense Engage consists of design tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects in mobile content, including games, ads and video. The TouchSense Engage solution offers high fidelity tactile effects to augment and enhance mobile content, while ensuring quality playback within the consumer device.

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

Authoring Tools — We license authoring tools, including our TouchSense Engage technology, that enable haptic designers and software developers to quickly design and incorporate customized touch feedback into their applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptically-enabled device. Our authoring tools are the equivalent of a computer-aided design application for haptics, and support vibro-tactile haptic devices (such as mobile devices, touchscreens, and vibro-tactile gaming peripherals), as well as kinesthetic haptic devices (such as rotary devices, 2D devices, and joysticks). Various haptic effect parameters can be defined and modified, and the result immediately experienced. Our authoring tools run on mainstream operating systems such as Microsoft Windows. Commencing in March 2011, we have made Immersion’s Haptic Development Platform available to Android software developers for use in integrating tactile effects into mobile games and other downloadable applications.

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

Markets

Mobile Communications, Wearables, and Consumer Electronics — We offer both TouchSense software and patent licenses to OEMs in the mobile device, wearables, and consumer electronics markets. In addition, our integrated circuit partners preload their integrated circuits with our TouchSense software and offer these integrated circuits to OEMs in the mobile device market.

Our licensees currently include some of the top makers of mobile devices in the world including: Samsung, Motorola, LG Electronics, Fujitsu, NEC, Xiaomi, Huawei, and Toshiba, as well as integrated circuit manufacturers such as Texas Instruments and Atmel.

In addition to our work with device manufacturers, we also work with mobile application and content creators to offer tools and expertise to incorporate tactile effects into mobile applications, advertisements and content. Our licensees have included Slate, Showtime, Rockstar Games and Sega.

For the years ended December 31, 2014, 2013, and 2012, respectively, 60%, 66%, and 46% of our total revenues were generated from customers in the mobile communications market.

Console Gaming — We have licensed our patents to Microsoft Corporation for use in its gaming products and to Sony Computer Entertainment Inc. (“Sony”) for use in its legacy and current PlayStation console gaming products. We have also licensed our patents to over a dozen gaming peripheral manufacturers and distributors, including Logitech, Guillemot Corporation, and Mad Catz, Inc., to bring haptic technology to PC platforms including Microsoft Windows operating systems, as well as to video game consoles.

In the video game console peripheral market, we have licensed our patents for use in hundreds of spinning mass tactile feedback devices and force feedback devices such as steering wheels and joysticks to various manufacturers, including: Bensussen Deutsch & Associates Inc., Datel Design & Inc., dreamGear LLC, Logitech Inc., Mad Catz, Inc., Microsoft Corporation, Performance Designed Products (formerly Electro Source LLC), Razer PTE Ltd, Guillemot Corporation, and Sony. These products are designed to work with one or more video game consoles including the Xbox, Xbox 360, and Xbox One from Microsoft; the PlayStation, PlayStation 2, PlayStation 3, and PlayStation 4 from Sony; and the N64, GameCube, and Wii from Nintendo. Currently, products sold to consumers using Immersion technology include PC joysticks, steering wheels, and gamepads from various licensees.

For the years ended December 31, 2014, 2013, and 2012, respectively, 27%, 21%, and 28% of our total revenues were generated from customers in the PC and console gaming markets.

Automotive — We offer both TouchSense software and patent licenses to automotive component suppliers. Our current licensees include: ALPS Electric Co., Ltd, Continental, Marquardt, Methode Electronics, Inc., Visteon, SMK Corporation, Tokai Rika Co., Ltd., and Panasonic Corp.

For the years ended December 31, 2014, 2013, and 2012, respectively, 5%, 5%, and 6% of our total revenues were from automotive customers.

Medical — Throughout 2012, we maintained a single medical simulation product line, the Virtual IV system, which simulated needle-based procedures such as intravenous catheterization and phlebotomy. This product was produced for Laerdal Medical A/S, who distributed it on a world-wide basis. In December of 2012, we signed a licensing agreement for this product line with Laerdal Medical A/S. As of January, 2013, we continued to license patents to the medical market, but no longer manufactured any product lines. Our current licensees include: MAKO Surgical Corp., SOFAR S.P.A., CAE Healthcare, Simbionix, and Laerdal Medical A/S.

For the years ended December 31, 2014, 2013, and 2012, respectively 8%, 8%, and 16% of our total revenues were from the medical market.

Manufactured Products

As of December 2013, we ceased selling manufactured products and only license our patents and software. Our product solutions, which did not represent a material part of our business, were limited to components used for design kits. Through 2012, we manufactured products including the Virtual IV system which was produced on a “private” label basis for a customer (See Product and Markets – Medical). All products produced were from contracted manufacturing services.

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

Additional information about significant customers is incorporated herein by reference to Note 16 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.

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

Research and Development

Our success depends on our ability to invent and improve our technologies in a timely manner; to design and develop software to meet specifications based on research and our understanding of customer needs and expectations; and to collaborate with our licensees who are integrating our technologies into theirs.

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

For the years ended December 31, 2014, 2013, and 2012, research and development expenses were $11.8 million, $10.9 million, and $8.4 million respectively.

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

At the end of 2014, we and our wholly owned subsidiaries had over 1,900 currently issued or pending patents in the U.S. and other countries that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. Some of our U.S. patents began expiring in 2007.

Financial Information about Industry Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Additional information about our business segments and geographic areas is incorporated herein by reference to Note 16 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net income (loss) for the years ended December 31, 2014, 2013, and 2012 and our total assets as of December 31, 2014 and 2013, is included in our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.

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

Employees

As of December 31, 2014, we had 141 full-time and part-time employees, including 70 in research and development, 37 in sales and marketing, and 34 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.

Executive Officers

The following table sets forth information regarding our executive officers as of February 19, 2015.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer and Member of the Board of Directors	57
Dennis Sheehan	Vice President, Marketing	53
Paul Norris	Chief Financial Officer	53
Jason Patton	Vice President & General Manager of Content & Media Business	41
Mahesh Sundaram	Vice President, Worldwide OEM Sales	44

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

Dennis Sheehan assumed the role as Immersion’s Vice President of Marketing, responsible for leading all of Immersion’s worldwide marketing initiatives for all areas of our business, in October 2014. Previously, Mr. Sheehan was our SVP of Sales & Marketing from October 2012 to October 2014 and Vice President of Marketing from January 2009 to October 2012. Prior to joining Immersion, Mr. Sheehan was the Senior Director of Product Management at SiRF technology, a supplier of GPS semiconductor solutions for mobile phones and personal navigation devices from June 2006 to December 2009. From March 2005 to November 2005, Mr. Sheehan was the Vice President of Business Development and Strategy for Varatouch, an IP components and software company. Earlier in his career, Mr. Sheehan held various marketing and management positions at Intel. He holds a B.S. in Chemical Engineering from Stanford University and an M.B.A. from Northwestern University’s Kellogg School of Management.

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

Jason Patton joined Immersion in January 2014. He is responsible for the development and management of our Content & Media line of business. Prior to joining Immersion, Mr. Patton was Senior Vice President, Business Development & Technology of YOD China, a publicly-traded company focused entirely on bringing advanced TV offerings featuring premium Hollywood content to mainland China, from October 2010 to December 2013. From June 2001 to November 2009, Mr. Patton managed business development for In Demand Networks, the joint venture owned by Comcast, Cox and Time Warner Cable serving most recently as Senior Vice President, Business Development. He has also worked at AT&T in both business development and mergers & acquisitions. Mr. Patton holds a B.S. in broadcast journalism from Boston University, a B.S. in business administration from Boston University, and an M.B.A. from the Harvard Business School.

Mahesh Sundaram joined Immersion in October 2014. He is responsible for leading our worldwide OEM sales organization to support the growing opportunities of Immersion technology. Prior to joining Immersion, Mr. Sundaram was Vice President, Asia Pacific of Dolby Laboratories, a global innovator and developer of audio, imaging and voice technologies for cinema, home theaters, PCs, mobile phones, and games, from October 2008 to October 2014. Mr. Sundaram also served as a Director of Consumer Electronics Market Segment at Dolby Laboratories, from July 2006 to September 2008. From January 1996 to November 2003, he managed product marketing for Intel, one of the largest manufacturers of semiconductors for PCs, servers, phones, tablets, and consumer electronic devices, where he was responsible for product marketing and bringing new products and technologies to market in the Asia Pacific region. Mr. Sundaram holds a Bachelor of Engineering in electrical engineering from University of Mumbai.

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

Company Risks

If we are unable to enter into new and renewed licensing arrangements with our existing licensees and with additional third-parties for our touch-enabling technologies, our royalty and license revenue may not grow and could decline.

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

Samsung Electronics accounted for approximately 38%, 47%, and 24% of our total revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Other customers accounted for 17% and 12% of our revenues in 2014. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

Future revenue is difficult to predict, and our failure to predict revenue accurately may cause our results to be below our expectations or those of investors and result in our stock price declining.

Our lengthy and costly license negotiation cycle and any IP litigation that we may engage in make the amount and/or timing of future revenue difficult to predict because we may not be successful in entering into or renewing licenses with our customers on our estimated timelines, and we may be reliant on litigation timelines, which are difficult to control, with unpredictable results.

Some of our license agreements provide for per-unit royalty payments and may also be subject to adjustments based on volume. The sales volume and prices of our licensees’ products in any given period can be difficult to predict. In addition, in certain product markets, we have entered into licensing agreements pursuant to which customers make fixed recurring payments to us in exchange for use of our IP and technology. As a result, a portion of the revenue we report each quarter results from the recognition of deferred revenue from fixed payments we have received from these customers during previous quarters. If we were to experience significant decline in our ability to renew these agreements or enter into new agreements that include fixed recurring payments, our reported financial results might not reflect such downturns until future periods. Moreover, to the extent our business model depends on fixed payments that we recognize over time, it may also be difficult for us to rapidly increase our revenues through additional sales in any period, as revenue from new customers will be recognized over multiple quarters. Additionally, if we have agreed that a customer may pay us a fixed amount for use of our IP and technology during a given time period, we may receive lower revenues than we would have received under a per unit royalty arrangement if the customer’s business grows or it otherwise performs better than we anticipated at the time we entered into our licensing agreement with the customer.

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

•	multiple conflicting tax laws and regulations;

•	political and economic instability; and

•	the possibility of an outbreak of hostilities or unrest in markets where major customers are located, including Korea and Hong Kong.

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

We are currently involved in litigation proceedings involving some of our key patents; any final judgment invalidation or limiting of the scope of our key patents could significantly harm our business.

As more fully described under Part I, Item 3 — “Legal Proceedings,” we are currently involved in litigation involving some of our patents. The defendant in this litigation has challenged the validity, scope, enforceability and ownership of our patents. Most recently, the Court in this litigation granted in part the motion for summary judgment of non-infringement of three of the patents, finding that the HTC’s products do not literally infringe two of the patents; and granted the motions for partial summary judgment shortening the damages period of one of the patents, and for summary judgment of invalidity of three of the patents.

We cannot predict the outcome of pending litigation. If there is a final adverse ruling in any legal or administrative proceeding relating to the infringement, validity, enforceability or ownership of any of our patents, or if a court issues a final judgment limiting the scope of the claims or an administrative body such as the

U.S. Patent and Trademark Office limits the scope of the claims of any of our patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be significantly reduced. The resulting reduction in license fees and royalties could significantly harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

Furthermore, regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expenses and divert our management’s time and attention away from our other business operations, which could significantly harm our business. The time to resolution and complexity of our litigation, its significance to our business, the propensity for delay in patent litigation, and the potential that we may lose particular motions as well as the overall litigation could cause significant volatility in our stock price and materially adversely affect our business and consolidated financial position, results of operations and cash flows.

Our current or any future litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending or any future litigation will continue to be costly and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Although protecting intellectual property is a fundamental part of our business, at times, our litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from other licensing transactions. As a result, until such time as it is resolved or concluded, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Note 15 to the consolidated financial statements in Part II, Item 8- “Financial Statements and Supplementary Data” and Part I, Item 3- “Legal Proceedings”.

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

One of our biggest sources of competition is derived from decisions made by internal design groups at our OEM customers and potential OEM customers. These internal design groups typically make choices regarding whether to implement haptics or not, whether to use our software or other standard haptic capability (e.g., haptic capability offered by the Android operating system), or even whether to develop their own haptic solutions. In instances where the design team elects not to use our software but implements unlicensed haptic capability, we may seek to enforce our IP. If the OEM is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the OEM and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.

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

We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While we do not anticipate any meaningful revenue associated with this initiative in 2015, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted. In addition, if we fail to properly manage the licensing of rights in our OEM and content businesses, we may inadvertently impair our ability to monetize our technology in one of these businesses and our results of operations would be negatively impacted.

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the years ended December 31, 2014, 2013, and 2012, 98%, 97% and 90%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

In addition, our patents will continue to expire according to their terms, including the expiration of several gaming patent licenses in 2015. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows.

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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights may result in substantial legal expenses and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.

We had an accumulated deficit of $83 million as of December 31, 2014, have only recently achieved profitability, and may not maintain profitability in the future.

As of December 31, 2014, we had an accumulated deficit of $83 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

•	engage in research and develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	expand our international presence;

•	incur costs related to pending and anticipated litigation; and

•	acquire IP or other assets from third-parties.

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

Changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office may adversely impact our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codified significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The U.S. Patent and Trademark Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith America Invents Act, and many of the substantive changes to patent law associated with the Leahy-Smith America Invents Act, and in particular, the “first inventor to file” provisions. It is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

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

The current global economic conditions and political climate could materially hurt our business in a number of ways, including longer sales and renewal cycles, exchange rate volatility, delays in adoption of our products or technologies or those of our customers, increased risk of competition, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners would likely face similar challenges, which could materially and adversely affect the level of business they conduct with us or the sales volume of products that include our technology.

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

We plan to continue expanding our business, and any significant growth in revenue or headcount could place a significant strain on our management systems, infrastructure and other resources. We will need to continue to invest the necessary capital to upgrade and improve our operational, financial and management reporting systems. If our management fails to manage our growth effectively, we could experience increased costs, declines in product quality, and/or customer satisfaction, which could harm our business.

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

In order to manufacture haptic-based products, our customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our customers’ production processes, which would harm our business and results of operations. In addition, if our customers choose to use lower quality actuators as a cost-saving measure, the technical performance of our software may be adversely affected which could also harm our business and results of operations. Certain of our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely and quality fashion at attractive prices may negatively affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events, including losses due to earthquakes.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations of The NASDAQ Stock Market. The requirements of these and other rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.

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

If we consummate acquisitions through the issuance of our securities, our stockholders could suffer significant dilution. Acquisitions could also create risks for us, including:

•	unanticipated costs associated with the acquisitions;

•	use of substantial portions of our available cash to consummate the acquisitions;

•	diversion of management’s attention from other business concerns;

•	difficulties in assimilation of acquired personnel or operations;

•	failure to realize the anticipated benefits of acquired IP or other assets;

•	charges associated with amortization of acquired assets or potential charges for write-down of assets or goodwill associated with unsuccessful acquisitions;

•	potential IP infringement or other claims related to acquired businesses, assets, product lines, or technologies; and

•	potential costs associated with failed acquisition efforts.

Any acquisitions, even if successfully completed, might not generate significant additional revenue or provide any benefit to our business.

Item 1B.   Unresolved Staff Comments

None.

Item 2.  Properties

We lease a facility in San Jose, California of approximately 33,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, and research and development functions. The lease for this property was to expire in December 2016. On November 12, 2014, we entered into an amendment that terminates the lease of this facility in May 2015. Under the amendment, we also entered into a lease for a new San Jose facility of approximately 42,000 square foot as of February 2015. The lease for the new facility expires in April 2023 and we have an option to renew through April 2028.

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

The HTC Delaware Complaint currently asserts infringement of the following patents:

U.S. Patent No 6,429,846 (the ’846 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 7,969,288 (the ’288 patent): “Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device”

U.S. Patent No 7,982,720 (the ’720 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,031,181 (the ’181 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,059,105 (the ’105 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

HTC asserted that the patents are not infringed, are invalid, and are unenforceable.

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

On October 3, 2014, HTC filed five motions with the Court: (1) motion to exclude the testimony of Immersion’s damages expert; (2) motion for partial summary judgment shortening the damages period for U.S. Patent Nos. 7,969,288; 7,982,720, and 8,031,18; (3) motion for summary judgment of invalidity of U.S. Patent Nos. 8,059,105; 8,031,181; and 7,982,720; (4) motion for summary judgment of non-infringement of U.S. Patent No. 7,969,288, and; (5) motion for summary judgment of non-infringement of U.S. Patent Nos. 6,429,846; 7,982,720; 8,031,181; and 8,059,105. A hearing on claim construction and the latter three motions was held on November 25, 2014. A hearing on the first motion was held on January 30, 2015. On February 11, the Court issued rulings on claim construction and on four of HTC’s five motions. The Court denied the motion for summary judgment of non-infringement of the ’288 patent (because the Court found the ’720 and ’181 patents invalid as anticipated, it did not address HTC’s arguments with regard to these patents); granted in part the motion for summary judgment of non-infringement of the ’846, ’720, ’181, and ’105 patents, finding that the HTC’s products do not literally infringe the ’846, and ’105 patents; and granted the motions for partial summary judgment shortening the damages period of the ’288 patent, and for summary judgment of invalidity of the ’105, ’181, and ’720 patents. On February 24, 2015 the Court denied in part and granted in part the first motion, ruling that Immersion’s damages expert may testify about reasonable royalties but not about lost profits. Trial is scheduled to begin on March 23, 2015.

In the U.S. Patent Office, HTC filed requests for ex-parte reexamination of three of our patents: the ’288, ’999, and ‘720 patents. Reexamination of the ’288 patent was requested on July 30, 2012. The U.S. Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The U.S. Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The U.S. Patent Office granted the request on November 28, 2012. On July 24, 2013, the U.S. Patent Office issued a Reexamination Certificate for the ’999 patent, after certain claims were cancelled and other claims were amended. On February 18, 2014, the U.S. Patent Office issued a Reexamination Certificate for the ’720 patent after certain claims were cancelled and other claims were amended. On February 10, 2014 the U.S. Patent Office issued a Reexamination Certificate for the ‘288 patent after certain claims were cancelled and claim 18 was amended.

We cannot predict the ultimate outcome of the above-mentioned federal actions, and we are unable to estimate any potential liability we may incur.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low
Fiscal year ended December 31, 2014
Fourth Quarter	$9.62	$7.20
Third Quarter	$14.72	$8.51
Second Quarter	$12.79	$10.00
First Quarter	$12.60	$9.69

Fiscal year ended December 31, 2013
Fourth Quarter	$13.91	$10.35
Third Quarter	$16.73	$12.25
Second Quarter	$15.75	$9.63
First Quarter	$11.99	$5.90

On February 19, 2015, the closing price was $8.77 per share and there were 91 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any earnings to fund future growth, product development, and operations.

Purchases of Equity Securities by the Issuer

Below is a summary of stock repurchases for the three months ended December 31, 2014. See Note 10 of our consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program (in thousands)
Beginning approximate dollar value available to be repurchased as of September 30, 2014			$7,442
Additional authorization on October 22, 2014			30,000
Less repurchases:
October 1 — October 31, 2014	376,504	$7.97
November 1 — November 30, 2014	0	0.00
December 1 — December 31, 2014	0	0.00

October 1 — December 31, 2014	376,504		3,002

Ending approximate dollar value that may be repurchased under the program as of December 31, 2014			$34,440

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

Company Stock Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act, as amended, or the Exchange Act.

The graph below depicts a five-year comparison of cumulative total shareholder returns for Immersion common stock, the NASDAQ Composite Index, and the RDG Technology Composite Index. The graph assumes an investment of $100 for the five-year period commencing on December 31, 2009 and ending on December 31, 2014, in Immersion’s common stock, and in the NASDAQ Composite and the RDG Technology Composite indices, and reinvestment of dividends, if any.

The comparison below is based on historical data, and Immersion cautions that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of Immersion’s common stock. Information used in the graph was obtained from a source believed to be reliable, but Immersion is not responsible for any errors or omissions in such information.

	December 31,
	2009	2010	2011	2012	2013	2014
Immersion Corporation	$100	$147	$113	$150	$227	$207
NASDAQ Composite	100	118	119	139	197	224
RDG Technology Composite	100	111	111	126	167	193

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to Note 9 to the notes to our consolidated financial statements.

Item 6.   Selected Financial Data

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010 (1)
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$52,937	$47,470	$32,169	$30,635	$31,124
Costs and expenses	46,970	43,866	38,897	32,514	37,301
Operating income (loss)	5,967	3,604	(6,728)	(1,879)	(6,177)
Income tax benefit (provision) from continuing operations	(2,196)	36,483	(792)	(1,816)	(1,501)
Income (loss) from continuing operations	4,123	40,155	(7,350)	(3,491)	(7,406)
Gain from discontinued operations (net of tax)	0	0	153	61	130
Net income (loss)	4,123	40,155	(7,197)	(3,430)	(7,276)

Basic net income (loss) per share
Continuing operations	$0.15	$1.42	$(0.27)	$(0.12)	$(0.26)
Discontinued operations	0.00	0.00	0.01	0.00	0.00

Total	$0.15	$1.42	$(0.26)	$(0.12)	$(0.26)
Shares used in calculating basic net income (loss) per share	28,246	28,190	27,735	28,564	28,113
Diluted net income (loss) per share
Continuing operations	$0.14	$1.37	$(0.27)	$(0.12)	$(0.26)
Discontinued operations	0.00	0.00	0.01	0.00	0.00

Total	$0.14	$1.37	$(0.26)	$(0.12)	$(0.26)

Shares used in calculating diluted net income (loss) per share	29,144	29,338	27,735	28,564	28,113

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$57,361	$71,112	$43,546	$56,285	$61,204
Working capital	58,025	64,249	38,378	49,245	56,504
Total assets	97,521	110,575	48,011	60,794	68,704
Total stockholders’ equity	76,603	80,671	29,278	37,891	41,780

(1) On March 30, 2010, we divested certain medical simulation product lines through an asset sale. Revenues and costs for these product lines have been included in the operating loss in continuing operations through the date of the sale.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A, “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements that could occur after the filing of this report.

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

Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by us based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or are front-end loaded, the upfront fees are recognized ratably over the contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

Product sales — We recognize revenue from the sale of products and the license of associated software, if any, and expense all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for generally three to twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant. As of December 2013, we ceased selling products.

Cost of Revenues

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

Valuation and amortization methods — We use the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of standard stock options and Employee Stock Purchase Plan (“ESPP”) shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

We use the Monte-Carlo Simulation model to value our stock options with a market condition. Valuation techniques such as the Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of future stock prices for the Company.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and ESPP shares. Existing valuation models, including the Black-Scholes model and the Monte-Carlo Simulation, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire and be worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

See Note 9 to the consolidated financial statements for further information regarding stock-based compensation.

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

See Note 12 to the consolidated financial statements for further information concerning income taxes.

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

We have acquired patents and other intangible assets. In addition, we internally develop and license IP and software, and when possible, we protect our IP and software with patents and trademarks. External patent-related costs are expensed as incurred and classified as general and administrative expenses in our consolidated statement of income, consistent with the classification of internal legal costs associated with internally developed patents and trademarks. Costs associated with the purchase of patents are capitalized. These costs are amortized utilizing the straight-line method, which approximates the pattern of consumption over the estimated useful lives of the respective assets, generally ten years.

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

Overview of 2014

We continued to invest in research, development, sales, and marketing in our key lines of business. Key events in the year were as follows:

•

We increased our royalty and license revenue by 12% and our overall revenue by 12% for the year ended December 31, 2014 compared to 2013. The increase in royalty and license revenue was driven mainly by our gaming licensees, along with increases from our automotive, mobility, and medical licensees as well.

•

Our income from continuing operations was $4.1 million for the year ended December 31, 2014 compared to income from continuing operations of $40.2 million for the year ended December 31, 2013. The decrease in income from continuing operations of $36.1 million was primarily due to a decreased benefit from income taxes of $38.7 million from a non-recurring benefit from taxes of $36.5 million in 2013 that did not recur in 2014, and increased expenses of $3.1 million which primarily consisted of sales and marketing and research and development expenses, partially offset by an increase in gross profit of $5.5 million primarily from additional royalty and license revenue. In 2013, the benefit from taxes of $36.5 million was primarily due to the partial release of our Federal deferred income tax asset valuation allowance based on the assessment of our ability to utilize these deferred income tax assets. See Note 12 to the consolidated financial statements for additional information on our income taxes.

In 2015, we expect royalty and license revenue, mainly from our mobility and gaming lines of business, to be the major component of our revenue as our technology continues to be included in more of our licensees’ products and as we continue to execute our patent licensing program relating to Basic Haptics in mobility, as well as console gaming. IP litigation may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Item 1A – “Risk Factors.”

The following table sets forth our consolidated statements of operations data as a percentage of total revenues:

	Years Ended December 31,
	2014	2013	2012
Revenues:
Royalty and license	97.9%	97.2%	90.1%
Product sales	0.0	0.2	6.2
Development, services, and other	2.1	2.6	3.7

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	0.9	1.0	3.7
Sales and marketing	20.6	19.7	21.0
Research and development	22.3	22.9	26.2
General and administrative	44.9	48.6	69.8
Amortization of intangibles	0.1	0.2	0.2

Total costs and expenses	88.8	92.4	120.9

Operating income (loss)	11.2	7.6	(20.9)
Interest and other income	0.7	0.1	0.5

Income (loss) from continuing operations before provision for income taxes	11.9	7.7	(20.4)
Benefit (provision) for income taxes	(4.1)	76.9	(2.5)

Income (loss) from continuing operations	7.8	84.6	(22.9)
Gain on sales of discontinued operations, net of provision for income taxes	0.0	0.0	0.5

Net income (loss)	7.8%	84.6%	(22.4	) %

Revenues

			Percent			Percent
	2014	Change	Change	2013	Change	Change	2012
	($ in thousands)
Royalty and license	$51,804	$5,650	12%	$46,154	$17,165	59%	$28,989
Product sales	0	(105)	(100)%	105	(1,877)	(95)%	1,982
Development, services, and other	1,133	(78)	(6)%	1,211	13	1%	1,198

Total revenue	$52,937	$5,467	12%	$47,470	$15,301	48%	$32,169

2014 Compared to 2013

Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue was driven primarily by increases from our gaming licensees, and to a lesser extent, by increases from our automotive, mobility, and medical licensees.

Variable royalty revenue based on shipping volumes and per unit prices increased to $21.6 million for the year ended December 31, 2014 from $19.5 million for the year ended December 31, 2013. The increase in 2014 variable royalty revenue was primarily from our gaming and automotive customers. This increase was partially offset by lower variable royalty revenue from our mobile customers as 2013 included approximately $2 million from the overlapping receipt of both contract completion or tail period revenue and new revenue under an agreement that expired and was subsequently renewed during 2013, an event that did not recur in 2014. Fixed payment license revenue increased to $30.2 million for the year ended December 31, 2014 from $26.7 million for the year ended December 31, 2013, due to increased license fees from gaming and mobility licensees, and to a lesser extent, by increases from our medical and automotive licensees.

Royalty and license revenue from gaming customers increased by 50% primarily due to license fees and the sale of gaming console products, including the Sony PlayStation 4. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from automotive customers increased by 13%, primarily due to a new customer contract in Europe, as well as our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue from mobility customers increased by 2% primarily due to increased license revenue from our licensees in Asia; partially offset by the fact that 2013 revenue included approximately $2 million from the overlapping receipt of both tail period revenue and new revenue under an agreement that expired and was subsequently renewed during 2013, an event that did not recur in 2014. We anticipate that our mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

Royalty and license revenue also increased by 1% for medical customers primarily due to increased license fees, partially offset by a decreased level of sales by licensees.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters.

Product sales — Product sales decreased as we discontinued selling all products as of December 31, 2013. We do not plan on product sales and will focus on licensing our software and patents going forward.

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

For 2014 revenues generated in North America, Europe, and Asia represented 29%, 3%, and 68%, respectively, compared to 28%, 4%, and 68%, respectively, for 2013. There was no significant shift in revenues among regions as royalty and license revenues in each region increased at relatively consistent rates. The increase in royalty and license revenue in North America was primarily due to an increase in royalty and license revenue from our gaming, mobility, and medical licensees. The increase in royalty and license revenue in Europe from our automotive customers was relatively less than the overall increase in North America, resulting in a decrease in the percentage of revenue attributed to Europe as a part of total revenue.

2013 Compared to 2012

Royalty and license revenue — The increase in royalty and license revenue was driven primarily by increases from our mobility licensees, and to a lesser extent, by increases from our automotive, gaming, and medical licensees.

Variable royalty revenue based on shipping volumes and per unit prices decreased to $19.5 million for the year ended December 31, 2013 from $21.3 million for the year ended December 31, 2012, as we entered into new licensing agreements that include recurring fixed payments. Fixed payment license revenue increased to $26.7 million for the year ended December 31, 2013 from $7.7 million for the year ended December 31, 2012, primarily due to increased license fees from new license agreements in Asia and North America, and to a lesser extent, increased license fees from our gaming licensees.

Royalty and license revenue from mobility customers increased by 121% primarily due to increased revenue from a renewed multi-year license agreement entered into with Samsung in March 2013; increased mobile device business by existing licensees; as well as new customer contracts in the United States, China, and Japan; partially offset by decreased license revenues from our European market.

Royalty and license revenue from gaming customers increased by 8%, primarily due to new gaming console products that first entered the market in the fourth quarter of 2013, including the Sony PlayStation 4. In addition, we secured increases in gaming royalty and license revenue through our royalty compliance program.

Royalty and license revenue from automotive customers increased by 21%, primarily due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue also increased by 10% for medical customers primarily due an increased level of sales by these customers.

Product sales — Product sales in 2013 were comprised primarily of sales of actuators, design kits, and integrated circuits. The decrease in product sales primarily reflects a reduction in medical product sales specifically related to our Virtual IV simulator product that was sold in 2012. In December of 2012 we entered into a royalty generating licensing agreement with our Virtual IV partner in accordance with which we no longer produce or sell the Virtual IV system.

Development, services, and other revenue — Development, services, and other revenue increased mainly due to an increase in ongoing engineering services for certain mobility customers, partially offset by a decrease in one time contract engineering services.

For 2013 revenues generated in North America, Europe, and Asia represented 28%, 4%, and 68%, respectively, compared to 41%, 13%, and 46%, respectively, for 2012. The shift in revenues among regions was mainly due to a relative increase in royalty and license revenue in Asia offset by a smaller increase in royalty and license revenue in North America, a decrease in royalty and license revenue in Europe, and a decrease in product revenue in North America. The increase in royalty and license revenue from Asia was mainly due to increased license and royalty revenue from our mobility licensees in Korea, China, and Japan, including increased revenue recognized under the renewed agreement entered into with Samsung, who represented 47% of our sales in 2013 and 24% in 2012. The increase in royalty and license revenue in North America was primarily due to an increase in royalty and license revenue from our mobility, gaming, and medical licensees. The decrease in royalty and license revenue in Europe was mainly due to a decrease in royalty and license revenue from our mobility licensees. The decrease in product revenue in North America revenue was due to a decrease in medical product sales.

Cost of Revenues

	2014	Change		% Change	2013	Change	% Change	2012
	($ in thousands)				( $ in thousands)
Cost of revenues	$460		$(2)	0%	$462	$(726)	(61)%	$1,188

2014 compared to 2013 — Our cost of revenues consists primarily of labor related costs for development, services, and other; as well as direct materials, contract manufacturing, and other overhead costs for product sales. It excludes amortization of intangibles. The discontinuation of all product sales as of December 31, 2013 was the major contributor to the reduction of cost of revenues for the year ended December 31, 2014 as compared to the year ended December 31, 2013; partially offset by increased labor related costs for development and services for our mobility customers in Asia. As a result of our focus on licensing our software and patents in the future, we expect cost of revenue in 2015 will consist of labor related costs for development and other services, and may increase moderately from 2014.

2013 compared to 2012 — Lower product sales were the major contributor to the overall reduction of cost of revenues for 2013 as compared to 2012. Specifically, the decrease in cost of revenues was primarily due to a reduction in direct material costs, contract manufacturing costs, and related costs of $701,000.

Expenses

			Percent			Percent
	2014	Change	Change	2013	Change	Change	2012
	($ in thousands)			($ in thousands)
Sales and marketing	$10,896	$1,558	17%	$9,338	$2,563	38%	$6,775
Research and development	11,793	910	8%	10,883	2,462	29%	8,421
General and administrative	23,754	650	3%	23,104	640	3%	22,464
Amortization and impairment of intangibles	67	(12)	(15)%	79	30	61%	49

Sales and Marketing — Our sales and marketing expenses are composed of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for 2014 as compared to 2013 was primarily due to increased compensation, benefits, and other related costs of $1.1 million, mainly due to increased headcount and stock compensation expense; increased travel expenses of $265,000 mainly due to increased headcount and an increased number of tradeshows attended in 2014; and increased consulting and outside services expense of $260,000 due to current marketing initiatives and preparation for tradeshows. We expect that sales and marketing expenses will increase in 2015 as we continue to invest in sales and marketing to further market acceptance for our touch technologies and expanding our focus on the content and media business.

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

Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for 2014 as compared to 2013 was primarily due to increased compensation, benefits, and other related costs of $487,000, mainly due to increased headcount, benefits, and stock compensation expense; increased travel expenses of $219,000, mainly due to increased headcount; increased lab and office expense of $121,000, primarily due to increased software licenses for software development tools; and increased consulting and outside services expense of $69,000, in part related to our investment in our content and media initiative. We believe that continued significant investment in research and development is critical to our future success, and we expect to make significant increased investments in areas of research and development to support future growth including our content and media business.

The increase in research and development expenses for 2013 as compared to 2012 was primarily due to increased compensation, benefits, and other related costs of $2.0 million mainly due to increased headcount, benefits, and stock compensation expense, and increased consulting and outside services expense of $434,000, in part related to our investment in our content and media initiative.

General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for 2014 as compared to 2013 was primarily due to increased legal and professional expenses of $1.7 million and increased foreign exchange transaction expense of $53,000; partially offset by decreased compensation, benefits, and other related costs of $1.1 million. The increased legal and professional expenses were primarily due to increased patent related legal costs of $1.2 million, increased other professional services and license fee expenses of $974,000, partially offset by decreased litigation expenses of $495,000 relating to ongoing and completed litigation. The decreased compensation, benefits, and other related costs were mainly due to decreased facilities overhead and other compensation costs. We will continue to incur costs related to litigation, as we continue to assert our IP and contractual rights and defend any lawsuits brought against us.

The increase in general and administrative expenses for 2013 as compared to 2012 was primarily due to increased compensation, benefits, and other related costs of $2.6 million and increased public company expense, fees, and taxes of $145,000; partially offset by decreased legal and professional expenses of $2.2 million. The increased compensation, benefits, and other related costs were mainly due to increased headcount, benefits, and stock compensation expense. The decreased legal and professional expenses were primarily due to decreased litigation expenses of $3.1 million relating to ongoing and completed litigation, partially offset by increased patent related legal costs of $571,000, and increased other professional services expense of $306,000.

Interest and Other Income

			Percent			Percent
	2014	Change	Change	2013	Change	Change	2012
	($ in thousands)			($ in thousands)
Interest and other income	$352	$284	418%	$68	$(102)	(60)%	$170

Interest and Other Income — Interest and other income consist primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and losses and other income. Interest and other income increased in 2014 compared to 2013 as a result of a non-recurring gain of $344,000 in the fourth quarter of 2014, partially offset by exchange rate losses of $72,000.

Interest and other income decreased in 2013 compared to 2012 primarily as a result of decreased interest income due to decreased interest on notes receivable.

Benefit (provision) for Taxes

			Percent			Percent
	2014	Change	Change	2013	Change	Change	2012
	($ in thousands)			($ in thousands)
Benefit (provision) for income taxes	$(2,196)	$(38,679)	(106)%	$36,483	$37,275	4,706%	$(792)
Income (loss) from continuing operations before benefit (provision) for income taxes	6,319			3,672			(6,558)
Effective tax rate	34.8%			(993.5)%			(12.1)%

For 2014, we recorded a provision for income taxes of $2.2 million, yielding an effective tax rate of 34.8%. The 2014 tax provision resulted primarily from the decrease in deferred tax assets and foreign withholding tax expense. Based upon the current year activity, we continue to maintain a valuation allowance of $1.1 million against U.S. Federal deferred tax assets based on our conclusion that it was not more likely than not that they would be utilized. We also maintain a valuation allowance of $6.6 million against our state and certain other foreign deferred tax assets as there was not sufficient evidence to support the release of such valuation allowance.

In 2015, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, yet we expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Our 2015 effective tax rate may differ from the federal tax rate due to the impact of certain planning strategies that we may undertake during the year.

For 2013, we recorded a benefit for income taxes of $36.5 million yielding an effective tax rate of (993.5)%. The 2013 tax benefit is primarily reflective of the partial release of our deferred income tax asset valuation allowance.

Prior to December 31, 2013, we maintained a valuation allowance for our entire deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and limited visibility into our near term projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become “more likely than not” based on our assessment of available evidence. We completed a full evaluation of the realizability of deferred tax assets during the fourth quarter of 2013. The process of evaluating the need to continue with a valuation allowance for deferred tax assets was highly subjective and required significant judgment at many points during the analysis. Based on our analysis and a review of all positive and negative evidence related to historical operations, future projections of taxable income which include fixed fees to be recognized under existing non-cancelable license agreements, and tax planning strategies, we determined that it was more likely than not that certain of our Federal deferred tax assets would be realizable. For the year ended December 31, 2013, we released the valuation allowance against certain of our U.S. Federal and Foreign deferred tax assets which resulted in a tax benefit of $36.8 million. We concluded that it was not more likely than not that certain other U.S. Federal deferred tax assets would be utilized and, accordingly, maintained a valuation allowance of $1.1 million against these deferred tax assets. We also determined there was not sufficient evidence to support the release of the valuation allowance against our State and certain other Foreign deferred tax assets. Accordingly, we maintained a valuation allowance of $6.0 million against these deferred tax assets.

For 2012 we recorded a provision for income taxes of $792,000 yielding an effective tax rate of (12.1)%. The 2012 tax provision is primarily reflective of the recording of foreign withholding tax expense which decreased as a result of reduced withholding tax expense from certain Asian countries.

Discontinued Operations

			Percent			Percent
	2014	Change	Change	2013	Change	Change	2012
	($ in thousands)			($ in thousands)
Gain on sales of discontinued operations	$0	$0	0%	$0	$(153)	(100)%	$153

There was no gain on sales of discontinued operations for the years ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, our cash, cash equivalents, and short-term investments totaled $57.4 million, a decrease of $13.7 million from $71.1 million on December 31, 2013. The decrease was primarily due to increased activity under our authorized stock repurchase program, offset in part by the timing of cash provided by investing activities.

Cash provided by (used in) operating activities — Net cash provided by operating activities during 2014 was $291,000 compared to $21.2 million provided by operating activities in 2013, a decrease of $20.9 million. Cash provided by operating activities during 2014 was primarily the result of our net income of $4.1 million, and an increase of $1.9 million due to a change in deferred income taxes due to their use to reduce tax payments. These increases were partially offset by a decrease of $6.8 million due to the recognition of revenue from customers that previously had been deferred, a decrease of $2.4 million due to a change in accounts receivable arising from the timing of invoices and cash collections, and a decrease of $2.2 million due to a change in accrued compensation and other current liabilities mainly from a decrease in accruals for compensation and benefit related items. Cash used by operating activities during 2014 was also affected by noncash charges of $5.9 million, including $5.3 million of noncash stock-based compensation and $567,000 in depreciation and amortization.

Net cash provided by operating activities during 2013 was $21.2 million compared to $7.4 million used in operating activities in 2012, an increase in cash provided of $28.6 million. Cash provided by operating activities during 2013 was primarily the result of our net income of $40.2 million, an increase of $8.2 million due to a change in deferred revenue mainly due to renewed agreements and projects with customers, an increase of $2.8 million due to a change in accrued compensation and other liabilities primarily from an increase in accruals for compensation and benefit related items and legal expenses, an increase of $1.3 million due to a change in accounts and other receivables mainly as a result of the collection of accounts receivable, and an increase of $341,000 due to a change in accounts payable from the timing of payments to vendors. These increases were partially offset by a decrease of $36.9 million due to a change in deferred taxes primarily arising from the release of most of our Federal deferred tax valuation allowance. Cash provided by operating activities during 2013 was also affected by noncash charges of $5.3 million, including $4.6 million of noncash stock-based compensation and $584,000 in depreciation and amortization.

Cash provided by (used in) investing activities — Net cash provided by investing activities during 2014 was $13.3 million, compared to the $18.2 million used in investing activities during 2013, an increase in cash provided of $31.5 million. Net cash provided by investing activities during 2014 consisted of maturities of short-term investments of $57.0 million. This was partially offset by purchases of short-term investments of $43.0 million and purchases of property, plant, and equipment of $779,000. Net cash used in investing activities during 2013 was $18.2 million, compared to the $9.2 million provided by investing activities during 2012, an increased use of $27.4 million. Net cash used in investing activities during 2013 consisted of purchases of short-term investments of $94.9 million and purchases of property, plant, and equipment of $234,000. This was partially offset by maturities of short-term investments of $77.0 million.

Cash provided by (used in) financing activities — Net cash used in financing activities during 2014 was $13.3 million compared to $6.6 million provided by financing activities during 2013, or a decrease in cash provided of $19.9 million compared to the prior year. Net cash used in financing activities during 2014 consisted primarily of repurchases of common stock of $15.0 million, partially offset by the exercises of stock options and the issuance of common stock under the ESPP of $1.7 million. Net cash provided by financing activities during 2013 was $6.6 million compared to $4.5 million used in 2012, or a $11.1 million increase compared to the prior year. Net cash provided by financing activities during 2013 consisted primarily of exercises of stock options and the issuance of common stock under the ESPP of $6.6 million.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. On November 1, 2007, our board of directors authorized a share repurchase program of $50 million. In addition, on October 22, 2014, our board of directors authorized another $30 million under the share repurchase program. $34.4 million remains under the share repurchase program as of December 31, 2014. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2015 will be less than $4 million. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2014 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Leases	$7,493	$993	$1,694	$1,815	$2,991

At December 31, 2014, we had a liability for unrecognized tax benefits totaling $1.8 million including interest of $73,000, of which approximately $272,000 could be payable in cash. The Company expects to release reserves and record a tax benefit due to the expiration of statute of limitations during the next 12 months. We did not have any other significant non-cancellable purchase commitments as of December 31, 2014.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $54.5 million as of December 31, 2014, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximate $203,000 in the fair value of our cash equivalents and short-term investments as of December 31, 2014.

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

Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally we have some reliance on international revenues that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our licenses to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2015

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$14,380	$14,136
Short-term investments	42,981	56,976
Accounts and other receivables (net of allowances for doubtful accounts of: $28 and $9, respectively)	3,021	598
Deferred income taxes	9,377	7,784
Prepaid expenses and other current assets	845	690

Total current assets	70,604	80,184
Property and equipment, net	1,207	944
Deferred income tax assets	25,419	29,066
Intangibles and other assets, net	291	381

Total assets	$97,521	$110,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669	$682
Accrued compensation	1,906	4,680
Other current liabilities	2,225	1,653
Deferred revenue	7,779	8,920

Total current liabilities	12,579	15,935
Long-term deferred revenue	7,827	13,441
Other long-term liabilities	512	528

Total liabilities	20,918	29,904

Commitments and contingencies (Notes 8 and 15)

Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 34,225,778 and 33,619,766 shares issued, respectively; 27,715,387 and 28,637,022 shares outstanding, respectively	204,876	198,057
Accumulated other comprehensive income	102	112
Accumulated deficit	(82,806)	(86,929)
Treasury stock at cost: 6,510,391 and 4,982,744 shares, respectively	(45,569)	(30,569)

Total stockholders’ equity	76,603	80,671

Total liabilities and stockholders’ equity	$97,521	$110,575

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Royalty and license	$51,804	$46,154	$28,989
Product sales	0	105	1,982
Development, services, and other	1,133	1,211	1,198

Total revenues	52,937	47,470	32,169

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	460	462	1,188
Sales and marketing	10,896	9,338	6,775
Research and development	11,793	10,883	8,421
General and administrative	23,754	23,104	22,464
Amortization of intangibles	67	79	49

Total costs and expenses	46,970	43,866	38,897

Operating income (loss)	5,967	3,604	(6,728)
Interest and other income	352	68	170

Income (loss) from continuing operations before provision for income taxes	6,319	3,672	(6,558)
Benefit (provision) for income taxes	(2,196)	36,483	(792)

Income (loss) from continuing operations	4,123	40,155	(7,350)

Discontinued operations (Note 11):
Gain on sales of discontinued operations, net of provision for income taxes of $0, $0 and $97, respectively	0	0	153

Net income (loss)	$4,123	$40,155	$(7,197)

Basic net income (loss) per share:
Continuing operations	$0.15	$1.42	$(0.27)
Discontinued operations	0.00	0.00	0.01

Total	$0.15	$1.42	$(0.26)

Shares used in calculating basic net income (loss) per share	28,246	28,190	27,735

Diluted net income (loss) per share:
Continuing operations	$0.14	$1.37	$(0.27)
Discontinued operations	0.00	0.00	0.01

Total	$0.14	$1.37	$(0.26)

Shares used in calculating diluted net income (loss) per share	29,144	29,338	27,735

Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	(10)	3	(9)

Total other comprehensive income (loss)	(10)	3	(9)

Total comprehensive income (loss)	$4,113	$40,158	$(7,206)

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at January 1, 2012	31,786,030	$182,508	$118	$(119,887)	3,928,206	$(24,848)	$37,891

Net loss				(7,197)			(7,197)
Unrealized gain (loss) on available-for-sale securities, net of taxes			(9)				(9)
Repurchase of stock					1,054,538	(5,721)	(5,721)
Issuance of stock for ESPP purchase	25,628	122					122
Exercise of stock options	231,403	1,046					1,046
Release of restricted stock units and awards	235,269	1,299					1,299
Stock based compensation		1,847					1,847

Balances at December 31, 2012	32,278,330	$186,822	$109	$(127,084)	4,982,744	$(30,569)	$29,278

Net income				40,155			40,155
Unrealized gain (loss) on available-for-sale securities, net of taxes			3				3
Issuance of stock for ESPP purchase	36,921	198					198
Exercise of stock options	956,633	6,393					6,393
Release of restricted stock units and awards	347,882	3,482					3,482
Stock based compensation		1,162					1,162

Balances at December 31, 2013	33,619,766	$198,057	$112	$(86,929)	4,982,744	$(30,569)	$80,671

Net income				4,123			4,123
Unrealized gain (loss) on available-for-sale securities, net of taxes			(10)				(10)
Repurchase of stock					1,527,647	(15,000)	(15,000)
Issuance of stock for ESPP purchase	38,298	381					381
Exercise of stock options	205,744	1,304					1,304
Release of restricted stock units and awards	361,970	3,976					3,976
Tax benefit/(deficiency) from the stock incentive plans		(161)					(161)
Stock based compensation		1,319					1,319

Balances at December 31, 2014	34,225,778	$204,876	$102	$(82,806)	6,510,391	$(45,569)	$76,603

See notes to consolidated financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,123	$40,155	$(7,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	500	584	654
Amortization of intangibles	67	79	49
Stock-based compensation	5,295	4,644	3,146
Allowance for doubtful accounts	16	8	113
Loss on disposal of equipment	52	11	27
Gain on sales of discontinued operations	0	0	(153)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,439)	1,272	(504)
Inventories	0	141	282
Deferred income taxes	1,893	(36,850)	0
Prepaid expenses and other current assets	(155)	16	(227)
Other assets	(39)	(152)	(54)
Accounts payable	(10)	341	8
Accrued compensation and other current liabilities	(2,241)	2,788	(717)
Deferred revenue	(6,755)	8,206	(3,194)
Other long-term liabilities	(16)	(91)	374

Net cash provided by (used in) operating activities	291	21,152	(7,393)

Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(42,953)	(94,931)	(43,944)
Proceeds from maturities of short-term investments	57,000	77,000	54,000
Additions to intangibles	0	0	(100)
Purchases of property and equipment	(779)	(234)	(1,000)
Proceeds from sales of discontinued operations	0	0	250

Net cash provided by (used in) investing activities	13,268	(18,165)	9,206

Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	381	198	122
Exercise of stock options	1,304	6,393	1,046
Purchases of treasury stock	(15,000)	0	(5,721)

Net cash provided by (used in) financing activities	(13,315)	6,591	(4,553)

Net increase (decrease) in cash and cash equivalents	244	9,578	(2,740)
Cash and cash equivalents:
Beginning of year	14,136	4,558	7,298

End of year	$14,380	$14,136	$4,558

Supplemental disclosure of cash flow information:
Cash paid for taxes	$47	$18	$21

Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment	$60	$24	$0

Release of Restricted Stock Units and Awards under company stock plan	$3,976	$3,482	$1,298

See notes to consolidated financial statements.

IMMERSION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Description of Business

Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. It is an intellectual property (“IP”) and software licensing company focused on the creation, design, development, and licensing of patented haptic innovations and software that allow people to use their sense of touch more fully when operating a wide variety of digital devices.

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

The Company also internally develops and licenses IP and software, and when possible, it protects its IP and software with patents and trademarks. External patent-related costs are expensed as incurred and classified as general and administrative expenses in the consolidated statement of operations, consistent with the classification of internal legal costs associated with internally developed patents and trademarks.

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

Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases PCS. For arrangements that are software based and include software and engineering services, the services are generally not essential to the functionality of the software, and customers may purchase engineering services to facilitate the adoption of the Company’s technology, but they may also decide to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by the Company based on unit or sales volumes of the respective licensees, and the services are performed ratably over the arrangement or are front-end loaded, the upfront fees are recognized ratably over the contract term and royalties based on unit or sales volume are recognized when they become fixed and determinable. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.

Product sales — The Company recognizes revenue from the sale of products and the license of associated software, if any, and expenses all related costs of products sold, once delivery has occurred and customer acceptance, if required, has been achieved. The Company typically grants to customers a warranty that guarantees the products will substantially conform to the Company’s current specifications for generally three to twelve months from the delivery date pursuant to the terms of the arrangement. Historically, warranty-related costs have not been significant. As of December 31, 2013, the Company ceased selling products.

Advertising

Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)

Advertising expense	$344	$322	$152

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

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company considers technological feasibility to be established upon completion of a working model of the software. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 9 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other items of comprehensive income or loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of tax.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of short-term investments, income taxes including uncertain tax provisions, revenue recognition, stock-based compensation, contingent liabilities from litigation, and accruals for other liabilities. Actual results may differ materially from those estimates.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. The Company invests primarily in money market accounts and highly liquid debt instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company licenses technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company maintains reserves for estimated potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

Financial instruments measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 are classified based on the valuation technique in the table below:

	December 31, 2014 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$42,981	$0	$42,981
Money market funds	11,524	0	0	11,524

Total assets at fair value	$11,524	$42,981	$0	$54,505

The above table excludes $2.9 million of cash held in banks.

	December 31, 2013 Fair value measurements using			Total
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$0	$56,976	$0	$56,976
Money market funds	10,075	0	0	10,075

Total assets at fair value	$10,075	$56,976	$0	$67,051

The above table excludes $4.1 million of cash held in banks.

Short-term Investments

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$42,980	$1	$0	$42,981

Total	$42,980	$1	$0	$42,981

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$56,966	$10	$0	$56,976

Total	$56,966	$10	$0	$56,976

The contractual maturities of the Company’s available-for-sale securities on December 31, 2014 and December 31, 2013 were all due within one year.

3.   Accounts and Other Receivables

	December 31,
	2014	2013
	(In thousands)
Trade accounts receivable	$2,708	$320
Receivables from vendors and other	313	278

Accounts and other receivables	$3,021	$598

4.   Property and Equipment

	December 31,
	2014	2013
	(In thousands)

Computer equipment and purchased software	$3,418	$3,595
Machinery and equipment	688	704
Furniture and fixtures	852	607
Leasehold improvements	1,295	938

Total	6,253	5,844
Less accumulated depreciation	(5,046)	(4,900)

Property and equipment, net	$1,207	$944

5.   Intangibles and Other Assets

	December 31,
	2014	2013
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$5,731
Other assets	265	289

Gross intangibles and other assets	4,870	6,020
Accumulated amortization of purchased patents and other purchased intangibles	(4,579)	(5,639)

Intangibles and other assets, net	$291	$381

The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Amortization of Intangibles	$67	$79	$49

The table below includes estimated remaining annual amortization expense for purchased patents as of December 31, 2014.

Estimated Amortization Expense
(In thousands)
2015	$20
2016	6

Total	$26

6.   Other Current Liabilities

	December 31,
	2014	2013
	(In thousands)
Accrued legal	$1,065	$780
Accrued services	518	226
Income taxes payable	69	41
Other current liabilities	573	606

Total other current liabilities	$2,225	$1,653

7.   Long-term Deferred Revenue

Long-term deferred revenue consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$7,051	$12,840
Other deferred revenue	776	601

Long-term deferred revenue	$7,827	$13,441

Deferred revenue for Sony Computer Entertainment represents deferred license revenue where payments have been received in advance of revenue recognition.

8.   Commitments

The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2023.

On November 12, 2014, the Company entered into an amendment to the lease of its primary facilities. The amendment terminates the lease of the current San Jose, California facility of approximately 33,000 square feet as of May 2015, which was scheduled to expire in December 2016. It also begins the lease of a San Jose, California facility of approximately 42,000 square feet as of February 2015. The lease contains provisions for leasehold improvement incentives and expires as of April 2023 and can be extended to April 2028. Minimum future lease payments obligations are as follows:

Operating Leases
(In thousands)
2015	993
2016	829
2017	865
2018	972
2019	843
Thereafter	2,991

Total	$7,493

Rent expense was as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands)

Rent expense	$742	$549	$550

9.   Stock-based Compensation

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

December 31,
2014
Common stock shares available for grant	2,247,565
Common stock options outstanding	3,536,157
Restricted stock awards outstanding	35,364
Restricted stock units outstanding	564,891

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2014, 557,738 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2014 are listed below. Shares purchased under the ESPP for the year ended December 31, 2013 are 36,921. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2014
Shares purchased under ESPP	38,298
Average price of shares purchased under ESPP	$9.95
Intrinsic value of shares purchased under ESPP	$107,000

Summary of Standard Stock Options

The following table sets forth the summary of option activity under the Company’s stock option plans for the years ended December 31, 2014, 2013, and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)

Outstanding at January 1, 2012	3,267,838	$6.61
Granted	425,150	6.10	$3.35
Exercised	(231,403)	4.52		$443
Forfeited	(47,959)	5.89
Expired	(257,995)	7.32

Outstanding at December 31, 2012	3,155,631	6.65
Granted	1,058,700	10.20	5.63
Exercised	(956,633)	6.68		5,774
Forfeited	(10,531)	8.24
Expired	(20,000)	9.01

Outstanding at December 31, 2013	3,227,167	7.78
Granted	604,620	10.32	4.93
Exercised	(205,744)	6.34		1,125
Forfeited	(102,454)	7.20
Expired	(37,432)	10.19

Outstanding at December 31, 2014	3,486,157	8.30

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding standard stock options outstanding at December 31, 2014, 2013, and 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2012
Options outstanding	3,155,631	$6.65	5.24	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,019,979	6.67	5.17	3.4
Options exercisable	2,329,987	6.91	4.69	2.5

December 31, 2013
Options outstanding	3,227,167	$7.78	5.46	$9.9
Options vested and expected to vest using estimated forfeiture rates	2,994,044	7.61	5.41	9.6
Options exercisable	1,774,546	6.67	4.95	7.5

December 31, 2014
Options outstanding	3,486,157	$8.30	4.85	$6.6
Options vested and expected to vest using estimated forfeiture rates	3,319,308	8.21	4.80	6.6
Options exercisable	2,023,024	7.18	4.26	6.0

Additional information regarding standard options outstanding as of December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.70 - $3.81	20,297	4.21	$2.88	20,297	$2.88
3.85 - 3.85	600,000	4.87	3.85	600,000	3.85
4.24 - 6.12	578,769	4.09	5.86	467,289	5.83
6.23 - 8.61	453,931	4.39	7.44	366,187	7.43
8.71 - 9.20	315,030	5.47	9.16	101,572	9.10
9.53 - 9.53	850,000	5.18	9.53	229,374	9.53
9.65 - 13.61	355,130	6.07	11.64	18,218	12.58
13.65 - 14.80	203,000	4.80	14.15	110,087	14.31
15.12 - 15.12	10,000	2.62	15.12	10,000	15.12
16.57 - 16.57	100,000	2.74	16.57	100,000	16.57

$2.70 - $16.57	3,486,157	4.85	$8.30	2,023,024	$7.18

Summary of Market Condition Based Stock Options

In 2014 the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the seven year life of the options. The following table sets forth the summary of the market-based option activity under the Company’s stock option plans for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)
Outstanding at January 1, 2014	0	$0.00
Granted	50,000	11.94	5.71
Exercised	0	0.00		0
Forfeited	0	0.00
Expired	0	0.00

Outstanding at December 31, 2014	50,000	11.94

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these market condition based stock options outstanding at December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	50,000	$11.94	6.15	$0.0
Options vested and expected to vest using estimated forfeiture rates	45,430	11.94	6.15	0.0
Options exercisable	0	0.00	0.00	0.0

Additional information regarding market condition based stock options outstanding as of December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 11.94 - $11.94	50,000	6.15	$11.94	0	$0.00

Summary of Restricted Stock Units

RSU activity for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2012	407,765
Awarded	555,911	$6.64
Released	(203,519)		$1,128
Forfeited	(51,506)

Outstanding at December 31, 2012	708,651
Awarded	294,150	7.12
Released	(303,882)		2,806
Forfeited	(30,863)

Outstanding at December 31, 2013	668,056
Awarded	265,630	11.35
Released	(317,970)		3,491
Forfeited	(50,825)

Outstanding at December 31, 2014	564,891

Information regarding RSU’s at December 31, 2014, 2013, and 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2012
RSUs outstanding	708,651	1.09	$4.9	$4.9
RSUs vested and expected to vest using estimated forfeiture rates	588,170	1.05	$4.0

December 31, 2013
RSUs outstanding	668,056	0.91	$6.9	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	583,711	0.89	$6.1

December 31, 2014
RSUs outstanding	564,891	0.84	$5.3	$5.3
RSUs vested and expected to vest using estimated forfeiture rates	502,411	0.80	$4.8

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Summary of Restricted Stock Awards

Restricted stock award activity for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2012	18,000	$6.61
Awarded	57,750	5.70
Released	(31,750)	6.72	$171
Forfeited	0

Outstanding at December 31, 2012	44,000	5.34
Awarded	44,000	14.09
Released	(44,000)	5.34	676
Forfeited	0

Outstanding at December 31, 2013	44,000	14.09
Awarded	35,364	10.97
Released	(44,000)	14.09	483
Forfeited	0

Outstanding at December 31, 2014	35,364	10.97

Stock-based Compensation

Valuation and amortization methods — The Company uses the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of standard stock options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, the Company’s expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.

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

The Company uses the Monte-Carlo Simulation model to value the stock options with a market condition. Valuation techniques such as a Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of future stock prices for the Company.

The assumptions used to value option grants under the Company’s stock plans are as follows:

	Standard Stock Options
	2014	2013	2012
Expected life (in years)	4.7	4.9	4.5
Interest rate	1.4%	0.8%	0.7%
Volatility	57%	70%	70%
Dividend yield	0.0%	0.0%	0.0%

Market Condition Based Stock Options
2014
Expected life (in years)	7.0
Interest rate	2.2%
Volatility	66%
Dividend yield	0.0%

	Employee Stock Purchase Plan
	2014	2013	2012
Expected life (in years)	0.5	0.5	0.5
Interest rate	0.1%	0.1%	0.1%
Volatility	43%	67%	62%
Dividend yield	0.0%	0.0%	0.0%

Total stock-based compensation recognized in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Income Statement Classifications	(In thousands)

Sales and marketing	$1,117	$747	$547
Research and development	1,267	1,040	756
General and administrative	2,911	2,857	1,843

Total	$5,295	$4,644	$3,146

As of December 31, 2014, there was $7.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.95 years for standard options, 3.17 years for market condition based options, 0.43 years for restricted stock awards and 1.41 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

10.   Stockholders’ Equity

Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are included in the table below.

	Year Ended December 31, 2014
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$11	$101	$112
Other comprehensive income (loss) before reclassifications	(10)	0	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	(10)	0	(10)

Ending Balance	$1	$101	$102

In February 2013, the FASB ratified ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (“AOCI”) including AOCI balances by component and significant items reclassified out of AOCI. This ASU is effective for reporting periods beginning after December 15, 2012, and is being applied prospectively. The impact was not significant on the Company’s consolidated financial statements.

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

During the year ended December 31, 2014, the Company repurchased 1,527,647 shares for $15,000,000 at an average cost of $9.82 net of transaction costs through open market repurchases. There were no stock repurchases in 2013 under this stock repurchase program. During the year ended December 31, 2012, the

Company repurchased 1,054,538 shares for $5,721,000 at an average cost of $5.43 net of transaction costs through open market repurchases. These amounts are classified as treasury stock on the Company’s consolidated balance sheet.

11.   Discontinued Operations

During 2009, the Company sold all of its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. The consideration for the sales was $2.7 million in the form of cash of $320,000 and notes receivable of $2.4 million, for which the proceeds are being recognized when they are received. The Company abandoned all other 3D operations. Accordingly, the operations of the 3D product line were classified as discontinued operations, net of income tax, in the consolidated statement of operations for all periods presented. The assets sold consisted primarily of intangible assets that had no carrying value on the Company’s books at the time of sale. In the years ended December 31, 2014, 2013, and 2012 the Company recorded gains on sales of discontinued operations net of tax of $0, $0, and $153,000 respectively, from the original sale and payments on notes from the sale of the 3D product line.

12. Income Taxes

Income tax benefit (provisions) from continuing operations consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) from continuing operations before benefit (provision) for income taxes	$6,319	$3,672	$(6,558)
Benefit (provision) for income taxes	(2,196)	36,483	(792)
Effective tax rate	34.8%	(993.5)%	(12.1)%

The 2014 provision for income tax resulted primarily from the decrease in deferred tax assets and foreign withholding tax expense. The 2013 benefit for income tax resulted primarily from the partial release of our valuation allowance. The 2012 provision for income tax resulted primarily from foreign withholding tax expense.

The Company reported pre-tax book income (loss) from continuing operations of:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$5,867	$3,349	$(2,175)
Foreign	452	323	(4,383)

Total	$6,319	$3,672	$(6,558)

The benefit (provision) for income taxes from continuing operations consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
United States federal	$(218)	$(300)	$91
Foreign	(12)	(12)	(902)
State and local	(75)	(55)	19

Total current	$(305)	$(367)	$(792)

Deferred:
United States federal	(2,137)	36,190	0
Foreign	0	660	0
State and local	246	0	0

Total deferred	(1,891)	36,850	0

	$(2,196)	$36,483	$(792)

In 2014, 2013, and 2012 the Company’s income tax payable was not decreased by the tax benefit related to stock options. The Company includes only the direct tax effects of employee stock incentive plans in calculating this benefit, which is recorded to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,627	$23,652
State income taxes	1	1
Deferred revenue	4,723	3,588
Research and development and other credits	8,898	8,201
Reserves and accruals recognized in different periods	4,803	4,994
Basis difference in investment	968	967
Capitalized R&D expenses	1,576	1,535
Depreciation and amortization	783	887
Other	80	120

Total deferred tax assets	42,459	43,945
Valuation allowance	(7,663)	(7,095)

Net deferred tax assets	$34,796	$36,850

The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. As of December 31, 2014, based on its assessment of the realizability of its deferred tax assets, the Company maintains a partial valuation allowance against certain of its U.S. Federal, state, and foreign deferred tax assets in each jurisdiction. The valuation allowance increased by $568,000.

As of December 31, 2014, the net operating loss carryforwards for federal and state income tax purposes were approximately $57.6 million and $52.3 million, respectively. The federal net operating losses expire between 2028 and 2033 and the state net operating losses begin to expire in 2028. $9.1 million of the Company’s net operating losses are associated with excess benefits related to stock compensation, when realized the amount will be an increase to additional paid in capital. As of December 31, 2014, the Company had federal and state tax credit carryforwards of approximately $9.2 million and $1.1 million, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2018 and 2034 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2014, the Company has Canadian research and development credit carryforwards of $1.6 million, which will expire at various dates through 2034. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2014, the Company conducted an IRC Section 382 analysis with respect to its net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of the Company’s securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.0%	0.1%	2.3%
Foreign withholding	3.5%	8.2%	(13.0)%
Stock compensation expense	3.8%	2.5%	(2.6)%
Meals & entertainment	0.1%	0.3%	(0.2)%
Foreign rate differential	(1.1)%	(1.7)%	(2.8)%
Prior year true-up items	(0.2)%	0.1%	0.1%
Tax reserves	0.8%	1.3%	(0.1)%
Benefit of discontinued operations	0.0%	0.0%	1.5%
Credits	(5.7)%	(11.0)%	13.0%
Other	(1.4)%	0.0%	0.3%
Valuation allowance	0.0%	(1028.3)%	(45.6)%

Effective tax rate	34.8%	(993.5)%	(12.1)%

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

	2014 Unrecognized Tax Benefits	2013 Unrecognized Tax Benefits	2012 Unrecognized Tax Benefits
	(In thousands)
Balance at beginning of year	$1,634	$628	$628
Gross increases for tax positions of prior years	0	896	0
Gross decreases for tax positions of prior years	(4)	0	0
Gross increases for tax positions of current year	114	110	0
Settlements	0	0	0
Lapse of statute of limitations	0	0	0

Balance at end of year	$1,744	$1,634	$628

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

The unrecognized tax benefits relate primarily to federal and state research and development credits. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2014, the Company accrued interest or penalties related to uncertain tax positions in the amount of $73,000. The Company expects to release reserves and record a tax benefit due to the expiration of statutes of limitations during the next 12 months. As of December 31, 2014, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $272,000.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

13.   Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$4,123	$40,155	$(7,350)
Gain from discontinued operations , net of tax	0	0	153

Net income (loss) used in computing basic and diluted net income (loss) per share	$4,123	$40,155	$(7,197)

Denominator:
Shares used in computation of basic and diluted net income (loss) per share (weighted average common shares outstanding)	28,246	28,190	27,735

Dilutive potential common shares:
Restricted Stock and RSUs	261	343	0
Stock options	637	805	0

Shares used in computation of diluted net income (loss) per share	29,144	29,338	27,735

Basic net income (loss) per share from:
Continuing operations	$0.15	$1.42	$(0.27)
Discontinued operations	0.00	0.00	0.01

Total	$0.15	$1.42	$(0.26)

Diluted net income (loss) per share from:
Continuing operations	$0.14	$1.37	$(0.27)
Discontinued operations	0.00	0.00	0.01

Total	$0.14	$1.37	$(0.26)

For the year ended December 31, 2014, options to purchase approximately 1.6 million shares of common stock with an exercise price greater than the average fair market value of the Company’s stock of $10.46 per share were not included in the calculation because the effect would have been anti-dilutive.

For the year ended December 31, 2013, options to purchase approximately 979,521 shares of common stock with an exercise price greater than the average fair market value of the Company’s stock of $11.72 per share were not included in the calculation because the effect would have been anti-dilutive.

As of December 31, 2012, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

Year Ended December 31,
2012
Outstanding stock options	3,155,631
Unvested restricted stock awards	44,000
Unvested restricted stock units	708,651

14.   Employee Benefit Plan

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at the discretion of the board of directors. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year.

	Year ended December 31,
	2014	2013	2012
	(In thousands)

Company contribution to 401 (k) plan	$106	$91	$77

15.   Contingencies

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

16.   Segment Reporting, Geographic Information, and Significant Customers

Segment Information

The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. The Company manages these application areas in one operating and reporting segment with one set of management, development, and administrative personnel.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its revenue and operating loss. There is only one segment that is reported to management.

Revenue by Market Area

The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market was as follows:

	Years Ended December 31,
	2014	2013	2012

Mobile, Wearables, and Consumer	60%	66%	46%
Gaming Devices	27%	21%	28%
Automotive	5%	5%	6%
Medical	8%	8%	16%
Other	0%	0%	4%

Total	100%	100%	100%

Revenue by Region

The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the ship-to location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2014	2013	2012

North America	29%	28%	41%
Europe	3%	4%	13%
Asia	68%	68%	46%

Total	100%	100%	100%

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2014	2013	2012

United States of America	27%	26%	38%
Korea	51%	58%	36%
Japan	10%	7%	*
Countries of which none are more than 10% in a year	12%	9%	26%

Total	100%	100%	100%

* Represents less than 10% of the Company’s revenue and is included below.

The majority of the Company’s long-lived assets are located in the United States of America. Long-lived assets include net property and equipment, intangibles, long-term investments, and other assets. Long-lived assets that were outside the United States of America constituted less than 10% of the total on December 31, 2014, December 31, 2013, and December 31, 2012.

Significant Customers

Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2014	2013	2012

Samsung Electronics	38%	47%	24%
Customer B	17%	*	*
Customer C	12%	*	*
Customer D	*	*	*
Customer E	*	*	*
Customer F	*	*	*
Customer G	*	*	*

Total	67%	47%	24%

* Revenue derived from customer represented less than 10% for the period.

Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2014	2013	2012

Samsung Electronics	*	*	*
Customer B	*	*	*
Customer C	66%	*	33%
Customer D	*	*	38%
Customer E	*	11%	*
Customer F	*	*	10%
Customer G	16%	28%	*

* Represents less than 10% of the Company’s outstanding accounts and other receivables.

17.   Quarterly Results of Operations (Unaudited)

The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013

	(In thousands, except per share data)
Revenues (1)	$13,619	$12,051	$11,831	$15,436	$12,067	$11,342	$10,201	$13,860
Gross profit	13,484	11,947	11,730	15,316	11,991	11,231	10,074	13,712
Operating income	1,194	1,702	117	2,954	648	814	448	1,694
Income before provision for taxes	1,439	1,672	261	2,947	636	856	476	1,704
Benefit (provision) for income taxes	(422)	(599)	(92)	(1,083)	36,767	(257)	(10)	(17)
Net income	1,017	1,073	169	1,864	37,403	599	466	1,687
Basic net income per share (2)	$0.04	$0.04	$0.01	$0.07	$1.31	$0.02	$0.02	$0.06
Shares used in calculating basic net income per share	27,733	28,505	28,383	28,370	28,614	28,558	28,146	27,424
Diluted net income per share (2)	$0.04	$0.04	$0.01	$0.06	$1.26	$0.02	$0.02	$0.06
Shares used in calculating diluted net income per share	28,430	29,351	29,210	29,382	29,675	29,653	29,293	28,294

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.

Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immersion Corporation

San Jose, California

We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2015

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

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Ownership of Our Equity Securities,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2015 annual stockholders’ meeting.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors,” “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2015 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2015 annual stockholders’ meeting.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2015 annual stockholders’ meeting.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2015 annual stockholders’ meeting.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1.	Financial Statements

2.	Financial Statement Schedules

The following financial statement schedule of Immersion Corporation for the years ended December 31, 2014, 2013, and 2012 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II—Valuation and Qualifying Accounts	Page 85

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3.	Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969	3.4	November 1, 2007

3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969	3.1	August 14, 2000

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003

10.1*	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361	10.2	November 5, 1999

10.2*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999

10.3*	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	2.4	October 13, 2000

10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003

10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004

10.7*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004

10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007

10.9*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007

10.10*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007

10.11*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007

10.12*	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	10.38	August 8, 2008

10.13*	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	10-Q	000-27969	10.39	August 8, 2008

10.14*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008

10.15*	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	8-K	000-27969	99.01	March 4, 2009

10.16*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010

10.17*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010

10.18*	2011 Equity Incentive Plan.	10-Q	000-27969	10.1	August 5, 2011

10.19*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011

10.20*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011

10.21*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011

10.22	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.23*	Offer Letter dated April 27, 2012 by and between Immersion Corporation and Paul Norris.	8-K	000-27969	10.2	May 3, 2012

10.24*	Retention and Ownership Change Event Agreement dated May 11, 2012 by and between Immersion Corporation and Paul Norris.	10-Q	000-27969	10.2	August 7, 2012

10.25#	Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q/A	000-27969	10.1	August 23, 2013

10.26	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013

10.27*	Letter Agreement dated September 26, 2012 between the Company and Dennis Sheehan	10-K	000-27969	10.28	February 27, 2014

10.28	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.	10-Q	000-27969	10.1	May 6, 2014

10.29*	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).	10-Q	000-27969	10.1	August 1, 2014

10.30	Revised Offer Letter dated October 27, 2014 by and between Immersion Corporation and Dennis Sheehan	8-K	000-27969	99.1	October 30, 2014

10.31	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.	10-Q	000-27969	10.1	October 31, 2014

10.32	First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014

10.33*	Offer Letter dated December 19, 2013 by and between Immersion Corporation and Jason Patton.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.34*	Offer Letter dated November 24, 2014 by and between Immersion Corporation and Mahesh Sundaram.					X

21.1	Subsidiaries of ImmersionCorporation.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1+	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2+	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Report Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Label Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan.

+

This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 27, 2015

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

Name	Title	Date

/S/ VICTOR VIEGAS Victor Viegas	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/S/ PAUL NORRIS Paul Norris	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ CARL SCHLACHTE Carl Schlachte	Director	February 27, 2015

/S/ JACK SALTICH Jack Saltich	Director	February 27, 2015

/S/ DAVID HABIGER David Habiger	Director	February 27, 2015

/S/ DAVID SUGISHITA David Sugishita	Director	February 27, 2015

/S/ JOHN VESCHI John Veschi	Director	February 27, 2015

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs (Recoveries)	Balance at End of Period
	(In thousands)
Year ended December 31, 2014
Allowance for doubtful accounts	$9	$16	$(3)	$28
Year ended December 31, 2013
Allowance for doubtful accounts	$134	$8	$133	$9
Year ended December 31, 2012
Allowance for doubtful accounts	$21	$113	$0	$134