Form 10-Q
period 2015-03-31
IMMERSION CORP
filed 2015-05-01
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock outstanding at April 23, 2015: 28,015,756.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$40,355	$14,380
Short-term investments	37,987	42,981
Accounts and other receivables (net of allowances for doubtful accounts of $36 and $28)	1,902	3,021
Deferred income taxes	9,377	9,377
Prepaid expenses and other current assets	597	845

Total current assets	90,218	70,604
Property and equipment, net	2,581	1,207
Deferred income tax assets	25,557	25,419
Intangibles and other assets, net	278	291

Total assets	$118,634	$97,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,670	$669
Accrued compensation	2,621	1,906
Other current liabilities	3,778	2,225
Deferred revenue	25,082	7,779

Total current liabilities	33,151	12,579
Long-term deferred revenue	6,313	7,827
Other long-term liabilities	631	512

Total liabilities	40,095	20,918
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 34,521,521 and 34,225,778 shares issued, respectively; 28,011,130 and 27,715,387 shares outstanding, respectively	206,870	204,876
Accumulated other comprehensive income	103	102
Accumulated deficit	(82,865)	(82,806)
Treasury stock at cost: 6,510,391 shares	(45,569)	(45,569)

Total stockholders’ equity	78,539	76,603

Total liabilities and stockholders’ equity	$118,634	$97,521

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Royalty and license	$16,012	$15,157
Development, services, and other	275	279

Total revenues	16,287	15,436

Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	115	120
Sales and marketing	4,210	2,763
Research and development	3,727	3,058
General and administrative	8,293	6,521
Amortization of intangibles	12	20

Total costs and expenses	16,357	12,482

Operating income (loss)	(70)	2,954
Interest and other income (expense)	(25)	(7)

Income (loss) before benefit (provision) for income taxes	(95)	2,947
Benefit (provision) for income taxes	36	(1,083)

Net income (loss)	$(59)	$1,864

Basic net income (loss) per share	$0.00	$0.07

Shares used in calculating basic net income (loss) per share	27,818	28,370

Diluted net income (loss) per share	$0.00	$0.06

Shares used in calculating diluted net income (loss) per share	27,818	29,382

Other Comprehensive Income (Loss)
Change in unrealized gains on short-term investments	1	1

Total Other Comprehensive Income (Loss)	1	1

Total Comprehensive Income (Loss)	$(58)	$1,865

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows provided by operating activities:
Net income (loss)	$(59)	$1,864
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	314	107
Amortization of intangibles	12	20
Stock-based compensation	1,740	1,583
Allowance (recovery) for doubtful accounts	8	0
Changes in operating assets and liabilities:
Accounts and other receivables	1,111	(171)
Deferred income taxes	(138)	1,020
Prepaid expenses and other current assets	248	140
Other operating assets	(10)	(16)
Accounts payable	887	610
Accrued compensation and other current liabilities	1,477	(1,638)
Deferred revenue	15,789	12,947
Other long-term liabilities	119	(27)

Net cash provided by operating activities	21,498	16,439
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(4,994)	(9,988)
Proceeds from maturities of short-term investments	10,000	10,000
Purchases of property and equipment	(783)	(325)

Net cash provided by (used in) investing activities	4,223	(313)
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	190	176
Exercise of stock options	64	149
Purchases of treasury stock	0	(6,222)

Net cash provided by (used in) financing activities	254	(5,897)

Net increase (decrease) in cash and cash equivalents	25,975	10,229
Cash and cash equivalents:
Beginning of period	14,380	14,136

End of period	$40,355	$24,365

Supplemental disclosure of cash flow information
Cash paid for taxes	$70	$26

Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$965	$15

Amounts accrued for purchase of treasury stock	$0	$660

Release of Restricted Stock Units and Awards under company stock plan	$2,184	$3,061

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries: Immersion Canada Inc.; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; Immersion (Shanghai) Science & Technology Company, Ltd.; and Immersion Technology International. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including ASC 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from two principal sources: royalty and license fees, and development contract and service fees. As described below, management judgments, assumptions, and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. The Company applies these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. For a license arrangement, the Company requires a written contract, signed by both the customer and the Company.

•	Delivery has occurred. The Company delivers software to customers physically and also delivers software electronically. For electronic deliveries, delivery occurs when the Company provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms, which are those that are generally extended to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, the Company must judge collectibility of fees, which is done on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company typically sells to customers with whom there is a history of successful collection. For new customers, the Company evaluates the customer’s financial condition and ability to pay. If it is determined that collectibility is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when payment is received.

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

The types of instruments valued based on quoted market prices in active markets include money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include most U.S. treasury securities and most investment-grade corporate commercial paper.

The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of March 31, 2015 and December 31, 2014.

Financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are classified based on the valuation technique in the table below:

	March 31, 2015 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$37,987	$0	$37,987
Money market accounts	24,523	0	0	24,523

Total assets at fair value	$24,523	$37,987	$0	$62,510

The above table excludes $15.8 million of cash held in banks.

	December 31, 2014 Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$0	$42,981	$0	$42,981
Money market accounts	11,524	0	0	11,524

Total assets at fair value	$11,524	$42,981	$0	$54,505

The above table excludes $2.9 million of cash held in banks.

U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.

Short-term Investments

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$37,985	$2	$0	$37,987

Total	$37,985	$2	$0	$37,987

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$42,980	$1	$0	$42,981

Total	$42,980	$1	$0	$42,981

The contractual maturities of the Company’s available-for-sale securities on March 31, 2015 and December 31, 2014 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months ended March 31, 2015 and the year ended December 31, 2014.

3.	ACCOUNTS AND OTHER RECEIVABLES

	March 31, 2015	December 31, 2014
	(In thousands)
Trade accounts receivable	$1,530	$2,708
Receivables from vendors and other	372	313

Accounts and other receivables	$1,902	$3,021

4.	PROPERTY AND EQUIPMENT

	March 31, 2015	December 31, 2014
	(In thousands)
Computer equipment and purchased software	$3,487	$3,418
Machinery and equipment	865	688
Furniture and fixtures	1,065	852
Leasehold improvements	2,523	1,295

Total	7,940	6,253
Less accumulated depreciation	(5,359)	(5,046)

Property and equipment, net	$2,581	$1,207

5.	INTANGIBLES AND OTHER ASSETS

	March 31,	December 31,
	2015	2014
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Other assets	264	265

Gross intangibles and other assets	4,869	4,870
Accumulated amortization of purchased patents and other purchased intangibles	(4,591)	(4,579)

Intangibles and other assets, net	$278	$291

The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Amortization of intangibles	$12	$20

The table below includes estimated remaining annual amortization expense for purchased patents as of March 31, 2015.

Estimated Amortization Expense
(In thousands)
Remainder of 2015	$8
2016	6

Total	$14

6.	COMPONENTS OF OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2015	2014
	(In thousands)
Accrued legal	$1,992	$1,065
Accrued services	1,128	518
Income taxes payable	47	69
Other current liabilities	611	573

Total other current liabilities	$3,778	$2,225

7.	LONG-TERM DEFERRED REVENUE

Long-term deferred revenue consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$5,604	$7,051
Other deferred revenue	709	776

Long-term deferred revenue	$6,313	$7,827

Deferred revenue for Sony Computer Entertainment represents deferred license revenue where payments have been received in advance of revenue recognition.

8.	STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time based options, market condition based options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from five to ten years from the date of grant. In addition to time based vesting, market condition based options are subject to a market condition: the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the expiration of the options. Restricted stock generally vests over one year. RSUs generally vest over three years. Awards granted other than an option or stock appreciation right reduce the common stock shares available for grant under the program by 1.75 shares for each share issued.

March 31, 2015
Common stock shares available for grant	1,440,213
Common stock options outstanding	3,875,153
Restricted stock awards outstanding	35,364
Restricted stock units outstanding	565,148

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2015, 581,451 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2015 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2014 are 17,670. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months Ended March 31, 2015
Shares purchased under ESPP	23,713
Average price of shares purchased under ESPP	$8.00
Intrinsic value of shares purchased under ESPP	$33,000

Summary of Standard Stock Options

The following table sets forth the summary of standard option activity under the Company’s stock option plans for the three months ended March 31, 2015 and year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning outstanding balance	3,486,157	3,227,167
Granted	260,175	604,620
Exercised	(10,862)	(205,744)
Forfeited	(60,317)	(102,454)
Expired	0	(37,432)

Ending outstanding balance	3,675,153	3,486,157

Aggregate intrinsic value of options exercised	$30,000	$1,125,000
Weighted average fair value of options granted	3.84	4.93

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these standard stock options outstanding at March 31, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	3,486,157	$8.30	4.85	$6.6
Options vested and expected to vest using estimated forfeiture rates	3,319,308	8.21	4.80	6.6
Options exercisable	2,023,024	7.18	4.26	6.0
March 31, 2015
Options outstanding	3,675,153	$8.21	4.68	$6.3
Options vested and expected to vest using estimated forfeiture rates	3,529,945	8.16	4.62	6.2
Options exercisable	2,270,159	7.50	4.02	5.6

Summary of Market Condition Based Stock Options

The following table sets forth the summary of the market-based option activity under the Company’s stock option plans for the three months ended March 31, 2015 and year ended December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning outstanding balance	50,000	0
Granted	150,000	50,000
Exercised	0	0
Forfeited and cancelled	0	0

Ending outstanding balance	200,000	50,000

Aggregate intrinsic value of options exercised	$0	$0
Weighted average fair value of options granted	3.64	5.71

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these market condition based stock options outstanding at March 31, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	50,000	$11.94	6.15	$0.0
Options vested and expected to vestusing estimated forfeiture rates	45,430	11.94	6.15	0.0
Options exercisable	0	0.00	0.00	0.0
March 31, 2015
Options outstanding	200,000	$9.05	6.67	$0.2
Options vested and expected to vestusing estimated forfeiture rates	130,330	9.26	6.61	0.1
Options exercisable	0	0.00	0.00	0.0

Summary of Restricted Stock Units

RSU activity for the three months ended March 31, 2015 and year ended December 31, 2014 was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning outstanding balance	564,891	668,056
Awarded	273,290	265,630
Released	(261,168)	(317,970)
Forfeited	(11,865)	(50,825)

Ending outstanding balance	565,148	564,891

Weighted average grant date fair value of RSUs granted	$8.09	$11.35
Total fair value of RSUs released	2,185,000	3,491,000

Information regarding RSUs outstanding at March 31, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
RSUs outstanding	564,891	0.84	$5.3
RSUs vested and expected to vestusing estimated forfeiture rates	502,411	0.80	4.8
March 31, 2015
RSUs outstanding	565,148	1.54	$5.2
RSUs vested and expected to vestusing estimated forfeiture rates	437,437	1.48	4.0

Summary of Restricted Stock Awards

Restricted stock award activity for the three months ended March 31, 2015 and year ended December 31, 2014 was as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning outstanding balance	35,364	44,000
Awarded	0	35,364
Released	0	(44,000)
Forfeited	0	0

Ending outstanding balance	35,364	35,364

Weighted average grant date fair value of restricted stock awarded	$0	$10.97
Total fair value of restricted stock awards released	0	483,000

Stock Plan Assumptions

The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended March 31,
	2015	2014
Standard Stock Options
Expected life (in years)	4.7	4.7
Volatility	56%	57%
Interest rate	1.4%	1.4%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2015	2014
Market Condition Based Stock Options
Expected life (in years)	7.0	7.0
Volatility	65%	66%
Interest rate	1.9%	2.2%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2015	2014
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5
Volatility	45%	39%
Interest rate	0.1%	0.1%
Dividend yield	N/A	N/A

Compensation Costs

Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$264	$230
Research and development	496	475
General and administrative	980	878

Total	$1,740	$1,583

As of March 31, 2015, there was $9.2 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.98 years for standard options, 3.67 years for market condition based options, 2.23 years for RSUs, and 0.18 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.	STOCKHOLDERS’ EQUITY

Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are included in the table below.

	Three Months Ended March 31, 2015
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$1	$101	$102
Other comprehensive income (loss) before reclassifications	1	0	1
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0

Net current period other comprehensive income (loss)	1	0	1

Ending Balance	$2	$101	$103

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

There were no stock repurchases during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company repurchased 605,419 shares for $6.9 million at an average cost of $11.20, net of transaction costs, through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet. As of March 31, 2015, the program remains available with approximately $34.4 million that may yet be purchased under it.

10.	INCOME TAXES

Income tax provisions consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Income (loss) before provision for income taxes	$(95)	$2,947
Benefit (provision) for income taxes	36	(1,083)
Effective tax rate	37.9%	36.7%

The benefit (provision) for income tax for the three months ended March 31, 2015 and 2014 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes.

As of March 31, 2015, the Company had unrecognized tax benefits under ASC 740 “Income Taxes”, of approximately $1.8 million including interest of $75,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $275,000. There were no material changes in the amount of unrecognized tax benefits during the three months ended March 31, 2015. The Company expects to release reserves and record a tax benefit due to the expiration of applicable statutes of limitations during the next twelve months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Net deferred income taxes were $34.9 million as of March 31, 2015, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance of $7.5 million against certain of its deferred tax assets, including state and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these state and foreign deferred tax assets.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands except per share amounts)
Numerator:
Net income (loss)	$(59)	$1,864

Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	27,818	28,370
Dilutive potential common shares:
Restricted Stock and RSUs	0	316
Stock options	0	696

Shares used in computation of diluted net income (loss) per share	27,818	29,382

Basic net income (loss) per share	$0.00	$0.07

Diluted net income (loss) per share	$0.00	$0.06

As of March 31, 2015, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended March 31, 2015, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31,
2015
Outstanding stock options	3,875,153
Unvested RSUs	565,148

For the three months ended March 31, 2014, options to purchase approximately 1.4 million shares of common stock with exercise prices greater than the average fair market value of the Company’s stock of $11.21 per share were not included in the calculation because the effect would have been anti-dilutive.

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

OVERVIEW

We are a premier IP and software licensing company focused on the creation, design, development, and licensing of patented haptic innovations and software that allow people to use their sense of touch more fully when operating a wide variety of digital devices. Our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and partners to bring these tactile experiences to consumers. While we believe that our innovations are broadly applicable, we are currently focusing our marketing and business development activities on the following target markets: mobile devices, wearables, and consumer mobile entertainment and other content; console gaming; automotive; medical; and commercial. We manage these market areas under one operating and reportable segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, income taxes, short-term investments, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our condensed consolidated financial statements:

Revenue Recognition

We recognize revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). We derive our revenues from two principal sources: royalty and license fees, and development contract and service fees. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management. Specifically, in connection with each transaction, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. For a license arrangement, we require a written contract, signed by both the customer and us.

•	Delivery has occurred. We deliver software to our customers physically and also deliver software electronically. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our arrangement fee is based on the use of standard payment terms which are those that are generally extended to the majority of customers. For transactions involving extended payment terms we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial condition and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

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

We use the Monte-Carlo Simulation model to value our stock options with a market condition. Valuation techniques such as the Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of future stock prices for us.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following discussion and analysis includes our results of operations for the three months ended March 31, 2015 and 2014.

Overview

Total revenue increased by 6% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, driven by a 6% increase in royalty and license revenue. The increase in royalty and license revenue for the three-month period was primarily due to increased revenue from our automotive and mobility licensees, partially offset by decreases from our gaming and medical licensees.

Our net loss was $59,000 for the three months ended March 31, 2015 as compared to net income of $1.9 million for the three months ended March 31, 2014. The change from net income to net loss was primarily due to a $1.8 million increase in compensation, benefits, and other related costs mainly due to increased headcount over the last year, as well as a $906,000 increase in litigation expenses; partially offset by an $855,000 increase in royalty and license revenue.

In 2015, we expect royalty and license revenue, mainly from our mobility and gaming lines of business, to be the major component of our revenue as our technology continues to be included in more of our licensees’ products, and as we continue to execute our patent licensing program relating to the use of a simple form of haptics that we sometimes refer to as “Basic Haptics.” IP litigation may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	March 31,		Change	% Change
REVENUES	2015	2014
	(In thousands)
Three months ended:
Royalty and license	$16,012	$15,157	$855	6%
Development, services, and other	275	279	(4)	(1)%

Total Revenues	$16,287	$15,436	$851	6%

Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to increases in royalty and license revenue from our automotive and mobility licensees, partially offset by decreases in royalty and license revenue from our gaming and medical licensees.

Variable royalty revenue based on shipping volumes and per unit prices increased to $8.6 million for the three months ended March 31, 2015 from $7.5 million for the three months ended March 31, 2014, due to an increased level of sales by our mobility and automotive customers, partially offset by a decreased level of sales by our gaming customers. Fixed payment license revenue decreased to $7.4 million for the three months ended March 31, 2015 from $7.7 million for the three months ended March 31, 2014, due to decreased license fees from medical licensees.

Royalty and license revenue from automotive customers increased by 37%, due to our technology being incorporated in an increased volume of vehicles sold by our licensees.

Royalty and license revenue from mobility customers increased by 25%, primarily due to increased product volume sold by existing licensees. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

Royalty and license revenue from gaming customers decreased by 21%, primarily due to a decreased volume of sales by our licensees. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees.

Royalty and license revenue from medical customers decreased by 8%, primarily due to decreased license fees from these licensees.

We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters.

We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended March 31, 2015 and 2014, revenue generated in North America, Europe and Asia represented 36%, 4% and 60% of total revenue, respectively. There was no significant shift in revenues among regions as royalty and license revenues in each region increased at relatively consistent rates. The increase in royalty and license revenue in North America was primarily due to an increase in revenue from our mobility licensees, partially offset by decreased revenue from our gaming and medical customers. The increase in royalty and license revenue in Europe was primarily due to an increase in revenue from automotive and medical licensees, partially offset by decreased revenue from our gaming customers. The increase in royalty and license revenue in Asia was primarily due to an increase in revenue from our mobility customers, partially offset by decreased revenue from our gaming customers.

	March 31,		Change	% Change
OPERATING EXPENSES	2015	2014
	(Dollars in thousands)
Three months ended:
Sales and marketing	$4,210	$2,763	$1,447	52%
% of total revenue	26%	18%	8%
Research and development	$3,727	$3,058	$669	22%
% of total revenue	23%	20%	3%
General and administrative	$8,293	$6,521	$1,772	27%
% of total revenue	51%	42%	9%
Amortization of intangibles	$12	$20	$(8)	(40)%
% of total revenue	0%	0%	0%

Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to increased compensation, benefits, and other related costs of $835,000, mainly due to increased headcount; increased marketing, advertising, and public relations costs of $478,000 due to current marketing initiatives and tradeshows; and increased travel of $81,000 mainly due to increased headcount and current marketing and sales initiatives. We expect that sales and marketing expenses will increase in 2015 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to a $497,000 increase in compensation, benefits, and other related costs and a $100,000 increase in travel costs, mainly due to increased headcount. We believe that continued significant investment in research and development is critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth including investment in our content and media business.

General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to a $1.4 million increase in legal, professional and license fee expenses and a $473,000 increase in compensation, benefits, and other related costs. The increase in compensation, benefits, and other related costs was primarily due to increased headcount and stock compensation expense. The increased legal, professional and license fee expenses were primarily due to a $906,000 increase in litigation expense relating to the HTC litigation and a $556,000 increase in other professional services and license fee expenses, partially offset by an $87,000 decrease in patent related legal costs. Our general and administrative expenses will continue to be significant as we manage our growing business and strategic opportunities and continue to license and product our IP and contractual rights and defend any lawsuits brought against us.

	March 31,		Change	% Change
BENEFIT (PROVISION) FOR TAXES	2015	2014
	(Dollars in thousands)
Three months ended:
Benefit (provision) for income taxes	$36	$(1,083)	$1,119	(103)%
Income (loss) before benefit (provision) for income taxes	$(95)	$2,947
Effective tax rate	37.9%	36.7%

Benefit (provision) for Income Taxes — For the three months ended March 31, 2015 we recorded a benefit for income taxes of $36,000 yielding an effective tax rate of 37.9% For the three months ended March 31, 2014, we recorded a provision for income taxes of $1.1 million yielding an effective tax rate of 36.7%. The effective tax rates used for each year were estimated based upon a forecast of our full year results and include foreign tax withholding expense incurred for the period. The change in tax benefit (provision) results primarily from the change in income (loss) before provision for income taxes.

In 2015, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Our effective tax rate may differ from the federal tax rate due to the impact of certain planning strategies that we may undertake during the year.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next twelve months. As of March 31, 2015, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $275,000.

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

On March 31, 2015, our cash, cash equivalents, and short-term investments totaled $78.3 million, an increase of $20.9 million from $57.4 million on December 31, 2014.

Cash provided by operating activities

Net cash provided by operating activities during the three months ended March 31, 2015 was $21.5 million, an increase of $5.1 million from the $16.4 million provided by operating activities during the three months ended March 31, 2014. Cash provided by operating activities during the quarter ended March 31, 2015 was primarily the result of an increase of $15.8 million in deferred revenue mainly due to additional upfront payments from customers, an increase of $1.5 million due to a change in accrued compensation and other liabilities mainly from an increase in accruals for compensation and benefit related items, an increase of $1.1 million due to a change in accounts receivable mainly as a result of the timing of invoices and cash collections, and an increase of $887,000 due to a change in accounts payable primarily arising from the timing of payments to vendors. These increases were partially offset by our net loss of $59,000. Cash provided by operating activities during the current period was also affected by noncash charges of $2.1 million, including $1.7 million of noncash stock-based compensation and $326,000 in depreciation and amortization.

Cash provided by (used in) investing activities

Net cash provided by investing activities during the three months ended March 31, 2015 was $4.2 million, an increase of $4.5 million compared to the $313,000 used in investing activities during the three months ended March 31, 2014. Net cash provided by investing activities was due to the maturation of short-term investments of $10.0 million, partially offset by purchases of short-term investments of $5.0 million and purchases of property and equipment of $783,000.

Cash provided by (used in) financing activities

Net cash provided by financing activities during the three months ended March 31, 2015 was $254,000 compared to $5.9 million used in financing activities during the three months ended March 31, 2014, an increase in cash provided of $6.1 million. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options and the issuance of common stock under our ESPP of $254,000.

We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. On November 1, 2007, our board of directors authorized a share repurchase program of $50 million and on October 22, 2014 authorized another $30 million. At March 31, 2015, there was $34.4 million remaining under the share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2015 will be less than $4.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Our principal commitments as of March 31, 2015 consisted of obligations under operating leases. There have been no material changes in those obligations during the three months ended March 31, 2015.

As of March 31, 2015, we had a liability for unrecognized tax benefits totaling $1.8 million including interest of $75,000, of which approximately $275,000 could be payable in cash. We expect to release reserves and record a tax benefit due to the expiration of statute of limitations during the next twelve months.

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

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $62.5 million as of March 31, 2015, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $197,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2015, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

On March 2, 2012, we filed a complaint against HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. (collectively, “HTC”) in the U.S. District Court for the District of Delaware (the “HTC Delaware Complaint”) alleging that certain of HTC’s mobile electronic devices, including smartphones and cellular phones, infringed six of our patents that cover various uses of haptic effects. The HTC Delaware Complaint covered the same patents as the ITC Complaint. The HTC Delaware Complaint sought damages and injunctive relief. The parties stipulated to stay the case pending the completion of the ITC investigation.

The HTC Delaware Complaint asserted infringement of the following patents:

U.S. Patent No 6,429,846 (the ‘846 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 7,969,288 (the ‘288 patent): “Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device”

U.S. Patent No 7,982,720 (the ‘720 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,031,181 (the ‘181 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,059,105 (the ‘105 patent): “Haptic Feedback for Touchpads and Other Touch Controls”

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

On October 3, 2014, HTC filed five motions with the Court: (1) motion to exclude the testimony of Immersion’s damages expert; (2) motion for partial summary judgment shortening the damages period for U.S. Patent Nos. 7,969,288; 7,982,720, and 8,031,18; (3) motion for summary judgment of invalidity of U.S. Patent Nos. 8,059,105; 8,031,181; and 7,982,720; (4) motion for summary judgment of non-infringement of U.S. Patent No. 7,969,288, and; (5) motion for summary judgment of non-infringement of U.S. Patent Nos. 6,429,846; 7,982,720; 8,031,181; and 8,059,105. A hearing on claim construction and the latter three motions was held on November 25, 2014. A hearing on the first motion was held on January 30, 2015. On February 11, 2015, the Court issued rulings on claim construction and on four of HTC’s five motions. The Court denied the motion for summary judgment of non-infringement of the ’288 patent (because the Court found the ’720 and ’181 patents invalid as anticipated, it did not address HTC’s arguments with regard to these patents); granted in part the motion for summary judgment of non-infringement of the ’846, ’720, ’181, and ’105 patents, finding that the HTC’s products do not literally infringe the ’846, and ’105 patents; and granted the motions for partial summary judgment shortening the damages period of the ’288 patent, and for summary judgment of invalidity of the ’105, ’181, and ’720 patents. On February 24, 2015 the Court denied in part and granted in part the first motion, ruling that our damages expert may testify about reasonable royalties but not about lost profits.

Trial was scheduled to begin on March 23, 2015. On March 23, 2015, we announced that we agreed to enter into a settlement and license agreement with HTC, resolving the patent infringement litigation, but preserving our right to appeal the invalidity ruling affecting three of our patents. Under the settlement and license agreement, HTC will pay an undisclosed amount of compensation for prior shipments of its devices containing Basic Haptics and an additional undisclosed amount of compensation for a license to continue to manufacture and sell devices with Basic Haptics. On March 31, 2015 the Court entered a Final Judgment providing that HTC does not infringe the ‘105, ‘181, and ‘720 patents solely because the Court ordered that HTC prevailed on its affirmative defense of invalidity, and dismissing our claims of infringement of the ‘846 and ‘288 patents pursuant to the settlement and license agreement.

In the U.S. Patent Office, HTC filed requests for ex-parte reexamination of three of our patents: the ‘288, ‘999, and ‘720 patents. Reexamination of the ’288 patent was requested on July 30, 2012. The U.S. Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The U.S. Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The U.S. Patent Office granted the request on November 28, 2012. On July 24, 2013, the U.S. Patent Office issued a Reexamination Certificate for the ’999 patent, after certain claims were cancelled and other claims were amended. On February 18, 2014, the U.S. Patent Office issued a Reexamination Certificate for the ’720 patent after certain claims were cancelled and other claims were amended. On February 10, 2014 the U.S. Patent Office issued a Reexamination Certificate for the ‘288 patent after certain claims were cancelled and claim 18 was amended.

We cannot predict the ultimate outcome of the above-mentioned federal action, and we are unable to estimate any potential liability we may incur.

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

Samsung Electronics accounted for approximately 31% and two other customers accounted for 14% and 13% of our total revenues, respectively, for the three months ended March 31, 2015. Samsung Electronics accounted for approximately 32% and another two customers accounted for 18% and 10% of our total revenues, respectively, for the three months ended March 31, 2014. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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

We are currently involved in appealing a judgment invalidating three of our patents; any final judgment invalidation or limiting of the scope of these patents could harm our business.

As more fully described under Part II, Item 1- “Legal Proceedings,” we are currently involved in appealing a judgment invalidating three of our patents. We cannot predict the outcome of the appeal. If there is a final adverse ruling invalidating the patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be reduced. The resulting reduction in license fees and royalties could harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

Our current or any future litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending or any future litigation will continue to be costly and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Although protecting our intellectual property is a fundamental part of our business, at times, our litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions. As a result, until such time as it is resolved or concluded, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Note 12 to the condensed consolidated financial statements in Part I, Item 1- “Financial Statements and Supplementary Data” and Part II, Item 1- “Legal Proceedings”.

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

We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. For example, we have recently announced the introduction of haptics-enabled mobile game applications from well-known publishers. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While our early pilot and user studies are encouraging, such data is preliminary and may be inaccurate or may not be accepted by third parties. While we do not anticipate any meaningful revenue associated with this initiative in 2015, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted. In addition, if we fail to properly manage the licensing of rights in our OEM and content businesses, we may inadvertently impair our ability to monetize our technology in one of these businesses and our results of operations would be negatively impacted.

We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the three months ended March 31, 2015 and 2014, 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

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

We had an accumulated deficit of $83 million as of March 31, 2015, have only recently achieved profitability, and may not maintain profitability in the future.

As of March 31, 2015, we had an accumulated deficit of $83 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

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

Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codified significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The U.S. Patent and Trademark Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith America Invents Act, and many of the substantive changes to patent law associated with the Leahy-Smith America Invents Act, and in particular, the “first inventor to file” provisions. It is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.

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

These factors include:

•	the establishment or loss of licensing relationships;

•	the timing and recognition of payments under fixed and/or up-front license agreements, as well as other multi-element arrangements;

•	seasonality in the demand for our technologies or products or our licensees’ products;

•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;

•	developments in and costs of pursuing or settling any pending litigation;

•	the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;

•	the timing of work performed under development agreements; and

•	errors in our licensees’ royalty reports, and corrections and true-ups to royalty payments and royalty rates from prior periods.

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

Date: May 1, 2015

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