Form 10-Q
period 2015-06-30
IMMERSION CORP
filed 2015-07-31
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 000-27969
IMMERSION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Rio Robles, San Jose, California 95134
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 23, 2015: 28,158,501.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$52,636	$14,380
Short-term investments	18,998	42,981
Accounts and other receivables (net of allowances for doubtful accounts of $25 and $28)	1,100	3,021
Deferred income taxes	12,809	9,377
Prepaid expenses and other current assets	2,134	845
Total current assets	87,677	70,604
Property and equipment, net	4,929	1,207
Deferred income tax assets	17,221	25,419
Intangibles and other assets, net	3,997	291
Total assets	$113,824	$97,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,243	$669
Accrued compensation	3,183	1,906
Other current liabilities	3,216	2,225
Deferred revenue	17,767	7,779
Total current liabilities	25,409	12,579
Long-term deferred revenue	5,734	7,827
Other long-term liabilities	704	512
Total liabilities	31,847	20,918
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 34,653,559 and 34,225,778 shares issued, respectively; 28,143,168 and 27,715,387 shares outstanding, respectively	208,710	204,876
Accumulated other comprehensive income	106	102
Accumulated deficit	(81,270)	(82,806)
Treasury stock at cost: 6,510,391 shares	(45,569)	(45,569)
Total stockholders’ equity	81,977	76,603
Total liabilities and stockholders’ equity	$113,824	$97,521
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Royalty and license	$15,939	$11,602	$31,951	$26,759
Development, services, and other	284	229	559	508
Total revenues	16,223	11,831	32,510	27,267
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	115	101	230	221
Sales and marketing	3,670	2,637	7,880	5,400
Research and development	3,499	3,006	7,226	6,064
General and administrative	6,719	5,950	15,012	12,471
Amortization of intangibles	3	20	15	40
Total costs and expenses	14,006	11,714	30,363	24,196
Operating income	2,217	117	2,147	3,071
Interest and other income	46	144	21	137
Income before provision for income taxes	2,263	261	2,168	3,208
Provision for income taxes	(668)	(92)	(632)	(1,175)
Net income	$1,595	$169	$1,536	$2,033
Basic net income per share	$0.06	$0.01	$0.05	$0.07
Shares used in calculating basic net income per share	28,070	28,383	27,944	28,376
Diluted net income per share	$0.06	$0.01	$0.05	$0.07
Shares used in calculating diluted net income per share	28,906	29,210	28,779	29,330
Other Comprehensive Income
Change in unrealized gains on short-term investments	3	1	4	2
Total Other Comprehensive Income	3	1	4	2
Total Comprehensive Income	$1,598	$170	$1,540	$2,035
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities:
Net income	$1,536	$2,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	549	234
Amortization of intangibles	15	40
Stock-based compensation	2,969	2,927
Allowance for doubtful accounts	3	14
Loss on disposal of equipment	10	19
Changes in operating assets and liabilities:
Accounts and other receivables	1,918	(764)
Deferred income taxes	4,766	1,035
Prepaid expenses and other current assets	(1,289)	(404)
Other operating assets	(3,740)	(37)
Accounts payable	573	676
Accrued compensation and other current liabilities	1,277	(2,153)
Deferred revenue	7,895	6,121
Other long-term liabilities	192	(52)
Net cash provided by operating activities	16,674	9,689
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(4,994)	(28,969)
Proceeds from maturities of short-term investments	29,000	29,000
Purchases of property and equipment	(3,289)	(666)
Net cash provided by (used in) investing activities	20,717	(635)
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	190	176
Exercise of stock options	675	842
Purchases of treasury stock	—	(6,991)
Net cash provided by (used in) financing activities	865	(5,973)
Net increase in cash and cash equivalents	38,256	3,081
Cash and cash equivalents:
Beginning of period	14,380	14,136
End of period	$52,636	$17,217
Supplemental disclosure of cash flow information
Cash paid for taxes	$90	$25
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$1,052	$30
Release of Restricted Stock Units and Awards under company stock plan	$2,647	$3,588
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries: Immersion Canada Corporation; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; Immersion (Shanghai) Science & Technology Company, Ltd.; and Immersion Technology International Ltd. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
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
The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASU 2014-09 is currently effective for reporting periods beginning after December 15, 2017, and permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is required to adopt ASU

2014-09 as of January 1, 2018, and is in the process of determining the method of adoption and evaluating the impact on its consolidated financial statements.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of June 30, 2015 and December 31, 2014.
Financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are classified based on the valuation technique in the table below:

	June 30, 2015
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$18,998	$—	$18,998
Money market accounts	34,021	—	—	34,021
Total assets at fair value	$34,021	$18,998	$—	$53,019
The above table excludes $18.6 million of cash held in banks.

	December 31, 2014
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$42,981	$—	$42,981
Money market accounts	11,524	—	—	11,524
Total assets at fair value	$11,524	$42,981	$—	$54,505

The above table excludes $2.9 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$18,993	$5	$—	$18,998
Total	$18,993	$5	$—	$18,998

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$42,980	$1	$—	$42,981
Total	$42,980	$1	$—	$42,981
The contractual maturities of the Company’s available-for-sale securities on June 30, 2015 and December 31, 2014 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months and six months ended June 30, 2015 and the year ended December 31, 2014.

3.    ACCOUNTS AND OTHER RECEIVABLES

	June 30, 2015	December 31, 2014
	(In thousands)
Trade accounts receivable	$666	$2,708
Receivables from vendors and other	434	313
Accounts and other receivables	$1,100	$3,021

4.    PROPERTY AND EQUIPMENT

	June 30, 2015	December 31, 2014
	(In thousands)
Computer equipment and purchased software	$3,532	$3,418
Machinery and equipment	916	688
Furniture and fixtures	1,312	852
Leasehold improvements	3,838	1,295
Total	9,598	6,253
Less accumulated depreciation	(4,669)	(5,046)
Property and equipment, net	$4,929	$1,207

5.    INTANGIBLES AND OTHER ASSETS

	June 30, 2015	December 31, 2014
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Prepaid income taxes	3,718	—
Other assets	268	265
Gross intangibles and other assets	8,591	4,870
Accumulated amortization of purchased patents and other purchased intangibles	(4,594)	(4,579)
Intangibles and other assets, net	$3,997	$291
The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Amortization of intangibles	$3	$20	$15	$40
The table below includes estimated remaining annual amortization expense for purchased patents as of June 30, 2015.

Estimated Amortization Expense
(In thousands)
Remainder of 2015	$5
2016	6
Total	$11

6.    COMPONENTS OF OTHER CURRENT LIABILITIES

	June 30, 2015	December 31, 2014
	(In thousands)
Accrued legal	$968	$1,065
Accrued services	1,543	518
Income taxes payable	77	69
Other current liabilities	628	573
Total other current liabilities	$3,216	$2,225

7.     LONG-TERM DEFERRED REVENUE
Long-term deferred revenue consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$4,157	$7,051
Other deferred revenue	1,577	776
Long-term deferred revenue	$5,734	$7,827

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

June 30, 2015
Common stock shares available for grant	1,405,106
Common stock options outstanding	3,812,753
Restricted stock awards outstanding	21,356
Restricted stock units outstanding	542,971
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2015, 581,451 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2015 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2014 are 17,670. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2015
Shares purchased under ESPP	23,713
Average price of shares purchased under ESPP	$8.00
Intrinsic value of shares purchased under ESPP	$33,000

Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the six months ended June 30, 2015 and year ended December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	3,486,157	3,227,167
Granted	366,520	604,620
Exercised	(104,510)	(205,744)
Forfeited	(91,664)	(102,454)
Expired	(43,750)	(37,432)
Ending outstanding balance	3,612,753	3,486,157
Aggregate intrinsic value of options exercised	$528,000	$1,125,000
Weighted average fair value of options granted	4.18	4.93

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at June 30, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	3,486,157	$8.30	4.85	$6.6
Options vested and expected to vest using estimated forfeiture rates	3,319,308	8.21	4.80	6.6
Options exercisable	2,023,024	7.18	4.26	6.0
June 30, 2015
Options outstanding	3,612,753	$8.27	4.53	$16.5
Options vested and expected to vest using estimated forfeiture rates	3,460,999	8.21	4.46	16.0
Options exercisable	2,203,208	7.47	3.80	12.0
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the six months ended June 30, 2015 and year ended December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	50,000	—
Granted	150,000	50,000
Exercised	—	—
Forfeited and cancelled	—	—
Ending outstanding balance	200,000	50,000
Aggregate intrinsic value of options exercised	$—	$—
Weighted average fair value of options granted	3.64	5.71
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these market condition based stock options outstanding at June 30, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	50,000	$11.94	6.15	$—
Options vested and expected to vest using estimated forfeiture rates	45,430	11.94	6.15	—
Options exercisable	—	—	—	—
June 30, 2015
Options outstanding	200,000	$9.05	6.42	$0.7
Options vested and expected to vest using estimated forfeiture rates	176,570	9.12	6.40	0.6
Options exercisable	—	—	—	—
Summary of Restricted Stock Units
RSU activity for the six months ended June 30, 2015 and year ended December 31, 2014 was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	564,891	668,056
Awarded	278,790	265,630
Released	(264,194)	(317,970)
Forfeited	(36,516)	(50,825)
Ending outstanding balance	542,971	564,891
Weighted average grant date fair value of RSUs granted	$8.12	$11.35
Total fair value of RSUs released	2,214,000	3,491,000
Information regarding RSUs outstanding at June 30, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
RSUs outstanding	564,891	0.84	$5.3
RSUs vested and expected to vest using estimated forfeiture rates	502,411	0.80	4.8
June 30, 2015
RSUs outstanding	542,971	1.33	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	430,887	1.28	5.5

Summary of Restricted Stock Awards
Restricted stock award activity for the six months ended June 30, 2015 and year ended December 31, 2014 was as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	35,364	44,000
Awarded	21,356	35,364
Released	(35,364)	(44,000)
Forfeited	—	—
Ending outstanding balance	21,356	35,364
Weighted average grant date fair value of restricted stock awarded	$12.26	$10.97
Total fair value of restricted stock awards released	434,000	483,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Standard Stock Options
Expected life (in years)	4.6	4.7	4.7	4.7
Volatility	55%	56%	56%	57%
Interest rate	1.4%	1.4%	1.4%	1.4%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Market Condition Based Stock Options
Expected life (in years)	N/A	N/A	7.0	7.0
Volatility	N/A	N/A	65%	66%
Interest rate	N/A	N/A	1.9%	2.2%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	45%	39%
Interest rate	N/A	N/A	0.1%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of income and comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Statement of Income Classifications
Sales and marketing	$288	$324	$552	$554
Research and development	264	268	760	743
General and administrative	677	752	1,657	1,630
Total	$1,229	$1,344	$2,969	$2,927
As of June 30, 2015, there was $8.6 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.74 years for standard options, 3.42 years for market condition based options, 2.04 years for RSUs, and 0.93 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.    STOCKHOLDERS’ EQUITY
Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Six Months Ended June 30, 2015
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$1	$101	$102
Other comprehensive income before reclassifications	4	—	4
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	4	—	4
Ending Balance	$5	$101	$106
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
There were no stock repurchases during the three months and six months ended June 30, 2015. During the three months and six months ended June 30, 2014, the Company repurchased 10,875 and 616,294 shares for $109,000 and $7.0 million at an average cost of $10.03 and $11.34, respectively, net of transaction costs, through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet. As of June 30, 2015, the program remains available with approximately $34.4 million that may yet be purchased under it.

10.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Income before provision for income taxes	$2,263	$261	$2,168	$3,208
Provision for income taxes	(668)	(92)	(632)	(1,175)
Effective tax rate	29.5%	35.2%	29.2%	36.6%
The provision for income tax for the three months ended June 30, 2015 and 2014 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. Discrete items recognized for the three months ended June 30, 2015 include the reversal of a deferred tax liability resulting from a reorganization of the Company's international structure.

As of June 30, 2015, the Company had unrecognized tax benefits under ASC 740 “Income Taxes”, of approximately $1.8 million including interest of $78,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $277,000. There were no material changes in the amount of unrecognized tax benefits during the three months ended June 30, 2015. The Company expects to release reserves and record a tax benefit due to the expiration of applicable statutes of limitations during the next 12 months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
Net deferred income taxes were $30.0 million as of June 30, 2015, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $7.6 million against certain of its deferred tax assets, including state and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these state and foreign deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator:
Net income	$1,595	$169	$1,536	$2,033
Denominator:
Shares used in computation of basic net income per share (weighted average common shares outstanding)	28,070	28,383	27,944	28,376
Dilutive potential common shares:
Restricted Stock and RSUs	155	159	222	273
Stock options	681	668	613	681
Shares used in computation of diluted net income per share	28,906	29,210	28,779	29,330
Basic net income per share	$0.06	$0.01	$0.05	$0.07
Diluted net income per share	$0.06	$0.01	$0.05	$0.07

For the three months and six months ended June 30, 2015, options to purchase approximately 1.3 million and 2.1 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $11.28 and $10.08 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.
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
In our target markets, we license our software and IP to customers for use in products sold under their own brand names. We and our wholly-owned subsidiaries hold more than 2,000 issued or pending patents in the U.S. and other countries, covering a wide range of digital technologies, including many of the ways in which touch-related technology can be incorporated into and between hardware products, systems software, application software and digital content.
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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the six months ended June 30, 2015 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 except as included below:.

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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Certain portions of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings but only to the extent that we generate sufficient United States based income.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, our estimates related to, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. These potential changes could adversely affect our effective tax rates or result in other costs to us.
See Note 10 to the condensed consolidated financial statements for further information concerning income taxes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
The following discussion and analysis includes our results of operations for the three months and six months ended June 30, 2015 and 2014.
Overview
Total revenue increased by 37% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, driven by a 37% increase in royalty and license revenue. The increase in royalty and license revenue for the three-month period was primarily due to increased revenue from our mobility and automotive licensees, partially offset by a decrease in royalty and license revenue from our medical licensees. Total revenue increased by 19% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, driven by a 19% increase in royalty and license revenue. The increase in royalty and license revenue for the six-month period was primarily due to increased revenue from our mobility and automotive licensees, partially offset by decreases in revenue from our gaming licensees.
Our net income was $1.6 million for the three months ended June 30, 2015 as compared to net income of $169,000 for the three months ended June 30, 2014. The increase in net income was primarily due to a) a $4.3 million increase in royalty and license revenue, partially offset by b) increased operating expenses of $2.3 million primarily due to increased compensation, benefits, and other related costs of $1.6 million mainly from increased headcount and increased marketing and advertising expenses of $259,000, as well as c) a $576,000 increase in provision for income taxes. Our net income was $1.5 million for the six months ended June 30, 2015 as compared to net income of $2.0 million for the six months ended June 30, 2014. The decrease in net income was primarily due to increased operating expenses of $6.2 million mainly due to increased compensation, benefits, and other related costs of $3.5 million primarily from increased headcount and increased professional services and licensing related legal expenses of $1.9 million, partially offset by a $5.2 million increase in royalty and license revenue as well as a $543,000 decrease in provision for income taxes.
In 2015, we expect royalty and license revenue, mainly from our mobility line of business, to be the major component of our revenue as our technology continues to be included in more of our licensees’ products, and as we continue to execute our patent licensing program relating to the use of a simple form of haptics that we sometimes refer to as “Basic Haptics.” IP litigation may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors. For a further discussion of these and other risk factors, see Part II, Item 1A – “Risk Factors.”

	June 30,		Change	% Change
REVENUES	2015	2014
	(In thousands)
Three months ended:
Royalty and license	$15,939	$11,602	$4,337	37%
Development, services, and other	284	229	55	24%
Total Revenues	$16,223	$11,831	$4,392	37%
Six months ended:
Royalty and license	$31,951	$26,759	$5,192	19%
Development, services, and other	559	508	51	10%
Total Revenues	$32,510	$27,267	$5,243	19%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to increases in royalty and license revenue from our mobility and automotive licensees, partially offset by a decrease in royalty and license revenue from our medical licensees.
Variable royalty revenue based on shipping volumes and per unit prices increased to $6.3 million for the three months ended June 30, 2015 from $3.9 million for the three months ended June 30, 2014, primarily due to higher average royalty rates and to a lesser extent increased sales volumes from our mobility customers. In addition, to a lesser degree there were increased sales volume by our automotive and medical licensees. Fixed payment license revenue increased to $9.6 million for the three months ended June 30, 2015 from $7.7 million for the three months ended June 30, 2014, primarily due to a) a non-recurring license fee from a completed contract of $2.0 million, partially offset by b) decreased license fees from our medical licensees.
Royalty and license revenue from mobility customers increased by 52%, primarily due to a non-recurring license fee from a completed contract of $2.0 million along with higher average royalty rates and to a lesser extent increased sales volumes from our licensees. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.
Royalty and license revenue from automotive customers increased by 97%, primarily due to our technology being incorporated in an increased volume of vehicles sold by both new and existing licensees and the timing of reporting from our customers.
Royalty and license revenue from medical customers decreased by 21%, primarily due to decreased license fees.
We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters.
We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended June 30, 2015, revenue generated in North America, Europe and Asia represented 22%, 3% and 75% of total revenue, respectively, compared to 31%, 2% and 67% of total revenues, respectively, for the three months ended June 30, 2014. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in Asia primarily due to an increase from our mobility and automotive customers. Royalty and license revenue in Europe increased, to a lesser extent, mainly due to increased revenue from our automotive customers. The increase in royalty and license revenue in North America was relatively less than the increases in Asia and Europe, resulting in a decrease in the percentage of revenue attributed to North America as a part of total revenue.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Royalty and license revenue — The increase in royalty and license revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to increases in royalty and license revenue from our mobility and automotive licensees partially offset by decreases in royalty and license revenue from our gaming licensees.

Variable royalty revenue based on shipping volumes and per unit prices increased to $14.9 million for the six months ended June 30, 2015 from $11.4 million for the six months ended June 30, 2014, primarily due to higher royalty rates and to a smaller degree, increased sales volumes from our mobility customers. Also to a lesser extent, there were increased sales volume by our automotive and medical licensees, partially offset by a decreased level of sales by our gaming licensees. Fixed payment license revenue increased to $17.1 million for the six months ended June 30, 2015 from $15.3 million for the six months ended June 30, 2014, mainly due to a non-recurring license fee from a completed contract of $2.0 million, partially offset by decreased license fees from our medical licensees.

Royalty and license revenue from mobility customers increased by 39%, primarily due to a non-recurring license fee from a completed contract of $2.0 million along with higher royalty rates and to a lesser extent increased sales volumes.

Royalty and license revenue from automotive customers increased by 68%, due to our technology being incorporated in an increased volume of vehicles sold by both new and existing licensees and the timing of reporting from our customers.

Royalty and license revenue from gaming customers decreased by 13%, primarily due to decreased sales from our licensees. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees. This revenue can also be affected by the expiration of certain of our patents related to gaming and our ability to persuade licensees that other patents in our portfolio continue to be relevant.

Royalty and license revenue from medical customers decreased by 11%, primarily due to decreased license fees.

We categorize our geographic information into three major regions: North America, Europe and Asia. In the six months ended June 30, 2015, revenue generated in North America, Europe and Asia represented 29%, 3% and 68% of total revenues, respectively, compared to 33%, 4% and 63% of total revenues, respectively, for the six months ended June 30, 2014. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in Asia primarily due to increased revenue from our mobility and automotive licensees. The increase in royalty and license revenue in North America was primarily due to increased revenue from our mobility customers, partially offset by decreased revenue from our medical and gaming licensees. The increase in royalty and license revenue in Europe was primarily due to an increase from our automotive licensees. The increases in royalty and license revenue in North America and Europe were relatively less than the increase in Asia, resulting in the decreases in the percentage of revenues attributed to North America and Europe as a part of total revenue.

	June 30,		Change	% Change
OPERATING EXPENSES	2015	2014
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,670	$2,637	$1,033	39%
% of total revenue	23%	22%	1%
Research and development	$3,499	$3,006	$493	16%
% of total revenue	22%	25%	(3)%
General and administrative	$6,719	$5,950	$769	13%
% of total revenue	41%	50%	(9)%
Amortization of intangibles	$3	$20	$(17)	(85)%
% of total revenue	—%	—%	—%
Six months ended:
Sales and marketing	$7,880	$5,400	$2,480	46%
% of total revenue	24%	20%	4%
Research and development	$7,226	$6,064	$1,162	19%
% of total revenue	22%	22%	—%
General and administrative	$15,012	$12,471	$2,541	20%
% of total revenue	46%	46%	—%
Amortization of intangibles	$15	$40	$(25)	(63)%
% of total revenue	—%	—%	—%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a) increased compensation, benefits, and other related costs of $616,000, mainly due to increased headcount; b) increased marketing, advertising, and public relations costs of $259,000 due to current marketing and branding initiatives; and c) increased consulting services costs of $125,000 mainly due to current sales initiatives. We expect that sales and marketing expenses will increase in 2015 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

The increase in sales and marketing expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to a) increased compensation, benefits, and other related costs of $1.5 million, mainly due to increased headcount; b) increased marketing, advertising, and public relations costs of $736,000 mainly due to current marketing initiatives and tradeshows; and c) increased consulting services costs of $183,000 mainly due to sales initiatives in the period.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a $461,000 increase in compensation, benefits, and other related costs mainly due to increased headcount. We believe that continued significant investment in research and development is critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth including investment in our content and media business.

The increase in research and development expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to a $958,000 increase in compensation, benefits, and other related costs and a $138,000 increase in travel costs, mainly due to increased headcount.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to a $531,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount, and a $222,000 increase in legal and professional fees. The increased legal and professional fees were primarily due to a $1.3 million increase in professional services and licensing related legal expenses, partially offset by a $929,000 decrease in litigation expense relating to ongoing and completed litigation, and a $184,000 decrease in patent related legal costs. Our general and administrative expenses will continue to be significant as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights and defend any lawsuits brought against us, or we initiate litigation against others to enforce our IP or contractual rights.

The increase in general and administrative expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to increased legal and professional fees of $1.6 million and increased compensation, benefits, and other related costs of $1.0 million mainly due to increased headcount. The increased legal and professional fees were primarily due to a $1.9 million increase in professional services and licensing related legal expenses, partially offset by a $271,000 decrease in patent related legal costs.

	June 30,		Change	% Change
PROVISION FOR TAXES	2015	2014
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(668)	$(92)	$(576)	626%
Income before provision for income taxes	2,263	261
Effective tax rate	29.5%	35.2%

Six months ended:
Provision for income taxes	$(632)	$(1,175)	$543	(46)%
Income before provision for income taxes	2,168	3,208
Effective tax rate	29.2%	36.6%
Provision for Income Taxes — During the three months ended June 30, 2015, the Company commenced a reorganization of its international operations which is expected to be complete by December 2015. The purpose of this reorganization is to more closely align its corporate structure with the international nature of its business activities and includes an international structure that, among other things, consists of research and development cost-sharing arrangements, certain licenses and other contractual arrangements between us and our wholly owned foreign subsidiaries. The Company expects that this reorganization will result in a lower percentage of its pre-tax income being subject to U.S. federal statutory tax rate. However, the realization of any expected tax benefits is contingent upon numerous factors, including the judgments of tax authorities in several jurisdictions, and thus cannot be assured.
For the three months ended June 30, 2015 we recorded a provision for income taxes of $668,000 yielding an effective tax rate of 29.5% For the three months ended June 30, 2014, we recorded a provision for income taxes of $92,000 yielding an effective tax rate of 35.2% . The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for the three months ended June 30, 2015 also includes a discrete benefit arising from the reorganization of our international structure. The change in tax provision results primarily from the change in income before provision for income taxes, foreign tax withholding expense incurred for the period, and the effect of the above described reorganization.
In 2015, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Although we expect to reduce taxes paid in cash, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates.
For the six months ended June 30, 2015 we recorded a provision for income taxes of $632,000 yielding an effective tax rate of 29.2% For the six months ended June 30, 2014, we recorded a provision for income taxes of $1.2 million yielding an effective tax rate of 36.6%. The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for the six months ended June 30, 2015 also includes a discrete benefit arising from the reorganization of our international structure. The change in tax provision results primarily from the change in income before provision for income taxes, foreign tax withholding expense incurred for the period, and the effect of the above described reorganization.

We also maintain liabilities for uncertain tax positions. We expect to release reserves and record a tax benefit due to the expiration of the applicable statute of limitations during the next 12 months. As of June 30, 2015, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $277,000.
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
On June 30, 2015, our cash, cash equivalents, and short-term investments totaled $71.6 million, an increase of $14.2 million from $57.4 million on December 31, 2014.
Cash provided by operating activities
Net cash provided by operating activities during the six months ended June 30, 2015 was $16.7 million, an increase of $7.0 million from the $9.7 million provided by operating activities during the six months ended June 30, 2014. Cash provided by operating activities during the six months ended June 30, 2015 was primarily the result of our net income of $1.5 million, an increase of $7.9 million in deferred revenue mainly due to additional upfront payments from customers, an increase of $4.8 million due to a change in deferred income taxes due to their use to reduce tax obligations, an increase of $1.9 million due to a change in accounts receivable mainly as a result of the timing of invoices and cash collections, and an increase of $1.3 million due to a change in accrued compensation and other liabilities mainly from an increase in accruals for compensation and benefit related items. These increases were partially offset by a decrease of $3.7 million due to a change in other operating assets mainly as a result of additional prepaid income taxes and a decrease of $1.3 million due to a change in prepaid expenses and other current assets. Cash provided by operating activities during the current period was also affected by noncash charges of $3.5 million, including $3.0 million of noncash stock-based compensation and $564,000 in depreciation and amortization.
Cash provided by (used in) investing activities
Net cash provided by investing activities during the six months ended June 30, 2015 was $20.7 million, an increase of $21.4 million compared to the $635,000 used in investing activities during the six months ended June 30, 2014. Net cash provided by investing activities was due to the maturation of short-term investments of $29.0 million, partially offset by purchases of short-term investments of $5.0 million and purchases of property and equipment of $3.3 million.
Cash provided by (used in) financing activities
Net cash provided by financing activities during the six months ended June 30, 2015 was $865,000 compared to $6.0 million used in financing activities during the six months ended June 30, 2014, an increase in cash provided of $6.8 million. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options and the issuance of common stock under our ESPP of $865,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. On November 1, 2007, our board of directors authorized a share repurchase program of $50 million and on October 22, 2014 authorized another $30 million. At June 30, 2015, there was $34.4 million remaining under the share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2015 will be less than $5.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Our principal commitments as of June 30, 2015 consisted of obligations under operating leases. There have been no material changes in those obligations during the six months ended June 30, 2015.

As of June 30, 2015, we had a liability for unrecognized tax benefits totaling $1.8 million including interest of $78,000, of which approximately $277,000 could be payable in cash. We expect to release reserves and record a tax benefit due to the expiration of statute of limitations during the next twelve months.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $53.0 million as of June 30, 2015, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $90,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2015.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2015, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
Trial was scheduled to begin on March 23, 2015. On March 23, 2015, we announced that we agreed to enter into a settlement and license agreement with HTC, resolving the patent infringement litigation, but preserving our right to appeal the invalidity ruling affecting three of our patents. Under the settlement and license agreement, HTC will pay an undisclosed amount of compensation for prior shipments of its devices containing Basic Haptics and an additional undisclosed amount of compensation for a license to continue to manufacture and sell devices with Basic Haptics. On March 31, 2015 the Court entered a Final Judgment providing that HTC does not infringe the ‘105, ‘181, and ‘720 patents solely because the Court ordered that HTC prevailed on its affirmative defense of invalidity, and dismissing our claims of infringement of the ‘846 and ‘288 patents pursuant to the settlement and license agreement. On April 21, 2015 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal has been docketed as Case No. 15-1574.
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
Samsung Electronics accounted for approximately 31% and two other customers accounted for 19% and 14% of our total revenues, respectively, for the six months ended June 30, 2015. Samsung Electronics accounted for approximately 37% and another customer accounted for 11% of our total revenues, for the six months ended June 30, 2014. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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
As more fully described under Part II, Item 1- “Legal Proceedings,” we are currently appealing a judgment invalidating three of our patents. We cannot predict the outcome of the appeal. If there is a final adverse ruling invalidating the patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be reduced. The resulting reduction in license fees and royalties could harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.

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
A significant portion of our gaming royalty revenues come from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Finally, as some of our key patents expire related to video game peripherals, we may need to persuade our licensees that other patents in our portfolio continue to be relevant which could result in the expenditure of significant resources and/or failure to persuade the licensee of the relevance of the patents.
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the six months ended June 30, 2015 and 2014, 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
In addition, our patents will continue to expire according to their terms, including the expiration of several gaming patents in 2015. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

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
We had an accumulated deficit of $81 million as of June 30, 2015, have only recently achieved profitability, and may not maintain profitability in the future.
As of June 30, 2015, we had an accumulated deficit of $81 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

•	engage in research and develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	expand our international presence;

•	incur costs related to litigation; and

•	acquire IP or other assets from third-parties.
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
If we do not achieve increased tax benefits as a result of our recently implemented corporate restructuring, our financial condition and operating results could be adversely affected.
We are currently in the process of completing a reorganizing our corporate organization and expect to finalize this process by December 31, 2015. The purpose of this reorganization is to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring activity is anticipated to allow us to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international sales operations, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions.
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the restructuring. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. taxation of international business activities, could negatively impact the anticipated tax benefits of the proposed restructuring.
Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable taxing provisions and achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the proposed structure or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted.
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
A change in accounting standards, policies, or practices, such as the new revenue accounting standard that will become effective for us in 2018, ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606”, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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
Date: July 31, 2015

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