Form 10-Q
period 2015-09-30
IMMERSION CORP
filed 2015-10-30
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 22, 2015: 28,284,981.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$33,167	$14,380
Short-term investments	33,990	42,981
Accounts and other receivables (net of allowances for doubtful accounts of $22 and $28)	1,503	3,021
Deferred income taxes	2,921	9,377
Prepaid expenses and other current assets	3,022	845
Total current assets	74,603	70,604
Property and equipment, net	4,778	1,207
Deferred income tax assets	21,458	25,419
Prepaid income taxes	7,495	—
Intangibles and other assets, net	269	291
Total assets	$108,603	$97,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,539	$669
Accrued compensation	3,631	1,906
Other current liabilities	1,639	2,225
Deferred revenue	12,664	7,779
Total current liabilities	19,473	12,579
Long-term deferred revenue	3,983	7,827
Other long-term liabilities	752	512
Total liabilities	24,208	20,918
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 34,795,372 and 34,225,778 shares issued, respectively; 28,284,981 and 27,715,387 shares outstanding, respectively	210,939	204,876
Accumulated other comprehensive income	111	102
Accumulated deficit	(81,086)	(82,806)
Treasury stock at cost: 6,510,391 shares	(45,569)	(45,569)
Total stockholders’ equity	84,395	76,603
Total liabilities and stockholders’ equity	$108,603	$97,521
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Royalty and license	$13,944	$11,714	$45,895	$38,473
Development, services, and other	369	337	928	845
Total revenues	14,313	12,051	46,823	39,318
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	117	104	347	325
Sales and marketing	3,198	2,238	11,078	7,638
Research and development	3,471	2,718	10,697	8,782
General and administrative	6,241	5,274	21,253	17,745
Amortization of intangibles	3	15	18	55
Total costs and expenses	13,030	10,349	43,393	34,545
Operating income	1,283	1,702	3,430	4,773
Interest and other income (expense)	(84)	(30)	(63)	107
Income before provision for income taxes	1,199	1,672	3,367	4,880
Provision for income taxes	(1,015)	(599)	(1,647)	(1,774)
Net income	$184	$1,073	$1,720	$3,106
Basic net income per share	$0.01	$0.04	$0.06	$0.11
Shares used in calculating basic net income per share	28,190	28,505	28,027	28,420
Diluted net income per share	$0.01	$0.04	$0.06	$0.11
Shares used in calculating diluted net income per share	29,134	29,351	28,893	29,355
Other comprehensive income
Change in unrealized gains on short-term investments	5	3	9	5
Total other comprehensive income	5	3	9	5
Total comprehensive income	$189	$1,076	$1,729	$3,111
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities:
Net income	$1,720	$3,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	772	364
Amortization of intangibles	18	55
Stock-based compensation	4,245	4,058
Allowance for doubtful accounts	(6)	3
Loss on disposal of equipment	10	19
Changes in operating assets and liabilities:
Accounts and other receivables	1,524	(2,397)
Deferred income taxes	10,417	1,539
Prepaid income taxes	(7,495)	—
Prepaid expenses and other current assets	(2,177)	(395)
Other operating assets	(24)	(20)
Accounts payable	870	337
Accrued compensation and other current liabilities	1,072	(3,209)
Income taxes payable	97	35
Deferred revenue	1,041	(336)
Other long-term liabilities	240	(77)
Net cash provided by operating activities	12,324	3,082
Cash flows provided by investing activities:
Purchases of short-term investments	(28,972)	(37,960)
Proceeds from maturities of short-term investments	38,000	42,000
Purchases of property and equipment	(4,383)	(734)
Net cash provided by investing activities	4,645	3,306
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	367	381
Exercise of stock options	1,451	1,229
Purchases of treasury stock	—	(11,995)
Net cash provided by (used in) financing activities	1,818	(10,385)
Net increase (decrease) in cash and cash equivalents	18,787	(3,997)
Cash and cash equivalents:
Beginning of period	14,380	14,136
End of period	$33,167	$10,139
Supplemental disclosure of cash flow information
Cash paid for taxes	$136	$46
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$30	$8
Release of Restricted Stock Units and Awards under company stock plan	$2,771	$3,745
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date.

Accordingly, ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018. The standard permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment, and the Company is in the process of determining the method of adoption and evaluating the impact on its consolidated financial statements.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of September 30, 2015 and December 31, 2014.
Financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are classified based on the valuation technique in the table below:

	September 30, 2015
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$33,990	$—	$33,990
Money market accounts	22,025	—	—	22,025
Total assets at fair value	$22,025	$33,990	$—	$56,015
The above table excludes $11.1 million of cash held in banks.

	December 31, 2014
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$42,981	$—	$42,981
Money market accounts	11,524	—	—	11,524
Total assets at fair value	$11,524	$42,981	$—	$54,505

The above table excludes $2.9 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$33,980	$10	$—	$33,990
Total	$33,980	$10	$—	$33,990

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$42,980	$1	$—	$42,981
Total	$42,980	$1	$—	$42,981
The contractual maturities of the Company’s available-for-sale securities on September 30, 2015 and December 31, 2014 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months and nine months ended September 30, 2015 and the year ended December 31, 2014.

3.    ACCOUNTS AND OTHER RECEIVABLES

	September 30, 2015	December 31, 2014
	(In thousands)
Trade accounts receivable	$856	$2,708
Receivables from vendors and other	647	313
Accounts and other receivables	$1,503	$3,021

4.    PROPERTY AND EQUIPMENT

	September 30, 2015	December 31, 2014
	(In thousands)
Computer equipment and purchased software	$3,537	$3,418
Machinery and equipment	916	688
Furniture and fixtures	1,361	852
Leasehold improvements	3,838	1,295
Total	9,652	6,253
Less accumulated depreciation	(4,874)	(5,046)
Property and equipment, net	$4,778	$1,207

5.    INTANGIBLES AND OTHER ASSETS

	September 30, 2015	December 31, 2014
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,597)	(4,579)
Purchased patents and other purchased intangible assets, net	8	26
Other assets	261	265
Intangibles and other assets, net	$269	$291
The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Amortization of intangibles	$3	$15	$18	$55
The table below includes estimated remaining annual amortization expense for purchased patents as of September 30, 2015.

Estimated Amortization Expense
(In thousands)
Remainder of 2015	$2
2016	6
Total	$8

6.    OTHER CURRENT LIABILITIES

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued legal	$651	$1,065
Accrued services	204	518
Income taxes payable	166	69
Other current liabilities	618	573
Total other current liabilities	$1,639	$2,225

7.     LONG-TERM DEFERRED REVENUE
Long-term deferred revenue consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$2,710	$7,051
Other deferred revenue	1,273	776
Long-term deferred revenue	$3,983	$7,827

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

September 30, 2015
Common stock shares available for grant	1,332,298
Common stock options outstanding	3,804,069
Restricted stock awards outstanding	21,356
Restricted stock units outstanding	516,956
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of September 30, 2015, 603,558 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2015 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2014 are 38,298. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months Ended September 30, 2015
Shares purchased under ESPP	45,820
Average price of shares purchased under ESPP	$8.00
Intrinsic value of shares purchased under ESPP	$160,000

Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	3,486,157	3,227,167
Granted	491,520	604,620
Exercised	(214,466)	(205,744)
Forfeited	(109,222)	(102,454)
Expired	(49,920)	(37,432)
Ending outstanding balance	3,604,069	3,486,157
Aggregate intrinsic value of options exercised	$1,045,000	$1,125,000
Weighted average fair value of options granted	4.50	4.93

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at September 30, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	3,486,157	$8.30	4.85	$6.6
Options vested and expected to vest using estimated forfeiture rates	3,319,308	8.21	4.80	6.6
Options exercisable	2,023,024	7.18	4.26	6.0
September 30, 2015
Options outstanding	3,604,069	$8.42	4.43	$11.4
Options vested and expected to vest using estimated forfeiture rates	3,437,670	8.33	4.35	11.1
Options exercisable	2,164,658	7.53	3.68	8.9
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	50,000	—
Granted	150,000	50,000
Exercised	—	—
Forfeited and cancelled	—	—
Ending outstanding balance	200,000	50,000
Aggregate intrinsic value of options exercised	$—	$—
Weighted average fair value of options granted	3.64	5.71
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding these market condition based stock options outstanding at September 30, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	50,000	$11.94	6.15	$—
Options vested and expected to vest using estimated forfeiture rates	45,430	11.94	6.15	—
Options exercisable	—	—	—	—
September 30, 2015
Options outstanding	200,000	$9.05	6.17	$0.5
Options vested and expected to vest using estimated forfeiture rates	180,300	9.12	6.15	0.4
Options exercisable	—	—	—	—
Summary of Restricted Stock Units
RSU activity for the nine months ended September 30, 2015 and year ended December 31, 2014 was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	564,891	668,056
Awarded	281,290	265,630
Released	(273,944)	(317,970)
Forfeited	(55,281)	(50,825)
Ending outstanding balance	516,956	564,891
Weighted average grant date fair value of RSUs granted	$8.16	$11.35
Total fair value of RSUs released	2,338,000	3,491,000
Information regarding RSUs outstanding at September 30, 2015 and December 31, 2014 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
RSUs outstanding	564,891	0.84	$5.3
RSUs vested and expected to vest using estimated forfeiture rates	502,411	0.80	4.8
September 30, 2015
RSUs outstanding	516,956	1.10	$5.8
RSUs vested and expected to vest using estimated forfeiture rates	425,164	1.06	4.8

Summary of Restricted Stock Awards
Restricted stock award activity for the nine months ended September 30, 2015 and year ended December 31, 2014 was as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning outstanding balance	35,364	44,000
Awarded	21,356	35,364
Released	(35,364)	(44,000)
Forfeited	—	—
Ending outstanding balance	21,356	35,364
Weighted average grant date fair value of restricted stock awarded	$12.26	$10.97
Total fair value of restricted stock awards released	434,000	483,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Standard Stock Options
Expected life (in years)	4.6	4.7	4.7	4.7
Volatility	56%	57%	56%	57%
Interest rate	1.5%	1.5%	1.4%	1.4%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Market Condition Based Stock Options
Expected life (in years)	N/A	N/A	7.0	7.0
Volatility	N/A	N/A	65%	66%
Interest rate	N/A	N/A	1.9%	2.2%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	53%	46%	48%	43%
Interest rate	0.2%	0.1%	0.1%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of income and comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Statement of Income Classifications
Sales and marketing	$302	$230	$853	$784
Research and development	276	265	1,036	1,008
General and administrative	698	636	2,356	2,266
Total	$1,276	$1,131	$4,245	$4,058

As of September 30, 2015, there was $7.8 million related to stock options, restricted stock awards, and RSUs of unrecognized compensation cost, adjusted for estimated forfeitures, granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.64 years for standard options, 3.17 years for market condition based options, 1.83 years for RSUs, and 0.68 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Nine Months Ended September 30, 2015
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$1	$101	$102
Other comprehensive income before reclassifications	9	—	9
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	9	—	9
Ending Balance	$10	$101	$111
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
There were no stock repurchases during the three months and nine months ended September 30, 2015. During the three months and nine months ended September 30, 2014, the Company repurchased 534,849 and 1,151,143 shares for $5.0 million and $12.0 million at an average cost of $9.36 and $10.42, respectively, net of transaction costs, through open market repurchases. These amounts are classified as treasury stock on the Company’s condensed consolidated balance sheet. As of September 30, 2015, the program remains available with approximately $34.4 million that may yet be purchased under it.

10.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Income before provision for income taxes	$1,199	$1,672	$3,367	$4,880
Provision for income taxes	(1,015)	(599)	(1,647)	(1,774)
Effective tax rate	84.7%	35.8%	48.9%	36.4%
The provision for income tax for the three months ended September 30, 2015 and 2014 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The provision for income tax for the three months ended September 30, 2015 also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reoganization of its international operations during the period. Discrete items recognized for the three months ended September 30, 2015 include an increase to the valuation allowance for certain of the Company's deferred tax assets.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. Based on the findings of the U.S. Tax Court, the Company has concluded that it is more likely than not that the IRS will uphold the U.S. Tax Court ruling and accordingly has excluded stock-based compensation from intercompany charges during the period. The Company will continue to monitor ongoing developments and potential impacts to its condensed consolidated financial statements.

As of September 30, 2015, the Company had unrecognized tax benefits under ASC 740 “Income Taxes”, of approximately $5.9 million including interest of $80,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $2.1 million. The Company expects to release reserves and record an immaterial tax benefit due to the expiration of applicable statutes of limitations during the next 12 months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision.
Net deferred income taxes were $24.4 million as of September 30, 2015, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $8.0 million against certain of its deferred tax assets, including federal, state, and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these federal, state and foreign deferred tax assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)		(in thousands except per share amounts)
Numerator:
Net income	$184	$1,073	$1,720	$3,106
Denominator:
Shares used in computation of basic net income per share (weighted average common shares outstanding)	28,190	28,505	28,027	28,420
Dilutive potential common shares:
Restricted Stock and RSUs	177	188	223	262
Stock options	767	658	643	673
Shares used in computation of diluted net income per share	29,134	29,351	28,893	29,355
Basic net income per share	$0.01	$0.04	$0.06	$0.11
Diluted net income per share	$0.01	$0.04	$0.06	$0.11
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met. The Company has excluded the shares related to the market condition stock options from the calculations in all periods presented.
For the three months and nine months ended September 30, 2015, options to purchase approximately 917,000 and 1.8 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $12.13 and $10.78 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.
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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the nine months ended September 30, 2015 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as included below:

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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
The following discussion and analysis includes our results of operations for the three months and nine months ended September 30, 2015 and 2014.
Overview
Total revenue increased by 19% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, driven by a 19% increase in royalty and license revenue. The increase in royalty and license revenue for the three-month period was primarily due to increased revenue from our mobility and gaming licensees and to a lesser extent increases in royalty and license revenue from our medical and automotive licensees. Total revenue increased by 19% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven by a 19% increase in royalty and license revenue. The increase in royalty and license revenue for the nine-month period was primarily due to increased revenue from our mobility and automotive licensees, partially offset by decreases in revenue from our gaming licensees.
Our net income was $184,000 for the three months ended September 30, 2015 as compared to net income of $1.1 million for the three months ended September 30, 2014. The decrease in net income was primarily due to a) increased operating expenses of $2.7 million primarily due to increased compensation, benefits, and other related costs of $2.0 million mainly from increased headcount and increased legal and professional fees of $349,000, as well as b) a $416,000 increase in provision for income taxes resulting from the increase in our valuation allowance, partially offset by c) a $2.2 million increase in royalty and license revenue. Our net income was $1.7 million for the nine months ended September 30, 2015 as compared to net income of $3.1 million for the nine months ended September 30, 2014. The decrease in net income was primarily due to increased operating expenses of $8.8 million mainly due to increased compensation, benefits, and other related costs of $5.4 million primarily from increased headcount and increased legal and professional fees of $2.0 million, partially offset by a $7.4 million increase in royalty and license revenue.
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

	September 30,		Change	% Change
REVENUES	2015	2014
	(In thousands)
Three months ended:
Royalty and license	$13,944	$11,714	$2,230	19%
Development, services, and other	369	337	32	9%
Total Revenues	$14,313	$12,051	$2,262	19%
Nine months ended:
Royalty and license	$45,895	$38,473	$7,422	19%
Development, services, and other	928	845	83	10%
Total Revenues	$46,823	$39,318	$7,505	19%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to increases in royalty and license revenue from our mobility and gaming licensees and to a lesser extent increases from our medical and automotive licensees.
Variable royalty revenue based on shipping volumes and per unit prices increased to $6.2 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014, primarily due to increased sales volumes from our gaming customers and the timing of revenue recognition. Fixed payment license revenue increased to $7.7 million for the three months ended September 30, 2015 from $7.5 million for the three months ended September 30, 2014, primarily due to increased license fees from our new mobility customers in Asia.
Royalty and license revenue from mobility customers increased by 14%, primarily due to the timing of revenue recognition and to a lesser extent increases in royalty and license revenue from new and existing customers in Asia. We anticipate that the mobility line of business will continue to be of primary importance as mobile device manufacturers continue to recognize the value of our IP and technology and as we expand our presence in Asia.

Royalty and license revenue from gaming customers increased by 19%, primarily due to increased sales by our licensees of products containing our technology. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, and the timing of new products from third party peripheral makers that are our licensees. This revenue can also be affected by the expiration of certain of our patents related to gaming and our ability to persuade licensees that other patents in our portfolio continue to be relevant.
Royalty and license revenue from medical customers increased by 56%, primarily due to increased sales volumes from our licensees and the timing of revenue recognition.
Royalty and license revenue from automotive customers increased by 43%, primarily due to timing of revenue recognition.
We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in more products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters.
We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended September 30, 2015, revenue generated in North America, Europe and Asia represented 24%, 7% and 69% of total revenue, respectively, compared to 23%, 3% and 74% of total revenues, respectively, for the three months ended September 30, 2014. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in Europe mainly due to increased revenue from our gaming, automotive and medical customers. The increase in royalty and license revenue in North America was mainly due to increased revenue from our mobility and gaming customers. Royalty and license revenue increased in Asia primarily due to an increase from our new mobility customers as well as our gaming customers. The increase in royalty and license revenue in Asia was relatively less than the increases in North America and Europe, resulting in a decrease in the percentage of revenue attributed to Asia as a part of total revenue.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Royalty and license revenue — The increase in royalty and license revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to increases in royalty and license revenue from our mobility and automotive licensees partially offset by decreases in royalty and license revenue from our gaming licensees.

Variable royalty revenue based on shipping volumes and per unit prices increased to $21.1 million for the nine months ended September 30, 2015 from $15.7 million for the nine months ended September 30, 2014, primarily due to higher royalty rates from our mobility customers and to a smaller degree, the timing of revenue recognition. Also to a lesser extent, there were increased sales volumes by our automotive and medical licensees, partially offset by a decreased level of sales by our gaming licensees. Fixed payment license revenue increased to $24.8 million for the nine months ended September 30, 2015 from $22.8 million for the nine months ended September 30, 2014, mainly due to a non-recurring license fee from a completed contract of $2.0 million.

Royalty and license revenue from mobility customers increased by 30%, primarily due to a non-recurring license fee from a completed contract of $2.0 million along with higher royalty rates and to a lesser extent increased revenue from our new and existing customers in Asia.

Royalty and license revenue from automotive customers increased by 59%, due to our technology being incorporated in an increased volume of vehicles sold by both new and existing licensees and to a lesser extent the timing of revenue recognition.

Royalty and license revenue from gaming customers decreased by 5%, primarily due to decreased sales from our licensees.

In the nine months ended September 30, 2015, revenue generated in North America, Europe and Asia represented 27%, 5% and 68% of total revenues, respectively, compared to 30%, 3% and 67% of total revenues, respectively, for the nine months ended September 30, 2014. The shift in revenues among regions was mainly due to an increase in royalty and license revenue in Asia primarily due to increased revenue from our mobility licensees. The increase in royalty and license revenue in Europe was primarily due to increased revenue from our automotive customers. The increase in royalty and license revenue in North America was primarily due to an increase in royalty revenue from our mobility and gaming licensees. The increase in royalty and license revenue in North America was relatively less than the increases in Asia and Europe, resulting in the decrease in the percentage of revenues attributed to North America as a part of total revenue.

	September 30,		Change	% Change
OPERATING EXPENSES	2015	2014
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,198	$2,238	$960	43%
% of total revenue	22%	19%	3%
Research and development	$3,471	$2,718	$753	28%
% of total revenue	24%	23%	1%
General and administrative	$6,241	$5,274	$967	18%
% of total revenue	44%	44%	—%
Amortization of intangibles	$3	$15	$(12)	(80)%
% of total revenue	—%	—%	—%
Nine months ended:
Sales and marketing	$11,078	$7,638	$3,440	45%
% of total revenue	24%	19%	5%
Research and development	$10,697	$8,782	$1,915	22%
% of total revenue	23%	22%	1%
General and administrative	$21,253	$17,745	$3,508	20%
% of total revenue	45%	45%	—%
Amortization of intangibles	$18	$55	$(37)	(67)%
% of total revenue	—%	—%	—%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $776,000 increase in compensation, benefits, and other related costs mainly due to increased headcount. We expect that sales and marketing expenses will continue to increase in 2015 as we continue to invest in sales and marketing to further our focus on increasing market acceptance for our touch technologies and expanding our focus on the content and media business.

The increase in sales and marketing expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to a) increased compensation, benefits, and other related costs of $2.2 million, mainly due to increased headcount; b) increased marketing, advertising, and public relations costs of $783,000 mainly due to current marketing initiatives and tradeshows; and c) increased consulting services costs of $248,000 mainly due to sales initiatives in the period.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $539,000 increase in compensation, benefits, and other related costs mainly due to increased headcount. We believe that continued significant investment in research and development is critical to our future success, and we expect to make increased investments in areas of research and technology development to support future growth including investment in our content and media business.

The increase in research and development expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to a $1.5 million increase in compensation, benefits, and other related costs and a $177,000 increase in travel costs, mainly due to increased headcount.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a $651,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount, and a $349,000 increase in legal and professional fees. The increased legal and professional fees were primarily due to an $897,000 increase in professional services and licensing related legal expenses and a $142,000 increase in patent related legal costs, partially offset by a $690,000 decrease in litigation expense relating to ongoing and completed litigation. Our general and administrative expenses will continue to be significant as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights and defend any lawsuits brought against us, or we initiate litigation against others to enforce our IP or contractual rights.

The increase in general and administrative expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to increased legal and professional fees of $2.0 million and increased compensation, benefits, and other related costs of $1.7 million mainly due to increased headcount. The increased legal and professional fees were primarily due to a $2.8 million increase in professional services and licensing related legal expenses, partially offset by a $714,000 decrease in litigation expense and a $128,000 decrease in patent related legal costs.

	September 30,		Change	% Change
PROVISION FOR TAXES	2015	2014
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(1,015)	$(599)	$(416)	69%
Income before provision for income taxes	1,199	1,672
Effective tax rate	84.7%	35.8%

Nine months ended:
Provision for income taxes	$(1,647)	$(1,774)	$127	(7)%
Income before provision for income taxes	3,367	4,880
Effective tax rate	48.9%	36.4%
Provision for Income Taxes — During the three months ended September 30, 2015, we continued with the reorganization of our international operations which commenced in the prior period and is expected to be complete by December 2015. The purpose of this reorganization is to more closely align our corporate structure with the international nature of our business activities and includes an international structure that, among other things, consists of research and development cost-sharing arrangements, certain licenses and other contractual arrangements between us and our wholly owned foreign subsidiaries. The nature of the transactions to be undertaken in the reorganization include changes to our legal entity structure, to more closely align the structure with the international nature of our business activities, the transfer of certain IP rights to one of our foreign subsidiaries, and the implementation of contractual agreements, including research and development cost-sharing arrangements, between the U.S. entity and its wholly owned foreign subsidiaries. There were no other expenses incurred, in relation to the reorganization described above, outside of those related to income taxes.
We expect that this reorganization will result in a lower percentage of pre-tax income being subject to U.S. federal statutory tax rate. However, the realization of any expected tax benefits is contingent upon numerous factors, including our ability to achieve our projected revenue and earnings both domestically and in the various countries in which the reorganization took place and the judgments of tax authorities in several jurisdictions which may impact our ability to realize the benefits from this reorganization. A change in these factors in future periods relative to our current assumptions may result in additional income tax expense being recorded in future filings.
In 2015, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Although we expect to reduce taxes paid in cash, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent actual earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates.
For the three months ended September 30, 2015 we recorded a provision for income taxes of $1.0 million yielding an effective tax rate of 84.7% For the three months ended September 30, 2014, we recorded a provision for income taxes of $599,000 yielding an effective tax rate of 35.8% . The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for income tax for the three months ended September 30, 2015 also includes tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization of our international operations during the period.The change in tax provision results primarily from the effects of the above described reorganization, including an increase to the valuation allowance for certain deferred tax assets and, to a lesser extent, the change in income before provision for income taxes.

For the nine months ended September 30, 2015 we recorded a provision for income taxes of $1.6 million yielding an effective tax rate of 48.9%. For the nine months ended September 30, 2014, we recorded a provision for income taxes of $1.8 million yielding an effective tax rate of 36.4%. The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for income tax for the nine months ended September 30, 2015 also includes tax expense on intercompany profits that resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization of our international operations during the period. The change in tax provision results primarily from the effects of the above described reorganization and the change in income before provision for income taxes.
As of September 30, 2015, we recorded deferred charges related to the deferral of income tax expense on intercompany profits that resulted from the sale of our IP rights described above. The deferred charges are included in the "prepaid expenses and other current assets" and "prepaid income tax" lines of the condensed consolidated balance sheets in the amounts of $2.0 million and $7.5 million, respectively. The deferred charges are amortized as a component of income tax expense over the five-year economic life of the intellectual property. During the three months and the nine months ended September 30, 2015, we amortized approximately $500,000 of these deferred charges.
We also maintain liabilities for uncertain tax positions. We expect to release reserves and record an immaterial tax benefit due to the expiration of the applicable statute of limitations during the next 12 months. As of September 30, 2015, we had unrecognized tax benefits under ASC 740 "Income Taxes", of approximately $5.9 million including interest of $80,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $2.1 million.
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
On September 30, 2015, our cash, cash equivalents, and short-term investments totaled $67.2 million, an increase of $9.8 million from $57.4 million on December 31, 2014.
Cash provided by operating activities
Net cash provided by operating activities during the nine months ended September 30, 2015 was $12.3 million, an increase of $9.2 million from the $3.1 million provided by operating activities during the nine months ended September 30, 2014. Cash provided by operating activities during the nine months ended September 30, 2015 was primarily the result of our net income of $1.7 million, an increase of $10.4 million due to a change in deferred income taxes due to their use to reduce tax obligations, an increase of $1.5 million due to a change in accounts receivable mainly as a result of the timing of invoices and cash collections, an increase of $1.1 million due to a change in accrued compensation and other liabilities mainly from an increase in accruals for compensation and benefit related items, and an increase of $1.0 million in deferred revenue mainly due to additional upfront payments from customers. These increases were partially offset by a decrease of $7.5 million due to additional prepaid income taxes and a decrease of $2.2 million due to a change in prepaid expenses and other current assets. Cash provided by operating activities during the current period was also affected by noncash charges of $5.0 million, including $4.2 million of noncash stock-based compensation and $790,000 in depreciation and amortization.
Cash provided by investing activities
Net cash provided by investing activities during the nine months ended September 30, 2015 was $4.6 million, an increase of $1.3 million compared to the $3.3 million provided by investing activities during the nine months ended September 30, 2014. Net cash provided by investing activities was due to the maturation of short-term investments of $38.0 million, partially offset by purchases of short-term investments of $29.0 million and purchases of property and equipment of $4.4 million.
Cash provided by (used in) financing activities
Net cash provided by financing activities during the nine months ended September 30, 2015 was $1.8 million compared to $10.4 million used in financing activities during the nine months ended September 30, 2014, an increase in cash provided of

$12.2 million. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options and the issuance of common stock under our ESPP of $1.8 million.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. On November 1, 2007, our board of directors authorized a share repurchase program of $50 million and on October 22, 2014 authorized another $30 million. At September 30, 2015, there was $34.4 million remaining under the share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2015 will be less than $5.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2014. Our principal commitments as of September 30, 2015 consisted of obligations under operating leases. There have been no material changes in those obligations during the nine months ended September 30, 2015.
As of September 30, 2015, we had a liability for unrecognized tax benefits totaling $5.9 million including interest of $80,000, of which approximately $2.1 million could be payable in cash. We expect to release reserves and record an immaterial tax benefit due to the expiration of statute of limitations during the next twelve months.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $56.0 million as of September 30, 2015, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $233,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2015.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of September 30, 2015, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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

•	challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies;

•	difficulties in obtaining new licensees for yet-to-be commercialized technology because their suppliers may not be ready to meet stringent price, quality and parts availability requirements;

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
Samsung Electronics accounted for approximately 32% and two other customers accounted for 18% and 14% of our total revenues, respectively, for the nine months ended September 30, 2015. Samsung Electronics accounted for approximately 38% and two other customers accounted for 17% and 10% of our total revenues, for the nine months ended September 30, 2014. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources.

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
We currently have sales personnel in Japan, Korea, Taiwan, China, and Switzerland and we intend to continue to expand our international activities, including continued investment in Asia. International operations are subject to a number of difficulties and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	import and export restrictions, duties, tariffs, quotas and other barriers;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in establishing and enforcing IP rights;

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
Our international operations could also increase our exposure to international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents.
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
A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Finally, as some of our key patents expire related to video game peripherals, we may need to persuade our licensees that other patents in our portfolio continue to be relevant which could result in the expenditure of significant resources and/or failure to persuade the licensee of the relevance of the patents.
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
We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. For example, we have recently announced the introduction of haptics-enabled mobile game applications from well-known publishers. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves customer acquisition and retention measures, increases monetization, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While our early pilot and user studies are encouraging, such data is preliminary and may be inaccurate or may not be accepted by third parties. While we do not anticipate any meaningful revenue associated with this initiative in 2015, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted. In addition, if we fail to properly manage the licensing of rights in our OEM and content businesses, we may inadvertently impair our ability to monetize our technology in one of these businesses and our results of operations would be negatively impacted.
We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the nine months ended September 30, 2015 and 2014, 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights may result in substantial legal expenses and risk, could lead to counterclaims, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
We had an accumulated deficit of $81 million as of September 30, 2015, have only recently achieved profitability, and may not maintain profitability in the future.
As of September 30, 2015, we had an accumulated deficit of $81 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

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
Third parties have previously claimed and may in the future claim that we or our customers are infringing upon their IP rights. Even if we believe that such claims are without merit or that we are not responsible for them under the indemnification or other terms of our customer license agreements, they can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our software technologies or services in the United States and abroad. Claims of IP infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to perform its contractual obligations.
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
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or our tax position that we take. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the restructuring.
Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable taxing provisions and achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted.
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
Date: October 30, 2015

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