Form 10-K
period 2015-12-31
IMMERSION CORP
filed 2016-02-26
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-27969
Immersion Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
50 Rio Robles
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $229,858,038 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 18, 2016: 28,359,860.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2016 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION
2015 FORM 10-K ANNUAL REPORT

Forward-looking Statements
In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I
Item 1.   Business
Overview
Immersion Corporation (“Immersion”) is a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with cutting-edge products and experience the digital world around them. Our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and partners to bring these tactile experiences to consumers. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized for end users. Our primary business is currently in the mobility, gaming, automotive and medical markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social and advertising content, virtual and augmented reality, and wearables.
We have adopted a “hybrid” business model, under which we provide advanced tactile software, related tools and technical assistance to certain customers, and offer licenses to our patented intellectual property (“IP”) to other customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,100 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
We were incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999.
Our Business Strategy
Our goal is to continue to be the technology and market leader in haptic technologies and drive the adoption of our touch technology across markets and applications to improve user experiences in the digital realm. Key aspects of our strategy include:
Innovate: Develop and patent our innovative technology to provide haptics in mobile, gaming, automotive, medical, wearable, content and other products and services to transform user experiences with unique and customizable tactile effects.
Drive Adoption: Communicate the advantages of our patented innovations and technologies to the relevant industries and encourage their adoption through demonstrations and incorporation in the offerings of world-class companies.
Expand Markets and Applications: Work closely with component suppliers, chip vendors, systems integrators, content enablers and other partners to broaden the use of haptics within our current core markets and to expand it into emerging markets, such as wearables, virtual and augmented reality, and the Internet of Things.
Monetize: License our technology to customers for use in the creation, distribution and playback of high quality haptic experiences in various products, services and markets.
We rely on the skills and talent of our employees to successfully execute our strategy through ongoing innovation, licensing activities, and collaboration with customers and partners to ensure that high quality tactile experiences are brought to market. Accordingly, we seek to hire and retain employees with world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategies. In order to attract these high caliber employees, we have created an environment and culture that fosters and supports research, development, and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing. We believe we have created a compelling company for inventive and entrepreneurial technology professionals who are able to work within our supportive corporate environment to innovate, execute on our opportunities and drive strong growth.

We drive substantially all of our revenue from licensing of our software and patents. Parties licensed to our IP regard that act as an investment-one which is devalued when unlicensed parties use our IP. Litigation is the primary method by which we ensure that the value licensed parties have placed on our IP is honored and protected. Litigation against unlicensed third parties as a strategy is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products without fairly remunerating us, litigation is the proper public step to protect our property as well as inform existing licensees that we are protecting their investment. As haptics gains wider acceptance in the market. the likelihood of unlicensed use of our IP increases. This could result in ongoing litigation as we seek to protect the investment that we and our valid licensees have made in the technology.

Haptics and Its Benefits
While the digital world offers many advanced technologies and capabilities, it often fails to provide us with the meaningful touch experiences that inform and enrich our real-world interactions. As we experience the physical world in our everyday lives, we rely on our sense of touch to provide us with reassuring context and confirmation, to bring us closer to one another through rich communications, and to enjoy entertainment, sports and other activities through realistic engagement. Without these tactile qualities, our digital experiences can feel flat and ineffective, pale reflections of the real world.
Immersion haptic technologies breathe life back into digital experiences, restoring the missing elements of confirmation, realism and rich communication to the digital world:
Confirmation: Today’s touchscreens, touch pads, and other touch surfaces can lack the physical feedback that is provided by mechanical keyboards and switches and that we need to fully understand the context of our interactions. By providing users with intuitive and unmistakable tactile confirmation as they push virtual buttons and scroll through lists, haptics can instill confidence, increase input speed, reduce errors and improve safety. This is especially important in environments that involve distractions, such as automotive and commercial applications, where audio or visual confirmation is insufficient.
Realism: Haptics can inject a sense of realism into user experiences by exciting the senses and allowing the user to become immersed in the action and nuance of the application. For example, in haptically-enhanced videos, mobile games and simulations that integrate audio-visual content with tactile sensations, users can literally feel guns recoil, engines revving, and the crack of a baseball bat crushing a home run. As another example, medical students and doctors can practice performing cardiac procedures by using simulation systems that realistically recreate the forces that would be encountered in navigating pacing leads through a beating heart.
Rich Communications: When humans communicate through touch, they are better able to establish emotional connections and feelings of closeness. In mobile devices and wearables, haptics can enhance voice, chat and video applications by creating a sense of physical presence, allowing for more personal and engaging communications between users. Moreover, haptics can offer users a discreet and unobtrusive way of exchanging meaningful information without disruptive audio or visual feedback.
We believe these features of our haptic technology are broadly applicable to a number of markets and devices. By continuing to enhance these features through further research and development, we believe we will serve as a strategic partner for our customers and partners in helping them develop a more compelling user experience for consumers.

Our Offering

We provide software, IP and haptic expertise to our customers through a variety of different offerings, including software licenses, patent licenses, and combined licenses that cover both software and patents. In most cases, our software licenses include services, design tools and software development kits (“SDKs”), as well as licenses to our patents to the extent necessary to implement the licensed software, with the specific rights and restrictions to the applicable patents described in the license agreements. When we offer patent licenses, we provide the customer with a defined right to use our patented innovations in its own products by allowing them to use specified aspects of our broad international patent portfolio, subject to limitations by specific field of use and other restrictions. In certain cases, we also provide our patent licensees with enablement tools such as reference designs and prototypes, technical and design services as well as other assistance and support.
Our agreements are typically structured with fixed, variable or a mix of fixed and variable royalty and/or license payments over certain defined periods, as well as, in certain cases, fees for support or other services.
Software Offerings
We generally license our software as part of Immersion TouchSense-branded offerings that are intended to address the needs of our target markets. Our TouchSense offerings include haptic creation, deployment and playback software, SDKs, developer and enablement tools and documentation, technical and design services, as well as support.
TouchSense Haptic Enabling Kits: Targeted to the mobile device, wearables, and consumer electronics markets, TouchSense Haptic Enabling Kits consist of solutions enabling the design of tactile effects used in device interfaces and applications, and enhancing the playback of haptic content. Our toolkits enable original equipment manufacturers (“OEMs”) and their suppliers to easily add customized haptic experiences to their own branded devices and other products. Our offerings include TouchSense Haptic Enabling Kit for Mobile OEMs and TouchSense Haptic Enabling Kit for Wearable OEMs.
TouchSense Haptic Development Kits: Targeted to mobile developers, platform providers, advertisers and content creators, TouchSense Haptic Development Kits consist of design tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects in mobile content, including games, ads and video. TouchSense Haptic Development Kits offer high fidelity tactile effects to augment and enhance mobile content, while ensuring quality playback within consumer devices. Our offerings include TouchSense Haptic Development Kit for Mobile Games and TouchSense Haptic Development Kit for Mobile Videos. TouchSense Haptic Development Kit offerings have not yet generated revenue for us as of December 31, 2015.
Patent Licenses

Through more than twenty years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and devote substantial resources to ensure that our IP coverage of the haptic landscape is as comprehensive as possible. Our growing portfolio now includes more than 2,100 worldwide issued or pending patents, which support our TouchSense offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques, to name a few.
Haptic Expertise
As described above, we frequently offer our expertise to licensees to help them design and integrate touch effects into their products. This expertise includes engineering and integration services, design kits for prototyping, authoring tools, and application programming interfaces (“APIs”).
Engineering and Integration Services: We offer engineering assistance, including technical and design assistance and integration services that allow our licensees to incorporate our touch-enabling solutions and technologies into their products at a reasonable cost and within a shortened time frame, allowing them to bring products to market quickly by using our years of haptic development and solution deployment expertise. We offer product development solutions including software libraries, design, prototype creation, technology transfer, actuator selection, component sourcing, SDKs, sample source code, comprehensive documentation, and other engineering services. In addition, we help ensure a quality end-user experience by offering testing and certification services to a number of licensees and ecosystem participants such as actuator vendors.
Design Kits for Prototyping: We offer several design kits for customers to use for technology evaluation, internal evaluation, usability testing, and focus group testing. The kits include components and documentation that designers, engineers, and system integrators need for prototyping tactile effects into existing or sample products and applications.
Authoring Tools: In addition to TouchSense Haptic Development Kits, we license authoring tools that enable haptic designers and software developers in other markets, such as console gaming, to quickly design and incorporate customized touch feedback into their applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptically-enabled device.
Application Programming Interfaces: Our APIs provide haptic-effect generation capability. This allows designers and software programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, and other devices) to allow flexibility and reusability. Others are crafted to meet the needs of a particular customer or industry.
Platform Independent Solutions: Our software driver and API technologies have been designed to be easily ported to a variety of operating systems including Android, Tizen, Linux, and Windows.
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer TouchSense Haptic Enabling Kits and patent licenses, as well as haptic expertise, to OEMs in the mobile device, wearables, and consumer electronics markets. In addition, certain of our integrated circuit partners preload their integrated circuits with certain of our less fully-featured TouchSense software and offer these integrated circuits to OEMs in the mobile device market.
Our licensees currently include some of the top makers of mobile devices in the world, including Fujitsu, Gionee, HTC, Huawei, Kyocera, LG Electronics, Meizu, and Toshiba, as well as integrated circuit manufacturers such as Texas Instruments.
In addition to working with device manufacturers, we provide our TouchSense Haptic Development Kits to application developers, advertising networks and other content ecosystem participants to enable them to easily incorporate tactile effects into mobile games, advertisements and other content. Our licensees have included Bandai Namco, iDreamSky, LeTV, Opera Mediaworks, Rovio Entertainment, Slate, Showtime, and Ubisoft.
For the years ended December 31, 2015, 2014, and 2013, respectively, 62%, 60%, and 66% of our total revenues were generated from OEMs and integrated circuit customers in the mobile communications market.
Console and PC Gaming: We have licensed our patents directly to Microsoft and Sony Computer Entertainment for use in their console gaming products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our gaming licensees include Bensussen Deutsch & Associates, Guillemot, Logitech, Mad Catz, Microsoft, Performance Designed Products, Razer, and Sony.
For the years ended December 31, 2015, 2014, and 2013, respectively, 24%, 27%, and 21% of our total revenues were generated from customers in the PC and console gaming markets.
Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Electric Co., Continental, Marquardt, Panasonic Automotive Systems, SMK Corporation, and Tokai Rika.
For the years ended December 31, 2015, 2014, and 2013, respectively, 7%, 5%, and 5% of our total revenues were from automotive customers.
Medical: We offer patent licenses to the medical market. Our current licensees include CAE Healthcare, Laerdal Medical A/S, Simbionix, Stryker Medical (formerly MAKO Surgical), and SOFAR.
For the years ended December 31, 2015, 2014, and 2013, respectively, 7%, 8%, and 8% of our total revenues were from medical customers.
Manufactured Products
As of December 2013, we ceased selling manufactured products and only license our patents and software. Our 2013 product solutions, which did not represent a material part of our business, were limited to components used for design kits. All products produced were from contracted manufacturing services.
Sales
Our sales are somewhat seasonal, with holiday shipments of our customers’ mobility and gaming products in the fourth quarter typically generating per unit royalties in our first quarter. Seasonal fluctuations have not been extremely significant to our overall revenue trends in the past. As we are increasingly entering into license agreements that include recurring fixed payments to us, we anticipate that our sales may become less seasonal over time.
We employ a consolidated direct sales force in the United States, Europe, and Asia to license our software and patents across our target markets and augment that sales force via partnerships and licensing agreements with component suppliers and system integrators.
Additional information about significant customers is incorporated herein by reference to Note 15 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.
Competition
Our biggest source of competition derives from decisions made by internal design groups at our OEM and other customers, as well as potential customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, as well as whether to develop their own haptic solutions.
In the event we have granted or grant a license to our patent portfolio to a customer, its internal design group may design technology that is less expensive to implement or that enables products with higher performance or additional features. In some cases, the customer may elect not to include haptics in its products or other offerings due to the higher costs associated with incorporating haptics.
In addition to licensing customers directly, we have also licensed semiconductor manufacturers to incorporate certain of our less fully-featured software into their integrated circuits for use in certain electronic devices.
The principal competitive factors impacting our business are the strength of the patents underlying our technology, as well as the technological expertise and design innovation and the use, reliability and cost-effectiveness of our software solutions. We believe we compete favorably in all these areas.
Our competitive position is also impacted by the competitive positions of our licensees’ products and other offerings. Our licensees’ markets are highly competitive. We believe that the principal competitive factors in our licensees’ markets include price, performance, user-centric design, ease-of-use, quality, and timeliness of products, as well as the licensee’s responsiveness, capacity, technical abilities, established customer relationships, distribution channels and access to retail shelf space, advertising, promotional programs, and brand recognition. Touch-related benefits in some of these markets may be viewed simply as enhancements and compete with non-touch-enabled technologies.

Research and Development
Our success depends on our ability to invent and improve our technologies in a timely manner; to design and develop software to meet specifications based on research and our understanding of customer needs and expectations; to offer tools and technology that enable high-quality, end-to-end haptic experiences, from the time of creation to the time of playback; and to collaborate with our licensees who are integrating our technologies into theirs.
Engineering: We have assembled a multi-disciplinary team of highly skilled engineers and scientists with the experience required for development of touch-enabling technology. The team’s experience includes skills related to mechanical engineering, electrical engineering, embedded systems and firmware, control techniques, software, quality control, haptic content design, and project and process management. This team continues to generate patents that strengthen our IP position.
Application Engineering and Technical Support: We may provide application engineering and technical support during integration of our touch-enabling technology into customer products and other offerings, including content. To facilitate the validation and adoption of touch-enabling technology, we have developed various design kits. These kits may include actuators, mounting suggestions, controller boards, software libraries, programming examples, and documentation. Our application engineers support customer use of these design kits, including through phone and e-mail technical support and onsite training. This team continues to generate patents that strengthen our IP position.
Research: We have multi-disciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our research team works with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value added solutions. This team continues to generate patents, actively contributing to the strength of our IP position.
User Experience: We have a dedicated team of user interaction specialists, focusing on user research and design to enable new and improved applications of haptics. We have unique expertise in haptics, usability, content creation, and interface design. Our team works with existing and potential partners to help them determine the best implementation of haptics in their specific application. This team works on the cutting edge of new user interface paradigms using haptics, resulting in an ongoing generation of patents, actively contributing to the development of new IP for us.
For the years ended December 31, 2015, 2014, and 2013, research and development expenses were $14.8 million, $11.8 million, and $10.9 million respectively.
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
Our failure to obtain or maintain adequate protection for our IP rights for any reason could hurt our competitive position. There is no guarantee that patents will be issued from the patent applications that we have filed or may file. Our issued patents may be challenged, invalidated, or circumvented, and claims of our patents may not be of sufficient scope or strength, or issued in the proper geographic regions, to provide meaningful protection or any commercial advantage. Our position and revenue resulting from licensing our patents can also be affected by the expiration of patents and our ability to persuade licensees that other patents in our portfolio continue to be relevant.
At the end of 2015, we and our wholly owned subsidiaries had over 2,100 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. Some of our U.S. patents began expiring in 2007.
Financial Information about Industry Segments and Geographic Areas
We manage our operations and allocate resources as a single reporting segment. Additional information about our business segments and geographic areas is incorporated herein by reference to Note 15 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.
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
Employees
As of December 31, 2015, we had 156 full-time and part-time employees, including 75 in research and development, 44 in sales and marketing, and 37 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.
Executive Officers
The following table sets forth information regarding our executive officers as of February 18, 2016.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer and Member of the Board of Directors	58
Paul Norris	Chief Financial Officer	53
Mahesh Sundaram	Vice President, Worldwide Sales and Customer Support	45
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
Mahesh Sundaram joined Immersion in October 2014. He is responsible for leading our worldwide sales and customer support organization to support the growing opportunities of Immersion technology. Prior to joining Immersion, Mr. Sundaram was Vice President, Asia Pacific of Dolby Laboratories, a global innovator and developer of audio, imaging and voice technologies for cinema, home theaters, PCs, mobile phones, and games, from October 2008 to October 2014. Mr. Sundaram also served as a Director of Consumer Electronics Market Segment at Dolby Laboratories, from July 2006 to September 2008. From January 1996 to November 2003, he managed product marketing for Intel, one of the largest manufacturers of semiconductors for PCs, servers, phones, tablets, and consumer electronic devices, where he was responsible for product marketing and bringing new products and technologies to market in the Asia Pacific region. Mr. Sundaram holds a Bachelor of Engineering in electrical engineering from University of Mumbai.

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
Samsung Electronics accounted for approximately 32%, 38%, and 47% of our total revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Two other customers each accounted for 18% and 14% of our revenues in 2015 and for 17% and 12% of our revenues in 2014. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period, including Samsung whose agreement with us expired on December 31, 2015. If we fail to renew or lose a major customer or group of customers, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources. In addition, if potential customers or customers with expiring agreements view the loss of one of our major customers as an indicator of the value of our software and/or the strength of our intellectual property, they may choose not to take or renew a license which could adversely affect our operating results.
Our current or any future litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
We have been in the past and are currently a party to various legal proceedings, including current litigation we initiated against Apple, AT&T and AT&T Mobility. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending or any future litigation will continue to be costly, given the significant resources available to our current adverse parties, and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Although protecting our intellectual property is a fundamental part of our business, at times, our litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions. As a result, until such time as it is resolved or concluded, litigation could adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I, Item 3, “Legal Proceedings”.
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
Our business depends on generating revenues by licensing our IP rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business; and

•
our pending litigation against Apple, AT&T and AT&T Mobility LLC may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.

In addition, our patents will continue to expire according to their terms, including the expiration of several gaming patents in 2015. We may experience a decrease in gaming royalty and license revenue due to expiration of these patents. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•
policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States.

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Apple, AT&T and AT&T Mobility for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights may result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
Future revenue is difficult to predict, and our failure to predict revenue accurately may cause our results to be below our expectations or those of investors and result in our stock price declining.
Our lengthy and costly license negotiation cycle and any IP litigation that we may engage in making the amount and/or timing of future revenue difficult to predict because we may not be successful in entering into or renewing licenses with our customers on our estimated timelines, and we may be reliant on litigation timelines, which are difficult to control, with unpredictable results.
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
As more fully described under Part I, Item 3, “Legal Proceedings,” we are currently appealing a judgment invalidating three of our patents. At this time, the briefing for the appeal has been completed and we are awaiting a hearing date with the Federal Circuit. We cannot predict the outcome of the appeal. If there is a final adverse ruling invalidating the patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be reduced. The resulting reduction in license fees and royalties could harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.
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
We currently have sales personnel in Japan, Korea, China, and Switzerland. International operations are subject to a number of difficulties and special costs, including:

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
One of our biggest sources of competition is derived from decisions made by internal design groups at our customers and potential customers. These internal design groups typically make choices regarding whether to implement haptics or not, whether to use our software or other standard haptic capability (e.g., haptic capability offered by the Android operating system), or even whether to develop their own haptic solutions. In instances where the design team elects not to use our software but implements unlicensed haptic capability, we may seek to enforce our IP. If the customer is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
In our license agreements, we typically grant licenses to our patent portfolio for one or more specified fields of use. Depending on the specific terms of our agreement with a customer, the customer’s internal design group may be able to develop technology that is less expensive to implement or that enables products with higher performance or additional features than our own technology and products. Many of these internal design groups have substantially greater resources, greater financial strength and lower cost structures than we do. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.
We also license to semiconductor manufacturers who incorporate certain of our less fully-featured software into their integrated circuits for use in certain electronic devices. While our relationships with these semiconductor manufacturers increases our distribution channels by leveraging their sales channels, it is possible that customers may elect to implement haptics using less fully-featured software integrated circuit solutions rather than the higher-end solutions we offer directly, which may negatively impact our financial results.
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

A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Finally, as some of our key patents have expired related to video game peripherals, we may need to persuade our licensees that other patents in our portfolio continue to be relevant which could result in the expenditure of significant resources and/or failure to persuade the licensee of the relevance of the patents.
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
We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. For example, we have recently announced the introduction of haptics-enabled mobile game applications from well-known publishers and haptics-enabled advertisements and movie trailers. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves customer acquisition and retention measures, increases monetization, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While our early pilot and user studies are encouraging, such data is preliminary and may be inaccurate or may not be accepted by third parties. While we do not anticipate any meaningful revenue associated with this initiative in 2016, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted. In addition, if we fail to properly manage the licensing of rights in our OEM and content businesses, we may inadvertently impair our ability to monetize our technology in one of these businesses and our results of operations would be negatively impacted.
We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.
A key part of our business strategy is to license our software and IP to OEMs that manufacture and sell products incorporating our touch-enabling technologies. For the years ended December 31, 2015, 2014, and 2013, 97%, 98%, and 97% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
We had an accumulated deficit of $80 million as of December 31, 2015, have only recently achieved profitability, and may not maintain profitability in the future.

As of December 31, 2015, we had an accumulated deficit of $80 million. We need to generate significant ongoing revenue to maintain consistent profitability. We will continue to incur expenses as we:

•	engage in research and develop our technologies;

•	increase our sales and marketing efforts;

•	attempt to expand the market for touch-enabled technologies and products;

•	protect and enforce our IP;

•	expand our international presence in connection with the recently implemented reorganization of our corporate organization;

•	incur costs related to litigation; and

•	acquire IP or other assets from third-parties.
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
Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s Xbox One gaming product or any other haptic related product. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices, tablets, personal computers, and virtual and augmented reality. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments may decline.
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
Our business relies in part on the uniform and historically consistent application of U.S. patent laws and regulations. There are numerous recent changes to the patent laws and the rules of the U.S. Patent and Trademark Office, which may have a significant impact on our ability to protect our technology and enforce our IP rights. For example, on September 16, 2011, President Obama signed the Leahy-Smith America Invents Act, which codified significant changes to the U.S. patent laws, including, among other things, changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, replacing interference proceedings with derivation actions and creating a post-grant opposition process to challenge patents after they have been issued. The U.S. Patent and Trademark Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith America Invents Act, and many of the substantive changes to patent law associated with the Leahy-Smith America Invents Act, and in particular, the “first inventor to file” provisions. It is not clear what impact the Leahy-Smith Act will have on the operation of our business and the protection and enforcement of our intellectual property. In addition, in recent years, the courts have interpreted U.S. patent laws and regulations differently, and in particular the U.S. Supreme Court has decided a number of patent cases and continues to actively review more patent cases than it has in the past. Some of these changes or potential changes may not be advantageous for us, and may make it more difficult to obtain adequate patent protection or to enforce our patents against parties using them without a license or payment of royalties. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights, and could have a deleterious effect on our licensing program and, therefore, the royalties we can collect.
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
We have recently completed a reorganization of our corporate organization. The purpose of this reorganization was to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring activity is anticipated to allow us to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international sales operations, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions.
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the restructuring.
Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable taxing provisions, as well as on our achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted.
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
Any failure to provide high quality and reliable technologies, whether caused by our own failure or failures of our suppliers or customers, could damage our reputation and reduce demand for our technologies. Our technologies have in the past contained, and may in the future contain, undetected errors or defects. Some errors in our technologies may only be discovered after a customer’s product incorporating our technologies has been shipped to customers. Any errors or defects discovered in our technologies after commercial release could result in product recalls, loss of revenue, loss of customers, and increased service and warranty costs, any of which could adversely affect our business.
Our customers may have difficulties obtaining the components necessary to manufacture haptic-based products, which could harm our business and results of operations.
In order to manufacture haptic-based products, our OEM customers require components such as actuators and amplifiers. The inability of suppliers to deliver adequate supplies of these components could disrupt our OEM customers’ production processes, which would harm our business and results of operations. In addition, if our OEM customers choose to use lower quality actuators as a cost-saving measure, the technical performance of our software may be adversely affected which could also harm our business and results of operations. Certain of our newer products require new types of components that we expect will be developed and sold by our ecosystem partners. Failure of our ecosystem partners to bring these products to market in a timely and quality fashion at attractive prices may negatively affect our ability to secure customers for these newer products which could harm our business and results of operations. Component suppliers to customers could also be affected by natural disasters and other similar events, including losses due to earthquakes.

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
A change in accounting standards, policies, or practices, such as the new revenue accounting standard that will become effective for us in our fiscal year ending December 31, 2018, Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers: Topic 606”, can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
Any repurchases pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that any repurchases will continue to be made under the program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under the plan will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue our stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.
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

Item 1B.   Unresolved Staff Comments
None.
Item 2.  Properties
We lease a facility in San Jose, California of approximately 42,000 square feet, which serves as our corporate headquarters and includes our sales, marketing, administration, and research and development functions. The lease for this facility expires in April 2023 and we have an option to renew through April 2028.
We lease a facility in Montreal, Quebec, Canada of approximately 10,000 square feet, for our subsidiary, Immersion Canada Corporation. The facility is used for research and development and administration functions. The lease for this property expires in December 2018.
We also lease office space in Seocho-gu, Seoul, Korea; Shanghai, China; Beijing, China; Zhonghe City, Taipei, Taiwan; Tokyo, Japan; Mriehel, Birkirkara, Malta; and Dublin, Ireland.
We believe that our existing facilities are adequate to meet our current needs.
Item 3.  Legal Proceedings
Immersion Corporation vs. Apple, Inc., AT&T Inc., and AT&T Mobility LLC
On February 11, 2016, we filed a complaint against Apple, Inc. ("Apple"), AT&T, Inc. ("AT&T"), and AT&T Mobility LLC ("AT&T Mobility") with the U.S. International Trade Commission (the “ITC”) and a complaint against Apple, AT&T and AT&T Mobility in the U.S. District Court for the District of Delaware alleging that the Apple iPhone 6, iPhone 6 Plus, iPhone 6s, iPhone 6s Plus, Apple Watch, Apple Watch Sport and Apple Watch Edition infringe certain of our patents that cover haptic feedback systems and methods.

In the ITC complaint, we are seeking an exclusion order preventing the importation, sale for importation, and sale after importation of infringing Apple devices into the United States by the defendants and appropriate cease and desist orders. In the U.S. District Court suit, we are alleging infringement of the same patents and are seeking to stop further infringement by the defendants, and to recover damages.
The complaints assert infringement by the Apple iPhone 6, Apple iPhone 6 Plus, Apple iPhone 6s, Apple iPhone 6s Plus, Apple Watch, Apple Watch Sport and Apple Watch Edition of the following two Immersion patents:
U.S. Patent No. 8,619,051: "Haptic Feedback System with Stored Effects"
U.S. Patent No. 8,773,356: "Method and Apparatus for Providing Tactile Sensations"
The complaints also assert infringement by the iPhone 6s and iPhone 6s Plus of the following Immersion patent:
U.S. Patent No. 8,659,571: "Interactivity Model for Shared Feedback on Mobile Devices"
Although we believe we have strong claims, this litigation is at its early stages and the outcome of litigation is inherently uncertain. Furthermore, Apple and AT&T have significant resources and therefore, this litigation could be protracted.
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
Trial was scheduled to begin on March 23, 2015. On March 23, 2015, we announced that we agreed to enter into a settlement and license agreement with HTC, resolving the patent infringement litigation, but preserving our right to appeal the invalidity ruling affecting three of our patents. Under the settlement and license agreement, HTC will pay an undisclosed amount of compensation for prior shipments of its devices containing Basic Haptics and an additional undisclosed amount of compensation for a license to continue to manufacture and sell devices with Basic Haptics. On March 31, 2015 the Court entered a Final Judgment providing that HTC does not infringe the ‘105, ‘181, and ‘720 patents solely because the Court ordered that HTC prevailed on its affirmative defense of invalidity, and dismissing our claims of infringement of the ‘846 and ‘288 patents pursuant to the settlement and license agreement. On April 21, 2015, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal has been docketed as Case No. 15-1574.
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

	High	Low
Fiscal year ended December 31, 2015
Fourth Quarter	$14.45	$10.71
Third Quarter	$13.90	$10.37
Second Quarter	$13.03	$8.87
First Quarter	$10.32	$7.72
Fiscal year ended December 31, 2014
Fourth Quarter	$9.62	$7.20
Third Quarter	$14.72	$8.51
Second Quarter	$12.79	$10.00
First Quarter	$12.60	$9.69
On February 18, 2016, the closing price was $8.01 per share and there were 88 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The graph below depicts a five-year comparison of cumulative total shareholder returns for Immersion common stock, the NASDAQ Composite Index, and the RDG Technology Composite Index. The graph assumes an investment of $100 for the five-year period commencing on December 31, 2010 and ending on December 31, 2015, in Immersion’s common stock, and in the NASDAQ Composite and the RDG Technology Composite indices, and reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Immersion Corporation
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2010	2011	2012	2013	2014	2015
Immersion Corporation	$100	$77	$102	$155	$141	$174
NASDAQ Composite	100	101	117	166	189	200
RDG Technology Composite	100	101	115	153	178	181
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to Note 9 to the notes to our consolidated financial statements.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for each of the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements, and accompanying notes, included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements which are not included in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$63,393	$52,937	$47,470	$32,169	$30,635
Costs and expenses	58,674	46,970	43,866	38,897	32,514
Operating income (loss)	4,719	5,967	3,604	(6,728)	(1,879)
Income tax benefit (provision) from continuing operations	(1,591)	(2,196)	36,483	(792)	(1,816)
Income (loss) from continuing operations	2,858	4,123	40,155	(7,350)	(3,491)
Gain from discontinued operations (net of tax)	—	—	—	153	61
Net income (loss)	2,858	4,123	40,155	(7,197)	(3,430)
Basic net income (loss) per share:
Continuing operations	$0.10	$0.15	$1.42	$(0.27)	$(0.12)
Discontinued operations	—	—	—	0.01	—
Total	$0.10	$0.15	$1.42	$(0.26)	$(0.12)
Shares used in calculating basic net income (loss) per share	28,097	28,246	28,190	27,735	28,564
Diluted net income (loss) per share:
Continuing operations	$0.10	$0.14	$1.37	$(0.27)	$(0.12)
Discontinued operations	—	—	—	0.01	—
Total	$0.10	$0.14	$1.37	$(0.26)	$(0.12)
Shares used in calculating diluted net income (loss) per share	29,015	29,144	29,338	27,735	28,564

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$64,931	$57,361	$71,112	$43,546	$56,285
Working capital	53,749	58,025	64,249	38,378	49,245
Total assets	105,415	97,521	110,575	48,011	60,794
Total stockholders’ equity	86,615	76,603	80,671	29,278	37,891

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended. The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth in Item 1A, “Risk Factors,” those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to release the results of any revisions to these forward-looking statements that could occur after the filing of this report.
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

•
Delivery has occurred. We deliver software to our customers physically and also electronically. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•
The fee is fixed or determinable. Our arrangement fee is based on the use of standard payment terms which are those that are generally offered to the majority of customers. For transactions involving extended payment terms, we deem these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

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

Royalty and license revenue — We license our patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Certain of these are variable fee arrangements where the royalties earned by us are based on unit or sales volumes of the respective licensees. We also enter into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments. We recognize fixed license fee revenue for licenses when earned under the terms of the agreements, which generally results in recognition on a straight-line basis over the expected term of the license.
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
We use the Monte-Carlo Simulation model to value our stock options with a market condition. Valuation techniques such as the Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of our future stock prices.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 is effective for reporting periods beginning after December 15, 2016 with early adoption permitted for any interim or annual periods that have not been issued. We have decided to adopt ASU 2015-17 prospectively as of December 31, 2015 and as such, prior balance sheets were not retrospectively adjusted. We believe that this change in principle will provide more useful information as deferred assets and liabilities will be classified in one area on the balance sheet, while the prior method of classifying deferred taxes separately into current and noncurrent amounts generally would not always reflect when the related temporary difference would reverse and become a taxable or deductible item. In addition, this change will reduce complexity as we will no longer need to allocate valuation allowances between current and noncurrent.
See Note 11 to the consolidated financial statements for further information concerning income taxes.
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
Overview of 2015
We continued to invest in research, development, sales, and marketing in our key lines of business. Key events in the year were as follows:

•
We increased our royalty and license revenue by 19% and our overall revenue by 20% for the year ended December 31, 2015 compared to 2014. The increase in royalty and license revenue was driven mainly by our mobility licensees and, to a lesser extent, by increases from our automotive, gaming, and medical licensees.

•
Our net income was $2.9 million for the year ended December 31, 2015 compared to net income of $4.1 million for the year ended December 31, 2014. The decrease in net income of $1.2 million was primarily due to increased expenses of $11.7 million which primarily consisted of increased compensation, benefits, and other related costs of $7.2 million from increased headcount, increased legal and professional fees of $2.7 million, and increased consulting and outside services fees of $863,000. The impact of these increased expenses was partially offset by an increase in gross profit of $10.5 million primarily due to additional royalty and license revenue and a decrease in tax provision of $605,000. See Note 11 to the consolidated financial statements for additional information on our income taxes.

In 2016, we expect royalty and license revenue, mainly from our mobility business, to be the major component of our revenue as our technology continues to be included in our licensees’ products and as we continue to execute our patent licensing program in mobility. Our gaming royalty and license revenue could be adversely impacted in 2016 by the expiration of several gaming patents in 2015. Revenue may also decrease due to timing and an uncertainty of contract renewals. IP litigation, including our pending litigation with Apple and AT&T, may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, foreign currency exchange rates, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors and adverse rulings affecting our patents. For a further discussion of these and other risk factors, see Item 1A, “Risk Factors.”
The following table sets forth our consolidated statements of income data as a percentage of total revenues:

	Years Ended December 31,
	2015	2014	2013
Revenues:
Royalty and license	97.3%	97.9%	97.2%
Product sales	—	—	0.2
Development, services, and other	2.7	2.1	2.6
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	0.7	0.9	1.0
Sales and marketing	23.2	20.6	19.7
Research and development	23.3	22.3	22.9
General and administrative	45.4	44.9	48.6
Amortization of intangibles	—	0.1	0.2
Total costs and expenses	92.6	88.8	92.4
Operating income	7.4	11.2	7.6
Interest and other income	0.3	1.1	0.3
Other expense	(0.7)	(0.4)	(0.2)
Income before provision for income taxes	7.0	11.9	7.7
Benefit (provision) for income taxes	(2.5)	(4.1)	76.9
Net income	4.5%	7.8%	84.6%

Revenues

			Percent			Percent
	2015	Change	Change	2014	Change	Change	2013
	($ in thousands)
Royalty and license	$61,677	$9,873	19%	$51,804	$5,650	12%	$46,154
Product sales	—	—	—%	—	(105)	(100)%	105
Development, services, and other	1,716	583	51%	1,133	(78)	(6)%	1,211
Total revenue	$63,393	$10,456	20%	$52,937	$5,467	12%	$47,470
2015 Compared to 2014
Royalty and license revenue — Royalty and license revenue is comprised of royalties earned on sales by our licensees and license fees charged for our technology. The increase in royalty and license revenue was driven primarily by increases from our mobility licensees and, to a lesser extent, by increases from our automotive, gaming, and medical licensees.
Variable royalty revenue based on shipping volumes and per unit prices increased to $29.8 million for the year ended December 31, 2015 from $21.6 million for the year ended December 31, 2014. The increase in 2015 variable royalty revenue was primarily due to increased volume from our mobility customers and, to a lesser extent, due to higher royalty rates and timing of revenue recognition. Fixed payment license revenue increased to $31.9 million for the year ended December 31, 2015 from $30.2 million for the year ended December 31, 2014, mainly due to a non-recurring license fee from a completed contract of $2.0 million.
Royalty and license revenue from mobility customers increased by 23% primarily due to a non-recurring license fee from a completed contract of $2.0 million and to a lesser extent increased volume from our new and existing customers. We anticipate that our mobility business will continue to be of primary importance.
Royalty and license revenue from automotive customers increased by 53%, primarily due to our technology being incorporated in an increased volume of vehicles sold by existing licensees and to a lesser extent the timing of revenue recognition.
Royalty and license revenue from gaming customers increased by 5%, primarily due to increased sales by our licensees of products containing our technology. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue also increased by 14% for medical customers primarily due to increased sales volumes from our licensees and timing of revenue recognition; partially offset by decreased license fees.
We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Our gaming royalty and license revenue could be adversely impacted in 2016 by the expiration of several gaming patents in 2015. Revenue may also decrease due to timing and an uncertainty of contract renewals.
Development, services, and other revenue — Development, services, and other revenue is comprised primarily of development work, implementation support, and other contract engineering services provided to customers. Development, services, and other revenue increased mainly due to a non-recurring service fee from a completed contract of $0.6 million. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development, services, and other revenue to be a significant part of total revenues in the future.
For 2015 revenues generated in North America, Europe, and Asia represented 28%, 5%, and 67%, respectively, compared to 29%, 3%, and 68%, respectively, for 2014. The slight shift in revenues among regions was mainly due to an increase in royalty and license revenue in Asia primarily due to an increase in royalty revenue from our mobility and automotive licensees. The increase in royalty and license revenue in North America was primarily due to increased revenue from our mobility and gaming customers. The increase in royalty and license revenue in Europe was primarily due to increased revenue from our automotive, gaming, and medical customers. The increases in royalty and license revenue in Asia and North America were relatively less than the increase in Europe, resulting in the decreases in these regions as a percentage of revenues.
2014 Compared to 2013

Royalty and license revenue — The increase in royalty and license revenue was driven primarily by increases from our gaming licensees and, to a lesser extent, by increases from our automotive, mobility, and medical licensees.
Variable royalty revenue based on shipping volumes and per unit prices increased to $21.6 million for the year ended December 31, 2014 from $19.5 million for the year ended December 31, 2013. The increase in 2014 variable royalty revenue was primarily from our gaming and automotive customers. This increase was partially offset by lower variable royalty revenue from our mobile customers as 2013 included approximately $2 million from the overlapping receipt of both contract completion or tail period revenue and new revenue under an agreement that expired and was subsequently renewed during 2013, an event that did not recur in 2014. Fixed payment license revenue increased to $30.2 million for the year ended December 31, 2014 from $26.7 million for the year ended December 31, 2013, due to increased license fees from gaming and mobility licensees and, to a lesser extent, by increases from our medical and automotive licensees.
Royalty and license revenue from gaming customers increased by 50%, primarily due to license fees and the sale of gaming console products, including the Sony PlayStation 4.
Royalty and license revenue from automotive customers increased by 13%, primarily due to a new customer contract in Europe, as well as our technology being incorporated in an increased volume of vehicles sold by our licensees.
Royalty and license revenue from mobility customers increased by 2%, primarily due to increased license revenue from our licensees in Asia; partially offset by the fact that 2013 revenue included approximately $2 million from the overlapping receipt of both tail period revenue and new revenue under an agreement that expired and was subsequently renewed during 2013, an event that did not recur in 2014.
Royalty and license revenue also increased by 1% for medical customers, primarily due to increased license fees, partially offset by a decreased level of sales by licensees.
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
Expenses

			Percent			Percent
	2015	Change	Change	2014	Change	Change	2013
	($ in thousands)			($ in thousands)
Sales and marketing	$14,674	$3,778	35%	$10,896	$1,558	17%	$9,338
Research and development	14,785	2,992	25%	11,793	910	8%	10,883
General and administrative	28,755	5,001	21%	23,754	650	3%	23,104
Amortization of intangibles	20	(47)	(70)%	67	(12)	(15)%	79
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for 2015 as compared to 2014 was primarily due to increased compensation, benefits, and other related costs of $2.8 million, mainly due to increased headcount and benefits; increased marketing and advertising expenses of $551,000 mainly due to marketing initiatives and tradeshows; and increased consulting and outside services of $254,000 due to tradeshows and sales initiatives in 2015. We expect that sales and marketing expenses will increase in 2016 as we continue to invest in sales and marketing to further market acceptance for our touch technologies and expanding our focus on the content and media business.
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
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for 2015 as compared to 2014 was primarily due to increased compensation, benefits, and other related costs of $2.1 million, mainly due to increased headcount and benefits; and increased consulting and outside services expense of $609,000, related to our investment in projects to continue inventing and improving our haptic technologies. We believe that continued investment in research and development is critical to our future success, and we expect to continue to make investments in areas of research and development to support future growth including our content and media business.
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
General and Administrative — Our general and administrative expenses are primarily composed of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and an allocation of facilities costs. The increase in general and administrative expenses for 2015 as compared to 2014 was primarily due to increased legal and professional expenses of $2.7 million and increased compensation, benefits, and other related costs of $2.3 million. The increased legal and professional expenses were primarily due to increased professional services and license fee expenses of $4.3 million, partially offset by decreased litigation expenses of $1.6 million relating to ongoing and completed litigation. The increased compensation, benefits, and other related costs were mainly due to increased headcount, benefits, and stock compensation expense. Our general and administrative expenses will continue to be significant as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple, AT&T and AT&T Mobility, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.
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

Interest and Other Income
Other Expense

			Percent			Percent
	2015	Change	Change	2014	Change	Change	2013
	($ in thousands)			($ in thousands)
Interest and other income	$177	$(403)	(69)%	$580	$401	224%	$179
Other expense	$(447)	$(219)	96%	$(228)	$(117)	105%	$(111)
Interest and Other Income — Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income decreased in 2015 compared to 2014 and increased in 2014 compared to 2013 as a result of a non-recurring gain of $344,000 in 2014 that did not reoccur in 2015.
Other Expense — Other expense consist primarily of translation exchange rate losses. Other expense increased in 2015 compared to 2014 and in 2014 compared to 2013 as a result of exchange rate losses from our foreign subsidiaries.

Benefit (provision) for Taxes

			Percent			Percent
	2015	Change	Change	2014	Change	Change	2013
	($ in thousands)			($ in thousands)
Benefit (provision) for income taxes	$(1,591)	$605	(28)%	$(2,196)	$(38,679)	(106)%	$36,483
Income before provision for income taxes	4,449			6,319			3,672
Effective tax rate	35.8%			34.8%			(993.5)%

During the year ended December 31, 2015, we commenced and completed a reorganization of our international operations. The purpose of this reorganization is to more closely align our corporate structure and income tax profile with the international nature of our business activities. Steps taken to achieve the reorganization included making changes to our legal entity structure, transferring certain IP rights to one of our foreign subsidiaries, and the implementation of contractual agreements, including research and development cost-sharing arrangements, between the U.S. entity and its wholly owned foreign subsidiaries. There were no other expenses incurred, in relation to the reorganization described above, outside of those related to income taxes.
We expect that this reorganization will result in a lower percentage of pre-tax income being subject to U.S. federal statutory tax rate. However, our ability to realize the expected tax benefits of this reorganization is contingent upon numerous factors, including our ability to achieve our projected revenue and earnings both domestically and in the various countries in which the reorganization took place and the judgments of tax authorities in several jurisdictions. A change in these factors in future periods relative to our current assumptions may result in additional income tax expense being recorded in future filings.
For 2015 we recorded a provision for income taxes of $1.6 million yielding an effective tax rate of 35.8% The 2015 provision includes the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for income tax for 2015 also includes tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization described above. The change in tax provision results primarily from the effects of the above described reorganization, including an increase to the valuation allowance against certain deferred tax assets and, to a lesser extent, the change in income before provision for income taxes for each tax jurisdiction.
In 2016, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Although we expect to reduce taxes paid in cash, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent actual earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates. Based upon activity during the year ended December 31, 2015, we continue to maintain a valuation allowance of $1.5 million against U.S. federal deferred tax assets based on our conclusion that it was not more likely than not that they would be utilized. We also maintain a valuation allowance of $6.6 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowance as of December 31, 2015.
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
Prior to December 31, 2013, we maintained a valuation allowance against all of our deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and limited visibility into our near term projected results. This valuation allowance was maintained since the likelihood of the realization of those assets had not become “more likely than not” based on our assessment of available evidence. We completed a full evaluation of the realizability of deferred tax assets during the fourth quarter of 2013. The process of evaluating the need to continue with a valuation allowance against deferred tax assets was highly subjective and required significant judgment at many points during the analysis. Based on our analysis and a review of all positive and negative evidence related to historical operations, future projections of taxable income which include fixed fees to be recognized under existing non-cancelable license agreements, and tax planning strategies, we determined that it was more likely than not that certain of our federal deferred tax assets would be realizable. For the year ended December 31, 2013, we released the valuation allowance against certain of our U.S. federal and foreign deferred tax assets which resulted in a tax benefit of $36.8 million. We concluded that it was not more likely than not that certain other U.S. federal deferred tax assets would be utilized and, accordingly, maintained a valuation allowance of $1.1 million against these deferred tax assets. We also determined there was not sufficient evidence to support the release of the valuation allowance against our state and certain other foreign deferred tax assets. Accordingly, we maintained a valuation allowance of $6.0 million against these deferred tax assets.
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
As of December 31, 2015, our cash, cash equivalents, and short-term investments totaled $64.9 million, an increase of $7.5 million from $57.4 million on December 31, 2014, primarily due to cash receipts from our customers.
Cash provided by (used in) operating activities — Net cash provided by operating activities during 2015 was $10.0 million compared to $291,000 provided by operating activities in 2014, an increase of $9.7 million. Cash provided by operating activities during 2015 was primarily the result of our net income of $2.9 million, an increase of $9.9 million due to a change in deferred income taxes used to reduce tax obligations, an increase of $3.8 million due to a change in accrued compensation and other current liabilities mainly from an increase in accruals for compensation and benefit related items, and an increase of $1.8 million due to a change in accounts receivable arising from the timing of invoices and cash collections. These increases were partially offset by a decrease of $7.0 million due to additional prepaid income taxes, a decrease of $6.4 million due to the recognition of revenue from customers that previously had been deferred, and a decrease of $1.9 million due to a change in prepaid expenses and other current assets. Cash provided by operating activities during 2015 was also affected by noncash charges of $6.5 million, including $5.5 million of noncash stock-based compensation and $1.0 million in depreciation and amortization.
Net cash provided by operating activities during 2014 was $291,000 compared to $21.2 million provided by operating activities in 2013, a decrease of $20.9 million. Cash provided by operating activities during 2014 was primarily the result of our net income of $4.1 million, and an increase of $1.9 million due to a change in deferred income taxes due to their use to reduce tax payments. These increases were partially offset by a decrease of $6.8 million due to the recognition of revenue from customers that previously had been deferred, a decrease of $2.4 million due to a change in accounts receivable arising from the timing of invoices and cash collections, and a decrease of $2.2 million due to a change in accrued compensation and other current liabilities mainly from a decrease in accruals for compensation and benefit related items. Cash provided by operating activities during 2014 was also affected by noncash charges of $5.9 million, including $5.3 million of noncash stock-based compensation and $567,000 in depreciation and amortization.
Cash provided by (used in) investing activities — Net cash used in investing activities during 2015 was $1.3 million, compared to the $13.3 million provided by investing activities during 2014, an increase in cash used of $14.6 million. Net cash used in investing activities during 2015 consisted of purchases of short-term investments of $44.9 million and purchases of property, plant, and equipment of $4.4 million. This was partially offset by maturities of short-term investments of $48.0 million. Net cash provided by investing activities during 2014 was $13.3 million, compared to the $18.2 million used in investing activities during 2013, an increase in cash provided of $31.5 million. Net cash provided by investing activities during 2014 consisted of maturities of short-term investments of $57.0 million. This was partially offset by purchases of short-term investments of $43.0 million and purchases of property, plant, and equipment of $779,000.
Cash provided by (used in) financing activities — Net cash provided by financing activities during 2015 was $1.9 million compared to $13.3 million used in financing activities during 2014, an increase in cash provided of $15.2 million. Net cash provided by financing activities during 2015 consisted primarily of exercises of stock options and the issuance of common stock under the ESPP of $1.9 million. Net cash used in financing activities during 2014 was $13.3 million compared to $6.6 million provided by financing activities during 2013, or a decrease in cash provided of $19.9 million. Net cash used in financing activities during 2014 consisted primarily of repurchases of common stock of $15.0 million, partially offset by the exercises of stock options and the issuance of common stock under the ESPP of $1.7 million.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $64.9 million as of December 31, 2015, less than 15% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. On November 1, 2007, our board of directors authorized a share repurchase program of $50 million. In addition, on October 22, 2014, our board of directors authorized another $30 million under the share repurchase program. $34.4 million remains under the share repurchase program as of December 31, 2015. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2016 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, “Risk Factors.” Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
Summary Disclosures about Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2015 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6,557	$934	$1,788	$1,711	$2,124
At December 31, 2015, we had a liability for unrecognized tax benefits totaling $6.3 million including interest of $82,000, of which approximately $407,000 could be payable in cash. We did not have any other significant non-cancellable purchase commitments as of December 31, 2015.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $54.0 million as of December 31, 2015, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximate $197,000 in the fair value of our cash equivalents and short-term investments as of December 31, 2015.
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

Item 8. Financial Statements and Supplementary Data
IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California
We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 26, 2016

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,013	$14,380
Short-term investments	39,918	42,981
Accounts and other receivables (net of allowances for doubtful accounts of: $15 and $28, respectively)	1,213	3,021
Deferred income taxes	—	9,377
Prepaid expenses and other current assets	2,790	845
Total current assets	68,934	70,604
Property and equipment, net	4,589	1,207
Deferred income tax assets	24,633	25,419
Prepaid income taxes	6,995	—
Intangibles and other assets, net	264	291
Total assets	$105,415	$97,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650	$669
Accrued compensation	4,840	1,906
Other current liabilities	2,999	2,225
Deferred revenue	6,696	7,779
Total current liabilities	15,185	12,579
Long-term deferred revenue	2,516	7,827
Other long-term liabilities	1,099	512
Total liabilities	18,800	20,918
Commitments and contingencies (Notes 8 and 14)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 34,845,310 and 34,225,778 shares issued, respectively; 28,329,416 and 27,715,387 shares outstanding, respectively	212,115	204,876
Accumulated other comprehensive income	86	102
Accumulated deficit	(79,948)	(82,806)
Treasury stock at cost: 6,515,894 and 6,510,391 shares, respectively	(45,638)	(45,569)
Total stockholders’ equity	86,615	76,603
Total liabilities and stockholders’ equity	$105,415	$97,521
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Royalty and license	$61,677	$51,804	$46,154
Product sales	—	—	105
Development, services, and other	1,716	1,133	1,211
Total revenues	63,393	52,937	47,470
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	440	460	462
Sales and marketing	14,674	10,896	9,338
Research and development	14,785	11,793	10,883
General and administrative	28,755	23,754	23,104
Amortization of intangibles	20	67	79
Total costs and expenses	58,674	46,970	43,866
Operating income	4,719	5,967	3,604
Interest and other income	177	580	179
Other expense	(447)	(228)	(111)
Income before provision for income taxes	4,449	6,319	3,672
Benefit (provision) for income taxes	(1,591)	(2,196)	36,483
Net income	$2,858	$4,123	$40,155
Basic net income per share:	$0.10	$0.15	$1.42
Shares used in calculating basic net income per share	28,097	28,246	28,190
Diluted net income per share:	$0.10	$0.14	$1.37
Shares used in calculating diluted net income per share	29,015	29,144	29,338
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	(16)	(10)	3
Total other comprehensive income (loss)	(16)	(10)	3
Total comprehensive income	$2,842	$4,113	$40,158
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at January 1, 2013	32,278,330	$186,822	$109	$(127,084)	4,982,744	$(30,569)	$29,278
Net income				40,155			40,155
Unrealized gain (loss) on available-for-sale securities, net of taxes			3				3
Issuance of stock for ESPP purchase	36,921	198					198
Exercise of stock options	956,633	6,393					6,393
Release of restricted stock units and awards, including related stock compensation	347,882	3,482					3,482
Stock based compensation for stock options		1,162					1,162
Balances at December 31, 2013	33,619,766	$198,057	$112	$(86,929)	4,982,744	$(30,569)	$80,671
Net income				4,123			4,123
Unrealized gain (loss) on available-for-sale securities, net of taxes			(10)				(10)
Repurchase of stock					1,527,647	(15,000)	(15,000)
Issuance of stock for ESPP purchase	38,298	381					381
Exercise of stock options	205,744	1,304					1,304
Release of restricted stock units and awards, including related stock compensation	361,970	3,976					3,976
Tax benefit/(deficiency) from the stock incentive plans		(161)					(161)
Stock based compensation for stock options		1,319					1,319
Balances at December 31, 2014	34,225,778	$204,876	$102	$(82,806)	6,510,391	$(45,569)	$76,603
Net income				2,858			2,858
Unrealized gain (loss) on available-for-sale securities, net of taxes			(16)				(16)
Repurchase of stock					—	—	—
Issuance of stock for ESPP purchase	45,820	367					367
Exercise of stock options	239,071	1,630			5,503	(69)	1,561
Release of restricted stock units and awards, including related stock compensation	334,641	3,059					3,059
Tax benefit/(deficiency) from the stock incentive plans		(228)					(228)
Stock based compensation for stock options		2,411					2,411
Balances at December 31, 2015	34,845,310	$212,115	$86	$(79,948)	6,515,894	$(45,638)	$86,615
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$2,858	$4,123	$40,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	996	500	584
Amortization of intangibles	20	67	79
Stock-based compensation	5,470	5,295	4,644
Allowance for doubtful accounts	(6)	16	8
Loss on disposal of equipment	10	52	11
Changes in operating assets and liabilities:
Accounts and other receivables	1,814	(2,439)	1,272
Inventories	—	—	141
Deferred income taxes	9,935	1,893	(36,850)
Prepaid income taxes	(6,995)	—	—
Prepaid expenses and other current assets	(1,945)	(155)	16
Other assets	(36)	(39)	(152)
Accounts payable	(19)	(10)	341
Accrued compensation and other current liabilities	3,750	(2,241)	2,788
Deferred revenue	(6,394)	(6,755)	8,206
Other long-term liabilities	587	(16)	(91)
Net cash provided by operating activities	10,045	291	21,152
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(44,910)	(42,953)	(94,931)
Proceeds from maturities of short-term investments	48,000	57,000	77,000
Purchases of property and equipment	(4,430)	(779)	(234)
Net cash provided by (used in) investing activities	(1,340)	13,268	(18,165)
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	367	381	198
Exercise of stock options	1,561	1,304	6,393
Purchases of treasury stock	—	(15,000)	—
Net cash provided by (used in) financing activities	1,928	(13,315)	6,591
Net increase in cash and cash equivalents	10,633	244	9,578
Cash and cash equivalents:
Beginning of year	14,380	14,136	4,558
End of year	$25,013	$14,380	$14,136
Supplemental disclosure of cash flow information:
Cash paid for taxes	$156	$47	$18
Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment	$18	$60	$24
Cashless option exercise under company stock plan	$69	$—	$—
Release of Restricted Stock Units and Awards under company stock plan	$3,059	$3,976	$3,482
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   Significant Accounting Policies
Description of Business
Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. The company focuses on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with cutting-edge products and experience the digital world around them. The Company has adopted a “hybrid” business model, under which it provides advanced tactile software, related tools, and technical assistance to certain customers; and offers licenses to the Company's patented intellectual property (“IP”) to other customers.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries, Immersion Canada Corporation; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; Immersion (Shanghai) Science & Technology Company, Ltd.; and Immersion Technology International Ltd. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
The Company recognizes an impairment charge in the consolidated statement of income when a decline in value is judged to be other than temporary based on the specific identification method. Other-than-temporary impairment charges may exist when the Company has the intent to sell the security, will more likely than not be required to sell the security, or does not expect to recover the principal.
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

•
The fee is fixed or determinable. The Company’s arrangement fee is based on the use of standard payment terms, which are those that are generally offered to the majority of customers. For transactions involving extended payment terms, the Company deems these fees not to be fixed or determinable for revenue recognition purposes and revenue is deferred until the fees become due and payable.

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

Royalty and license revenue — The Company licenses its patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Certain of these are variable fee arrangements where the royalties earned by the Company are based on unit or sales volumes of the respective licensees. The Company also enters into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties are based upon customer shipments or revenues and could be subject to change and may result in out of period adjustments. The Company recognizes fixed license fee revenue for licenses when earned under the terms of the agreements, which generally results in recognition on a straight-line basis over the expected term of the license.
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

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Advertising expense	$265	$344	$322
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
Comprehensive Income
Comprehensive income includes net income as well as other items of comprehensive income or loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on short term investments, net of tax.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-9”), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-9 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, ASU 2014-09 is effective for the Company and is expected to be adopted in the first quarter of fiscal 2018. The standard permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment, and the Company is in the process of determining the method of adoption and evaluating the impact on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 is effective for reporting periods beginning after December 15, 2016 with early adoption permitted for any interim or annual periods that have not been issued. The Company has decided to adopt ASU 2015-17 prospectively for the fourth quarter of fiscal year 2015 and as such, previously issued balance sheets were not retrospectively adjusted. The adoption resulted in a $2.9 million classification from current deferred income taxes to noncurrent.

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
Financial instruments measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are classified based on the valuation technique in the table below:

	December 31, 2015			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$—	$39,918	$—	$39,918
Money market funds	14,032	—	—	14,032
Total assets at fair value	$14,032	$39,918	$—	$53,950
The above table excludes $11.0 million of cash held in banks.

	December 31, 2014			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$—	$42,981	$—	$42,981
Money market funds	11,524	—	—	11,524
Total assets at fair value	$11,524	$42,981	$—	$54,505
The above table excludes $2.9 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s consolidated balance sheets.

Short-term Investments

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$39,933	$—	$(15)	$39,918
Total	$39,933	$—	$(15)	$39,918

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$42,980	$1	$—	$42,981
Total	$42,980	$1	$—	$42,981
The contractual maturities of the Company’s available-for-sale securities on December 31, 2015 and December 31, 2014 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the years ended December 31, 2015 and 2014.

3.   Accounts and Other Receivables

	December 31,
	2015	2014
	(In thousands)
Trade accounts receivable	$935	$2,708
Receivables from vendors and other	278	313
Accounts and other receivables	$1,213	$3,021
4.   Property and Equipment

	December 31,
	2015	2014
	(In thousands)
Computer equipment and purchased software	$3,564	$3,418
Machinery and equipment	923	688
Furniture and fixtures	1,361	852
Leasehold improvements	3,838	1,295
Total	9,686	6,253
Less accumulated depreciation	(5,097)	(5,046)
Property and equipment, net	$4,589	$1,207

5.   Intangibles and Other Assets

	December 31,
	2015	2014
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,599)	(4,579)
Purchased patents and other purchased intangible assets, net	6	26
Other assets	258	265
Intangibles and other assets, net	$264	$291
The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. Amortization of intangibles was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Amortization of intangibles	$20	$67	$79
The table below includes estimated remaining annual amortization expense for purchased patents as of December 31, 2015.

Estimated Amortization Expense
(In thousands)
2016	$6
Total	$6
6.   Other Current Liabilities

	December 31,
	2015	2014
	(In thousands)
Accrued legal	$1,458	$1,065
Accrued services	849	518
Income taxes payable	129	69
Other current liabilities	563	573
Total other current liabilities	$2,999	$2,225
7.   Long-term Deferred Revenue
Long-term deferred revenue consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$1,263	$7,051
Other deferred revenue	1,253	776
Long-term deferred revenue	$2,516	$7,827
Deferred revenue for Sony Computer Entertainment represents deferred license revenue where payments have been received in advance of revenue recognition.

8.   Commitments
The Company leases several of its facilities under noncancelable operating lease arrangements that expire at various dates through 2023.
On November 12, 2014, the Company entered into an amendment to the lease of its primary facilities. The amendment terminated the prior lease of a San Jose, California facility of approximately 33,000 square feet as of May 2015, which had been scheduled to expire in December 2016. It also began the current lease of a San Jose, California facility of approximately 42,000 square feet as of February 2015. The lease contains provisions for leasehold improvement incentives and expires as of April 2023 and can be extended to April 2028. Minimum future lease payments obligations are as follows:

Operating Leases
(In thousands)
2016	934
2017	841
2018	947
2019	843
2020	868
Thereafter	2,124
Total	$6,557
Rent expense was as follows:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Rent expense	$1,291	$742	$549
9.   Stock-based Compensation
The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under these programs, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over 4 years and expire from 5 to 10 years from the date of grant. In addition to time based vesting, market condition based options are subject to a market condition: the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before their expiration. Restricted stock generally vests over one year. RSUs generally vest over 3 years. Awards granted other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

December 31,
2015
Common stock shares available for grant	1,322,579
Standard and market condition based stock options outstanding	3,796,533
Restricted stock awards outstanding	21,356
Restricted stock units outstanding	487,423
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2015, 603,558 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2015 are listed below. Shares purchased under the ESPP for the year ended December 31, 2014 are 38,298. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2015
Shares purchased under ESPP	45,820
Average price of shares purchased under ESPP	$8.00
Intrinsic value of shares purchased under ESPP	$160,000
Summary of Standard Stock Options
The following table sets forth the summary of standard stock option activity under the Company’s stock option plans for the years ended December 31, 2015, 2014, and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)
Outstanding at January 1, 2013	3,155,631	$6.65
Granted	1,058,700	10.20	$5.63
Exercised	(956,633)	6.68		$5,774
Forfeited	(10,531)	8.24
Expired	(20,000)	9.01
Outstanding at December 31, 2013	3,227,167	7.78
Granted	604,620	10.32	4.93
Exercised	(205,744)	6.34		1,125
Forfeited	(102,454)	7.20
Expired	(37,432)	10.19
Outstanding at December 31, 2014	3,486,157	8.30
Granted	525,840	10.15	4.56
Exercised	(239,071)	6.82		1,186
Forfeited	(116,425)	12.38
Expired	(59,968)	13.75
Outstanding at December 31, 2015	3,596,533	8.45
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.

Information regarding standard stock options outstanding at December 31, 2015, 2014, and 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2013
Options outstanding	3,227,167	$7.78	5.46	$9.9
Options vested and expected to vest using estimated forfeiture rates	2,994,044	7.61	5.41	9.6
Options exercisable	1,774,546	6.67	4.95	7.5
December 31, 2014
Options outstanding	3,486,157	$8.30	4.85	$6.6
Options vested and expected to vest using estimated forfeiture rates	3,319,308	8.21	4.80	6.6
Options exercisable	2,023,024	7.18	4.26	6.0
December 31, 2015
Options outstanding	3,596,533	$8.45	4.23	$12.5
Options vested and expected to vest using estimated forfeiture rates	3,452,487	8.36	4.16	12.3
Options exercisable	2,252,744	7.59	3.56	9.9
Additional information regarding standard options outstanding as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.70 - $3.72	17,938	3.19	$2.75	17,938	$2.75
3.85 - 3.85	600,000	3.87	3.85	600,000	3.85
4.24 - 6.12	493,241	2.92	5.94	464,786	5.93
6.23 - 8.09	410,349	5.35	7.52	167,009	6.85
8.18 - 9.19	440,433	4.35	8.90	236,822	8.85
9.20 - 9.20	44,300	2.54	9.20	44,300	9.20
9.53 - 9.53	810,000	4.18	9.53	384,374	9.53
9.65 - 12.20	392,427	5.48	11.50	138,690	11.49
12.22 - 15.12	287,845	5.08	13.16	98,825	14.32
16.57 - 16.57	100,000	1.74	16.57	100,000	16.57
$2.70 - $16.57	3,596,533	4.23	$8.45	2,252,744	$7.59

Summary of Market Condition Based Stock Options
In 2014, the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the seven year life of the options. The following table sets forth the summary of the market condition based option activity under the Company’s stock option plans for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised(In thousands)
Outstanding at January 1, 2014	—	$—
Granted	50,000	11.94	5.71
Exercised	—	—		$—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2014	50,000	11.94
Granted	150,000	8.09	3.64
Exercised	—	—		—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2015	200,000	9.05
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding these market condition based stock options outstanding at December 31, 2015 and 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(In millions)
December 31, 2014
Options outstanding	50,000	$11.94	6.15	$—
Options vested and expected to vest using estimated forfeiture rates	45,430	11.94	6.15	—
Options exercisable	—	—	—	—
December 31, 2015
Options outstanding	200,000	$9.05	5.92	$0.5
Options vested and expected to vest using estimated forfeiture rates	184,125	9.12	5.90	0.5
Options exercisable	—	—	—	—
Additional information regarding market condition based stock options outstanding as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.09 - $11.94	200,000	5.92	$9.05	—	$—

Summary of Restricted Stock Units
RSU activity for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2013	708,651
Awarded	294,150	$7.12
Released	(303,882)		$2,806
Forfeited	(30,863)
Outstanding at December 31, 2013	668,056
Awarded	265,630	11.35
Released	(317,970)		3,491
Forfeited	(50,825)
Outstanding at December 31, 2014	564,891
Awarded	281,290	8.16
Released	(299,277)		2,626
Forfeited	(59,481)
Outstanding at December 31, 2015	487,423
Information regarding RSU’s at December 31, 2015, 2014, and 2013 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(In millions)	Fair Value(In millions)
December 31, 2013
RSUs outstanding	668,056	0.91	$6.9	$6.9
RSUs vested and expected to vest using estimated forfeiture rates	583,711	0.89	6.1
December 31, 2014
RSUs outstanding	564,891	0.84	$5.3	$5.3
RSUs vested and expected to vest using estimated forfeiture rates	502,411	0.80	4.8
December 31, 2015
RSUs outstanding	487,423	0.90	$5.7	$5.7
RSUs vested and expected to vest using estimated forfeiture rates	414,934	0.87	4.8

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.
Summary of Restricted Stock Awards
Restricted stock award activity for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2013	44,000	$5.34
Awarded	44,000	14.09
Released	(44,000)	5.34	$676
Forfeited	—
Outstanding at December 31, 2013	44,000	14.09
Awarded	35,364	10.97
Released	(44,000)	14.09	483
Forfeited	—
Outstanding at December 31, 2014	35,364	10.97
Awarded	21,356	12.26
Released	(35,364)	10.97	434
Forfeited	—
Outstanding at December 31, 2015	21,356	12.26
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

Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of future stock prices for the Company.
The assumptions used to value option grants under the Company’s stock plans are as follows:

	Standard Stock Options
	2015	2014	2013
Expected life (in years)	4.7	4.7	4.9
Interest rate	1.4%	1.4%	0.8%
Volatility	56%	57%	70%
Dividend yield	—%	—%	—%

	Market Condition Based Stock Options
	2015	2014
Expected life (in years)	7.0	7.0
Interest rate	1.9%	2.2%
Volatility	65%	66%
Dividend yield	—%	—%

	Employee Stock Purchase Plan
	2015	2014	2013
Expected life (in years)	0.5	0.5	0.5
Interest rate	0.1%	0.1%	0.1%
Volatility	48%	43%	67%
Dividend yield	—%	—%	—%
Total stock-based compensation recognized in the consolidated statements of income is as follows:

	Year Ended December 31,
	2015	2014	2013
Income Statement Classifications	(In thousands)
Sales and marketing	$1,116	$1,117	$747
Research and development	1,303	1,267	1,040
General and administrative	3,051	2,911	2,857
Total	$5,470	$5,295	$4,644
As of December 31, 2015, there was $6.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.45 years for standard options, 2.92 years for market condition based options, 0.43 years for restricted stock awards and 1.59 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

10.   Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are included in the table below.

	Year Ended December 31, 2015
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$1	$101	$102
Other comprehensive income (loss) before reclassifications	(16)	—	(16)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(16)	—	(16)
Ending Balance	$(15)	$101	$86
Stock Repurchase Program
On November 1, 2007, the Company announced its board of directors’ authorized the repurchase of up to $50 million of the Company’s common stock. In addition, on October 22, 2014, the board of directors authorized another $30 million under the share repurchase program. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
There were no stock repurchases in 2015 under this stock repurchase program. During the year ended December 31, 2014, the Company repurchased 1,527,647 shares for $15,000,000 at an average cost of $9.82 net of transaction costs through open market repurchases. There were no stock repurchases in 2013 under this stock repurchase program. These amounts are classified as treasury stock on the Company’s consolidated balance sheet. As of December 31, 2015, the program remains available with approximately $34.4 million that may yet be purchased under it.

11. Income Taxes
Income tax benefit (provisions) consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income before provision for income taxes	$4,449	$6,319	$3,672
Benefit (provision) for income taxes	(1,591)	(2,196)	36,483
Effective tax rate	35.8%	34.8%	(993.5)%
The 2015 provision for income tax resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The 2015 provision for income tax also includes non-cash tax expense based on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the period, and also includes an increase to the valuation allowance against certain of the Company's deferred tax assets. The 2014 provision for income tax resulted primarily from the decrease in deferred tax assets and foreign withholding tax expense. The 2013 benefit for income tax resulted primarily from the partial release of the Company's valuation allowance.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. Based on the findings of the U.S. Tax Court, the Company has concluded that it is more likely than not that the Internal Revenue Service will uphold the U.S. Tax Court ruling and accordingly has excluded stock-based compensation from intercompany charges during the period. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
The Company reported pre-tax book income of:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Domestic	$21,160	$5,867	$3,349
Foreign	(16,711)	452	323
Total	$4,449	$6,319	$3,672
The benefit (provision) for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
United States federal	$(1,426)	$(218)	$(300)
State and local	(12)	(12)	(12)
Foreign	(389)	(75)	(55)
Total current	$(1,827)	$(305)	$(367)
Deferred:
United States federal	585	(2,137)	36,190
State and local	—	—	—
Foreign	(349)	246	660
Total deferred	236	(1,891)	36,850
	$(1,591)	$(2,196)	$36,483
In 2015, 2014, and 2013 the Company’s income tax payable was not decreased by the tax benefit related to stock options. The Company includes only the direct tax effects of employee stock incentive plans in calculating this benefit, which is recorded to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$6,824	$20,627
State income taxes	1	1
Deferred revenue	2,505	4,723
Research and development and other credits	10,626	8,898
Reserves and accruals recognized in different periods	6,395	4,803
Basis difference in investment	967	968
Capitalized R&D expenses	4,654	1,576
Depreciation and amortization	523	783
Deferred rent	243	83
Other	14	(3)
Total deferred tax assets	32,752	42,459
Valuation allowance	(8,119)	(7,663)
Net deferred tax assets	$24,633	$34,796
The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which involves weighing positive and negative evidence concerning the realizability of the Company’s deferred tax assets in each jurisdiction. As of December 31, 2015, based on its assessment of the realizability of its deferred tax assets, the Company maintains a partial valuation allowance against certain of its U.S. federal, state, and foreign deferred tax assets in each jurisdiction. The valuation allowance increased by $456,000.
In November 2015, the FASB issued Accounting Standards Update ASU No. 2015-17 “Balance Sheet Classification of Deferred Taxes” that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. In addition, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 is effective for reporting periods beginning after December 15, 2016 with early adoption permitted for any interim or annual periods that have not been issued. The Company has decided to adopt ASU2015-17 prospectively for the fourth quarter of fiscal year 2015 and as such, previously issued balance sheets were not retrospectively adjusted. The adoption resulted in a $2.9 million classification from current deferred income taxes to noncurrent.
As of December 31, 2015, the net operating loss carryforwards for federal and state income tax purposes were approximately $31.9 million and $52.3 million, respectively. The federal net operating losses expire between 2028 and 2033 and the state net operating losses begin to expire in 2028. $9.6 million of the Company’s net operating losses are associated with excess benefits related to stock compensation, when realized the amount will be an increase to additional paid in capital. The Company also has net operating loss carryforwards from Ireland of $3.0 million that can be carried forward indefinitely and do not expire. As of December 31, 2015, the Company had federal and state tax credit carryforwards of approximately $9.8 million and $1.4 million, respectively, available to offset future taxable income. The federal credit carryforwards will expire between 2016 and 2035 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2015, the Company has Canadian research and development credit carryforwards of $1.6 million, which will expire at various dates through 2035. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2015, the Company conducted an IRC Section 382 analysis with respect to its net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of the Company’s securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.

For purposes of the reconciliation between the benefit (provision) for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—%	—%	0.1%
Sale of IP rights to foreign subsidiary	22.5%	—%	—%
Benefit from foreign losses	7.8%	—%	—%
Foreign withholding	0.5%	3.5%	8.2%
Stock compensation expense	5.8%	3.8%	2.5%
Meals & entertainment	0.1%	0.1%	0.3%
Foreign rate differential	(24.0)%	(1.1)%	(1.7)%
Prior year true-up items	1.7%	(0.2)%	0.1%
Tax reserves	3.9%	0.8%	1.3%
Loss on foreign share transfer	5.9%	—%	—%
Credits	(35.5)%	(5.7)%	(11.0)%
Other	3.9%	(1.4)%	—%
Valuation allowance	8.2%	—%	(1,028.3)%
Effective tax rate	35.8%	34.8%	(993.5)%
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

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$1,744	$1,634	$628
Gross increases for tax positions of prior years	141	—	896
Gross decreases for tax positions of prior years	(15)	(4)	—
Gross increases for tax positions of current year	4,415	114	110
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Balance at end of year	$6,285	$1,744	$1,634
In July 2013, the FASB ratified ASU 2013-11, “Presenting an Unrecognized Tax Benefit (“UTB”) When a Net Operating Loss Carryforward Exists” (“ASU 2013-11”). ASU 2013-2 provides that an UTB, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 was effective for reporting periods beginning after December 15, 2013, and may be applied retrospectively. The impact was not significant on the Company’s consolidated results of operations and financial condition.
The unrecognized tax benefits relate primarily to federal and state research and development credits and intercompany profit on the transfer of certain IP rights to one of the Company’s foreign subsidiaries as part of the Company’s tax reorganization described above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2015, the Company accrued interest or penalties related to uncertain tax positions in the amount of $82,000. The Company expects to release reserves and record a tax benefit in the amount of $282,000 due to the expiration of statutes of limitations during the next 12 months. As of December 31, 2015, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $2.3 million.
Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
12.   Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. Diluted net income per share is computed using the weighted average common shares outstanding for the period plus dilutive potential shares including assumed release of unvested restricted stock and RSUs, assumed exercise of stock options, and assumed issuance of common stock under ESPP using the treasury stock method. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net income	$2,858	$4,123	$40,155
Denominator:
Shares used in computation of basic net income per share (weighted average common shares outstanding)	28,097	28,246	28,190
Dilutive potential common shares:
Stock options, ESPP, Restricted Stock and RSUs	918	898	1,148
Shares used in computation of diluted net income per share	29,015	29,144	29,338
Basic net income per share:	$0.10	$0.15	$1.42
Diluted net income per share:	$0.10	$0.14	$1.37
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
For the year ended December 31, 2015, options to purchase approximately 1.2 million shares of common stock with an exercise price greater than the average fair market value of the Company’s stock of $11.16 per share were not included in the calculation because the effect would have been anti-dilutive.
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

13.   Employee Benefit Plan
The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be made by the Company at its discretion. Beginning in January 2008, the Company matched 25% of the employee’s contribution up to $2,000 for the year.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Company contribution to 401 (k) plan	$127	$106	$91

14.   Contingencies
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
15.   Segment Reporting, Geographic Information, and Significant Customers
Segment Information
The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch when operating digital devices. The Company focuses on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. The Company manages these application areas in one operating and reporting segment with only one set of management, development, and administrative personnel.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses the performance of the Company using information about its revenue and operating loss. There is only one segment that is reported to management.
Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market was as follows:

	Years Ended December 31,
	2015	2014	2013
Mobile, Wearables, and Consumer	62%	60%	66%
Gaming Devices	24%	27%	21%
Automotive	7%	5%	5%
Medical	7%	8%	8%
Total	100%	100%	100%
Revenue by Region
The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2015	2014	2013
North America	28%	29%	28%
Europe	5%	3%	4%
Asia	67%	68%	68%
Total	100%	100%	100%

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2015	2014	2013
United States of America	27%	27%	26%
Korea	46%	51%	58%
Japan	14%	10%	7%
Countries of which none are more than 10% in a year	13%	12%	9%
Total	100%	100%	100%
Long-lived Assets by Country
The following is a summary of long-lived assets by country. Long-lived assets include net property and equipment, intangibles, and other assets. Geographic long-lived assets as a percentage of total long-lived assets by country were as follows:

	December 31,
	2015	2014
United States of America	88%	57%
Canada	8%	23%
Rest of World	4%	20%
Total	100%	100%
Significant Customers
Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Samsung Electronics	32%	38%	47%
Customer B	18%	17%	*
Customer C	14%	12%	*
Customer D	*	*	*
Customer E	*	*	*
Customer F	*	*	*
Total	64%	67%	47%
* Revenue derived from customer represented less than 10% for the period.
Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2015	2014	2013
Customer C	*	66%	*
Customer D	*	*	11%
Customer E	35%	16%	28%
Customer F	24%	*	*
* Represents less than 10% of the Company’s outstanding accounts and other receivables.

16.   Quarterly Results of Operations (Unaudited)
The following table presents certain consolidated statement of income data for the Company’s eight most recent quarters:

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(In thousands, except per share data)
Revenues (1)	$16,570	$14,313	$16,223	$16,287	$13,619	$12,051	$11,831	$15,436
Gross profit	16,477	14,196	16,108	16,172	13,484	11,947	11,730	15,316
Operating income (Loss)	1,289	1,283	2,217	(70)	1,194	1,702	117	2,954
Income (loss) before provision for taxes	1,082	1,199	2,263	(95)	1,439	1,672	261	2,947
Benefit (provision) for income taxes	56	(1,015)	(668)	36	(422)	(599)	(92)	(1,083)
Net income (loss)	1,138	184	1,595	(59)	1,017	1,073	169	1,864
Basic net income (loss) per share (2)	$0.04	$0.01	$0.06	$—	$0.04	$0.04	$0.01	$0.07
Shares used in calculating basic net income (loss) per share	28,305	28,190	28,070	27,818	27,733	28,505	28,383	28,370
Diluted net income (loss) per share (2)	$0.04	$0.01	$0.06	$—	$0.04	$0.04	$0.01	$0.06
Shares used in calculating diluted net income (loss) per share	29,322	29,134	28,906	27,818	28,430	29,351	29,210	29,382
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.
Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California
We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 26, 2016

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
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Ownership of Our Equity Securities,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2016 annual stockholders’ meeting.
Item 11.   Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors,” “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2016 annual stockholders’ meeting.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2016 annual stockholders’ meeting.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2016 annual stockholders’ meeting.
Item 14.   Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2016 annual stockholders’ meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules
The following financial statement schedule of Immersion Corporation for the years ended December 31, 2015, 2014, and 2013 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II—Valuation and Qualifying Accounts	Page 74
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws, dated October 31, 2007.	8-K	000-27969	3.4	November 1, 2007
3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969	3.1	August 14, 2000
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003
10.1*	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361	10.2	November 5, 1999
10.2*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999
10.3*	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	2.4	October 13, 2000
10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003
10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004
10.7*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004
10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007
10.9*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007
10.10*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007
10.11*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007
10.12*	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	10.38	August 8, 2008
10.13*	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	10-Q	000-27969	10.39	August 8, 2008
10.14*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008
10.15*	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	8-K	000-27969	99.01	March 4, 2009
10.16*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010
10.17*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010
10.18*	2011 Equity Incentive Plan.	10-Q	000-27969	10.1	August 5, 2011
10.19*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011
10.20*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.21*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011
10.22	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.23*	Offer Letter dated April 27, 2012 by and between Immersion Corporation and Paul Norris.	8-K	000-27969	10.2	May 3, 2012
10.24*	Retention and Ownership Change Event Agreement dated May 11, 2012 by and between Immersion Corporation and Paul Norris.	10-Q	000-27969	10.2	August 7, 2012
10.25	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013
10.26	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.	10-Q	000-27969	10.1	May 6, 2014
10.27*	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).	10-Q	000-27969	10.1	August 1, 2014
10.28	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.	10-Q	000-27969	10.1	October 31, 2014
10.29	First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.30*	Offer Letter dated December 19, 2013 by and between Immersion Corporation and Jason Patton.	10-K	000-27969	10.33	February 27, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.33*	Offer Letter dated November 24, 2014 by and between Immersion Corporation and Mahesh Sundaram.	10-K	000-27969	10.34	February 27, 2015
21.1	Subsidiaries of Immersion Corporation.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1+	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2+	Certification of Paul Norris, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

#	Certain information has been omitted and filed separately with the Commission. Confidential treatment has been granted with respect to the omitted portions.

*	Constitutes a management contract or compensatory plan.

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
Date: February 26, 2016

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

Name	Title	Date

/S/ VICTOR VIEGAS	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Victor Viegas

/S/ PAUL NORRIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Paul Norris

/s/ CARL SCHLACHTE	Director	February 26, 2016
Carl Schlachte

/S/ JACK SALTICH	Director	February 26, 2016
Jack Saltich

/S/ DAVID HABIGER	Director	February 26, 2016
David Habiger

/S/ DAVID SUGISHITA	Director	February 26, 2016
David Sugishita

/S/ JOHN VESCHI	Director	February 26, 2016
John Veschi

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs (Recoveries)	Balance at End of Period
	(In thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$28	$(6)	$7	$15
Year ended December 31, 2014
Allowance for doubtful accounts	$9	$16	$(3)	$28
Year ended December 31, 2013
Allowance for doubtful accounts	$134	$8	$133	$9