Form 10-Q
period 2016-03-31
IMMERSION CORP
filed 2016-05-06
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at April 28, 2016: 28,821,402.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$20,879	$25,013
Short-term investments	39,927	39,918
Accounts and other receivables (net of allowances for doubtful accounts of $15)	4,774	1,213
Prepaid expenses and other current assets	2,679	2,790
Total current assets	68,259	68,934
Property and equipment, net	4,412	4,589
Deferred income tax assets	26,262	24,633
Prepaid income taxes	6,270	6,995
Intangibles and other assets, net	245	264
Total assets	$105,448	$105,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,978	$650
Accrued compensation	2,769	4,840
Other current liabilities	2,782	2,999
Deferred revenue	6,943	6,696
Total current liabilities	15,472	15,185
Long-term deferred revenue	1,121	2,516
Other long-term liabilities	837	1,099
Total liabilities	17,430	18,800
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 35,334,795 and 34,845,310 shares issued, respectively; 28,818,901 and 28,329,416 shares outstanding, respectively	216,181	212,115
Accumulated other comprehensive income	118	86
Accumulated deficit	(82,643)	(79,948)
Treasury stock at cost: 6,515,894 shares	(45,638)	(45,638)
Total stockholders’ equity	88,018	86,615
Total liabilities and stockholders’ equity	$105,448	$105,415
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Royalty and license	$13,448	$16,012
Development, services, and other	175	275
Total revenues	13,623	16,287
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	23	115
Sales and marketing	3,803	4,210
Research and development	4,312	3,727
General and administrative	10,090	8,293
Amortization of intangibles	3	12
Total costs and expenses	18,231	16,357
Operating loss	(4,608)	(70)
Interest and other income (expense)	212	(25)
Loss before benefit for income taxes	(4,396)	(95)
Benefit for income taxes	1,701	36
Net loss	$(2,695)	$(59)
Basic and diluted net loss per share	$(0.09)	$0.00
Shares used in calculating basic and diluted net loss per share	28,493	27,818
Other comprehensive income
Change in unrealized gains on short-term investments	32	1
Total other comprehensive income	32	1
Total comprehensive loss	$(2,663)	$(58)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in) operating activities:
Net loss	$(2,695)	$(59)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	224	314
Amortization of intangibles	3	12
Stock-based compensation	2,334	1,740
Allowance for doubtful accounts	—	8
Changes in operating assets and liabilities:
Accounts and other receivables	(3,561)	1,111
Deferred income taxes	(1,629)	(138)
Prepaid income taxes	725	—
Prepaid expenses and other current assets	111	248
Other operating assets	(16)	(10)
Accounts payable	2,328	887
Accrued compensation and other current liabilities	(2,270)	1,477
Deferred revenue	(1,148)	15,789
Other long-term liabilities	(262)	119
Net cash provided by (used in) operating activities	(5,856)	21,498
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(9,945)	(4,994)
Proceeds from maturities of short-term investments	10,000	10,000
Purchases of property and equipment	(65)	(783)
Net cash provided by (used in) investing activities	(10)	4,223
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	128	190
Exercise of stock options	1,604	64
Net cash provided by financing activities	1,732	254
Net increase (decrease) in cash and cash equivalents	(4,134)	25,975
Cash and cash equivalents:
Beginning of period	25,013	14,380
End of period	$20,879	$40,355
Supplemental disclosure of cash flow information
Cash paid for taxes	$(529)	$70
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$—	$965
Release of Restricted Stock Units and Awards under company stock plan	$1,777	$2,184
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
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
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02”) which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the standard to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments of this ASU are effective for periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.

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
The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities.
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of March 31, 2016 and December 31, 2015.
Financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are classified based on the valuation technique in the table below:

	March 31, 2016
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$39,927	$—	$39,927
Money market accounts	6,041	—	—	6,041
Total assets at fair value	$6,041	$39,927	$—	$45,968

The above table excludes $14.8 million of cash held in banks.

	December 31, 2015
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$39,918		$39,918
Money market accounts	14,032	—	—	14,032
Total assets at fair value	$14,032	$39,918	$—	$53,950
The above table excludes $11.0 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$39,910	$17	$—	$39,927
Total	$39,910	$17	$—	$39,927

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$39,933	$—	$(15)	$39,918
Total	$39,933	$—	$(15)	$39,918
The contractual maturities of the Company’s available-for-sale securities on March 31, 2016 and December 31, 2015 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months ended March 31, 2016 and the year ended December 31, 2015.

3.    ACCOUNTS AND OTHER RECEIVABLES

	March 31, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$4,392	$935
Receivables from vendors and other	382	278
Accounts and other receivables	$4,774	$1,213

4.    PROPERTY AND EQUIPMENT

	March 31, 2016	December 31, 2015
	(In thousands)
Computer equipment and purchased software	$3,571	$3,564
Machinery and equipment	959	923
Furniture and fixtures	1,365	1,361
Leasehold improvements	3,838	3,838
Total	9,733	9,686
Less accumulated depreciation	(5,321)	(5,097)
Property and equipment, net	$4,412	$4,589

5.    INTANGIBLES AND OTHER ASSETS

	March 31, 2016	December 31, 2015
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,602)	(4,599)
Purchased patents and other purchased intangible assets, net	3	6
Other assets	242	258
Intangibles and other assets, net	$245	$264
The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. The Company recorded $3,000 and $12,000 in amortization of purchased patents in the three months ended March 31, 2016 and 2015, respectively. The remaining $3,000 in net book value of purchased patents as of March 31, 2016 will be amortized during the remainder of 2016.

6.    OTHER CURRENT LIABILITIES

	March 31, 2016	December 31, 2015
	(In thousands)
Accrued legal	$1,723	$1,458
Accrued services	261	849
Income taxes payable	175	129
Other current liabilities	623	563
Total other current liabilities	$2,782	$2,999

7.     LONG-TERM DEFERRED REVENUE
Long-term deferred revenue consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$—	$1,263
Other deferred revenue	1,121	1,253
Long-term deferred revenue	$1,121	$2,516

8.    STOCK-BASED COMPENSATION

Stock Options and Awards
The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time based options, market condition based options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from seven to ten years from the date of grant. In addition to time based vesting, market condition based options are subject to a market condition: the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the expiration of the options. Restricted stock generally vests over one year. RSUs generally vest over three years. Awards granted other than an option or stock appreciation right reduce the common stock shares available for grant under the program by 1.75 shares for each share issued.

March 31, 2016
Common stock shares available for grant	729,149
Standard and market condition stock options outstanding	3,681,244
Restricted stock awards outstanding	21,356
Restricted stock units outstanding	527,883
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2016, 621,269 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2016 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2015 are 23,713. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months Ended March 31, 2016
Shares purchased under ESPP	17,711
Average price of shares purchased under ESPP	$7.21
Intrinsic value of shares purchased under ESPP	$23,000

Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Beginning outstanding balance	3,596,533
Granted	344,200
Exercised	(261,421)
Forfeited	(213,831)
Expired	(9,237)
Ending outstanding balance	3,456,244
Aggregate intrinsic value of options exercised	$650,000
Weighted average fair value of options granted	4.05

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at March 31, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2016
Options outstanding	3,456,244	$8.57	4.07	$3.6
Options vested and expected to vest using estimated forfeiture rates	3,298,519	8.51	3.96	3.6
Options exercisable	2,216,349	7.93	3.17	3.5
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Beginning outstanding balance	200,000
Granted	75,000
Exercised	—
Canceled	(50,000)
Ending outstanding balance	225,000
Aggregate intrinsic value of options exercised	$—
Weighted average fair value of options granted	3.68
Information regarding these market condition based stock options outstanding at March 31, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2016
Options outstanding	225,000	$8.39	6.25	$—
Options vested and expected to vest using estimated forfeiture rates	201,915	8.37	6.23	—
Options exercisable	37,500	8.09	5.92	—
Summary of Restricted Stock Units
RSU activity for the three months ended March 31, 2016 was as follows:

Three Months Ended March 31, 2016
Beginning outstanding balance	487,423
Awarded	294,880
Released	(210,353)
Forfeited	(44,067)
Ending outstanding balance	527,883
Weighted average grant date fair value of RSUs granted	$8.85
Total fair value of RSUs released	1,777,000
Information regarding RSUs outstanding at March 31, 2016 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2016
RSUs outstanding	527,883	1.60	$4.4
RSUs vested and expected to vest using estimated forfeiture rates	403,526	1.56	3.3
Summary of Restricted Stock Awards
Restricted stock award activity for the three months ended March 31, 2016 was as follows:

Three Months Ended March 31, 2016
Beginning outstanding balance	21,356
Awarded	—
Released	—
Forfeited	—
Ending outstanding balance	21,356
Weighted average grant date fair value of restricted stock awarded	$—
Total fair value of restricted stock awards released	—
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended March 31,
	2016	2015
Standard Stock Options
Expected life (in years)	4.5	4.7
Volatility	57%	56%
Interest rate	1.3%	1.4%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2016	2015
Market Condition Based Stock Options
Expected life (in years)	7.0	7.0
Volatility	59%	65%
Interest rate	1.6%	1.9%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2016	2015
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5
Volatility	53%	45%
Interest rate	0.5%	0.1%
Dividend yield	N/A	N/A
Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$228	$264
Research and development	526	496
General and administrative	1,580	980
Total	$2,334	$1,740

As of March 31, 2016, there was $8.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.70 years for standard options, 3.01 years for market condition based options, 2.35 years for RSUs, and 0.18 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Three Months Ended March 31, 2016
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(15)	$101	$86
Other comprehensive income before reclassifications	32	—	32
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	32	—	32
Ending Balance	$17	$101	$118
Stock Repurchase Program
On November 1, 2007, the Company announced its Board of Directors (the "Board")’ authorized the repurchase of up to $50.0 million of the Company’s common stock (“Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the share repurchase program. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
There were no stock repurchases during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the program remains available with approximately $34.4 million that may yet be purchased under the Stock Repurchase Program.

10.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Loss before benefit for income taxes	$(4,396)	$(95)
Benefit for income taxes	1,701	36
Effective tax rate	38.7%	37.9%
The benefit for income tax for the three months ended March 31, 2016 and 2015 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The benefit for income tax for the three months ended March 31, 2016 also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the second half of 2015. Discrete items recognized for the three months ended March 31, 2016 include a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the United States Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, based on the findings of the U.S. Tax Court, the Company has concluded that it is more likely than not that the decision will be upheld and accordingly has excluded stock-based compensation from intercompany charges during the period. The Company will continue to monitor ongoing developments and potential impacts to its condensed consolidated financial statements.

As of March 31, 2016, the Company had unrecognized tax benefits under ASC 740 “Income Taxes”, of approximately $6.2 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $2.4 million. The Company released reserves totaling $310,000 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
Net deferred income taxes were $26.3 million as of March 31, 2016, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $8.2 million against certain of its deferred tax assets, including federal, state, and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these federal, state and foreign deferred tax assets.

11.    NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share:

	Three Months Ended March 31,
	2016	2015
	(in thousands except per share amounts)
Numerator:
Net loss	$(2,695)	$(59)
Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	28,493	27,818
Basic and diluted net loss per share	$(0.09)	$0.00
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
As of March 31, 2016 and 2015, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,
	2016	2015
Outstanding stock options	3,681,244	3,875,153
Unvested RSUs	527,883	565,148

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

In the normal course of business, the Company provides indemnification of varying scope to customers against claims of IP infringement made by third parties arising from the use of the Company’s IP, technology, or products. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

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

OVERVIEW
We are a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with cutting-edge products and experience the digital world around them. Our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and partners to bring these tactile experiences to consumers. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized for end users. Our primary business is currently in the mobility, gaming, automotive and medical markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social and advertising content, virtual and augmented reality, and wearables.
We have adopted a “hybrid” business model, under which we provide advanced tactile software, related tools and technical assistance to certain customers, and offer licenses to our patented IP to other customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,200 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, income taxes, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the three months ended March 31, 2016 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
The following discussion and analysis includes our results of operations for the three months ended March 31, 2016 and 2015.

Overview
Total revenue decreased by 16% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, driven primarily by a decrease in royalty and license revenue in our mobility business primarily as a result of the absence of revenue from Samsung, partially offset by increased royalty and license revenue from gaming, auto, and medical licensees. In the first quarter of 2016, we initiated arbitration against Samsung to recover revenue from products that were licensed under our agreement with them that expired at the end of 2015 that Samsung continues to ship following the expiration of the agreement. See Part II, Item 1. Legal Proceedings.
Our net loss was $2.7 million for the three months ended March 31, 2016 as compared to a net loss of $59,000 for the three months ended March 31, 2015. The increase in net loss was primarily due to the decrease in royalty and license revenue and an increase in operating expenses primarily as a result of our efforts to protect and preserve our intellectual property, including the initiation of litigation against Apple, AT&T, and AT&T Mobility, as well as a reduction in headcount which was the result of a rebalancing of the organization to align our employees’ skill sets with our current operational and strategic outlook.

	March 31,		Change	% Change
REVENUES	2016	2015
	(In thousands)
Three months ended:
Royalty and license	$13,448	$16,012	$(2,564)	(16)%
Development, services, and other	175	275	(100)	(36)%
Total Revenues	$13,623	$16,287	$(2,664)	(16)%
Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The decrease in royalty and license revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to decreases in royalty and license revenue from our mobility licensees, primarily Samsung, partially offset by increases in royalty and license revenue from our gaming and auto licensees and a non-recurring license fee from a medical customer.
Variable royalty revenue based on shipping volumes and per unit prices decreased to $8.5 million for the three months ended March 31, 2016 from $8.6 million for the three months ended March 31, 2015. Fixed payment license revenue decreased to $4.9 million for the three months ended March 31, 2016 from $7.4 million for the three months ended March 31, 2015, primarily due to the absence of revenue from Samsung, partially offset by a non-recurring license fee of $3.0 million from a medical customer.
Royalty and license revenue from mobility customers decreased by 60%, primarily due to the absence of revenue from Samsung, and to a lesser extent due to a lower number of mobile device shipments by our licensees. We anticipate that our mobility business will continue to be of primary importance, but will fluctuate as a result of the outcomes of our various enforcement actions, the timing of introductions of new products with our technology into the market, and the recognition by mobile OEMs of the relevance of our IP.
Royalty and license revenue from medical customers increased by 135%, primarily due to a non-recurring license fee of $3.0 million from a medical customer.

Royalty and license revenue from gaming customers increased by 9%, primarily due to increased sales by our licensees of products containing our technology. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue from automotive customers increased by 11%, primarily due to increased sales by our licensees.
We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Our mobility revenue could be adversely impacted if we receive an unfavorable result in our arbitration against Samsung. Our gaming royalty and license revenue could be adversely impacted in 2016 by the expiration of several gaming patents in 2015.

We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended March 31, 2016, revenue generated in North America, Europe and Asia represented 57%, 10% and 33% of total revenue, respectively, compared to 36%, 4% and 60% of total revenues, respectively, for the three months ended March 31, 2015. The shift in revenues among regions was mainly due to a decrease in royalty and license revenue in Asia mainly due to the absence of revenue from Samsung. The increase in royalty and license revenue in North America was mainly due to increased revenue from our medical licensees. The increase in royalty and license revenue in Europe was mainly due to increased revenue from our gaming licensees.

	March 31,		Change	% Change
OPERATING EXPENSES	2016	2015
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,803	$4,210	$(407)	(10)%
% of total revenue	28%	26%	2%
Research and development	$4,312	$3,727	$585	16%
% of total revenue	32%	23%	9%
General and administrative	$10,090	$8,293	$1,797	22%
% of total revenue	74%	51%	23%
Amortization of intangibles	$3	$12	$(9)	(75)%
% of total revenue	—%	—%	—%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a $550,000 decrease in marketing and advertising costs and a $96,000 decrease in travel costs mainly attributed to cost reductions related to trade shows, partially offset by a $251,000 increase in compensation, benefits, and other related costs mainly due to our rebalancing efforts. We expect that sales and marketing expenses will increase in 2016 as we continue to invest in sales and marketing to further market acceptance for our touch technologies and expand our focus on the content and media business.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The increase in research and development expenses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a $677,000 increase in compensation, benefits, and other related costs mainly due to our rebalancing efforts, partially offset by a $101,000 decrease in travel costs. We believe that continued investment in research and development is critical to our future success, and we expect to continue making investments in areas of research and technology development to support future growth including our content and media business.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; patent related legal, filing, and maintenance costs; office supplies; travel; and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a $984,000 increase in legal and professional fees and a $794,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount and stock compensation expense. The increased legal and professional fees were primarily due to a $1.3 million increase in professional services and licensing-related legal expenses mainly in preparation for our recent litigation filings; and a $232,000 increase in patent related legal, filing, and maintenance costs; partially offset by a $541,000 decrease in litigation expense relating to completed litigation. Our general and administrative expenses will continue to be significant as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple and AT&T Mobility, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

	March 31,		Change	% Change
BENEFIT FOR TAXES	2016	2015
	(Dollars in thousands)
Three months ended:
Benefit for income taxes	$1,701	$36	$1,665	4,625%
Loss before benefit for income taxes	(4,396)	(95)
Effective tax rate	38.7%	37.9%
Benefit for Income Taxes — For the three months ended March 31, 2016 we recorded a benefit for income taxes of $1.7 million yielding an effective tax rate of 38.7%. For the three months ended March 31, 2015, we recorded a benefit for income taxes of $36,000 yielding an effective tax rate of 37.9%. The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation incurred for the period. The benefit for income tax for the three months ended March 31, 2016 also includes non-cash tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization of our international operations that occurred in the second half of 2015. The change in benefit for income taxes results primarily from the effects of the above described reorganization, the change in loss before benefit for income taxes, and discrete items recognized for the three months ended March 31, 2016, including a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
We expect that the reorganization of our international operations will result in a lower percentage of pre-tax income being subject to the U.S. federal statutory tax rate. However, our ability to realize the expected tax benefits of this reorganization is contingent upon numerous factors, including our ability to achieve our projected revenue and earnings both domestically and in the various countries in which the reorganization took place and the judgments of tax authorities in several jurisdictions. A change in these factors in future periods relative to our current assumptions may result in additional income tax expense being recorded in future filings.
In 2016, we expect to use a 35% tax rate to record the federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Although we expect to reduce taxes paid in cash, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent actual earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates. Based upon activity during the three months ended March 31, 2016, we continue to maintain a valuation allowance of $1.5 million against U.S. federal deferred tax assets and a valuation allowance of $6.7 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowances as of March 31, 2016.
We also maintain liabilities for uncertain tax positions. The Company released reserves totaling $310,000 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. As of March 31, 2016, we had unrecognized tax benefits under ASC 740 "Income Taxes", of approximately $6.3 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $2.6 million.
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
On March 31, 2016, our cash, cash equivalents, and short-term investments totaled $60.8 million, a decrease of $4.1 million from $64.9 million on December 31, 2015.
Cash provided by (used in) operating activities
Net cash used in operating activities during the three months ended March 31, 2016 was $5.9 million, a decrease of $27.4 million from the $21.5 million provided by operating activities during the three months ended March 31, 2015. Cash used in operating activities during the three months ended March 31, 2016 was primarily the result of our net loss of $2.7 million, a decrease of $3.6 million due to a change in accounts receivable mainly as a result of the timing of invoices and cash collections, a decrease of $2.3 million due to a change in accrued compensation and other liabilities mainly from a decrease in accruals for compensation and benefit related items, a decrease of $1.6 million due to a change in deferred income taxes during the period, and a decrease of $1.1 million in deferred revenue mainly due to recognition of revenue from customers that had previously been deferred. These decreases were partially offset by an increase of $2.3 million due to a change in accounts payable primarily arising from the timing of payments to vendors, and an increase of $725,000 due to a change in prepaid income taxes. Cash used in operating activities during the current period was also affected by noncash charges of $2.6 million, including $2.3 million of noncash stock-based compensation and $227,000 in depreciation and amortization.
Cash provided by (used in) investing activities
Net cash used in investing activities during the three months ended March 31, 2016 was $10,000, a decrease of $4.2 million compared to the $4.2 million provided by investing activities during the three months ended March 31, 2015. Net cash used in investing activities was due to purchases of short-term investments of $9.9 million and purchases of property and equipment of $65,000, partially offset by the maturation of short-term investments of $10.0 million
Cash provided by financing activities
Net cash provided by financing activities during the three months ended March 31, 2016 was $1.7 million compared to $254,000 provided by financing activities during the three months ended March 31, 2015, an increase in cash provided of $1.5 million. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options and the issuance of common stock under our ESPP.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $60.8 million as of March 31, 2016, less than 19% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. At March 31, 2016, there was $34.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2016 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015. Our principal commitments as of March 31, 2016 consisted of obligations under operating leases. There have been no material changes in those obligations during the three months ended March 31, 2016.
As of March 31, 2016, we had a liability for unrecognized tax benefits totaling $6.3 million with no applicable interest, of which approximately $2.6 million could be payable in cash.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $46.0 million as of March 31, 2016, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $182,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2016.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2016, our management with the participation of our Chief Executive Officer and interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
U.S. Patent No. 8,619,051: "Haptic Feedback System with Stored Effects"
U.S. Patent No. 8,773,356 (the ‘356 patent): "Method and Apparatus for Providing Tactile Sensations"
The complaints also assert infringement by the iPhone 6s and iPhone 6s Plus of the following Immersion patent:
U.S. Patent No. 8,659,571: "Interactivity Model for Shared Feedback on Mobile Devices"
On March 14, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-990. On April 5, 2016, the Chief Administrative Law Judge (“Chief ALJ”) overseeing the investigation scheduled a claim construction hearing on July 20, 2016, a hearing before the Chief ALJ on November 14-18, 2016, and a Target Date of June 19, 2017 for the ITC to complete its investigation. On April 6, 2016, the Chief ALJ entered an order terminating Respondent AT&T from the investigation, based on the stipulation and joint motion of the parties to terminate AT&T from the investigation in a manner that preserved our ability to obtain discovery and compliance with any relief the ITC may order. On April 4, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the ‘356 patent is unenforceable for alleged inequitable conduct before the United States Patent Office. We will respond to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ. The proceedings in the ITC with respect to Apple and AT&T Mobility are ongoing, and the parties are in the process of conducting discovery.
On March 21, 2016, pursuant to 28 U.S.C. § 1659(a), the U.S. District Court entered an order staying the U.S. District Court case pending a final determination in the ITC investigation.
Although we believe we have strong claims, this litigation is at its early stages and the outcome of litigation is inherently uncertain. Furthermore, Apple and AT&T Mobility have significant resources and therefore, this litigation could be protracted.
On May 5, 2016, we filed another complaint against Apple, AT&T and AT&T Mobility with the ITC and a complaint against Apple, AT&T and AT&T Mobility in the U.S. District Court for the District of Delaware alleging that the Apple iPhone 6, iPhone 6 Plus, MacBook and MacBook Pro with Retina Display infringe certain of our patents, including patents covering pressure-related haptics.
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
The complaints assert against Apple, AT&T and AT&T Mobility claims of infringement by the Apple iPhone 6s and Apple iPhone 6s Plus of the following three Immersion patents:
U.S. Patent No. 8,749,507, “Systems and Methods for Adaptive Interpretation of Input from a Touch-Sensitive Input Device”
U.S. Patent No. 7,808,488, “Method and Apparatus for Providing Tactile Sensations”

U.S. Patent No. 8,581,710, “Systems and Methods for Haptic Confirmation of Commands”
The complaints also assert against Apple claims of infringement by the Apple MacBook and Apple MacBook Pro with Retina display of the following Immersion patent:
U.S. Patent No. 7,336,260, “Method and Apparatus for Providing Tactile Sensations”
Although we believe we have strong claims, this litigation is at its early stages and the outcome of litigation is inherently uncertain. Furthermore, Apple, AT&T and AT&T Mobility have significant resources and therefore, this litigation could be protracted.

Amit Agarwal v. Immersion Corporation
On March 29, 2016, Amit Agarwal, an individual, filed in the United States Patent and Trademark Office a petition for inter partes review of U.S. Patent No. 8,773,356 entitled: "Method and Apparatus for Providing Tactile Sensations." The petition bears Case No. IPR2016-00807. The petition challenges the patentability of certain claims of the ’356 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office’s Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition’s filing date.

Immersion Corporation vs. Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation, and Brightpoint, Inc.
On February 7, 2012, we filed a complaint against Motorola with the ITC alleging that certain Motorola mobile electronic devices, including smartphones and cellular phones, infringe six of our patents that cover various uses of haptic effects in connection with touchscreens (the “ITC Complaint”). We amended the ITC Complaint on March 2, 2012 to add the following parties: HTC Corporation, HTC America Holding, Inc., HTC America, Inc., HTC (B.V.I.) Corporation, Exedea, Inc., Brightstar Corporation and Brightpoint, Inc. We subsequently withdrew HTC America Holding, Inc., HTC (B.V.I.) Corporation, Exedea, Brightstar, and Brightpoint from the ITC Complaint. The ITC instituted an investigation against Motorola Mobility, Inc., Motorola Mobility Holdings, Inc., HTC Corporation, and HTC America, Inc. on April 2, 2012.
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
Trial was scheduled to begin on March 23, 2015. On March 23, 2015, we announced that we agreed to enter into a settlement and license agreement with HTC, resolving the patent infringement litigation, but preserving our right to appeal the invalidity ruling affecting three of our patents. Under the settlement and license agreement, HTC will pay an undisclosed amount of compensation for prior shipments of its devices containing Basic Haptics and an additional undisclosed amount of compensation for a license to continue to manufacture and sell devices with Basic Haptics. On March 31, 2015 the Court entered a Final Judgment providing that HTC does not infringe the ‘105, ‘181, and ‘720 patents solely because the Court ordered that HTC prevailed on its affirmative defense of invalidity, and dismissing our claims of infringement of the ‘846 and ‘288 patents pursuant to the settlement and license agreement. On April 21, 2015 we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The appeal has been docketed as Case No. 15-1574. The appeal is fully briefed, and oral argument was heard on May 6, 2016.
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

Samsung Electronics America, Inc.:
On December 31, 2015, our amended and restated license agreement (the “Samsung License”) with Samsung expired. On January 13, 2016, we filed an Application for Emergency Measures with the International Chamber of Commerce (“ICC”), asking that the ICC order Samsung to comply with its contractual obligations and enjoin Samsung from selling devices previously licensed under the Samsung License. On January 25, 2016, we also filed an arbitration demand with the ICC. The ICC appointed an Emergency Arbitrator, who on January 30, 2016 issued an Order denying the Application for Emergency Measures. The Emergency Arbitrator ruled that under the Samsung License, we could not file an arbitration demand until a 90-day negotiating period had passed, and that the 90 days began on December 4, 2015.
Based on the Emergency Arbitrator’s Order, we withdrew our arbitration demand on February 1, 2016 and refiled it on March 4, 2016, requesting that Samsung be ordered to comply with its obligations under the Samsung License, including ceasing distributing devices previously licensed under the Samsung License and paying damages suffered by us. On April 12, 2016, Samsung filed a response to our arbitration demand. The arbitration is now in the arbitrator selection process. The arbitration will be conducted by a panel of three arbitrators, one to be nominated by us, another to be nominated by Samsung, and a third to be appointed by the ICC. There is not yet a schedule in place for the arbitration. It is not possible to predict the outcome of the arbitration.

Sony Computer Entertainment America, Inc.
On October 2, 2014, we filed an arbitration demand with JAMS against Sony Computer Entertainment America, LLC and Sony Computer Entertainment, Inc. (collectively, “Sony”). The issue to be resolved was whether Sony’s DS4 Wireless Controller sold in Japan is covered by one of our Japanese patents and thus is a royalty-bearing product under a 2007 license agreement between us and Sony. On January 20, 2016, the arbitrator ruled in our favor, finding that Sony's DS4 Wireless Controllers manufactured, sold or distributed in Japan after April 8, 2014 were and are ‘royalty bearing’ products as defined by Paragraph 5.4 of the 2007 license agreement.
On February 19, 2016, we petitioned for confirmation of the award in the United States District Court for the Northern District of California. On March 18, 2016, Sony opposed the petition to confirm the award and moved to vacate the award. On April 26, 2016, the District Court issued an order granting our petition to confirm the arbitral award and denying Sony’s motion vacate the award.
On March 17, 2016, we filed an arbitration demand seeking a ruling that Sony game controllers sold in the United States are covered by U.S. Patent Nos. 6,686,901 and 7,969,288 and therefore are royalty-bearing products under our license agreement with Sony. Sony filed a response on April 12, 2016. The parties have agreed on a retired judge who will serve as the single arbitrator, and there is not yet a schedule in place for the arbitration.
We cannot predict the ultimate outcome of the above-mentioned federal and arbitral actions, and we are unable to estimate any potential liability we may incur.

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
Three customers accounted for 24%, 19% and 16% of our total revenues, respectively, for the three months ended March 31, 2016. Samsung Electronics accounted for approximately 31% and two other customers accounted for 14% and 13% of our total revenues, for the three months ended March 31, 2015. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period, including Samsung whose agreement with us expired on December 31, 2015.
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
For example, as described in Part II, Item 1, “Legal Proceedings,” we are currently in arbitration proceedings against Samsung. An unfavorable outcome in in the arbitration proceedings could result in the following:

•	We may not receive the amount of damages we anticipate from Samsung which would have a material adverse effect on our business;

•
Samsung may not enter into a new license with us which could cause our revenue to decline if we are unable to replace the lost revenue with revenue from other sources, and could cause existing and potential customers to perceive our technology as less valuable in the marketplace and, consequently, be less likely to license our technology if influenced by Samsung’s actions not to enter into a new license;

•	We may expend substantial time and resources in the arbitration proceedings against Samsung, which may be exacerbated in the case of an unfavorable outcome; and

•	We may need to protect our intellectual property by engaging in litigation against Samsung, which may be expensive, disruptive and time-consuming.

Our current or any future litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
We have been in the past and are currently a party to various legal proceedings, including current litigation we initiated against Apple and AT&T Mobility, companies with significantly greater financial resources than us. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending or any future litigation will continue to be costly, given the significant resources available to our current adverse parties, and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Although protecting our intellectual property is a fundamental part of our business, at times, our litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions. As a result, until such time as it is resolved or concluded, litigation could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part II, Item 1, “Legal Proceedings”.
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
Our business depends on generating revenues by licensing our IP rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business; and

•	our pending litigation against Apple and AT&T Mobility LLC may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.
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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Apple and AT&T Mobility for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights may result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.

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

As more fully described under Part II, Item 1, “Legal Proceedings,” we are currently appealing a judgment invalidating three of our patents. At this time, the briefing for the appeal and the hearing has been completed. We cannot predict the outcome of the appeal. If there is a final adverse ruling invalidating the patents, we could be prevented from enforcing, or earning future revenues from those patents, and the likelihood that customers will take new licenses and that current licensees will continue to agree to pay under their existing licenses could be reduced. The resulting reduction in license fees and royalties could harm our business, consolidated financial position, results of operations or cash flows, or the trading price of our common stock.
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
We currently have sales personnel in Japan, Korea, and China. International operations are subject to a number of difficulties and special costs, including:

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

•	multiple conflicting tax laws and regulations;

•	political and economic instability; and

•	the possibility of an outbreak of hostilities or unrest in markets where major customers are located, including Korea.

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
In our license agreements, we typically grant licenses to our patent portfolio for one or more specified fields of use. Depending on the specific terms of our agreement with a customer, the customer's internal design group may be able to develop technology that is less expensive to implement or that enables products with higher performance or additional features than our own technology and products. Many of these internal design groups have substantially greater resources, greater financial strength and lower cost structures than we do. They also have the inherent advantage of access to internal corporate strategies, technology roadmaps and technical information. As a result, they may be able to bring alternative solutions to market more easily and quickly.
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
We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. For example, we have announced the introduction of haptics-enabled mobile game applications from well-known publishers and haptics-enabled advertisements and movie trailers. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves customer acquisition and retention measures, increases monetization, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While our early pilot and user studies are encouraging, such data is preliminary and may be inaccurate or may not be accepted by third parties. While we do not anticipate any significant revenue associated with this initiative in 2016, if we are unable to successfully establish these new offerings, our results of operations could be negatively impacted. In addition, if we fail to properly manage the licensing of rights in our OEM and content businesses, we may inadvertently impair our ability to monetize our technology in one of these businesses and our results of operations would be negatively impacted.
We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the three months ended March 31, 2016 and 2015, 99% and 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
We had an accumulated deficit of $83 million as of March 31, 2016 and may not return to profitability in the future.
As of March 31, 2016, we had an accumulated deficit of $83 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

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

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not return to profitability.
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
Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable tax provisions, as well as on our achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, and the rules and regulations of The NASDAQ Stock Market and other regulations that may be enacted from time-to-time. The requirements of these and other rules and regulations have increased and we expect will continue to increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.
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
Date: May 6, 2016

IMMERSION CORPORATION

By	/s/ Victor Viegas
Victor Viegas
President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Victor Viegas, Chief Executive Officer and interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer and interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*
This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.