Form 10-Q
period 2016-06-30
IMMERSION CORP
filed 2016-08-05
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 29, 2016: 28,907,745.

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2016 and 2015	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	31

Item 6.	Exhibits	43

SIGNATURES		44

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$20,334	$25,013
Short-term investments	35,932	39,918
Accounts and other receivables (net of allowances for doubtful accounts of $15)	1,671	1,213
Prepaid expenses and other current assets	2,940	2,790
Total current assets	60,877	68,934
Property and equipment, net	4,241	4,589
Deferred income tax assets	30,754	24,633
Prepaid income taxes	4,997	6,995
Intangibles and other assets, net	289	264
Total assets	$101,158	$105,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,590	$650
Accrued compensation	3,265	4,840
Other current liabilities	3,503	2,999
Deferred revenue	5,689	6,696
Total current liabilities	15,047	15,185
Long-term deferred revenue	1,416	2,516
Other long-term liabilities	882	1,099
Total liabilities	17,345	18,800
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 35,379,275 and 34,845,310 shares issued, respectively; 28,863,381 and 28,329,416 shares outstanding, respectively	217,509	212,115
Accumulated other comprehensive income	141	86
Accumulated deficit	(88,199)	(79,948)
Treasury stock at cost: 6,515,894 shares	(45,638)	(45,638)
Total stockholders’ equity	83,813	86,615
Total liabilities and stockholders’ equity	$101,158	$105,415
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Royalty and license	$7,615	$15,939	$21,063	$31,951
Development, services, and other	249	284	424	559
Total revenues	7,864	16,223	21,487	32,510
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	59	115	82	230
Sales and marketing	3,397	3,670	7,200	7,880
Research and development	2,966	3,499	7,278	7,226
General and administrative	11,001	6,719	21,091	15,012
Amortization of intangibles	2	3	5	15
Total costs and expenses	17,425	14,006	35,656	30,363
Operating income (loss)	(9,561)	2,217	(14,169)	2,147
Interest and other income (expense)	33	46	245	21
Income (loss) from continuing operations before benefit (provision) for income taxes	(9,528)	2,263	(13,924)	2,168
Benefit (provision) for income taxes	3,323	(668)	5,024	(632)
Income (loss) from continuing operations	(6,205)	1,595	(8,900)	1,536
Income from discontinued operations	649	—	649	—
Net income (loss)	$(5,556)	$1,595	$(8,251)	$1,536
Basic net income (loss) per share:
Continuing operations	(0.22)	0.06	(0.31)	0.05
Discontinued operations	0.02	0.00	0.02	0.00
Total	$(0.20)	$0.06	$(0.29)	$0.05
Shares used in calculating basic net income (loss) per share	28,834	28,070	28,663	27,944
Diluted net income (loss) per share:
Continuing operations	(0.22)	0.06	(0.31)	0.05
Discontinued operations	0.02	0.00	0.02	0.00
Total	$(0.20)	$0.06	$(0.29)	$0.05
Shares used in calculating diluted net income (loss) per share	28,834	28,906	28,663	28,779
Other comprehensive income
Change in unrealized gains on short-term investments	23	3	55	4
Total other comprehensive income	23	3	55	4
Total comprehensive income (loss)	$(5,533)	$1,598	$(8,196)	$1,540
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(8,251)	$1,536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	448	549
Amortization of intangibles	5	15
Stock-based compensation	3,589	2,969
Allowance for doubtful accounts	2	3
Loss on sale disposal of equipment	—	10
Income from discontinued operations	(649)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(460)	1,918
Deferred income taxes	(6,472)	4,766
Prepaid income taxes	1,998	(3,718)
Prepaid expenses and other current assets	(150)	(1,289)
Other operating assets	(103)	(22)
Accounts payable	1,935	573
Accrued compensation and other current liabilities	(1,056)	1,277
Deferred revenue	(2,107)	7,895
Other long-term liabilities	(217)	192
Net cash provided by (used in) operating activities	(11,488)	16,674
Cash flows provided by investing activities:
Purchases of short-term investments	(19,886)	(4,994)
Proceeds from maturities of short-term investments	24,000	29,000
Purchases of property and equipment	(110)	(3,289)
Proceeds from discontinued operations	1,000	—
Net cash provided by investing activities	5,004	20,717
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	128	190
Exercise of stock options	1,677	675
Net cash provided by financing activities	1,805	865
Net increase (decrease) in cash and cash equivalents	(4,679)	38,256
Cash and cash equivalents:
Beginning of period	25,013	14,380
End of period	$20,334	$52,636
Supplemental disclosure of cash flow information
Cash paid for taxes	$(473)	$90
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$8	$1,052
Release of Restricted Stock Units and Awards under company stock plan	$1,945	$2,647
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In

April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which further provides additional updates to revenue recognition guidance relating to performance obligations and accounting for licensing revenue. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which further provides updates to revenue recognition guidance relating to scope and practical expedients for revenue recognition. Accordingly, ASU 2014-09, ASU 2016-10, and ASU 2016-12 are effective for the Company and are expected to be adopted in the first quarter of fiscal 2018. These standards permit companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of determining the method of adoption and evaluating the impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments of this ASU are effective for periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.
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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of June 30, 2016 and December 31, 2015.
Financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are classified based on the valuation technique in the table below:

	June 30, 2016
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$35,932	$—	$35,932
Money market accounts	6,007	—	—	6,007
Total assets at fair value	$6,007	$35,932	$—	$41,939
The above table excludes $14.3 million of cash held in banks.

	December 31, 2015
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$39,918		$39,918
Money market accounts	14,032	—	—	14,032
Total assets at fair value	$14,032	$39,918	$—	$53,950
The above table excludes $11.0 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$35,892	$40	$—	$35,932
Total	$35,892	$40	$—	$35,932

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$39,933	$—	$(15)	$39,918
Total	$39,933	$—	$(15)	$39,918

The contractual maturities of the Company’s available-for-sale securities on June 30, 2016 and December 31, 2015 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months and six months ended June 30, 2016 and the year ended December 31, 2015.

3.    ACCOUNTS AND OTHER RECEIVABLES

	June 30, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$1,196	$935
Receivables from vendors and other	475	278
Accounts and other receivables	$1,671	$1,213

4.    PROPERTY AND EQUIPMENT

	June 30, 2016	December 31, 2015
	(In thousands)
Computer equipment and purchased software	$3,620	$3,564
Machinery and equipment	943	923
Furniture and fixtures	1,375	1,361
Leasehold improvements	3,838	3,838
Total	9,776	9,686
Less accumulated depreciation	(5,535)	(5,097)
Property and equipment, net	$4,241	$4,589

5.    INTANGIBLES AND OTHER ASSETS

	June 30, 2016	December 31, 2015
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,604)	(4,599)
Purchased patents and other purchased intangible assets, net	1	6
Other assets	288	258
Intangibles and other assets, net	$289	$264
The Company amortizes its intangible assets related to purchased patents, over their estimated useful lives, generally 10 years from the purchase date. The Company recorded $2,000 and $5,000 in amortization of purchased patents in the three months and six months ended June 30, 2016, respectively. The Company recorded $3,000 and $15,000 in amortization of purchased patents in the three months and six months ended June 30, 2015, respectively. The remaining $1,000 in net book value of purchased patents as of June 30, 2016 will be amortized during the remainder of 2016.

6.    OTHER CURRENT LIABILITIES

	June 30, 2016	December 31, 2015
	(In thousands)
Accrued legal	$2,268	$1,458
Accrued services	330	849
Income taxes payable	305	129
Other current liabilities	600	563
Total other current liabilities	$3,503	$2,999

7.     LONG-TERM DEFERRED REVENUE
Long-term deferred revenue consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$—	$1,263
Other deferred revenue	1,416	1,253
Long-term deferred revenue	$1,416	$2,516

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

June 30, 2016
Common stock shares available for grant	653,077
Standard and market condition stock options outstanding	3,521,481
Restricted stock awards outstanding	77,540
RSU's outstanding	510,234
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2016, 621,269 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2016 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2015 are 23,713. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2016
Shares purchased under ESPP	17,711
Average price of shares purchased under ESPP	$7.21
Intrinsic value of shares purchased under ESPP	$23,000
Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Beginning outstanding balance	3,596,533
Granted	444,769
Exercised	(280,676)
Forfeited	(219,457)
Expired	(244,688)
Ending outstanding balance	3,296,481
Aggregate intrinsic value of options exercised	$700,000
Weighted average fair value of options granted	3.72

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at June 30, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2016
Options outstanding	3,296,481	$8.51	4.18	$2.5
Options vested and expected to vest using estimated forfeiture rates	3,104,511	8.46	4.08	2.5
Options exercisable	2,097,193	8.08	3.42	2.4
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Beginning outstanding balance	200,000
Granted	75,000
Exercised	—
Canceled	(50,000)
Ending outstanding balance	225,000
Aggregate intrinsic value of options exercised	$—
Weighted average fair value of options granted	3.68

Information regarding these market condition based stock options outstanding at June 30, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2016
Options outstanding	225,000	$8.39	6.00	$—
Options vested and expected to vest using estimated forfeiture rates	202,048	8.38	5.99	—
Options exercisable	46,875	8.09	5.67	—
Summary of Restricted Stock Units
RSU activity for the six months ended June 30, 2016 was as follows:

Six Months Ended June 30, 2016
Beginning outstanding balance	487,117
Awarded	295,880
Released	(214,222)
Forfeited	(58,541)
Ending outstanding balance	510,234
Weighted average grant date fair value of RSUs granted	$8.85
Total fair value of RSUs released	1,806,000
Information regarding RSUs outstanding at June 30, 2016 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2016
RSUs outstanding	510,234	1.37	$3.7
RSUs vested and expected to vest using estimated forfeiture rates	385,983	1.25	2.8
Summary of Restricted Stock Awards
Restricted stock award activity for the six months ended June 30, 2016 was as follows:

Six Months Ended June 30, 2016
Beginning outstanding balance	21,356
Awarded	77,540
Released	(21,356)
Forfeited	—
Ending outstanding balance	77,540
Weighted average grant date fair value of restricted stock awarded	$6.52
Total fair value of restricted stock awards released	139,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Standard Stock Options
Expected life (in years)	4.5	4.6	4.5	4.7
Volatility	55%	55%	55%	56%
Interest rate	1.1%	1.4%	1.2%	1.4%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Market Condition Based Stock Options
Expected life (in years)	N/A	N/A	7.0	7.0
Volatility	N/A	N/A	59%	65%
Interest rate	N/A	N/A	1.6%	1.9%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	53%	45%
Interest rate	N/A	N/A	0.5%	0.1%
Dividend yield	N/A	N/A	N/A	N/A
Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$332	$288	$560	$552
Research and development	258	264	784	760
General and administrative	665	677	2,245	1,657
Total	$1,255	$1,229	$3,589	$2,969

As of June 30, 2016, there was $8.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.62 years for standard options, 2.76 years for market condition based options, 2.11 years for RSUs, and 0.93 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Six Months Ended June 30, 2016
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(15)	$101	$86
Other comprehensive income before reclassifications	55	—	55
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	55	—	55
Ending Balance	$40	$101	$141
Stock Repurchase Program
On November 1, 2007, the Company announced its Board of Directors (the "Board")’ authorized the repurchase of up to $50.0 million of the Company’s common stock (“Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the share repurchase program. The Company may repurchase its common stock for cash in the open market in accordance with applicable securities laws. The timing of and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
There were no stock repurchases during the three months and six months ended June 30, 2016 and 2015. As of June 30, 2016, the Stock Repurchase Program remains available with approximately $34.4 million that may yet be purchased under the program.

10.    DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Total initially negotiated consideration for the sales was $2.7 million which comprised of $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that they would recognize income from the notes receivable as proceeds received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. During the three and six months ended June 30, 2016, a final settlement payment of $1.0 million was received relative to these sales resulting in $649,000 discontinued operations, net of tax of $351,000.

11.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	2016	2015	2016	2015
	(In thousands)
Income (loss) from continuing operations before benefit (provision) for income taxes	$(9,528)	$2,263	$(13,924)	$2,168
Benefit (provision) for income taxes	3,323	(668)	5,024	(632)
Effective tax rate	34.9%	29.5%	36.1%	29.2%
The benefit (provision) for income tax for the three months ended June 30, 2016 and 2015 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The benefit for income tax for the three months and six months ended June 30, 2016 also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the second half of 2015. Discrete items recognized for the six months ended June 30, 2016 include a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, based on the findings of the U.S. Tax Court, the Company has concluded that it is more likely than not that the decision will be upheld and accordingly has excluded stock-based compensation from intercompany charges during the period. The Company will continue to monitor ongoing developments and potential impacts to its condensed consolidated financial statements.

As of June 30, 2016, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $6.2 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $2.9 million. The Company released reserves totaling $310,000 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
Net deferred income taxes were $30.8 million as of June 30, 2016, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $8.2 million against certain of its deferred tax assets, including federal, state, and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these federal, state and foreign deferred tax assets.

12.    NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for both continuing and dscontinued operations:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(6,205)	$1,595	$(8,900)	$1,536
Income from discontinued operations, net of tax	649	—	649	—
Net income (loss) used in computing basic net income (loss) per share	$(5,556)	$1,595	$(8,251)	$1,536
Denominator:
Shares used in computation of basic and diluted net income (loss) per share (weighted average common shares outstanding)	28,834	28,070	28,663	27,944
Dilutive potential common shares:
Stock options, ESPP, restricted Stock and RSUs	—	836	—	835
Shares used in computation of diluted net income (loss) per share	28,834	28,906	28,663	28,779

Basic net income (loss) per share:
Continuing operations	$(0.22)	$0.06	$(0.31)	$0.05
Discontinued operations	0.02	0.00	0.02	0.00
Total	$(0.20)	$0.06	$(0.29)	$0.05

Diluted net income (loss) per share:
Continuing operations	$(0.22)	$0.06	$(0.31)	$0.05
Discontinued operations	0.02	0.00	0.02	0.00
Total	$(0.20)	$0.06	$(0.29)	$0.05
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
As of June 30, 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for three months and six months ended June 30, 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

June 30,
2016
Outstanding stock options	3,521,481
Unvested restricted stock awards	77,540
Unvested RSUs	510,234
ESPP	27,670

13.    CONTINGENCIES
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

14.    SUBSEQUENT EVENT

On July 12, 2016, the Company, together with Immersion Software Ireland Limited, an Irish company and a wholly owned subsidiary of the Company, entered into an Amendment No. 4 (the “Amendment”) to Amended and Restated License Agreement (the “Agreement”) with Samsung Electronics Co., Ltd., a South Korean Corporation (“Samsung”). Pursuant to the Agreement, the parties agreed to amend Section 13.4(c) relating to the Product Life Cycle Wind-Down Rights (as defined in the Agreement) to permit Samsung to exercise the Product Life Cycle Wind-Down Rights for $19.0 million. The parties also agreed to terminate the arbitration proceedings relating to the Product Life Cycle Wind-Down Rights and to mutual releases regarding a variety of other matters. The Company also agreed not to bring any judicial, administrative or other action against Samsung relating to the Amendment or patent infringement for a period of time. The Company received a payment under this Agreement for $19.0 million in July 2016 and plans to recognize it as license revenue during the three months ended September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” "places,"and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the six months ended June 30, 2016 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
The following discussion and analysis includes our results of operations for the three and six months ended June 30, 2016 and 2015.
Overview
Total revenue decreased by 52% and 34%, respectively, for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, driven primarily by a decrease in royalty and license revenue in our mobility business, primarily as a result of the absence of revenue from Samsung, and a non-recurring license fee from a completed contract of $2.0 million in the quarter ended June 30, 2015, partially offset by increased royalty and license revenue from gaming and medical licensees. In the first quarter of 2016, we initiated arbitration against Samsung to recover revenue from products that were licensed under our agreement with them that expired at the end of 2015 that Samsung continued to ship following the expiration of the agreement. On July 12, 2016, we entered into an amendment to the agreement to permit Samsung to exercise Product Life Cycle Wind Down Rights in exchange for a fee of $19.0 million. We also agreed to terminate the arbitration proceedings and release each other for a variety of matters. See Subsequent Events Note 14 to the Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.
Our net loss was $5.6 million for the three months ended June 30, 2016 as compared to a net income of $1.6 million for the three months ended June 30, 2015. The increase in net loss was primarily due to the decrease in royalty and license revenue and an increase in operating expenses primarily as a result of our efforts to protect and preserve our intellectual property, including the initiation of litigation against Apple and AT&T Mobility. Our net loss was $8.3 million for the six months ended June 30, 2016, as compared to a net income of $1.5 million for the six months ended June 30, 2015. The increase in net loss was primarily due to the decrease in royalty and license revenue and an increase in operating expenses primarily as a result of our efforts to protect and preserve our intellectual property, including the initiation of litigation against Apple and AT&T Mobility, as well as a reduction in headcount which was the result of a rebalancing of the organization to align our employees’ skill sets with our current operational and strategic outlook.

	June 30,		Change	% Change
REVENUES	2016	2015
	(In thousands)
Three months ended:
Royalty and license	$7,615	$15,939	$(8,324)	(52)%
Development, services, and other	249	284	(35)	(12)%
Total Revenues	$7,864	$16,223	$(8,359)	(52)%
Six months ended:
Royalty and license	$21,063	$31,951	$(10,888)	(34)%
Development, services, and other	424	559	(135)	(24)%
Total Revenues	$21,487	$32,510	$(11,023)	(34)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The decrease in royalty and license revenue for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to decreases in royalty and license revenue from our mobility licensees, primarily Samsung, and a non-recurring license fee from a completed contract of $2.0 million in the quarter ended June 30, 2015, partially offset by increases in royalty and license revenue from our gaming and medical licensees.

Variable royalty revenue based on shipping volumes and per unit prices decreased to $5.6 million for the three months ended June 30, 2016 from $6.3 million for the three months ended June 30, 2015. Fixed payment license revenue decreased to $2.0 million for the three months ended June 30, 2016 from $9.6 million for the three months ended June 30, 2015, primarily due to the absence of revenue from Samsung, and a non-recurring license fee from a completed contract of $2.0 million in the quarter ended June 30, 2015.
Royalty and license revenue from mobility customers decreased by 76%, primarily due to the absence of revenue from Samsung, a non-recurring license fee from a completed contract of $2.0 million in the quarter ended June 30, 2015, and to a lesser extent due to a lower number of mobile device shipments by our licensees. We received a payment of $19.0 million during July 2016, and plan to recognize it as revenue during the three months ended September 30, 2016. See Subsequent Events Note 14 to the Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings. We anticipate that our mobility business will continue to be of primary importance, but will fluctuate as a result of the outcomes of the various litigation we institute to enforce our intellectual property rights, the timing of introductions of new products with our technology into the market, and the recognition by mobile OEMs of the relevance of our IP.
Royalty and license revenue from medical customers increased by 46%, primarily due to the timing of royalty reporting by certain royalty customers.
Royalty and license revenue from automotive customers decreased by 18%, primarily due to the timing of reporting by our customers of approximately $500,000, partially offset by increased royalties due to our technology being incorporated in an increased volume sold by existing licensees.

Royalty and license revenue from gaming customers increased by 4%, primarily due to royalties on additional items sold by our licensees. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
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
We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended June 30, 2016, revenue generated in North America, Europe and Asia represented 41%, 9% and 50% of total revenue, respectively, compared to 22%, 3% and 75% of total revenues, respectively, for the three months ended June 30, 2015. The shift in revenues among regions was mainly due to a decrease in mobility royalty and license revenue in Asia mainly due to the absence of revenue from Samsung and a non-recurring license fee from a completed contract of $2.0 million in the prior year six month period. The increase in royalty and license revenue in North America was mainly due to increased revenue from our medical licensees. The increase in royalty and license revenue in Europe was mainly due to increased revenue from an automotive licensee.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Royalty and license revenue — The decrease in royalty and license revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to decreases in royalty and license revenue from our mobility licensees, primarily Samsung, and a non-recurring license fee from a completed contract of $2.0 million in the prior year; partially offset by increases in royalty and license revenue from our gaming and medical licensees.
Variable royalty revenue based on shipping volumes and per unit prices decreased to $14.2 million for the six months ended June 30, 2016 from $14.9 million for the six months ended June 30, 2015. Fixed payment license revenue decreased to $6.9 million for the six months ended June 30, 2016 from $17.1 million for the six months ended June 30, 2015, primarily due to the absence of revenue from Samsung, and a non-recurring license fee from a completed contract of $2.0 million in the prior year quarter, partially offset by a non-recurring license fee of $3.0 million from a medical customer.
Royalty and license revenue from mobility customers decreased by 69%, primarily due to the absence of revenue from Samsung, a non-recurring license fee from a completed contract of $2.0 million, and to a lesser extent due to a lower number of mobile device shipments by our licensees.

Royalty and license revenue from medical customers increased by 112%, primarily due to increased contracted royalties primarily due to a non-recurring license fee of $3.0 million from a medical customer and the timing of royalties.

Royalty and license revenue from gaming customers increased by 8%, primarily due to increased sales by our licensees of products containing our technology.
Royalty and license revenue from automotive customers decreased by 7%, primarily due to the timing of reporting by our customers of approximately $500,000, partially offset by increased royalties due to our technology being incorporated in an increased volume sold by existing licensees.
In the six months ended June 30, 2016, revenue generated in North America, Europe and Asia represented 51%, 10% and 39% of total revenue, respectively, compared to 29%, 3% and 68% of total revenues, respectively, for the six months ended June 30, 2015. The shift in revenues among regions was mainly due to a decrease in mobility royalty and license revenue in Asia mainly due to the absence of revenue from Samsung and due to a non-recurring license fee from a completed contract of $2.0 million. There was a decrease in royalty and license revenue in North America for mobility and medical licensees, but it was relatively less than the overall decrease in Asia resulting in an increase in the percentage of revenue attributed to North America as a part of total revenue. In addition, there was an increase in royalty and license revenue in North America from increased revenue from our gaming licensees. The increase in royalty and license revenue in Europe was mainly due to increased revenue from an automotive licensee.

	June 30,		Change	% Change
OPERATING EXPENSES	2016	2015
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,397	$3,670	$(273)	(7)%
% of total revenue	43%	23%	20%
Research and development	$2,966	$3,499	$(533)	(15)%
% of total revenue	38%	22%	16%
General and administrative	$11,001	$6,719	$4,282	64%
% of total revenue	140%	41%	99%
Amortization of intangibles	$2	$3	$(1)	(33)%
% of total revenue	—%	—%	—%

Six months ended:
Sales and marketing	$7,200	$7,880	$(680)	(9)%
% of total revenue	34%	24%	10%
Research and development	$7,278	$7,226	$52	1%
% of total revenue	34%	22%	12%
General and administrative	$21,091	$15,012	$6,079	40%
% of total revenue	98%	46%	52%
Amortization of intangibles	$5	$15	$(10)	(67)%
% of total revenue	—%	—%	—%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to a $214,000 decrease in marketing and advertising costs and a $73,000 decrease in travel costs mainly attributed to cost reductions related to trade shows. The decrease in sales and marketing expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to a $764,000 decrease in marketing and advertising costs and a $169,000 decrease in travel costs mainly attributed to cost reductions related to trade shows, partially offset by a $226,000 increase in compensation, benefits, and other related costs mainly due to our rebalancing efforts during the first quarter of 2016. We expect that sales and marketing expenses will increase in 2016 as we continue to invest in sales and marketing to further market acceptance for our touch technologies and expand our focus on the content and media business.

Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to a $377,000 decrease in compensation, benefits, and other related costs mainly due to decreased headcount, an $86,000 decrease in travel costs mainly due to decreased headcount, and a $75,000 decrease in consulting services expense due to redirected development efforts. The increase in research and development expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to a net $300,000 increase in compensation, benefits, and other related costs mainly due to our rebalancing efforts in the prior quarter partially offset by decreased headcount. This increase was partially offset by a $187,000 decrease in travel costs mainly due to decreased headcount and a $52,000 decrease in consulting services expense. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth including our content and media business.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; patent related legal, filing, and maintenance costs; office supplies; travel; and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to a $4.4 million increase in legal and professional fees. The increased legal and professional fees were primarily due to a $5.0 million increase in litigation expense relating to ongoing litigation including the current litigation against Apple and AT&T Mobility, and a $290,000 increase in patent related legal, filing, and maintenance costs; partially offset by a $821,000 decrease in professional services and licensing-related legal expenses mainly incurred in preparation for our recent litigation filings. The increase in general and administrative expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to a $5.4 million increase in legal and professional fees and a $750,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount and stock compensation expense. The increased legal and professional fees were primarily due to a $4.4 million increase in litigation expense relating to ongoing litigation, a $523,000 increase in patent related legal, filing, and maintenance costs, and a $472,000 increase in professional services and licensing-related legal expenses mainly incurred in preparation for our recent litigation filings. Our general and administrative expenses will continue to increase significantly over last year as we continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple and AT&T Mobility, manage our business and strategic opportunities, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

	June 30,		Change	% Change
BENEFIT FOR TAXES	2016	2015
	(Dollars in thousands)
Three months ended:
Benefit (provision) for income taxes	$3,323	$(668)	$3,991	(597)%
Income (loss) from continuing operations before benefit (provision) for income taxes	(9,528)	2,263
Effective tax rate	34.9%	29.5%

Six months ended:
Benefit (provision) for income taxes	5,024	(632)	$5,656	(895)%
Income (loss) from continuing operations before benefit (provision) for income taxes	(13,924)	2,168
Effective tax rate	36.1%	29.2%
Benefit for Income Taxes — The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation incurred for the period. The benefits for income tax for the three months and six months ended June 30, 2016 also include non-cash tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization of our international operations that occurred in the second half of 2015. The change in benefit for income taxes results primarily from the change in loss before benefit for income taxes, the effects of the above described reorganization, and discrete items recognized for the six months ended June 30, 2016 including a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
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
In 2016, we expect to use a 35% tax rate to record the U.S. federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Although we expect to reduce taxes paid in cash, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent actual earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates. Based upon activity during the three months ended June 30, 2016, we continue to maintain a valuation allowance of $1.5 million against U.S. federal deferred tax assets and a valuation allowance of $6.7 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowances as of June 30, 2016.
We also maintain liabilities for uncertain tax positions. The Company released reserves totaling $310,000 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. As of June 30, 2016, we had unrecognized tax benefits under ASC 740 "Income Taxes," of approximately $6.2 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $2.9 million.
Discontinued Operations — Income from discontinued operations, net of taxes, of $649,000 in the three and six months ended June 30, 2016 is comprised of a final payment received from the sales of the 3D product line that occurred in the year ended December 31, 2009.
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
On June 30, 2016, our cash, cash equivalents, and short-term investments totaled $56.3 million, a decrease of $8.6 million from $64.9 million on December 31, 2015.
Cash provided by (used in) operating activities
Net cash used in operating activities during the six months ended June 30, 2016 was $11.5 million, a decrease of $28.2 million from the $16.7 million provided by operating activities during the six months ended June 30, 2015. Cash used in operating activities during the six months ended June 30, 2016 was primarily the result of our net loss of $8.3 million, a decrease of $6.5 million due to a change in deferred income taxes during the period, a decrease of $2.1 million in deferred revenue mainly due to recognition of revenue from customers that had previously been deferred, a decrease of $1.1 million due to a change in accrued compensation and other liabilities mainly from a decrease in accruals for compensation and benefit related items, and a decrease of $460,000 due to a change in accounts receivable mainly as a result of the timing of invoices and cash collections. These decreases were partially offset by an increase of $2.0 million due to a change in prepaid income taxes and an increase of $1.9 million due to a change in accounts payable primarily arising from the timing of payments to vendors. Cash used in operating activities during the current period was also affected by noncash charges or credits of $3.4 million, including $3.6 million of noncash stock-based compensation and $453,000 in depreciation and amortization and a credit of $649,000 of gain on sales of discontinued operations.
Cash provided by investing activities
Net cash provided by investing activities during the six months ended June 30, 2016 was $5.0 million, a decrease of $15.7 million compared to the $20.7 million provided by investing activities during the six months ended June 30, 2015. Net cash provided by investing activities was due to the maturation of short-term investments of $24.0 million and proceeds from the sale of discontinued operations of $1.0 million, partially offset by purchases of short-term investments of $19.9 million.
Cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2016 was $1.8 million compared to $865,000 provided by financing activities during the six months ended June 30, 2015, an increase in cash provided of $940,000. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options and the issuance of common stock under our ESPP.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $56.3 million as of June 30, 2016, approximately 22% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued significant use of cash. At June 30, 2016, there was $34.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2016 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015. Our principal commitments as of June 30, 2016 consisted of obligations under operating leases. There have been no material changes in those obligations during the six months ended June 30, 2016.
As of June 30, 2016, we had a liability for unrecognized tax benefits totaling $6.2 million with no applicable interest, of which approximately $2.9 million could be payable in cash.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $41.9 million as of June 30, 2016, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $189,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2016.
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
Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally, we have some reliance on international revenues that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2016, our management with the participation of our Chief Executive Officer and interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
In the February 2016 ITC complaint, we are seeking an exclusion order preventing the importation, sale for importation, and sale after importation of infringing Apple devices into the United States by the defendants and appropriate cease and desist orders. In the U.S. District Court suit, we are alleging infringement of the same patents.
The complaints assert infringement by the Apple iPhone 6, Apple iPhone 6 Plus, Apple iPhone 6s, Apple iPhone 6s Plus, Apple Watch, Apple Watch Sport and Apple Watch Edition of the following two Immersion patents:
U.S. Patent No. 8,619,051(the '051 patent): "Haptic Feedback System with Stored Effects"
U.S. Patent No. 8,773,356 (the ‘356 patent): "Method and Apparatus for Providing Tactile Sensations"
The complaints also assert infringement by the iPhone 6s and iPhone 6s Plus of the following Immersion patent:
U.S. Patent No. 8,659,571(the '571 patent): "Interactivity Model for Shared Feedback on Mobile Devices"
On March 14, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the '051, '356, and '571 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-990 ("990 Investigation"). On April 6, 2016, the Chief Adminstrative Law Judge (“ALJ”) entered an order terminating Respondent AT&T from the investigation, based on the stipulation and joint motion of the parties to terminate AT&T in a manner that preserved our ability to obtain discovery and compliance with any relief the ITC may order. On April 4, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the ‘356 patent is unenforceable for alleged inequitable conduct before the United States Patent and Trademark Office. We will respond to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ. The proceedings in the ITC with respect to Apple and AT&T Mobility are ongoing, and the parties are in the process of conducting discovery.
On March 21, 2016, pursuant to 28 U.S.C. § 1659(a), the U.S. District Court entered an order staying the U.S. District Court case pending a final determination in the ITC investigation.
On May 5, 2016, we filed another complaint against Apple, AT&T and AT&T Mobility with the ITC and a complaint against Apple, AT&T and AT&T Mobility in the U.S. District Court for the District of Delaware alleging that the Apple iPhone 6s, iPhone 6s Plus, MacBook and MacBook Pro with Retina Display infringe certain of our patents, including patents covering pressure-related haptics.
In the May 2016 ITC complaint, we are seeking an exclusion order preventing the importation, sale for importation, and sale after importation of infringing Apple devices into the United States by the defendants and appropriate cease and desist orders. In the U.S. District Court suit, we are alleging infringement of the same patents.
The complaints assert against Apple, AT&T and AT&T Mobility claims of infringement by the Apple iPhone 6s and Apple iPhone 6s Plus of the following three Immersion patents:
U.S. Patent No. 8,749,507 (the '507 patent), "Systems and Methods for Adaptive Interpretation of Input from a Touch-Sensitive Input Device”
U.S. Patent No. 7,808,488 (the '488 patent), "Method and Apparatus for Providing Tactile Sensations”
U.S. Patent No. 8,581,710 (the '710 patent), "Systems and Methods for Haptic Confirmation of Commands”
The complaints also assert against Apple claims of infringement by the Apple MacBook and Apple MacBook Pro with Retina display of Immersion’s U.S. Patent No. 7,336,260 (the '260 patent), "Method and Apparatus for Providing Tactile Sensations”
On May 9, 2016, Immersion and AT&T entered into a stipulation to terminate AT&T as a Proposed Respondent, on the same terms to which the parties agreed to terminate AT&T from the 990 Investigation.

On June 6, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the '507, '488, '710, and '260 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-1004 ("1004 Investigation"). On June 9, 2016, the Chief ALJ entered an order consolidating the 990 and 1004 Investigations. On June 15, 2016, the Chief ALJ granted a joint motion by the parties to stay the 990 Investigation deadlines until a new procedural schedule is entered in the consolidated Investigation.
On June 16, 2016, pursuant to 28 U.S.C. § 1659(a), the U.S. District Court entered an order staying the U.S. District Court case pending a final determination in the ITC investigation.
On June 27, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the '710 patent is unenforceable for alleged inequitable conduct before the United States Patent Office. We will respond to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ. On June 29, 2016, the Chief ALJ entered an order setting the Markman hearing in the consolidated case for October 18, 2016, and the evidentiary hearing for April 27-May 5, 2017. On July 12, 2016, the Chief ALJ entered the procedural schedule in the consolidated Investigation.
The proceedings in the ITC with respect to Apple and AT&T Mobility are ongoing, and the parties are in the process of conducting discovery.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '051 patent. The petition bears Case No. IPR2016-01371. The petition challenges the patentability of certain claims of the '051 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.
Although we believe we have strong claims, this litigation is at its early stages and the outcome of litigation is inherently uncertain.
Furthermore, Apple and AT&T Mobility have significant resources and therefore, this litigation could be protracted.

Amit Agarwal v. Immersion Corporation
On March 29, 2016, Amit Agarwal, an individual, filed in the United States Patent and Trademark Office a petition for inter partes review of U.S. Patent No. 8,773,356 entitled: "Method and Apparatus for Providing Tactile Sensations." The petition bears Case No. IPR2016-00807. The petition challenges the patentability of certain claims of the ’356 patent in light of alleged prior art references. On July 6, 2016, we filed a patent owner's preliminary response responding to the petition's challenges to patentability of claims of the '356 patent. The Patent Office's Patent Trial and Appeal Board will decide whether or not to institute trial within ninety days of the patent owner's preliminary response.

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
On October 3, 2014, HTC filed five motions with the Court: (1) motion to exclude the testimony of our damages expert; (2) motion for partial summary judgment shortening the damages period for U.S. Patent Nos. 7,969,288; 7,982,720, and 8,031,18; (3) motion for summary judgment of invalidity of U.S. Patent Nos. 8,059,105; 8,031,181; and 7,982,720; (4) motion for summary judgment of non-infringement of U.S. Patent No. 7,969,288, and; (5) motion for summary judgment of non-infringement of U.S. Patent Nos. 6,429,846; 7,982,720; 8,031,181; and 8,059,105. A hearing on claim construction and the latter three motions was held on November 25, 2014. A hearing on the first motion was held on January 30, 2015. On February 11, 2015, the Court issued rulings on claim construction and on four of HTC’s five motions. The Court denied the motion for summary judgment of non-infringement of the ’288 patent (because the Court found the ’720 and ’181 patents invalid as anticipated, it did not address HTC’s arguments with regard to these patents); granted in part the motion for summary judgment of non-infringement of the ’846, ’720, ’181, and ’105 patents, finding that the HTC’s products do not literally infringe the ’846, and ’105 patents; and granted the motions for partial summary judgment shortening the damages period of the ’288 patent, and for summary judgment of invalidity of the ’105, ’181, and ’720 patents. On February 24, 2015 the Court denied in part and granted in part the first motion, ruling that our damages expert may testify about reasonable royalties but not about lost profits.
Trial was scheduled to begin on March 23, 2015. On March 23, 2015, we announced that we agreed to enter into a settlement and license agreement with HTC, resolving the patent infringement litigation, but preserving our right to appeal the invalidity ruling affecting three of our patents. Under the settlement and license agreement, HTC will pay an undisclosed amount of compensation for prior shipments of its devices containing Basic Haptics and an additional undisclosed amount of compensation for a license to continue to manufacture and sell devices with Basic Haptics. On March 31, 2015 the Court entered a Final Judgment providing that HTC does not infringe the ‘105, ‘181, and ‘720 patents solely because the Court ordered that HTC prevailed on its affirmative defense of invalidity, and dismissing our claims of infringement of the ‘846 and

‘288 patents pursuant to the settlement and license agreement. We appealed the decision, and on June 21, 2016 the U.S. Court of Appeals for the Federal Circuit issued an opinion reversing the District Court’s decision.
In the United States Patent and Trademark Office, HTC filed requests for ex-parte reexamination of three of our patents: the ‘288, ‘999, and ‘720 patents. Reexamination of the ’288 patent was requested on July 30, 2012. The Patent Office granted the request on October 24, 2012. Reexamination of the ’999 patent was requested on September 6, 2012. The Patent Office granted the request on November 26, 2012. Reexamination of the ’720 patent was requested on September 10, 2012. The Patent Office granted the request on November 28, 2012. On July 24, 2013, the Patent Office issued a Reexamination Certificate for the ’999 patent, after certain claims were cancelled and other claims were amended. On February 18, 2014, the Patent Office issued a Reexamination Certificate for the ’720 patent after certain claims were cancelled and other claims were amended. On February 10, 2014 the U.S. Patent Office issued a Reexamination Certificate for the ‘288 patent after certain claims were cancelled and claim 18 was amended.

Samsung Electronics America, Inc.
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
On July 12, 2016, Immersion Corporation, together with Immersion Software Ireland Limited, an Irish company and a wholly owned subsidiary of Immersion, entered into an Amendment No. 4 (the “Amendment”) to the Samsung License with Samsung. Pursuant to the Agreement, the parties agreed to amend Section 13.4(c) relating to the Product Life Cycle Wind-Down Rights (as defined in the Agreement) to permit Samsung to exercise the Product Life Cycle Wind-Down Rights for $19.0 million. The parties also agreed to terminate the arbitration proceedings relating to the Product Life Cycle Wind-Down Rights and to release each other for a variety of matters. We also agreed not to bring any judicial, administrative or other action against Samsung relating to the Amendment or patent infringement for a period of time.

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
On February 19, 2016, we petitioned for confirmation of the award in the U.S. District Court for the Northern District of California. On March 18, 2016, Sony opposed the petition to confirm the award and moved to vacate the award. On April 26, 2016, the District Court issued an order granting our petition to confirm the arbitral award and denying Sony’s motion to vacate the award. On May 26, 2016, Sony filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit.
On March 17, 2016, we filed an arbitration demand seeking a ruling that Sony game controllers sold in the United States are covered by U.S. Patent Nos. 6,686,901 (the ‘901 patent) and 7,969,288 (the ‘288 patent) and therefore are royalty-bearing products under our license agreement with Sony. Sony filed a response on April 12, 2016. The parties have agreed that the ‘288 patent will not be addressed in this arbitration proceeding, which will be limited to the ‘901 patent. The parties have agreed on a retired judge who will serve as the single arbitrator. The arbitrator has set a schedule for resolving preliminary issues in the arbitration, but has not yet set a date for the arbitration hearing.
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

•
inability of current or prospective licensees to ship certain devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products; and

•	difficulties in persuading other licensees to take a license or renew a license for our intellectual property without the expenditure of significant resources.
A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
Three customers accounted for 21%, 20% and 16% of our total revenues, respectively, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 where Samsung Electronics accounted for approximately 31% and two other customers accounted for 19% and 14% of our total revenues. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period.
If we fail to renew or lose a major customer or group of customers, or if a customer decides that our intellectual property is no longer relevant and stops paying us royalties, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources. In addition, if potential customers or customers with expiring agreements view the loss of one of our major customers as an indicator of the value of our software and/or the strength of our intellectual property, they may choose not to take or renew a license which could adversely affect our operating results.
Our current or any future litigation is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
We have been in the past and are currently a party to various legal proceedings, including current litigation we initiated against Apple and AT&T Mobility, with companies that have significantly greater financial resources than us. Due to the inherent uncertainties of litigation, we cannot accurately predict how these cases will ultimately be resolved. We anticipate that currently pending or any future litigation will continue to be costly, given the significant resources available to our current adverse parties, and that future litigation will result in additional legal expenses, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with litigation. We expense litigation costs as incurred, and only accrue for costs that have been incurred but not paid to the vendor as of the financial statement date. Although protecting our intellectual property is a fundamental part of our business, at times, our litigation has diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions. As a result, until such time as it is resolved or concluded, litigation could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part II, Item 1, “Legal Proceedings”.
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
Our business depends on generating revenues by licensing our IP rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our proprietary rights; and

•	effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business; and

•	our pending litigation against Apple and AT&T Mobility may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.
In addition, our patents will continue to expire according to their terms which may have an adverse effect on our business. For example, certain of our U.S. gaming patents expired in 2015, and as a result, Sony has ceased paying royalties for sales made in the U.S. We have asserted additional U.S. patents against Sony and we are currently in arbitration. See “Legal Proceedings”. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

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
A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Finally, as some of our key patents have expired related to video game peripherals, we may need to persuade our licensees that other patents in our portfolio continue to be relevant which could result in the expenditure of significant resources and/or failure to persuade the licensee of the relevance of the patents. See Legal Proceedings.
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the six months ended June 30, 2016 and 2015, 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.

We had an accumulated deficit of $88 million as of June 30, 2016 and may not return to profitability in the future.
As of June 30, 2016, we had an accumulated deficit of $88 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

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
We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, our compensation packages need to be competitive in the Silicon Valley where the stock component of compensation is an important factor that candidates and employees consider. We have not increased the amount of shares available for issuance under our equity incentive plans since 2014 and it is possible that our current pool of shares under our plans will not be sufficient to recruit and retain executive officers and key employees. Finally, some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.
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
Date: August 5, 2016

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