Form 10-Q
period 2016-09-30
IMMERSION CORP
filed 2016-11-04
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 28, 2016: 28,834,412.

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2016 and 2015	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	44

SIGNATURES		45

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$61,974	$25,013
Short-term investments	32,931	39,918
Accounts and other receivables (net of allowances for doubtful accounts of $0 and $15)	3,248	1,213
Prepaid expenses and other current assets	2,995	2,790
Total current assets	101,148	68,934
Property and equipment, net	4,068	4,589
Deferred income tax assets	25,510	24,633
Prepaid income taxes	6,502	6,995
Intangibles and other assets, net	395	264
Total assets	$137,623	$105,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,418	$650
Accrued compensation	3,242	4,840
Other current liabilities	4,242	2,999
Deferred revenue	7,622	6,696
Total current liabilities	17,524	15,185
Long-term deferred revenue	27,489	2,516
Other long-term liabilities	926	1,099
Total liabilities	45,939	18,800
Contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 35,439,389 and 34,845,310 shares issued, respectively; 28,817,745 and 28,329,416 shares outstanding, respectively	219,114	212,115
Accumulated other comprehensive income	118	86
Accumulated deficit	(81,181)	(79,948)
Treasury stock at cost: 6,621,644 and 6,515,894 shares, respectively	(46,367)	(45,638)
Total stockholders’ equity	91,684	86,615
Total liabilities and stockholders’ equity	$137,623	$105,415
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Royalty and license	$26,049	$13,944	$47,112	$45,895
Development, services, and other	257	369	681	928
Total revenues	26,306	14,313	47,793	46,823
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	51	117	133	347
Sales and marketing	3,535	3,198	10,735	11,078
Research and development	2,951	3,471	10,229	10,697
General and administrative	9,654	6,241	30,745	21,253
Amortization of intangibles	1	3	6	18
Total costs and expenses	16,192	13,030	51,848	43,393
Operating income (loss)	10,114	1,283	(4,055)	3,430
Interest and other income (expense)	664	(84)	909	(63)
Income (loss) from continuing operations before benefit (provision) for income taxes	10,778	1,199	(3,146)	3,367
Benefit (provision) for income taxes	(3,760)	(1,015)	1,264	(1,647)
Income (loss) from continuing operations	7,018	184	(1,882)	1,720
Income from discontinued operations	—	—	649	—
Net income (loss)	$7,018	$184	$(1,233)	$1,720
Basic net income (loss) per share:
Continuing operations	0.24	0.01	(0.07)	0.06
Discontinued operations	0.00	0.00	0.02	0.00
Total	$0.24	$0.01	$(0.05)	$0.06
Shares used in calculating basic net income (loss) per share	28,849	28,190	28,726	28,027
Diluted net income (loss) per share:
Continuing operations	0.24	0.01	(0.07)	0.06
Discontinued operations	0.00	0.00	0.02	0.00
Total	$0.24	$0.01	$(0.05)	$0.06
Shares used in calculating diluted net income (loss) per share	29,298	29,134	28,726	28,893
Other comprehensive income
Change in unrealized gains on short-term investments	(23)	5	32	9
Total other comprehensive income	(23)	5	32	9
Total comprehensive income (loss)	$6,995	$189	$(1,201)	$1,729
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities:
Net income (loss)	$(1,233)	$1,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	677	772
Amortization of intangibles	6	18
Stock-based compensation	4,803	4,245
Allowance for doubtful accounts	2	(6)
Loss on disposal of equipment	—	10
Income from discontinued operations	(649)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,037)	1,524
Deferred income taxes	(1,228)	10,417
Prepaid income taxes	493	(7,495)
Prepaid expenses and other current assets	(205)	(2,177)
Other operating assets	(258)	(24)
Accounts payable	1,768	870
Accrued compensation and other current liabilities	(342)	1,169
Deferred revenue	25,899	1,041
Other long-term liabilities	(173)	240
Net cash provided by operating activities	27,523	12,324
Cash flows provided by investing activities:
Purchases of short-term investments	(25,360)	(28,972)
Proceeds from maturities of short-term investments	32,500	38,000
Purchases of property and equipment	(169)	(4,383)
Proceeds from discontinued operations	1,000	—
Net cash provided by investing activities	7,971	4,645
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	307	367
Exercise of stock options	1,889	1,451
Purchase of treasury stock	(729)	—
Net cash provided by financing activities	1,467	1,818
Net increase in cash and cash equivalents	36,961	18,787
Cash and cash equivalents:
Beginning of period	25,013	14,380
End of period	$61,974	$33,167
Supplemental disclosure of cash flow information
Cash paid (received) for taxes	$(427)	$136
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$5	$30
Release of Restricted Stock Units and Awards under company stock plan	$1,945	$2,771
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the effect of this standard on its consolidated financial statements, but does not believe that it will have a significant impact.
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. This ASU is effective for periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" ("ASU 2016-08") which further provides updates to revenue recognition guidance relating to considerations for reporting revenue gross versus net. In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which further provides additional updates to revenue recognition guidance relating to performance obligations and accounting for licensing revenue. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which further provides updates to revenue recognition guidance relating to scope and practical expedients for revenue recognition. Accordingly, ASU 2014-09, ASU 2016-08, ASU 2016-10, and ASU 2016-12 are effective for the Company and are expected to be adopted in the first quarter of fiscal 2018. These standards permit companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption through a cumulative adjustment. The Company is in the process of determining the method of adoption and evaluating the impact on its consolidated financial statements.

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
The types of instruments valued based on quoted market prices in active markets include money market accounts. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities.
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of September 30, 2016 and December 31, 2015.
Financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are classified based on the valuation technique in the table below:

	September 30, 2016
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,931	$—	$32,931
Money market accounts	34,009	—	—	34,009
Total assets at fair value	$34,009	$32,931	$—	$66,940
The above table excludes $28.0 million of cash held in banks.

	December 31, 2015
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$39,918		$39,918
Money market accounts	14,032	—	—	14,032
Total assets at fair value	$14,032	$39,918	$—	$53,950
The above table excludes $11.0 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,914	$17	$—	$32,931
Total	$32,914	$17	$—	$32,931

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$39,933	$—	$(15)	$39,918
Total	$39,933	$—	$(15)	$39,918

The contractual maturities of the short-term investments (classified as available-for-sale securities) on September 30, 2016 and December 31, 2015 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months and nine months ended September 30, 2016 and the year ended December 31, 2015.

3.    ACCOUNTS AND OTHER RECEIVABLES

	September 30, 2016	December 31, 2015
	(In thousands)
Trade accounts receivable	$2,871	$935
Receivables from vendors and other	377	278
Accounts and other receivables	$3,248	$1,213

4.    PROPERTY AND EQUIPMENT

	September 30, 2016	December 31, 2015
	(In thousands)
Computer equipment and purchased software	$3,513	$3,564
Machinery and equipment	886	923
Furniture and fixtures	1,340	1,361
Leasehold improvements	3,853	3,838
Total	9,592	9,686
Less accumulated depreciation	(5,524)	(5,097)
Property and equipment, net	$4,068	$4,589

5.    INTANGIBLES AND OTHER ASSETS

	September 30, 2016	December 31, 2015
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,605)	(4,599)
Purchased patents and other purchased intangible assets, net	—	6
Other assets	395	258
Intangibles and other assets, net	$395	$264
The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. The Company recorded $1,000 and $6,000 in amortization of purchased patents in the three months and nine months ended September 30, 2016, respectively. The Company recorded $3,000 and $18,000 in amortization of purchased patents in the three months and nine months ended September 30, 2015, respectively.

6.    OTHER CURRENT LIABILITIES

	September 30, 2016	December 31, 2015
	(In thousands)
Accrued legal	$3,154	$1,458
Accrued services	341	849
Income taxes payable	135	129
Other current liabilities	612	563
Total other current liabilities	$4,242	$2,999

7.     LONG-TERM DEFERRED REVENUE
Long-term deferred revenue consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$—	$1,263
Other deferred revenue	27,489	1,253
Long-term deferred revenue	$27,489	$2,516
Long-term deferred revenue primarily represents billings for license and other fees that have been deferred and are being recognized over the expected term of the licenses.

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

September 30, 2016
Common stock shares available for grant	451,337
Standard and market condition stock options outstanding	3,661,163
Restricted stock awards outstanding	77,540
RSU's outstanding	527,410
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of September 30, 2016, 649,383 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended

September 30, 2016 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2015 are 45,820. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months Ended September 30, 2016
Shares purchased under ESPP	45,825
Average price of shares purchased under ESPP	$6.70
Intrinsic value of shares purchased under ESPP	$54,000
Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
Beginning outstanding balance	3,596,533
Granted	638,469
Exercised	(312,676)
Forfeited	(239,826)
Expired	(246,337)
Ending outstanding balance	3,436,163
Aggregate intrinsic value of options exercised	$732,000
Weighted average fair value of options granted	3.60

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at September 30, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2016
Options outstanding	3,436,163	$8.43	4.10	$3.5
Options vested and expected to vest using estimated forfeiture rates	3,220,554	8.42	3.98	3.4
Options exercisable	2,131,951	8.17	3.26	3.1
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
Beginning outstanding balance	200,000
Granted	75,000
Exercised	—
Canceled	(50,000)
Ending outstanding balance	225,000
Aggregate intrinsic value of options exercised	$—
Weighted average fair value of options granted	3.68
Information regarding these market condition based stock options outstanding at September 30, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2016
Options outstanding	225,000	$8.39	5.75	$—
Options vested and expected to vest using estimated forfeiture rates	205,625	8.38	5.74	—
Options exercisable	56,250	8.09	5.42	—
Summary of Restricted Stock Units
RSU activity for the nine months ended September 30, 2016 was as follows:

Nine Months Ended September 30, 2016
Beginning outstanding balance	487,117
Awarded	320,880
Released	(214,222)
Forfeited	(66,365)
Ending outstanding balance	527,410
Weighted average grant date fair value of RSUs granted	$8.04
Total fair value of RSUs released	1,806,000
Information regarding RSUs outstanding at September 30, 2016 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2016
RSUs outstanding	527,410	1.15	$4.3
RSUs vested and expected to vest using estimated forfeiture rates	420,790	1.03	3.4

Summary of Restricted Stock Awards
Restricted stock award activity for the nine months ended September 30, 2016 was as follows:

Nine Months Ended September 30, 2016
Beginning outstanding balance	21,356
Awarded	77,540
Released	(21,356)
Forfeited	—
Ending outstanding balance	77,540
Weighted average grant date fair value of restricted stock awarded	$6.52
Total fair value of restricted stock awards released	139,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Standard Stock Options
Expected life (in years)	4.5	4.6	4.5	4.7
Volatility	55%	56%	55%	56%
Interest rate	0.8%	1.5%	1.1%	1.4%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Market Condition Based Stock Options
Expected life (in years)	N/A	N/A	7.0	7.0
Volatility	N/A	N/A	59%	65%
Interest rate	N/A	N/A	1.6%	1.9%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	53%	53%	53%	48%
Interest rate	0.4%	0.2%	0.4%	0.1%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$335	$302	$895	$853
Research and development	257	276	1,041	1,036
General and administrative	622	698	2,867	2,356
Total	$1,214	$1,276	$4,803	$4,245

As of September 30, 2016, there was $7.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.60 years for standard options, 2.75 years for market condition based options, 1.90 years for RSUs, and 0.67 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Nine Months Ended September 30, 2016
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

During the three months and nine months ended September 30, 2016, the Company repurchased 105,750 shares for $729,000 at an average cost of $6.90 per share, net of transaction costs through open market repurchases. There were no stock repurchases during the three months and nine months ended September 30, 2015. These amounts repurchased are classified as treasury stock on the Company’s condensed consolidated balance sheet. As of September 30, 2016, the Stock Repurchase Program remains available with approximately $33.7 million that may yet be purchased under the program.

10.    DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Total initially negotiated consideration for the sales was $2.7 million which comprised of $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that they would recognize income from the notes receivable as proceeds were received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. In the second fiscal quarter of 2016, a final settlement payment of $1.0 million was received relative to these sales, resulting in income of $649,000 from discontinued operations, net of tax of $351,000. There were no discontinued operations during the three months ended September 30, 2016.

11.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	2016	2015	2016	2015
	(In thousands)
Income (loss) from continuing operations before benefit (provision) for income taxes	$10,778	$1,199	$(3,146)	$3,367
Benefit (provision) for income taxes	(3,760)	(1,015)	1,264	(1,647)
Effective tax rate	34.9%	84.7%	40.2%	48.9%
The benefit (provision) for income tax for the three months ended September 30, 2016 and 2015 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. It also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the second half of 2015. Discrete items recognized for the nine months ended September 30, 2016 include a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
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

As of September 30, 2016, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $6.2 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $2.3 million. The Company released reserves totaling $310,000 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
Net deferred income taxes were $25.5 million as of September 30, 2016, consisting primarily of federal net operating loss carryforwards and timing differences between book and tax. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance of $8.2 million against certain of its deferred tax assets, including federal, state, and certain foreign deferred tax assets. The Company has determined there is not sufficient evidence to support the release of the valuation allowance against these federal, state and foreign deferred tax assets.

12.    NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for both continuing and discontinued operations:

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$7,018	$184	$(1,882)	$1,720
Income from discontinued operations, net of tax	—	—	649	—
Net income (loss) used in computing basic net income (loss) per share	$7,018	$184	$(1,233)	$1,720
Denominator:
Shares used in computation of basic and diluted net income (loss) per share (weighted average common shares outstanding)	28,849	28,190	28,726	28,027
Dilutive potential common shares:
Stock options, ESPP, restricted Stock and RSUs	449	944	—	866
Shares used in computation of diluted net income (loss) per share	29,298	29,134	28,726	28,893

Basic net income (loss) per share:
Continuing operations	$0.24	$0.01	$(0.07)	$0.06
Discontinued operations	0.00	0.00	0.02	0.00
Total	$0.24	$0.01	$(0.05)	$0.06

Diluted net income (loss) per share:
Continuing operations	$0.24	$0.01	$(0.07)	$0.06
Discontinued operations	0.00	0.00	0.02	0.00
Total	$0.24	$0.01	$(0.05)	$0.06
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.

For the three months ended September 30, 2016, standard stock options to purchase approximately 2.7 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $7.41 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.

For the three months and nine months ended September 30, 2015, standard stock options to purchase approximately 917,000 and 1.8 million shares of common stock, respectively, with exercise prices greater than the average fair market value of the Company’s stock of $12.13 and $10.78 per share, respectively, were not included in the calculation because the effect would have been anti-dilutive.
As of September 30, 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

September 30,
2016
Standard and market condition stock options outstanding	3,661,163
Restricted stock awards outstanding	77,540
RSUs outstanding	527,410
ESPP	11,441
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” "places," and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, those described elsewhere in this report, and those described in our other reports filed with the SEC. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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
We have adopted a “hybrid” business model, under which we provide advanced tactile software, related tools and technical assistance to certain customers; and offer licenses to our patented IP to other customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,300 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the nine months ended September 30, 2016 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Overview
Total revenue increased by 84% and 2%, respectively, for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increase for the three months ended September 30, 2016 was driven primarily by an increase in royalty and license revenue in our mobility business, mainly related to a non-recurring license fee of $19.0 million from Samsung, partially offset by decreased royalty and license revenue from gaming and medical licensees. The increase for the nine months ended September 30, 2016 was driven primarily by an increase in royalty and license revenue in our medical business, partially offset by decreased royalty and license revenue from mobility and gaming licensees. In the first quarter of 2016, we initiated arbitration with Samsung to recover revenue from products that were licensed under our agreement with them that expired at the end of 2015 that Samsung continued to ship following the expiration of the agreement. On July 12, 2016, we entered into an amendment to the agreement to permit Samsung to exercise Product Life Cycle Wind Down Rights in exchange for a fee of $19.0 million which we recognized as license revenue during the three months ended September 30, 2016. Pursuant to the amendment, we agreed to terminate the arbitration proceedings and release each other for a variety of matters. See Part II, Item 1. Legal Proceedings.
Our net income was $7.0 million for the three months ended September 30, 2016 as compared to a net income of $184,000 for the three months ended September 30, 2015. The increase in net income was primarily due to the increase in royalty and license revenue, partially offset by an increase in operating expenses primarily as a result of our efforts to protect and preserve our intellectual property, including litigation against Apple and AT&T Mobility, and increased income tax expense resulting from the increased income. Our net loss was $1.2 million for the nine months ended September 30, 2016 as compared to a net income of $1.7 million for the nine months ended September 30, 2015. This was due to an increase in operating expenses primarily as a result of our efforts to protect and preserve our intellectual property, including litigation against Apple and AT&T Mobility, partially offset by the increase in royalty and license revenue, increased income tax benefit resulting from the increased loss, a gain from discontinued operations, and other income.

	September 30,		Change	% Change
REVENUES	2016	2015
	(In thousands)
Three months ended:
Royalty and license	$26,049	$13,944	$12,105	87%
Development, services, and other	257	369	(112)	(30)%
Total Revenues	$26,306	$14,313	$11,993	84%
Nine months ended:
Royalty and license	$47,112	$45,895	$1,217	3%
Development, services, and other	681	928	(247)	(27)%
Total Revenues	$47,793	$46,823	$970	2%

Total Revenues - Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Royalty and license revenue — Royalty and license revenue is composed of royalties earned on sales by our licensees and license fees charged for our IP. The increase in royalty and license revenue for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was due to increases in royalty and license revenue from our mobility licensees, primarily Samsung, in the quarter ended September 30, 2016, partially offset by decreases in royalty and license revenue from our gaming and medical licensees.
Variable royalty revenue based on shipping volumes and per unit prices decreased to $5.2 million for the three months ended September 30, 2016 from $6.2 million for the three months ended September 30, 2015. Fixed payment license revenue increased to $20.8 million for the three months ended September 30, 2016 from $7.7 million for the three months ended September 30, 2015, primarily as a result a non-recurring license fee of $19.0 million from Samsung which we recognized as license revenue during the quarter ended September 30, 2016, partially offset by a decrease of recurring license revenue from our previous license agreement with Samsung that ended in 2015.
Royalty and license revenue from mobility customers increased by 154%, primarily related to a non-recurring license fee of $19.0 million from Samsung which we recognized as license revenue during the quarter ended September 30, 2016. On July

12, 2016, we entered into an amendment to the prior agreement with Samsung to exercise Product Life Cycle Wind-Down Rights for $19.0 million. We received the payment of $19.0 million in July 2016 and recognized it as license revenue during the three months ended September 30, 2016. See Part II, Item 1. Legal Proceedings. We anticipate that our mobility business will continue to be of primary importance, but will fluctuate as a result of the outcomes of various litigations we have instituted and may in the future institute to enforce our IP rights, the timing of introducing new products with our technology into the market, and the recognition by mobile OEMs of the relevance of our IP.
Royalty and license revenue from gaming customers decreased by 27%, primarily due to decreased sales reported by our licensees of products containing our technology, including Sony with which we are in arbitration. See Part II, Item 1, Legal Proceedings. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue from medical customers decreased by 46%, primarily due to the reduction in recurring license fees by our medical customers.
Royalty and license revenue from automotive customers increased by 9%, primarily resulting from our technology being incorporated in an increased volume of products sold by our licensees.
We expect royalty and license revenue to be the major component of our future revenue as our technology continues to be included in products and as we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Our gaming royalty and license revenue could be adversely impacted in 2016 by the expiration of several gaming patents in 2015. We expect a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our overall business focus.
We categorize our geographic information into three major regions: North America, Europe and Asia. In the three months ended September 30, 2016, revenue generated in North America, Europe and Asia represented 12%, 4% and 84% of total revenue, respectively, compared to 24%, 7% and 69% of total revenues, respectively, for the three months ended September 30, 2015. The shift in revenues among regions was mainly driven by the increased mobility license revenue in Asia resulting from a non-recurring license fee from Samsung of $19.0 million, which was partially offset by decreases in recurring mobility license revenue and gaming royalty revenue in Asia. Total revenue generated in Europe increased slightly for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, but the increase was less significant than the overall increase in Asia which resulted in a decrease in the regional revenue as a percentage of total revenue in Europe. Revenue as a percentage of total revenue in North America decreased in the three months ended September 30, 2016 compared to prior year primarily due to the decreases in medical and gaming revenue, partially offset by an increase in royalty and license revenue from mobility business in North America.

Total Revenues - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Royalty and license revenue — The increase in royalty and license revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increases in royalty and license revenue from our medical licensees and a non-recurring license fee of $19.0 million from Samsung all of which we recognized as license revenue during the quarter ended September 30, 2016, partially offset by a decrease in license revenue from our previous agreement with Samsung and decreases in royalty and license revenue from other mobility and gaming licensees.
Variable royalty revenue based on shipping volumes and per unit prices decreased to $19.5 million for the nine months ended September 30, 2016 from $21.1 million for the nine months ended September 30, 2015. Fixed payment license revenue increased to $27.6 million for the nine months ended September 30, 2016 from $24.8 million for the nine months ended September 30, 2015, primarily as a result a non-recurring license fee from Samsung of $19.0 million which we recognized as license revenue during the quarter ended September 30, 2016 and a non-recurring license fee of $3.0 million from a medical customer, partially offset by a decrease of recurring license revenue from our previous license agreement with Samsung that ended in 2015 and a non-recurring license fee of $2.0 million from a completed contract with a mobility customer in the prior year.
Royalty and license revenue from medical customers increased by 68%, primarily due to a non-recurring license fee of $3.0 million from a medical customer partially offset by reduced royalties from other customers.

Royalty and license revenue from mobility customers decreased by 2%, primarily due to a decrease of recurring license revenue from Samsung and other customers, a non-recurring license fee of $2.0 million from a completed contract in 2015, and to a lesser extent due to a lower number of mobile device shipments by our licensees. The decreases were partially offset by a non-recurring license fee from Samsung of $19.0 million which we recognized as license revenue during the quarter ended September 30, 2016.

Royalty and license revenue from gaming customers decreased by 3%, primarily due to decreased sales by our licensees of products containing our technology.
Royalty and license revenue from automotive customers decreased by 2%, primarily due to the timing of reporting by our customers of $506,000 in 2015, partially offset by increased royalties due to our technology being incorporated in an increased volume sold by existing licensees.
In the nine months ended September 30, 2016, revenue generated in North America, Europe and Asia represented 30%, 6% and 64% of total revenue, respectively, compared to 27%, 5% and 68% of total revenues, respectively, for the nine months ended September 30, 2015. The shift in revenues among regions was mainly due to the shift between North America and Asia, while Europe remained relatively flat. Revenue attributable to North America increased primarily due to increased medical license revenue, partially offset by decreases in mobility and gaming royalty and license revenue. Regional revenue as a percentage of total revenue in Asia decreased as a result of decreased royalty and license revenue from mobility, automotive, and gaming in Asia.

	September 30,		Change	% Change
OPERATING EXPENSES	2016	2015
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,535	$3,198	$337	11%
% of total revenue	13%	22%	(9)%
Research and development	$2,951	$3,471	$(520)	(15)%
% of total revenue	11%	24%	(13)%
General and administrative	$9,654	$6,241	$3,413	55%
% of total revenue	37%	44%	(7)%
Amortization of intangibles	$1	$3	$(2)	(67)%
% of total revenue	—%	—%	—%

Nine months ended:
Sales and marketing	$10,735	$11,078	$(343)	(3)%
% of total revenue	22%	24%	(2)%
Research and development	$10,229	$10,697	$(468)	(4)%
% of total revenue	21%	23%	(2)%
General and administrative	$30,745	$21,253	$9,492	45%
% of total revenue	64%	45%	19%
Amortization of intangibles	$6	$18	$(12)	(67)%
% of total revenue	—%	—%	—%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The increase in sales and marketing expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to a $296,000 increase in compensation, benefits, and other related costs mainly due to increased headcount. The decrease in sales and marketing expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to a $762,000 decrease in marketing and advertising costs and a $159,000 decrease in travel costs mainly attributable to cost reductions on trade shows, partially offset by a $522,000 increase in compensation, benefits, and other related costs mainly due to increased headcount along with costs for rebalancing efforts in the first quarter of 2016. We expect that sales and marketing expenses will increase in 2016 as we continue to invest in sales and marketing to further market acceptance for our touch technologies and expand our focus on the content and media business.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to a $297,000 decrease in compensation, benefits, and other related costs and a $53,000 decrease in travel costs both mainly due to decreased headcount, and a $117,000 decrease in consulting services expense and a $41,000 decrease in lab and prototyping expenses as a result of redirected development efforts. The decrease in research and development expenses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to a $169,000 decrease in consulting services expense and a $75,000 decrease in lab and prototyping expenses as a result of redirected development efforts. In addition, there was a $240,000 decrease in travel costs mainly due to decreased headcount. Compensation, benefits and other related costs that increased due to our rebalancing efforts in the first quarter of 2016 were mainly offset by reduced costs from decreased headcount resulting in relatively flat expenses. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth including our content and media business.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; patent related legal, filing, and maintenance costs; office supplies; travel; and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to a $3.4 million increase in legal and professional fees. The increased legal and professional fees were primarily due to a $3.3 million increase in litigation expense relating to ongoing litigations including the current litigation against Apple and AT&T Mobility, and a $480,000 increase in patent related legal, filing, and maintenance costs; partially offset by a $333,000 decrease in professional services and licensing-related legal expenses primarily relating to a reduction of accounting and tax services relating to the reorganization of our international operations which took place in 2015. The increase in general and administrative expenses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to a $8.9 million increase in legal and professional fees and a $720,000 increase in compensation, benefits, and other related costs, mainly due to increased headcount and stock compensation expense. The increased legal and professional fees were primarily due to a $7.7 million increase in litigation expense relating to ongoing litigations, a $1.0 million increase in patent related legal, filing, and maintenance costs, and a $139,000 increase in professional services and licensing-related legal expenses mainly incurred in preparation for our recent litigation filings, partially offset by a decrease resulting from a reduction of accounting and tax services relating to the reorganization of our international operations which took place in 2015. Our general and administrative expenses will continue to increase significantly over last year as we continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple and AT&T Mobility, manage our business and strategic opportunities, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

	September 30,		Change	% Change
INTEREST AND OTHER INCOME (EXPENSE)	2016	2015
	(Dollars in thousands)
Three months ended:
Interest and other income (expense)	664	(84)	$748	(890)%
% of total revenue	3%	(1)%

Nine Months Ended:
Interest and other income (expense)	909	(63)	$972	(1,543)%
% of total revenue	2%	—%

Interest and Other Income (Expense) — Interest and other income (expense) consists primarily of interest income or expense from cash and cash equivalents and short-term investments, interest on notes receivable, exchange rate gains and losses, and other income or expense. Interest and other income totaled $664,000 for the three months ended September 30, 2016 as compared to interest and other expense that totaled $84,000 for the three months ended September 30, 2015, primarily as a result of $550,000 from a nonrecurring item in 2016. Interest and other income totaled $909,000 for the nine months ended September 30, 2016 as compared to interest and other expense that totaled $63,000 the nine months ended September 30, 2015, primarily as a result of $550,000 from a nonrecurring item in 2016 and exchange rate gains and losses.

	September 30,		Change	% Change
BENEFIT FOR TAXES	2016	2015
	(Dollars in thousands)
Three months ended:
Benefit (provision) for income taxes	$(3,760)	$(1,015)	$(2,745)	270%
Income from continuing operations before benefit (provision) for income taxes	10,778	1,199
Effective tax rate	34.9%	84.7%

Nine month ended:
Benefit (provision) for income taxes	1,264	(1,647)	$2,911	(177)%
Income (loss) from continuing operations before benefit (provision) for income taxes	(3,146)	3,367
Effective tax rate	40.2%	48.9%
Benefit (provision) for Income Taxes — The effective tax rates used for each year were estimated based upon a forecast of our full year results and include the tax impact of nondeductible permanent items, including stock-based compensation incurred for the period. The benefit (provision) for income tax for the three months and nine months ended September 30, 2016 also include non-cash tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization of our international operations that occurred in the second half of 2015. The change in benefit (provision) for income taxes results primarily from the change in loss before benefit (provision) for income taxes, the effects of the above described reorganization, and discrete items recognized for the nine months ended September 30, 2016 including a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
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
In 2016, we expect to use a 35% tax rate to record the U.S. federal portion of our income tax provision expense, but expect there to be a limited cash impact as we will use our net operating losses and other deferred tax assets that have been carried forward to reduce taxes paid in cash. Although we expect to reduce taxes paid in cash, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent actual earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates. Based upon activity during the three months ended September 30, 2016, we continue to maintain a valuation allowance of $1.5 million against U.S. federal deferred tax assets and a valuation allowance of $6.7 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowances as of September 30, 2016.
We also maintain liabilities for uncertain tax positions. The Company released reserves totaling $310,000 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. As of September 30, 2016, we had unrecognized tax benefits under ASC 740 "Income Taxes" of approximately $6.2 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $2.3 million.

DISCONTINUED OPERATIONS
Discontinued Operations — Income from discontinued operations, net of taxes, of $649,000 in the nine months ended September 30, 2016 is comprised of a final payment received from the sales of the 3D product line that occurred in the year ended December 31, 2009.
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
On September 30, 2016, our cash, cash equivalents, and short-term investments totaled $94.9 million, an increase of $30.0 million from $64.9 million on December 31, 2015.
Cash provided by operating activities
Net cash provided by operating activities during the nine months ended September 30, 2016 was $27.5 million, an increase of $15.2 million from the $12.3 million provided by operating activities during the nine months ended September 30, 2015. Cash provided by operating activities during the nine months ended September 30, 2016 was primarily the result of an increase of $25.9 million due to the change in deferred revenue relating to new billings for license fees that have been deferred to be recognized over the expected term, an increase of $1.8 million due to the change in accounts payable primarily arising from the timing of payments to vendors, and $493,000 due to the change in prepaid income taxes. These increases were partially offset by our net loss of $1.2 million, a decrease of $2.0 million due to the change in accounts receivable mainly as a result of the timing of invoices and cash collections, a decrease of $1.2 million due to the change in deferred income taxes, and a decrease of $342,000 due to the change in accrued compensation and other liabilities. Cash provided by operating activities during the current period was also affected by noncash charges or credits of $4.8 million, including $4.8 million of noncash stock-based compensation, $683,000 in depreciation and amortization, and $649,000 of gain from discontinued operations.
Cash provided by investing activities
Net cash provided by investing activities during the nine months ended September 30, 2016 was $8.0 million, an increase of $3.3 million compared to the $4.6 million provided by investing activities during the nine months ended September 30, 2015. Net cash provided by investing activities during the current period was due to the maturation of short-term investments of $32.5 million and proceeds from discontinued operations of $1.0 million, partially offset by purchases of short-term investments of $25.4 million.
Cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2016 was $1.5 million, a decrease of $351,000 compared to $1.8 million provided by financing activities during the nine months ended September 30, 2015. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options of $1.9 million and the issuance of common stock under our ESPP of $307,000, partially offset by repurchases of common stock of $729,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $94.9 million on September 30, 2016, 23% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued significant use of cash. At September 30, 2016, there was $33.7 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2016 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2015. Our principal commitments as of September 30, 2016 consisted of obligations under operating leases. There have been no material changes in those obligations during the nine months ended September 30, 2016.
As of September 30, 2016, we had a liability for unrecognized tax benefits totaling $6.2 million with no applicable interest, of which approximately $2.3 million could be payable in cash.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $66.9 million as of September 30, 2016, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $154,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2016.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of September 30, 2016, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
U.S. Patent No. 8,659,571(the '571 patent): "Interactivity Model for Shared Feedback on Mobile Devices"
On March 14, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the '051, '356, and '571 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-990 ("990 Investigation"). On April 6, 2016, the Chief Administrative Law Judge (“ALJ”) entered an order terminating Respondent AT&T from the investigation, based on the stipulation and joint motion of the parties to terminate AT&T in a manner that preserved our ability to obtain discovery and compliance with any relief the ITC may order. On April 4, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the ‘356 patent is unenforceable for alleged inequitable conduct before the United States Patent and Trademark Office. We will respond to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ. The proceedings in the ITC with respect to Apple and AT&T Mobility are ongoing, and the parties are in the process of conducting discovery.
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
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '051 patent. The petition bears Case No. IPR2016-01371. The petition challenges the patentability of certain claims of the '051 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '051 patent. The Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '571 patent. The Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. On October 12, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '356 patent. The Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR.
On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '710 patent. The petition bears Case No. IPR2016-01603. The petition challenges the patentability of certain claims of the '710 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.
On September 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '507 patent. The petition bears Case No. IPR2016-01777. The petition challenges the patentability of certain claims of the '507 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '260 patent. The petition bears Case No. IPR2016-01884. The petition challenges the patentability of certain claims of the '260 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '488 patent. The petition bears Case No. IPR2016-01907. The petition challenges the patentability of certain claims of the '488 patent in light of alleged prior art references. We have not yet responded to the petition and the Patent Office's Patent Trial and Appeal Board has not yet determined whether to institute the IPR. Our response to the petition is due ninety days from the petition's filing date.

Although we believe we have strong claims, this litigation is at its early stages and the outcome of litigation is inherently uncertain.
Furthermore, Apple and AT&T Mobility have significant resources and therefore, this litigation could be protracted.

Amit Agarwal v. Immersion Corporation
On March 29, 2016, Amit Agarwal, an individual, filed in the United States Patent and Trademark Office a petition for inter partes review of U.S. Patent No. 8,773,356 entitled: "Method and Apparatus for Providing Tactile Sensations." The petition bears Case No. IPR2016-00807. The petition challenges the patentability of certain claims of the ’356 patent in light of alleged prior art references. On July 6, 2016, we filed a patent owner's preliminary response responding to the petition's challenges to patentability of claims of the '356 patent. On September 19, 2016, the Patent Office's Patent Trial and Appeal Board denied the Petition and declined to institute further proceedings.

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
The arbitrator has scheduled a claim construction hearing for January 10, 2017. A date for the arbitration hearing on the merits of the claim has not yet been scheduled.

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

•
difficulties in entering into or renewing gaming licenses if video game console makers choose not to license third parties to make peripherals for their new consoles, if video console makers no longer require peripherals to play video games, if video console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video consoles deteriorates substantially;

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

•	difficulties in persuading device manufacturers to take a license or renew a license to our intellectual property without the expenditure of significant resources; and

•	reluctance of device manufacturers to take a license or renew a license to our intellectual property because other larger device manufacturers are not licensed.
A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
Samsung Electronics accounted for approximately 40% and two other customers accounted for 13% and 12% of our total revenues, respectively, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 where Samsung Electronics accounted for approximately 32% and two other customers accounted for 18% and 14% of our total revenues. In the quarter ended September 30, 2016, we entered into Amendment No. 4 to the Amended and Restated License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement between the parties as of December 31, 2016 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2016, including the Samsung Note 7, which is currently being recalled by Samsung. Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
In addition, we cannot be certain that other customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period.

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
One of our biggest sources of competition is derived from decisions made by internal design groups device manufacturers. These internal design groups typically make choices regarding whether to implement haptics or not, whether to use our software or other standard haptic capability (e.g., haptic capability offered by the Android operating system), or even whether to develop their own haptic solutions. In instances where the design team elects not to use our software but implements unlicensed haptic capability, we may seek to enforce our IP. If the customer is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
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
We also license to semiconductor manufacturers who incorporate certain of our less fully-featured software into their integrated circuits for use in certain electronic devices. While our relationships with these semiconductor manufacturers increases our distribution channels by leveraging their sales channels, it is possible that customers may elect to implement haptics using less fully-featured software integrated circuit solutions rather than the higher-end solutions we offer directly, which may negatively impact our financial results. It is also possible that when a customer uses the integrated circuit, it is doing so in violation of our intellectual property rights and we may seek to enforce our IP.
Finally, we have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. Haptics in the mobile market has become more prevalent to date and we are seeing companies with competitive offerings entering the market. To be successful, we need to continue to provide innovative solutions as well as defend our intellectual property successfully. Despite our ongoing efforts, there is no guarantee that we will achieve or maintain consumer and market demand or acceptance for our products.
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the nine months ended September 30, 2016 and 2015, 99% and 98%, respectively, of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
We had an accumulated deficit of $81 million as of September 30, 2016 and may not return to profitability in the future.
As of September 30, 2016, we had an accumulated deficit of $81 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

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
We completed a reorganization of our corporate organization in 2015. The purpose of this reorganization was to more closely align our corporate structure with the international nature of our business activities. This corporate restructuring activity is anticipated to allow us to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international sales operations, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions.
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

Our business and operations could suffer in the event of security breaches.
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. While we have not identified any material incidents of unauthorized access to date, the theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers' confidential information, we may incur liability.

In addition, our business involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, employee error, malfeasance or otherwise, during transfer of data, and result in someone obtaining unauthorized access to our data or our customers’ data. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party technology providers, to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, lead to legal liability and negatively impact our future sales.
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
We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, our compensation packages need to be competitive in the Silicon Valley where the stock component of compensation is an important factor that candidates and employees consider. We have not increased the amount of shares available for issuance under our equity incentive plans since 2014 and it is possible that our current pool of shares under our plans will not be sufficient to recruit and retain executive officers and key employees and if we are unable to obtain stockholder approval of any future increases in the share pool, we may be unable to attract and retain key personnel. Finally, some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the quarter ended September 30, 2016. See Note 9 of our condensed consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program
Beginning approximate dollar value available to be
repurchased as of June 30, 2016			$34,440,000
July 1 -- July 31, 2016	—	$—
August 1 -- August 31, 2016	105,750	6.90
September 1 -- September 30, 2016	—	—
July 1 -- September 30, 2016	105,750		729,000
Ending approximate dollar value available to be
repurchased as of September 30, 2016			$33,711,000

(1)
On November 1, 2007, our Board of Directors authorized a share repurchase program of up to $50.0 million. In addition, on October 22,2014, the Board authorized another $30.0 million under the share repurchase program. This share repurchase authorization has no expiration date and does not require us to repurchase a specific number of shares. The timing and amount of any share repurchase will depend on the share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization may be modified, suspended, or discontinued at any time.

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
Date: November 4, 2016

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Number	Description

3.1 +	Amended and Restated Bylaws.

10.1 #
Amendment No. 4, Effective as of January 1, 2013, to the Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of July 11, 2016.

31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+	Filed with the registrant's report on Form 8-K originally filed on November 4, 2016.
#	Certain portions of this exhibit have been omitted and will be filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*
This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.