Form 10-K
period 2016-12-31
IMMERSION CORP
filed 2017-03-03
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $117,078,997 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 22, 2017: 28,984,917.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2017 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION
2016 FORM 10-K ANNUAL REPORT

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

PART I
Item 1.   Business
Overview
Immersion Corporation (“Immersion”) is a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We are the torchbearers of haptics and our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and industry partners to bring these tactile experiences to consumers. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized for end users. Our primary business is currently in the mobility, gaming, automotive and medical markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social and advertising content, virtual and augmented reality, and wearables. In recent years, we have seen a trend towards broad market adoption of haptic technology, and estimate our technology is now in more than 3 billion devices worldwide. As other companies follow our leadership in recognizing how important tactile feedback can be in people's digital lives, we expect the opportunity to license our intellectual property (“IP”) will continue to expand.
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. In 2016, we and our wholly-owned subsidiaries increased our issued or pending patents by 300 to more than 2,400 patents worldwide as of December 31, 2016, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with Basic Haptic mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
We were incorporated in 1993 in California and reincorporated in Delaware in 1999. We consummated our initial public offering on November 12, 1999.
Our Business Strategy
Our goal is to continue to be the technology and market leader in haptics and drive the adoption of our touch technology across markets and applications to improve user experiences in the digital realm. Key aspects of our strategy include:
Innovate: Develop and patent our innovative technology to provide haptics in mobile, gaming, automotive, wearable, virtual and augmented reality, content, and other products and services to transform user experiences with unique and customizable tactile effects.
Drive Adoption: Communicate the advantages of our patented innovations and technologies to the relevant customers in target end markets and encourage their adoption through demonstrations and incorporation in the offerings of world-class companies.
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
We rely on the skills and talent of our employees to successfully execute our strategy through ongoing innovation, licensing activities, and collaboration with customers and partners to ensure that high quality tactile experiences are brought to market. Accordingly, we seek to hire and retain employees with world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategies. In order to attract these high caliber employees, we have created an environment and culture that fosters and supports research, development, and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing. We believe we have created a compelling company for inventive and entrepreneurial technology professionals who are able to work within our collaborative and supportive corporate environment to innovate and execute on our opportunities and drive strong growth.

We drive substantially all of our revenue from the licensing of our software and patents. Parties licensed to our IP regard that act as an investment-one which is devalued when unlicensed parties use our IP. Litigation against unlicensed third parties as a strategy is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our technology solutions or intellectual property without fairly remunerating us, litigation is the proper public step to protect our intellectual property and assets, as well as inform existing licensees that we are protecting their investment. As haptics gains wider acceptance in the market, the likelihood of unlicensed use of our IP increases. This could result in ongoing dispute resolution and litigation efforts, as we seek to protect the investment that we and our valid licensees have made in the technology.

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
Immersion haptic technologies breathe life back into digital experiences, restoring the missing elements of confirmation, realism and rich communication to the digital world and help realize our Vision - “With touch, we make people’s digital lives more personal, vivid, and meaningful”:
Confirmation: Today’s touchscreens, touch pads, and other touch surfaces can lack the physical feedback that is provided by mechanical keyboards and switches and that we need to fully understand the context of our interactions. By providing users with intuitive and unmistakable tactile confirmation as they push virtual buttons and scroll through lists, haptics can instill confidence, increase input speed, reduce errors and help improve safety. This is especially important in environments that involve distractions, such as automotive and commercial applications, where audio or visual confirmation is insufficient.
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

Our Offerings

We provide software, IP and haptic expertise to our customers through a variety of different offerings, including software licenses, patent licenses, and combined licenses that cover both software and patents. In most cases, our software licenses include services, design tools and software development kits (“SDKs”), as well as licenses to our patents to the extent necessary to implement the licensed software, with the specific rights and restrictions to the applicable patents described in the license agreements. When we offer patent licenses, we provide the customer with a defined right to use our patented innovations in its own products by allowing it to use specified aspects of our broad international patent portfolio, subject to limitations by specific field of use and other restrictions. In certain cases, we also provide our patent licensees with enablement tools such as reference designs and prototypes, technical and design services as well as other assistance and support.
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
TouchSense Lite and TouchSense Premium: Targeted to the mobile device, wearables, and consumer electronics markets, TouchSense software development kits consist of solutions enabling the design of tactile effects used in device interfaces and applications, and enhancing the playback of haptic content. Our toolkits enable original equipment manufacturers (“OEMs”) and their suppliers to easily add customized haptic experiences to their own branded devices and other products. Our offerings include TouchSense Lite and TouchSense Premium for Mobile and Wearable OEMs.
TouchSense Software Development Kits: Targeted to mobile game developers, application developers, platform providers, and content creators, TouchSense Software Development Kits consist of design tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects in mobile content, including games, ads and video. TouchSense Software Development Kits offer high fidelity tactile effects to augment and enhance mobile content, while ensuring quality playback within consumer devices. Our offerings include TouchSense Software Development Kit for Mobile Games and for Mobile Videos.
TouchSense Ads: Targeted at advertisers, digital marketers and mobile advertising distribution platforms. TouchSense Ads consists of mobile video advertisements from brand advertisers that have been enabled to playback with haptic effects on Android mobile devices. Immersion’s haptic technology controls the actuator on the mobile devices to produce tailored effects that users can feel while viewing the video advertisement.  TouchSense Ads can be played on mobile web sites and in an app using standard VAST/VPAID compatible mobile video players that support HTML5. The product includes design services for creating haptic waveforms, or tracks, as well as a web-based ad campaign reporting portal.
TouchSense Force: TouchSense Force is the suite of offerings for the PC/Console gaming/virtual reality markets. It is targeted at developers, peripheral manufacturers, and platforms.  The suite consists of design tools, APIs, reference designs, and firmware that aim to set the standard for haptics in gaming and virtual reality by providing advanced next generation haptic solutions that enable consistent haptic experiences on existing vibration based controllers and enable new tactile gaming experiences.
Patent Licenses
Through more than twenty years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and devote substantial resources to ensure that our IP coverage of the haptic landscape is as comprehensive as possible. Our growing portfolio now includes more than 2,400 worldwide issued or pending patents, which support our TouchSense offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques, to name a few.
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
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer TouchSense Lite and TouchSense Premium and patent licenses, as well as haptic expertise, to OEMs in the mobile device, wearables, and consumer electronics markets. In addition, certain of our integrated circuit partners preload their integrated circuits with certain of our less fully-featured TouchSense software and offer these integrated circuits to OEMs in the mobile device market.
Our licensees currently include some of the top makers of mobile devices in the world, including LG Electronics, Lenovo, Fujitsu, Gionee, HTC, Huawei, Kyocera, Panasonic, Meizu, Meitu, and Toshiba, as well as integrated circuit manufacturers such as Texas Instruments.
Mobile Applications: In addition to working with device manufacturers, we provide our TouchSense Software Development Kits to application developers, and other content ecosystem participants to enable them to easily incorporate tactile effects into mobile games, advertisements and other content. Our licensees include Bandai Namco, Gameloft, GSN Games, Perfect World, Rockstar, Rovio Entertainment, TenCent, and Ubisoft.
Mobile Advertising: We work with leading brands, media and creative agencies, mobile ad networks and publishers to promote and license our technology for the mobile advertising market. Our offering, TouchSense Ads, includes our TouchSense Software Development Kit as well as a Haptic Ad Service to cater to the market for ads that are viewed in mobile browsers (HTML5).
For the years ended December 31, 2016, 2015, and 2014, respectively, 57%, 62%, and 60% of our total revenues were generated from OEMs and integrated circuit customers in the mobile communications market.
Console and PC Gaming: We have licensed our patents directly to Microsoft, Nintendo, and Sony Computer Entertainment for use in their console gaming products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our gaming licensees include Bensussen Deutsch & Associates, Guillemot, Logitech, Mad Catz, Microsoft, Performance Designed Products, Razer, and Sony.
For the years ended December 31, 2016, 2015, and 2014, respectively, 24%, 24%, and 27% of our total revenues were generated from customers in the PC and console gaming markets.
Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Electric Co., Continental, Marquardt, Panasonic Automotive Systems, SMK Corporation, and Tokai Rika.
For the years ended December 31, 2016, 2015, and 2014, respectively, 7%, 7%, and 5% of our total revenues were from automotive customers.
Medical: We offer patent licenses to the medical market. Our current licensees include CAE Healthcare, Laerdal Medical A/S, Simbionix, Stryker Medical (formerly MAKO Surgical), and SOFAR.
For the years ended December 31, 2016, 2015, and 2014, respectively, 12%, 7%, and 8% of our total revenues were from medical customers.
Sales
Our sales are seasonal. Seasonal fluctuations have impacted our overall revenue trends in the past.
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
In the event we have granted a license to our patent portfolio to a customer, its internal design group may design technology that is less expensive to implement or that enables products with higher performance or additional features. In some cases, the customer may elect not to include haptics in its products or other offerings due to the higher costs associated with incorporating haptics.
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
For the years ended December 31, 2016, 2015, and 2014, research and development expenses were $13.4 million, $14.8 million, and $11.8 million respectively.
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

At the end of 2016, we and our wholly owned subsidiaries had over 2,400 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. Some of our U.S. patents began expiring in 2007.
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
The charters of our audit committee, our compensation committee, and our nominating/corporate governance committee, our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller, and senior financial officers), our Corporate Governance Principles and our Stock Ownership Policy are also available at our web site under “Corporate Governance.” These items are also available to any stockholder who requests them by calling +1 408.467.1900.
The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Employees
As of December 31, 2016, we had 132 full-time and part-time employees, including 54 in research and development, 42 in sales and marketing, and 36 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.
Executive Officers
The following table sets forth information regarding our executive officers as of February 22, 2017.

Name	Position with the Company	Age
Victor Viegas	Chief Executive Officer and Member of the Board of Directors	59
Nancy Erba	Chief Financial Officer	50
Anne Marie Peters	General Counsel and Senior Vice President IP Licensing and Legal Affairs	46
Mahesh Sundaram	Vice President, Worldwide Sales and Customer Support	46
Victor Viegas was named our Chief Executive Officer in April 2010, and served as our Interim Chief Financial Officer from December 2011 until May 2012 and from February 2016 to September 2016. He served as our Interim Chief Executive Officer from October 2009 to April 2010, and has served as a member of the board of directors since October 2002. Mr. Viegas was our Chief Executive Officer from October 2002 through April 2008, and President from February 2002 through April 2008. Mr. Viegas was also Chairman of the board of directors from October 2007 to February 2009. Mr. Viegas also served as Chief Financial Officer until February 2005, having joined us in August 1999 as Chief Financial Officer, Vice President, Finance. From June 1996 to August 1999, he served as Vice President, Finance and Administration and Chief Financial Officer of Macrovision Corporation, a developer and licensor of video and software copy protection technologies. From October 1986 to June 1996, he served as Vice President of Finance and Chief Financial Officer of Balco Incorporated, a manufacturer of advanced automotive service equipment. He holds a B.S. in Accounting and an M.B.A. from Santa Clara University. Mr. Viegas is also a Certified Public Accountant in the State of California, on inactive status.
Nancy Erba joined Immersion as Chief Financial Officer in September 2016. Prior to joining Immersion, Ms. Erba was Vice President, Financial Planning and Analysis of Seagate Technology from February 2015 to October 2015. Prior executive roles at Seagate Technology include Division CFO and Vice President of Finance, for Strategic Growth Initiatives from 2013 to 2015, Vice President, Business Operations and Planning from 2009 to 2013, Division CFO and Vice President of Finance of the Consumer

Solutions Division from 2008 to 2009 and Vice President, Corporate Development from 2006 to 2008. Ms. Erba holds a Bachelor of Arts in Mathematics from Smith College and a Master of Business Administration from Baylor University.
Anne Marie Peters has been at Immersion since December 2008 serving as General Counsel and Corporate Secretary. In July 2016, Ms. Peters’ role was expanded to include leading Immersion’s patent licensing portion of our business. From 1998 to 2008, Ms. Peters was an associate, and then corporate partner at Morrison & Foerster LLP. Prior to practicing law, Ms. Peters held positions in the diagnostic manufacturing field at Chiron Corporation. Ms. Peters holds a Bachelor in Molecular and Cell Biology from the University of California, Berkeley, a Master of Business Administration from the Graduate School of Management at the University of California, Davis, and a Juris Doctor degree from the University of California, Davis School of Law. Ms. Peters was admitted to the California State Bar in 1999.
Mahesh Sundaram joined Immersion in October 2014. He is responsible for leading our worldwide sales and customer support organization to support the growing opportunities of Immersion technology. Prior to joining Immersion, Mr. Sundaram was Vice President, Asia Pacific of Dolby Laboratories, a developer of audio, imaging and voice technologies for cinema, home theaters, PCs, mobile phones, and games, from October 2008 to October 2014. Mr. Sundaram also served as a Director of Consumer Electronics Market Segment at Dolby Laboratories, from July 2006 to September 2008. From January 1996 to November 2003, he managed product marketing for Intel, one of the largest manufacturers of semiconductors for PCs, servers, phones, tablets, and consumer electronic devices, where he was responsible for product marketing and bringing new products and technologies to market in the Asia Pacific region. Mr. Sundaram holds a Bachelor of Engineering in electrical engineering from University of Mumbai.

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
Our revenue growth is largely dependent on our ability to enter into new and renew existing licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:

•	difficulties in persuading device manufacturers to take a license or renew a license to our intellectual property without the expenditure of significant resources;

•	difficulties in persuading existing customers that they still need a license to the portfolio as individual patents expire or become limited in scope, declared unenforceable or invalidated;

•	reluctance of device manufacturers to take a license or renew a license to our intellectual property because other larger device manufacturers are not licensed;

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

•	the competition we may face from third parties and/or the internal design teams of existing and potential licensees;

•	difficulties in achieving and maintaining consumer and market demand or acceptance for our products;

•	difficulties in persuading third parties to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;

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
Samsung Electronics accounted for approximately 33%, 32%, and 38% of our total revenues for the years ended December 31, 2016, 2015, and 2014, respectively. Two other customers each accounted for 14% and 13% of our revenues in 2016, for 18% and 14% of our revenues in 2015, and for 17% and 12% in 2014. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, including the Samsung Note 7, which is currently being recalled by Samsung. Because we have not renewed our agreement with

Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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
Our current or any future litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
We have been in the past and are currently a party to various legal proceedings with companies that have significantly greater financial resources than us to enforce or defend our intellectual property rights and to defend our licensing practices. For example, in 2016, we initiated patent infringement litigation against Apple and AT&T Mobility for infringement of seven patents, and Apple filed for inter partes review on each of the seven patents. We also initiated arbitration against Sony claiming that they are infringing one of our US patents. Due to the inherent uncertainties of litigation, arbitration and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending or any future legal proceedings will continue to be costly, given the significant resources available to our current adverse parties, and that future legal proceedings will result in additional legal expenses, resulting in the decrease of cash available for other parts of our business, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I, Item 3, “Legal Proceedings”.
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
In addition, our patents will continue to expire according to their terms which may have an adverse effect on our business. For example, certain of our U.S. gaming patents expired in 2015, and as a result, Sony has ceased paying royalties for sales made in the U.S. We have asserted a U.S. patent against Sony and we are currently in arbitration. See “Legal Proceedings”. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

•	laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•
policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States.

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Apple and AT&T Mobility for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
Potential patent and litigation reform legislation, potential USPTO and international patent rule changes, potential legislation affecting mechanisms for patent enforcement and available remedies, and potential changes to the intellectual property rights (“IPR”) policies of worldwide standards bodies, as well as rulings in legal proceedings may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
Potential changes to certain U.S. and international patent laws, rules and regulations may occur in the future, some or all of which may affect our research and development investments, patent prosecution costs, the scope of future patent coverage we secure, remedies that we may be entitled to in patent litigation, and attorneys’ fees or other remedies that could be sought against us, and may require us to reevaluate and modify our research and development activities and patent prosecution, licensing and enforcement strategies.
Similarly, legislation designed to reduce the jurisdiction and remedial authority of the USITC has periodically been introduced in Congress.  Any potential changes in the law, the IPR policies of standards bodies or other developments that reduce the number of forums available or the type of relief available in such forums (such as injunctive relief), restrict permissible licensing practices (such as our ability to license on a worldwide portfolio basis) or that otherwise cause us to seek alternative forums (such as arbitration or state court), would make it more difficult for us to enforce our patents, whether in adversarial proceedings or in negotiations.  Because we have historically depended on the availability of certain forms of legal process to enforce our patents and obtain fair and adequate compensation for our investments in research and development and the unauthorized use of our intellectual property, developments that undermine our ability to do so could have a negative impact on future licensing efforts.
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement.  For example, in recent years, the United States International Trade Commission (the “USITC”) and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees. Decisions that occur in U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction, and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards.
We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have an adverse impact on our business and financial condition.
If companies choose to implement haptics without our software or a license to our patents, we could have to expend significant resources to enforce or defend our intellectual property rights and to defend our licensing practices which may have a negative impact on our business.
Haptics is becoming more commonplace in the marketplace today. To sell our software, we must win competitive selection processes, known as “design wins,” before our haptic technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures with no assurance that we will be selected. As a small company, we may not have the resources to reach every company who is introducing or planning to introduce haptics into the market. In addition, as a small company, we have limited engineering resources that may make it difficult to support every type of haptic implementation with our software offerings or to introduce new technologies in a timely manner. In the instances where a potential customer is not using our software but implements unlicensed haptic capability, we may need to seek to enforce our intellectual property. If the customer is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
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

Our international operations subject us to additional risks and costs.
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 74% of our revenue in 2016. International operations are subject to a number of difficulties, risks, and special costs, including:

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	laws and business practices favoring local competitors;

•	foreign exchange and currency risks;

•	changing import and export restrictions, duties, tariffs, quotas and other barriers;

•	difficulties staffing and managing foreign operations;

•	difficulties and expense in establishing and enforcing IP rights;

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
Our international operations could also increase our exposure to international laws and regulations, which are subject to change. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents.
If we fail to successfully manage our new content and media initiative, our results of operations could be negatively impacted.
We seek to find new applications and markets for our technologies. We have invested and continue to invest significant resources in the development of technologies and software related to enhancing mobile content with haptics. For example, we have announced the introduction of haptics-enabled mobile game applications from well-known publishers and haptics-enabled advertisements and movie trailers. Market acceptance of these new technologies and software offerings will be dependent in part on our ability to show that mobile content enhanced with haptics generates greater levels of consumer engagement, improves customer acquisition and retention measures, increases monetization, improves long-term content recall and generates more positive levels of enjoyment and brand sentiment. While our early pilot and user studies are encouraging, such data is preliminary and may be inaccurate or may not be accepted by third parties. If we are unable to successfully develop these new offerings, our results of operations could be negatively impacted. In addition, if we fail to properly manage the licensing of rights in our OEM and content businesses, we may inadvertently impair our ability to monetize our technology in one of these businesses and our results of operations would be negatively impacted.
We had an accumulated deficit of $119 million as of December 31, 2016, and may not return to profitability in the future.
As of December 31, 2016, we had an accumulated deficit of $119 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

•	incur costs related to litigation;

•	increase our sales and marketing efforts;

•	engage in research and develop our technologies; and

•	protect and enforce our IP;
If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not return to profitability.

The terms in our agreements may be construed by our licensees in a manner that is inconsistent with the rights that we have granted to other licensees, or in a manner that may require us to incur substantial costs to resolve conflicts over license terms.
We have entered into, and we expect to continue to enter into, agreements pursuant to which our licensees are granted rights to our technology and our IP. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories, and may include exclusive rights or sublicensing rights. We refer to the license terms and restrictions in our agreements, including, but not limited to, field of use definitions, market sector, and product category definitions, collectively as “License Provisions.”
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
A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Finally, as some of our litigated patents have expired related to video game peripherals, we may need to persuade our licensees that other patents in our portfolio continue to be relevant which could result in the expenditure of significant resources and/or failure to persuade the licensee of the relevance of the patents. See Legal Proceedings.
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

The product development process for automobiles is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive device technologies unless and until products featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its products, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle or the option packages if our technology is an option (for example, a navigation unit) which is likely to be determined by many factors beyond our control.
We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the years ended December 31, 2016, 2015, and 2014, 98%, 97%, and 98% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers' confidential information, we may incur liability.
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
The uncertain economic and political environment could reduce our revenues and could have an adverse effect on our financial condition and results of operations.
The current global economic conditions and political climate could materially hurt our business in a number of ways, including longer sales and renewal cycles, exchange rate volatility, delays in adoption of our products or technologies or those of our customers, increased risk of competition, higher taxes and tariffs on goods incorporating out technologies, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners would likely face similar challenges, which could materially and adversely affect the level of business they conduct with us or the sales volume of products that include our technology.
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
A change in accounting standards, policies, or practices, such as the new revenue accounting standard that will become effective for us in 2018, ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606”, can have a significant effect on our reported results and may affect our reporting of transactions. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms which will be phased out over time;

•	only our chairperson of the board of directors, a majority of our board of directors or 10% or greater stockholders are authorized to call a special meeting of stockholders;

•	our stockholders can only take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors can be filled only by our board of directors and not by our stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
The procedural schedule in the Investigation includes, among other things, deadlines for the parties to conduct three required settlement conferences. On July 26, 2016, representatives from the Company and Respondent AT&T conducted their first settlement conference. On July 28, 2016, representatives for the Company and Respondent Apple conducted their first settlement conference. The parties did not reach an agreement to settle the dispute underlying this Investigation.
In September 2016, Respondent Apple released additional products, including the iPhone 7 and 7 plus and the Apple Watch Series 2. The Company has served discovery responses and contentions identifying these newly released products as products at issue in the Investigation.

On October 18, 2016, the Chief ALJ conducted a Markman hearing with respect to the construction of terms of the Asserted Patents. The Chief ALJ indicated at the hearing that a ruling could be expected in approximately three months.
On December 15, 2016, Respondents filed a motion for summary determination that the asserted claims 1 and 2 of the ’260 patent are invalid under 35 U.S.C. § 101 for an alleged failure to recite patentable subject matter. On December 27, 2016, the Company filed its opposition to the motion. On December 27, 2016, the Commission Investigative Staff submitted a response to the motion stating that the Staff supports the motion. The Chief ALJ has not issued a decision on the motion.
On January 18, 2017, the parties participated in a one-day mediation session. The parties did not reach an agreement to resolve the dispute at the mediation.
On February 1, 2017, Respondents Apple and AT&T filed three motions for summary determination on certain issues in the Investigation. In particular, the motions requested that Chief ALJ determine:
•that prosecution history estoppel precludes Immersion from asserting that the accused products and the technical domestic industry products satisfy certain limitations of the asserted patents under the doctrine of equivalents;
•that (1) Respondents do not infringe claims 7 and 17 of the ’356 patent and claims 7, 11 and 15 of the ’051 patent; and (2) the Apple Watch products do not infringe the ’356 patent and Apple’s iPhone 6, 6 Plus and SE products do not infringe the ’051 patent; and
•that claims 2-5, 10-12, and 15-17 of the ’507 patent are invalid under 35 U.S.C. § 112 for failing to comply with the written description requirement.
On February 2, 2017, Chief ALJ Bullock issued his Markman ruling, Order No. 27 Construing the Terms of the Asserted Claims. The Chief ALJ adopted Immersion’s proposed constructions for some disputed terms. On other terms, the Chief ALJ adopted constructions that Respondents or Staff had proposed, and on other terms the Chief ALJ fashioned his own construction.
On February 3, 2017, Immersion brought an unopposed motion for partial termination of the investigation with respect to certain contentions that were no longer being pursued. These include Immersion’s allegations of infringement as to (1) claims 7 and 17 of the ’356 patent, (2) claims 7, 11, and 15 of the ’051 patent, (3) the Apple Watch products solely with respect to the ’356 patent, and (4) the Apple iPhone 6, 6 Plus, and SE products solely with respect to the ’051 patent. Immersion also stated in the motion its position that the request for termination as to the withdrawn allegations rendered Respondents motion for summary determination on these particular issues moot. On February 9, 2017 the Chief ALJ issued an order granting partial termination of the Investigation as to certain asserted claims of the ’356 patent and the ’051 patent as described above.
On February 10, 2017, Respondents filed a notice of withdrawal of their motion for summary determination as to the particular contentions under the ’356 patent and ’051 patent that had been withdrawn during the Investigation. On February 13, 2017, Immersion filed its oppositions to those motions for summary determination that remained pending. On February 14 and 16, 2017, the Chief ALJ issued orders denying each of Respondents’ motions for summary determination.
The proceedings in the ITC with respect to Apple and AT&T Mobility are ongoing. The parties have conducted extensive fact and expert discovery and are in the process of completing discovery and preparing materials for the hearing set to begin on April 27, 2017. The Company is preparing its contentions and expects to respond to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '051 patent. The petition bears Case No. IPR2016-01371. The petition challenges the patentability of certain claims of the '051 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '051 patent. On January 11, 2017, the Patent Trial and Appeal Board issued a decision denying the Petition and declining to institute the IPR.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '571 patent. On January 11, 2017, the Patent Office’s Patent Trial and Appeal Board issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board has set a schedule of certain due dates in the IPR, including an April 24, 2017 due date for the patent owner’s response. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. Our preliminary patent owner’s response is due within three months of the filing of this new petition.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. On October 12, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '356 patent. On January 11, 2017, the Patent Office’s Patent Trial and Appeal Board issued its decision instituting the IPR on certain grounds raised in the Petition. The Board has set a schedule of certain due dates in the IPR, including an April 24, 2017 due date for the patent owner’s response. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. Our preliminary patent owner’s response is due within three months of the filing of this new petition.
On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '710 patent. The petition bears Case No. IPR2016-01603. The petition challenges the patentability of certain claims of the '710 patent in light of alleged prior art references. On November 28, 2016, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the Patent Office’s Patent Trial and Appeal Board issued its decision instituting the IPR on certain grounds released in the petition. The Board has set a schedule of certain due dates in the IPR, including a May 24, 2017 due date for the Patent Owners’ response.
On September 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '507 patent. The petition bears Case No. IPR2016-01777. The petition challenges the patentability of certain claims of the '507 patent in light of alleged prior art references. On December 27, 2016, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’507 patent. The Board’s decision on whether to institute the IPR is due within ninety days of the filing of our response.
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '260 patent. The petition bears Case No. IPR2016-01884. The petition challenges the patentability of certain claims of the '260 patent in light of alleged prior art references. On January 4, 2017, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’260 patent. The Board’s decision on whether to institute the IPR is due within ninety days of the filing of our response. In response to a request of the Petitioner, the Board also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '488 patent. The petition bears Case No. IPR2016-01907. The petition challenges the patentability of certain claims of the '488 patent in light of alleged prior art references. On January 5, 2017, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’488 patent. The Board’s decision on whether to institute the IPR is due within ninety days of the filing of our response. In response to a request of the Petitioner, the Board authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017.
Although we believe we have strong claims, the outcome of litigation is inherently uncertain.
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
On February 19, 2016, we petitioned for confirmation of the award in the U.S. District Court for the Northern District of California. On March 18, 2016, Sony opposed the petition to confirm the award and moved to vacate the award. On April 26, 2016, the District Court issued an order granting our petition to confirm the arbitral award and denying Sony’s motion to vacate the award. On May 26, 2016, Sony filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. On January 31, 2017 Sony told us that it will dismiss the appeal.
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
The arbitrator originally scheduled a claim construction hearing for January 10, 2017. The hearing was rescheduled to December 21, 2016, after the parties identified their proposed claims to be construed. The hearing was completed on December 21, 2016, and the arbitrator issued a claim construction ruling on February 2, 2017. Fact discovery is proceeding. A date for the arbitration hearing on the merits of the claim has not yet been scheduled.
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

	High	Low
Fiscal year ended December 31, 2016
Fourth Quarter	$11.92	$7.01
Third Quarter	$8.49	$6.24
Second Quarter	$8.53	$5.90
First Quarter	$11.45	$6.63
Fiscal year ended December 31, 2015
Fourth Quarter	$14.45	$10.71
Third Quarter	$13.90	$10.37
Second Quarter	$13.03	$8.87
First Quarter	$10.32	$7.72
On February 22, 2017, the closing price was $11.65 per share and there were 85 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The graph below depicts a five-year comparison of cumulative total shareholder returns for Immersion common stock, the NASDAQ Composite Index, and the RDG Technology Composite Index. The graph assumes an investment of $100 for the five-year period commencing on December 31, 2011 and ending on December 31, 2016, in Immersion’s common stock, and in the NASDAQ Composite and the RDG Technology Composite indices, and reinvestment of dividends, if any.
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

	December 31,
	2011	2012	2013	2014	2015	2016
Immersion Corporation	$100	$133	$200	$183	$225	$205
NASDAQ Composite	100	116	165	189	200	217
RDG Technology Composite	100	115	153	179	183	207
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to Note 9 to the notes to our consolidated financial statements.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and accompanying notes, included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements which are not included in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$57,086	$63,393	$52,937	$47,470	$32,169
Costs and expenses	72,349	58,674	46,970	43,866	38,897
Operating income (loss)	(15,263)	4,719	5,967	3,604	(6,728)
Income tax benefit (provision) from continuing operations	(25,521)	(1,591)	(2,196)	36,483	(792)
Income (loss) from continuing operations	(40,030)	2,858	4,123	40,155	(7,350)
Income from discontinued operations	649	—	—	—	153
Net income (loss)	(39,381)	2,858	4,123	40,155	(7,197)
Basic net income (loss) per share:
Continuing operations	$(1.39)	$0.10	$0.15	$1.42	$(0.27)
Discontinued operations	0.02	—	—	—	0.01
Total	$(1.37)	$0.10	$0.15	$1.42	$(0.26)
Shares used in calculating basic net income (loss) per share	28,759	28,097	28,246	28,190	27,735
Diluted net income (loss) per share:
Continuing operations	$(1.39)	$0.10	$0.14	$1.37	$(0.27)
Discontinued operations	0.02	—	—	—	0.01
Total	$(1.37)	$0.10	$0.14	$1.37	$(0.26)
Shares used in calculating diluted net income (loss) per share	28,759	29,015	29,144	29,338	27,735

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$89,772	$64,931	$57,361	$71,112	$43,546
Working capital	73,008	53,749	58,025	64,249	38,378
Total assets	103,767	105,415	97,521	110,575	48,011
Total stockholders’ equity	55,340	86,615	76,603	80,671	29,278

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
We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:
Revenue Recognition
We recognize revenues in accordance with applicable accounting standards, including Accounting Standards Codification (“ASC”) 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). We derive our revenues from two principal sources: royalty and license fees, and development contract and service fees. As described below, management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management. Specifically, in connection with each transaction, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable. We apply these criteria as discussed below.

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

•
Collectability is probable. To recognize revenue, we must judge collectability of fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial condition and ability to pay. If we determine that collectability is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

Royalty and license revenue — We license our patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Certain of these are variable fee arrangements where the royalties earned by us are based on units sold or sales volumes of the respective licensed products. We also enter into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties could be subject to change and may result in out of period adjustments depending on the specific terms of the arrangement. We recognize fixed license fee revenue when earned under the terms of the agreements, which generally results in recognition on a straight-line basis over the expected term of the license.
Development, services, and other revenue — Development, services, and other revenue are composed of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on the completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.
Multiple element arrangements — We enter into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases, PCS. For arrangements that are software based with an engineering services component, the services are generally not essential to the functionality of the software, and customers may purchase engineering services from the Company to facilitate the adoption of our technology, but they may choose to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by us based on units sold or sales volumes of the respective licensed products, and the services are performed ratably over the arrangement or are front-end loaded, the upfront fees are recognized ratably over the contract term, and royalties based on units sold or sales volume are recognized when they become fixed and determinable. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.
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
Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes as prescribed in ASC 740, Income Taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. This method requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.
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
Results of Operations
Overview of 2016

Revenues for 2016 were $57.1 million, a decrease of $6.3 million, or 10%, versus 2015. This decrease was primarily related to a decrease of $5.6 million in royalty and license revenue, mostly in mobility and gaming markets, due to a one-time licensing fee of $2.0 million recorded in 2015 that did not recur in 2016, and certain of license agreements with our customers that expired prior or during 2016. The decreases in royalty and license revenue from mobility and gaming markets were partially offset by an increase in medical market.
Net loss for 2016 was $39.4 million, compared to net income of $2.9 million for 2015. Net loss for fiscal year 2016 was primarily related to a non-cash valuation allowance charge of $28.1 million recorded in the fourth quarter against our deferred tax assets, which resulted in an increase of $23.9 million in tax provision as compared to 2015. Net loss for 2016 was also related to an increase of $13.9 million in operating expenses due mainly to higher litigation expenses as our continuous effort to protect and preserve our IP, and a decrease of $6.3 million in total revenues compared to the year ended December 31, 2015. These were partially offset by an increase of $1.0 million in other income from continuing operations and $649,000 in income from discontinued operations, net of tax, recorded in the second quarter of 2016. See Note 12 to the consolidated financial statements for additional information on our income taxes.
In 2017, we expect royalty and license revenue, mainly from mobility customers, to remain the major component of our revenue as our technology continues to be included in our licensees’ products and as we continue to execute our patent licensing program in mobility market. Our gaming royalty and license revenue could be adversely impacted in 2017 by the expiration of several gaming patents in 2016. Revenue may also decrease due to timing and uncertainty associated with contract renewals. IP litigation, including our pending litigation with Apple and AT&T, may cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, foreign currency exchange rates, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors and adverse rulings affecting our patents. For a further discussion of these and other risk factors, see Item 1A, “Risk Factors.”
The following table sets forth our consolidated statements of income data as a percentage of total revenues:

	Years Ended December 31,
	2016	2015	2014
Revenues:
Royalty and license	98.2%	97.3%	97.9%
Development, services, and other	1.8	2.7	2.1
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	0.3	0.7	0.9
Sales and marketing	25.6	23.2	20.6
Research and development	23.5	23.3	22.3
General and administrative	77.3	45.4	44.9
Amortization of intangibles	—	—	0.1
Total costs and expenses	126.7	92.6	88.8
Operating income (loss)	(26.7)	7.4	11.2
Interest and other income	1.4	0.3	1.1
Other expense	(0.1)	(0.7)	(0.4)
Income (loss) from continuing operations before provision for income taxes	(25.4)	7.0	11.9
Provision for income taxes from continuing operations	(44.7)	(2.5)	(4.1)
Income (loss) from continuing operations	(70.1)%	4.5	7.8
Income from discontinued operations, net of tax	1.1%	—	—
Net income (loss)	(69.0)%	4.5%	7.8%

Revenues

($ in thousands)	2016	$ Change	% Change	2015	$ Change	% Change	2014

Royalty and license	$56,030	$(5,647)	(9)%	$61,677	$9,873	19%	$51,804
Development, services, and other	1,056	(660)	(38)%	1,716	583	51%	1,133
Total revenue	$57,086	$(6,307)	(10)%	$63,393	$10,456	20%	$52,937
2016 Compared to 2015
Royalty and license revenue — Royalty and license revenue is comprised of variable royalties earned based on usage by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for 2016 was $56.0 million, a decrease of $5.6 million, or 9%, compared to $61.7 million for 2015.
Variable royalty revenue based on shipping volumes and per unit prices decreased by $4.2 million, or 14%, to $25.6 million for the year ended December 31, 2016, compared to $29.8 million for the year ended December 31, 2015. The decrease was primarily caused by decreased volume from our gaming, mobility, and medical customers.
Fixed payment license revenue decreased by $1.5 million, or 5%, to $30.4 million for the year ended December 31, 2016, compared to $31.9 million for the year ended December 31, 2015. The decrease was primarily related to the decrease in mobility license revenue due to a one-time licensing fee of $2.0 million recorded in the second quarter of 2015 that did not recur in 2016, and certain of our license agreements with our mobility customers that expired prior or during 2016, including our previous license agreement with Samsung that expired at the end of 2015. The decrease in mobility license revenue was further offset by a non-recurring license fee of $3.0 million from a medical customer and increased license fees from new gaming customers we signed during 2016.
Royalty and license revenue from mobility customers decreased by 17% primarily due to a non-recurring license fee of $2.0 million from a completed contract with a mobility customer in the prior year that did not recur in 2016, along with decreased recurring license revenue from our previous license agreements, including Samsung that expired at the end of 2015. In the first quarter of 2016, we filed an arbitration requesting that Samsung be ordered to comply with its obligation under the Samsung License, including ceasing distributing devices previously licensed under the Samsung License and paying damages suffered by us. On July 12, 2016, we entered into an amendment to the original agreement to permit Samsung to exercise Product Life Cycle Wind Down Rights in exchange for a fee of $19.0 million which we recognized as license revenue during 2016 that partially offset the decreased mobility license revenue. Pursuant to the amendment, we agreed to terminate the arbitration proceedings and release each other for a variety of matters. See Part I, Item 3. Legal Proceedings. We anticipate that our mobility business will continue to be the primary revenue stream in 2017.
Royalty and license revenue from gaming customers decreased by 9% primarily due to the decreased volume of sales by our licensees that drove down the per-unit royalty revenue during 2016. This decrease was partially offset by increased license fees from new gaming customers. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue from automotive customers remained relatively flat compared to 2015.
Royalty and license revenue increased by 46% from medical customers primarily due to a non-recurring license fee of $3.0 million partially offset by reduced royalties from other medical customers.
We expect royalty and license revenue to continue to be the major component of our future revenue sources as our technology continues to be included in products and we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Our gaming royalty and license revenue could be adversely impacted in 2017 by the expiration of several gaming patents in 2016. Revenue may also decrease due to timing and a lack of contract renewals.
Development, services, and other revenue — Development, services, and other revenue is comprised primarily of development work, implementation support, and other contract engineering services provided to customers. Development, services, and other revenue for 2016 decreased by $660,000, or 38%, versus 2015, mainly due to a decreased non-recurring service fees from contracts completed in prior year. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development, services, and other revenue to be a significant part of total revenues in the future.
Geographically, revenues generated in North America, Europe, and Asia during 2016 represented 32%, 8%, and 60%, respectively, of our total revenue as compared to 28%, 5%, and 67%, respectively, for 2015. Revenue attributable to North America as a percentage of total revenue increased primarily due to increased license revenue from medical, partially offset by decreased royalty revenue from gaming and mobility. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased royalty revenue from gaming and automotive, partially offset by decreased royalty revenue from medical. Revenue attributable to Asia as a percentage of total revenue decreased primarily from decreased royalty and license revenue from mobility and, to a lesser extent, decreased royalty revenue from gaming and automotive.
2015 Compared to 2014
Royalty and license revenue — The increase in royalty and license revenue from 2014 to 2015 was driven primarily by increases from our mobility licensees and, to a lesser extent, by increases from our automotive, gaming, and medical licensees.
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
Development, services, and other revenue — Development, services, and other revenue increased mainly due to a non-recurring service fee from a completed contract of $0.6 million.
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

Expenses

($ in thousands)	2016	$ Change	% Change	2015	$ Change	% Change	2014

Sales and marketing	$14,613	$(61)	—%	$14,674	$3,778	35%	$10,896
Research and development	13,388	(1,397)	(9)%	14,785	2,992	25%	11,793
General and administrative	44,151	15,396	54%	28,755	5,001	21%	23,754
Amortization of intangibles	6	(14)	(70)%	20	(47)	(70)%	67

Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs. Sales and marketing expense for 2016 was relatively flat as compared to 2015. We expect that sales and marketing expenses will increase in 2017 as we continue to invest in sales and marketing to further market acceptance for our touch technologies and expanding our focus on the content and media business.
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
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and allocated facilities costs. Research and development expenses decreased by $1.4 million, or 9%, during 2016 as compared to 2015. The decrease was primarily due to a $504,000 decrease in compensation, benefits, and other related costs and a $216,000 decrease in travel costs, both resulted from decreased headcount, and a $661,000 decrease in consulting services expense as a reflection of our redirected development efforts. We believe that continued investment in research and development is critical to our future success, and we expect to continue to make investments in areas of research and development to support future growth including our content and media business.
The increase in research and development expenses for 2015 as compared to 2014 was primarily due to increased compensation, benefits, and other related costs of $2.1 million, mainly due to increased headcount and benefits; and increased consulting and outside services expense of $609,000, related to our investment in projects to continue inventing and improving our haptic technologies.
General and Administrative — Our general and administrative expenses are primarily composed of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and allocated facilities costs. General and administrative expenses for 2016 increased $15.4 million, or 54%, as compared to 2015. The increase was primarily related to a $15.2 million increase in legal expense and a $1.0 million increase in compensation, benefits, and other related costs as a result of increased headcount and stock compensation expense for 2016. The increased legal and professional fees were primarily due to a $13.9 million increase in litigation expense relating to ongoing litigations including the current litigation with Apple and AT&T Mobility, and a $1.2 million increase in patent related legal, filing, and maintenance costs. These increases in general and administrative expenses were partially offset by a $676,000 decrease in professional and outside services mainly due to reduced accounting and tax services as we completed the reorganization of our international operations in 2015. We do not believe that our general and administrative expenses will decrease significantly in 2017 as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple, and AT&T Mobility, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.
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

Interest and Other Income
Other Expense

($ in thousands)	2016	$ Change	% Change	2015	$ Change	% Change	2014

Interest and other income	$817	$640	362%	$177	$(403)	(69)%	$580
Other expense	$(63)	$384	(86)%	$(447)	$(219)	96%	$(228)
Interest and Other Income — Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income increased in 2016 compared to 2015 primarily attributable to non-recurring other income of $550,000 received in the third quarter of 2016. Interest and other income decreased in 2015 compared to 2014 as a result of a non-recurring gain of $344,000 in 2014 that did not recur in 2015.
Other Expense — Other expense consist primarily of translation loss from exchange rate fluctuations. Other expense decreased in 2016 compared to 2015 as a result of exchange rate gains from our foreign subsidiaries. Other expense increased in 2015 compared to 2014 as a result of exchange rate losses from our foreign subsidiaries.

Provision for Income Taxes from Continuing Operations

($ in thousands)	2016	$ Change	% Change	2015	$ Change	% Change	2014

Provision for income taxes from continuing operations	$(25,521)	$(23,930)	1,504%	$(1,591)	$605	(28)%	$(2,196)
Income (loss) from continuing operations before provision for income taxes	(14,509)			4,449			6,319
Effective tax rate	(175.9)%			35.8%			34.8%
For 2016 we recorded a provision for income taxes from continuing operations of $25.5 million yielding an effective tax rate of (175.9)%. The 2016 provision reflects the increase in our deferred tax asset valuation allowance.
Prior to the year ended December 31, 2016, we maintained a valuation allowance only against certain of our U.S. Federal and Foreign deferred tax assets as we concluded that it was more likely than not that certain of these U.S. Federal deferred tax assets would be utilized. We also determined that a valuation allowance was needed against our State and certain other Foreign deferred tax assets as there was not sufficient evidence to support the release of the valuation allowance against them.
Based on our fourth quarter of 2016 assessment of the realizability of our deferred tax assets, we recorded a non-cash charge of $28.1 million as additional valuation allowance against our federal deferred tax assets, thereby establishing a full valuation allowance against these deferred tax assets as of December 31, 2016. We continued to maintain a full valuation allowance against our state and certain of our foreign net deferred tax assets. As of December 31, 2016, the aggregating balance of our deferred tax assets totaled $39.0 million with a valuation allowance of $38.7 million, resulting in a net deferred tax asset balance of $359,000. The valuation allowance of $38.7 million is comprised of $29.5 million against our U.S. federal deferred tax assets and $9.2 million against our state and foreign deferred tax assets. The establishment of a valuation allowance has no effect on our ability to use the deferred tax assets in the future to reduce cash tax payments when taxable income is reported. As required by U.S. GAAP, we will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect the Company's financial position and results of operations.
For 2015 we recorded a provision for income taxes of $1.6 million yielding an effective tax rate of 35.8%. The 2015 provision included the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for income tax for 2015 also included tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of the reorganization described below. The change in tax provision results primarily from the effects of the above described reorganization, including an increase to the valuation allowance against certain deferred tax assets and, to a lesser extent, the change in income before provision for income taxes for each tax jurisdiction.
During the year ended December 31, 2015, we commenced and completed a reorganization of our international operations. The purpose of this reorganization was to more closely align our corporate structure and income tax profile with the international nature of our business activities. Steps taken to achieve the reorganization included making changes to our legal entity structure, transferring certain IP rights to one of our foreign subsidiaries, and the implementation of contractual agreements, including research and development cost-sharing arrangements, between the U.S. entity and its wholly owned foreign subsidiaries. There were no other expenses incurred, in relation to the reorganization described above, outside of those related to income taxes.

We expect that this reorganization will result in a lower percentage of pre-tax income being subject to U.S. federal statutory tax rate over the long-term. However, our ability to realize the expected tax benefits of this reorganization is contingent upon numerous factors, including our ability to achieve our projected revenue and earnings both domestically and in the various countries in which the reorganization took place and the judgments of tax authorities in several jurisdictions. A change in these factors in future periods relative to our current assumptions may result in additional income tax expense and/or withholdings being recorded in future filings.
For 2014, we recorded a provision for income taxes of $2.2 million, yielding an effective tax rate of 34.8%. The 2014 tax provision resulted primarily from the decrease in deferred tax assets and foreign withholding tax expense.
We also maintain liabilities for uncertain tax positions. We released reserves totaling $310,000 in 2016 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority as noted above. As of December 31, 2016, we had unrecognized tax benefits under ASC 740 "Income Taxes" of approximately $6.2 million and there was no applicable interest. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.
Discontinued Operations

Discontinued Operations - Income from discontinued operations, net of taxes, of $649,000 in the year ended December 31, 2016 is comprised of a final payment received from the sales of the 3D product line that occurred in the year ended December 31, 2009.
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
As of December 31, 2016, our cash, cash equivalents, and short-term investments totaled $89.8 million, an increase of $24.9 million from $64.9 million on December 31, 2015, primarily due to cash receipts from our customers.
Cash provided by operating activities - Net cash provided by operating activities was $22.0 million for 2016 compared to $10.0 million for 2015. The $12.0 million increase in net cash provided by operating activities was primarily attributable to $29.2 million change in deferred revenue and customer advances, $14.3 million change in deferred income taxes, and $11.7 million decrease in working capital, partially offset by the change from $2.9 million net income for 2015 to $39.4 million net loss for 2016. The $29.2 million change in deferred revenue and customer advance was mainly related to new billings for up-front licensee fees added in 2016 that have been deferred to be recognized over the contract terms. The $14.3 million change in deferred income tax was primarily caused by a non-cash charge of $28.1 million recorded in the fourth quarter of 2016 to establish a full valuation allowance against our U.S. deferred tax assets, partially offset by additions to our deferred tax assets recorded in the period. Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased $11.7 million in 2016 compared to 2015 due primarily to the decreases in the year-over-year change in prepaid income taxes and prepaid expense and other current assets of $9.0 million and $1.9 million, respectively, and an increase in the year-over-year change in accounts payable of $5.3 million. This decrease was partially offset by an increase in the year-over-year change in accounts receivable of $2.0 million and a decrease in the year-over-year change in accrued compensation and other current liabilities of $2.4 million.
Cash provided by (used in) investing activities — Net cash provided by investing activities during 2016 was $7.8 million, compared to the $1.3 million cash used in investing activities during 2015. Net cash provided by investing activities during 2016 consisted of maturities of short-term investments of $40.0 million and proceeds from sales of discontinued operations of $1.0 million. This was partially offset by purchases of short-term investments of $32.8 million and purchases of property, plant, and equipment of $343,000. Net cash used in investing activities during 2015 was $1.3 million, compared to the $13.3 million net cash provided by investing activities during 2014. Net cash used in investing activities during 2015 consisted of purchases of short-term investments of $44.9 million and purchases of property, plant, and equipment of $4.4 million. This was partially offset by maturities of short-term investments of $48.0 million.

Cash provided by (used in) financing activities — Net cash provided by financing activities during 2016 was $2.0 million, an increase of $38,000 compared to $1.9 million net cash provided during 2015. Net cash provided by financing activities during 2016 consisted primarily of exercises of stock options of $2.4 million and the issuance of common stock under the ESPP of $307,000, partially offset by repurchases of treasury stock of $729,000. Net cash provided by financing activities during 2015 was $1.9 million, compared to $13.3 million used in financing activities during 2014. Net cash provided by financing activities during 2015 consisted primarily of exercises of stock options of $1.6 million and the issuance of common stock under the ESPP of $367,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $89.8 million as of December 31, 2016, less than 10% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. At December 31, 2016 there was $33.7 million under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2017 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, “Risk Factors.” Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
Summary Disclosures about Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6,453	$1,281	$2,180	$1,762	$1,230
At December 31, 2016, we had a liability for unrecognized tax benefits totaling $6.2 million including interest of $2,000, of which approximately $97,000 could be payable in cash. We did not have any other significant non-cancellable purchase commitments as of December 31, 2016.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $89.8 million as of December 31, 2016, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximate $141,000 in the fair value of our cash equivalents and short-term investments as of December 31, 2016.
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

Item 8. Financial Statements and Supplementary Data
IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California
We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immersion Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 3, 2017

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$56,865	$25,013
Short-term investments	32,907	39,918
Accounts and other receivables (net of allowances for doubtful accounts of: $0 and $15, respectively)	1,382	1,213
Prepaid expenses and other current assets	2,876	2,790
Total current assets	94,030	68,934
Property and equipment, net	4,016	4,589
Deferred income tax assets	359	24,633
Prepaid income taxes	4,997	6,995
Intangibles and other assets, net	365	264
Total assets	$103,767	$105,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,951	$650
Accrued compensation	4,753	4,840
Other current liabilities	4,409	2,999
Deferred revenue	5,909	6,696
Total current liabilities	21,022	15,185
Long-term deferred revenue	26,393	2,516
Other long-term liabilities	1,012	1,099
Total liabilities	48,427	18,800
Commitments and contingencies (Notes 8 and 15)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 35,555,562 and 34,845,310 shares issued, respectively; 28,917,559 and 28,329,416 shares outstanding, respectively	221,098	212,115
Accumulated other comprehensive income	115	86
Accumulated deficit	(119,329)	(79,948)
Treasury stock at cost: 6,638,003 and 6,515,894 shares, respectively	(46,544)	(45,638)
Total stockholders’ equity	55,340	86,615
Total liabilities and stockholders’ equity	$103,767	$105,415
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Royalty and license	$56,030	$61,677	$51,804
Development, services, and other	1,056	1,716	1,133
Total revenues	57,086	63,393	52,937
Costs and expenses:
Cost of revenues (exclusive of amortization of intangibles shown separately below)	191	440	460
Sales and marketing	14,613	14,674	10,896
Research and development	13,388	14,785	11,793
General and administrative	44,151	28,755	23,754
Amortization of intangibles	6	20	67
Total costs and expenses	72,349	58,674	46,970
Operating income (loss)	(15,263)	4,719	5,967
Interest and other income	817	177	580
Other expense	(63)	(447)	(228)
Income (loss) from continuing operations before provision for income taxes	(14,509)	4,449	6,319
Provision for income taxes from continuing operations	(25,521)	(1,591)	(2,196)
Income (loss) from continuing operations	(40,030)	2,858	$4,123
Income from discontinued operations, net of tax	649	—	—
Net income (loss)	$(39,381)	$2,858	$4,123
Basic net income (loss) per share:
Continuing operations	$(1.39)	$0.10	$0.15
Discontinued operations	0.02	0.00	0.00
Total	$(1.37)	$0.10	$0.15
Shares used in calculating basic net income (loss) per share	28,759	28,097	28,246
Diluted net income (loss) per share:
Continuing operations	$(1.39)	$0.10	$0.14
Discontinued operations	0.02	0.00	0.00
Total	$(1.37)	$0.10	$0.14
Shares used in calculating diluted net income (loss) per share	28,759	29,015	29,144
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	8	(16)	(10)
Foreign currency translation adjustments	21	—	—
Total other comprehensive income (loss)	29	(16)	(10)
Total comprehensive income (loss)	$(39,352)	$2,842	$4,113
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at January 1, 2014	33,619,766	$198,057	$112	$(86,929)	4,982,744	$(30,569)	$80,671
Net income				4,123			4,123
Unrealized gain (loss) on available-for-sale securities, net of taxes			(10)				(10)
Repurchase of stock					1,527,647	(15,000)	(15,000)
Issuance of stock for ESPP purchase	38,298	381					381
Exercise of stock options	205,744	1,304					1,304
Release of restricted stock units and awards, including related stock compensation	361,970	3,976					3,976
Tax benefit/(deficiency) from the stock incentive plans		(161)					(161)
Stock based compensation for stock options		1,319					1,319
Balances at December 31, 2014	34,225,778	$204,876	$102	$(82,806)	6,510,391	$(45,569)	$76,603
Net income				2,858			2,858
Unrealized gain (loss) on available-for-sale securities, net of taxes			(16)				(16)
Issuance of stock for ESPP purchase	45,820	367					367
Exercise of stock options, net of shares withheld for employee taxes	239,071	1,630			5,503	(69)	1,561
Release of restricted stock units and awards, including related stock compensation	334,641	3,059					3,059
Tax benefit/(deficiency) from the stock incentive plans		(228)					(228)
Stock based compensation for stock options		2,411					2,411
Balances at December 31, 2015	34,845,310	$212,115	$86	$(79,948)	6,515,894	$(45,638)	$86,615
Net loss				(39,381)			(39,381)
Unrealized gain (loss) on available-for-sale securities, net of taxes			8				8
Foreign currency translation adjustments			21				21
Repurchase of stock					105,750	(729)	(729)
Issuance of stock for ESPP purchase	45,825	307					307
Exercise of stock options, net of shares withheld for employee taxes	395,515	2,565			16,359	(177)	2,388
Release of restricted stock units and awards, including related stock compensation	268,912	2,257					2,257
Stock based compensation for stock options		3,854					3,854

Balances at December 31, 2016	35,555,562	$221,098	$115	$(119,329)	6,638,003	$(46,544)	$55,340
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(39,381)	$2,858	$4,123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	904	996	500
Amortization of intangibles	6	20	67
Stock-based compensation	6,111	5,470	5,295
Deferred income taxes	24,274	9,935	1,893
Allowance for doubtful accounts	2	(6)	16
Loss on disposal of equipment	17	10	52
Income from discontinued operations	(649)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(171)	1,814	(2,439)
Prepaid income taxes	1,998	(6,995)	—
Prepaid expenses and other current assets	(86)	(1,945)	(155)
Intangibles and other assets	(275)	(36)	(39)
Accounts payable	5,322	(19)	(10)
Accrued compensation and other current liabilities	967	3,750	(2,241)
Deferred revenue	23,090	(6,394)	(6,755)
Other long-term liabilities	(87)	587	(16)
Net cash provided by operating activities	22,042	10,045	291
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(32,813)	(44,910)	(42,953)
Proceeds from maturities of short-term investments	40,000	48,000	57,000
Purchases of property and equipment	(343)	(4,430)	(779)
Proceeds from discontinued operations	1,000	—	—
Net cash provided by (used in) investing activities	7,844	(1,340)	13,268
Cash flows provided by (used in) financing activities:
Issuance of common stock under employee stock purchase plan	307	367	381
Exercise of stock options, net of shares withheld for employee taxes	2,388	1,561	1,304
Purchases of treasury stock	(729)	—	(15,000)
Net cash provided by (used in) financing activities	1,966	1,928	(13,315)
Net increase in cash and cash equivalents	31,852	10,633	244
Cash and cash equivalents:
Beginning of year	25,013	14,380	14,136
End of year	$56,865	$25,013	$14,380
Supplemental disclosure of cash flow information:
Cash paid for taxes	$(419)	$156	$47
Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment	$22	$18	$60
Cashless option exercise under company stock plan	$177	$69	$—
Release of Restricted Stock Units and Awards under company stock plan	$2,257	$3,059	$3,976
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
Revenue Recognition

The Company recognizes revenues in accordance with applicable accounting standards, including ASC 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”); and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from two principal sources: royalty and license fees, and development contract and service fees. As described below, management judgments, assumptions, and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable. The Company applies these criteria as discussed below.

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

•
Collectability is probable. To recognize revenue, the Company must judge collectability of fees, which is done on a customer-by-customer basis pursuant to the Company’s credit review policy. The Company typically sells to customers with whom there is a history of successful collection. For new customers, the Company evaluates the customer’s financial condition and ability to pay. If it is determined that collectability is not probable based upon the credit review process or the customer’s payment history, revenue is recognized when payment is received.

Royalty and license revenue — The Company licenses its patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Certain of these are variable fee arrangements where the royalties earned by the Company are based on units sold or sales volumes of the respective licensed products. The Company also enters into fixed license fee arrangements. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties could be subject to change and may result in out of period adjustments depending on the specific terms of the arrangement. The Company recognizes fixed license fee revenue when earned under the terms of the agreements, which generally results in recognition on a straight-line basis over the expected term of the license.
Development, services, and other revenue — Development, services, and other revenue are composed of engineering services (engineering services and/or development contracts), and in limited cases, post contract customer support (“PCS”). Engineering services revenues are recognized under the proportional performance accounting method based on the completion of the work to be performed or completed performance method. A provision for losses on contracts is made, if necessary, in the period in which the loss becomes probable and can be reasonably estimated. Revisions in estimates are reflected in the period in which the conditions become known. To date, such losses have not been significant. Revenue from PCS is typically recognized over the period of the ongoing obligation, which is generally consistent with the contractual term.
Multiple element arrangements — The Company enters into multiple element arrangements in which customers purchase time-based non-exclusive licenses that cannot be resold to others, which include a combination of software and/or IP licenses, engineering services, and in limited cases, PCS. For arrangements that are software based with an engineering services component, the services are generally not essential to the functionality of the software, and customers may purchase engineering services from the Company to facilitate the adoption of the Company’s technology, but they may choose to use their own resources or appoint other engineering service organizations to perform these services. For arrangements that are in substance subscription arrangements, the entire arrangement fee is recognized ratably over the contract term, subject to any limitations related to extended payment terms. For arrangements involving upfront fees for services and royalties earned by the Company based on units sold or sales volumes of the respective licensed products, and the services are performed ratably over the arrangement or are front-end loaded, the upfront fees are recognized ratably over the contract term, and royalties based on units sold or sales volume are recognized when they become fixed and determinable. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes per unit or sales volume driven royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met.
Deferred Revenue

Deferred revenue consists of amounts that have been invoiced and for which the Company has the right to bill, but that have not been recognized as revenue. The amounts are primarily related to our fixed fee contracts which are recognized ratably over the license term (up to 10 years). Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
Advertising
Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Advertising expense	$102	$265	$344
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
Use of Estimates
The preparation of consolidated financial statements and related disclosures in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of short-term investments, income taxes including uncertain tax provisions, revenue recognition, stock-based compensation, contingent liabilities from litigation, and accruals for other liabilities. Actual results may differ materially from those estimates which were made based on the best information known to management at that time.
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
Certain Significant Risks and Uncertainties
The Company operates in multiple industries and its operations can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on the Company's future financial position and results of operations: the mix of revenues; the loss of significant customers; fundamental changes in the technologies underlying the Company’s and its licensees’ products; market acceptance of the Company’s and its licensees’ products under development; development of sales channels; litigation or other claims in which the Company is involved; the ability to successfully assert its patent rights against others; the impact of changing economic conditions; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.
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
Recent Accounting Pronouncements
In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19 “Technical Corrections and Improvements”. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual period beginning after December 15, 2018. The Company will adopt the standard in the first quarter of fiscal 2018, but does not expect the adoption of ASU 2016-19 will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16 “Income Taxes: Topic 740, Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) which simplifies certain aspects of the income tax accounting for Intra-Entity Transfers of Assets. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The standard is effective for periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods. The Company is currently in the process of evaluating the effect of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 as required. As permitted by the ASU, the Company plans to continue to use an estimated forfeiture rate. Further, the income tax impacts relative to this ASU are not expected to have a significant impact on the Company’s consolidated financial statements due to the valuation allowance recorded in the fourth quarter of 2016, which is discussed further in Note 12.

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
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" ("ASU 2016-08") which provides updates to revenue recognition guidance relating to considerations for reporting revenue gross versus net. In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which provides updates to revenue recognition guidance relating to performance obligations and accounting for licensing revenue. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides updates to revenue recognition guidance relating to scope and practical expedients for revenue recognition. In December 2016, the FASB issued ASU 2016-20 "Technical Corrections and Improvements to Topic 606" ("ASU 2016-20") which further provides updates to certain aspects of the revenue recognition guidance. Accordingly, ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 amends certain aspects of the new revenue standard in ASU 2014-09. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has completed portions of its implementation plan, and is continuing to evaluate the method of adoption and the impact this ASU and related amendments and interpretations will have on its consolidated financial statements. Based on the procedures performed to date, the Company has concluded that there will be a shift in the method and timing by which it recognizes its per-unit royalty revenue. In accordance with current GAAP, the Company records this revenue when the royalty reports are received from its customers (typically in arrears); however, under the new standard, the Company will be required to estimate the amount of this revenue in the quarter when the sales actually occur. As a result, there will be variances between the estimated per-unit royalty revenue and that based on the actual sales reported by its customers. The Company has also concluded that it will not early adopt ASU 2014-09. Accordingly, the ASU will be effective for the Company in the first quarter of 2018.

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
The types of instruments valued based on quoted market prices in active markets include mostly money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities and investment-grade corporate commercial paper.
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of December 31, 2016 and 2015, the Company did not hold any Level 3 instruments.

The Company recorded no other than temporary impairment charges in the years ended December 31, 2016, 2015, and 2014.
Financial instruments measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 are listed in the table below:

	December 31, 2016			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,907	$—	$32,907
Money market funds	32,031	—	—	32,031
Total assets at fair value	$32,031	$32,907	$—	$64,938
The above table excludes $24.8 million of cash held in banks.

	December 31, 2015			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$—	$39,918	$—	$39,918
Money market funds	14,032	—	—	14,032
Total assets at fair value	$14,032	$39,918	$—	$53,950
The above table excludes $11.0 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s consolidated balance sheets.
Short-term Investments

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,914	$—	$(7)	$32,907
Total	$32,914	$—	$(7)	$32,907

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$39,933	$—	$(15)	$39,918
Total	$39,933	$—	$(15)	$39,918
The contractual maturities of the Company’s available-for-sale securities on December 31, 2016 and December 31, 2015 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the years ended December 31, 2016 and 2015.

3.   Accounts and Other Receivables

	December 31,
	2016	2015
	(In thousands)
Trade accounts receivable	$1,084	$935
Receivables from vendors and other	298	278
Accounts and other receivables	$1,382	$1,213
4.   Property and Equipment

	December 31,
	2016	2015
	(In thousands)
Computer equipment and purchased software	$3,489	$3,564
Machinery and equipment	882	923
Furniture and fixtures	1,290	1,361
Leasehold improvements	3,917	3,838
Total	9,578	9,686
Less accumulated depreciation	(5,562)	(5,097)
Property and equipment, net	$4,016	$4,589
5.   Intangibles and Other Assets

	December 31,
	2016	2015
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,605)	(4,599)
Purchased patents and other purchased intangible assets, net	—	6
Other assets	365	258
Intangibles and other assets, net	$365	$264
The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. The Company recorded $6,000, $20,000 and $67,000 in amortization of purchased patents for the year ended December 31, 2016, 2015 and 2014, respectively.

6.   Other Current Liabilities

	December 31,
	2016	2015
	(In thousands)
Accrued legal	$3,096	$1,458
Accrued services	473	849
Income taxes payable	164	129
Other current liabilities	676	563
Total other current liabilities	$4,409	$2,999
7.   Long-term Deferred Revenue
Long-term deferred revenue consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Deferred revenue for Sony Computer Entertainment	$—	$1,263
Other deferred revenue	26,393	1,253
Long-term deferred revenue	$26,393	$2,516

Long-term deferred revenue increased from $2.5 million as of December 31, 2015 to $26.4 million as of December 31, 2016. The increase was primarily attributable to new billings for up-front licensee fees added in 2016 that have been deferred to be recognized ratably over the contract terms.

8.   Commitments
The Company leases several of its facilities under non-cancelable operating lease arrangements that expire at various dates through 2023.
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
Minimum future lease payments obligations are as follows:

Operating Leases
(In thousands)
2017	1,281
2018	1,240
2019	940
2020	868
2021	894
Thereafter	1,230
Total	$6,453
Rent expense was as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Rent expense	$1,283	$1,291	$742

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

December 31,
2016
Common stock shares available for grant	500,587
Standard and market condition based stock options outstanding	3,646,121
Restricted stock awards outstanding	77,540
Restricted stock units outstanding	427,192
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2016, 649,383 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2016 are listed below. Shares purchased under the ESPP for the year ended December 31, 2015 were 45,820. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2016
Shares purchased under ESPP	45,825
Average price of shares purchased under ESPP	$6.70
Intrinsic value of shares purchased under ESPP	$54,000
Summary of Standard Stock Options
The following table sets forth the summary of standard stock option activity under the Company’s stock option plans for the years ended December 31, 2016, 2015, and 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)
Outstanding at January 1, 2014	3,227,167	$7.78
Granted	604,620	10.32	$4.93
Exercised	(205,744)	6.34		$1,125
Forfeited	(102,454)	7.20
Expired	(37,432)	10.19
Outstanding at December 31, 2014	3,486,157	8.30
Granted	525,840	10.15	4.56
Exercised	(239,071)	6.82		1,186
Forfeited	(116,425)	12.38
Expired	(59,968)	13.75
Outstanding at December 31, 2015	3,596,533	8.45
Granted	815,794	7.85	3.67
Exercised	(395,515)	6.48		918
Forfeited	(344,541)	9.05
Expired	(251,150)	8.87
Outstanding at December 31, 2016	3,421,121	8.44
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding standard stock options outstanding at December 31, 2016, 2015, and 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	3,486,157	$8.30	4.85	$6.6
Options vested and expected to vest using estimated forfeiture rates	3,319,308	8.21	4.80	6.6
Options exercisable	2,023,024	7.18	4.26	6.0
December 31, 2015
Options outstanding	3,596,533	$8.45	4.23	$12.5
Options vested and expected to vest using estimated forfeiture rates	3,452,487	8.36	4.16	12.3
Options exercisable	2,252,744	7.59	3.56	9.9
December 31, 2016
Options outstanding	3,421,121	$8.44	3.99	$9.0
Options vested and expected to vest using estimated forfeiture rates	3,223,919	8.43	3.87	8.5
Options exercisable	2,131,268	8.22	3.10	6.4
Additional information regarding standard options outstanding as of December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.70 - $3.72	9,438	2.21	$2.80	9,438	$2.80
3.85 - 3.85	600,000	2.87	3.85	600,000	3.85
4.95 - 6.61	355,048	4.91	6.27	190,479	6.08
6.86 - 8.09	460,593	6.00	7.79	87,802	7.91
8.10 - 9.00	371,903	4.55	8.75	131,372	8.47
9.01 - 9.20	271,861	3.91	9.18	178,480	9.17
9.53 - 9.53	770,000	3.18	9.53	519,374	9.53
9.61 - 12.48	376,478	5.01	11.89	220,735	11.95
12.49 - 15.12	105,800	2.05	14.22	93,588	14.37
16.57 - 16.57	100,000	0.74	16.57	100,000	16.57
$2.70 - $16.57	3,421,121	3.99	$8.44	2,131,268	$8.22
Summary of Market Condition Based Stock Options
In 2014, the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the seven year life of the options. The following table sets forth the summary of the market condition based option activity under the Company’s stock option plans for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)
Outstanding at January 1, 2014	—	$—
Granted	50,000	11.94	5.71
Exercised	—	—		$—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2014	50,000	11.94
Granted	150,000	8.09	3.64
Exercised	—
Forfeited	—
Expired	—
Outstanding at December 31, 2015	200,000	9.05
Granted	75,000	9.00	3.68
Exercised	—	—		—
Forfeited	(50,000)	11.94
Expired	—	—
Outstanding at December 31, 2016	225,000	8.39
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding these market condition based stock options outstanding at December 31, 2016 and 2015 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2014
Options outstanding	50,000	$11.94	6.15	$—
Options vested and expected to vest using estimated forfeiture rates	45,430	11.94	6.15	—
Options exercisable	—	—	0.0	—
December 31, 2015
Options outstanding	200,000	$9.05	5.92	$0.5
Options vested and expected to vest using estimated forfeiture rates	184,125	9.12	5.90	0.5
Options exercisable	—	—	0.0	—
December 31, 2016
Options outstanding	225,000	$8.39	5.50	$0.5
Options vested and expected to vest using estimated forfeiture rates	209,141	8.38	5.49	0.5
Options exercisable	65,625	8.09	5.17	0.2
Additional information regarding market condition based stock options outstanding as of December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.09 - $8.09	150,000	5.17	$8.09	65,625	$8.09
9.00 - 9.00	75,000	6.16	9.00	—	—
$8.09 - $9.00	225,000	5.50	$8.39	65,625	$8.09
Summary of Restricted Stock Units
RSU activity for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2014	668,056
Awarded	265,630	$11.35
Released	(317,970)		$3,491
Forfeited	(50,825)
Outstanding at December 31, 2014	564,891
Awarded	281,290	8.16
Released	(299,277)		2,626
Forfeited	(59,481)
Outstanding at December 31, 2015	487,423
Awarded	320,880	8.67
Released	(247,556)		2,118
Forfeited	(133,555)
Outstanding at December 31, 2016	427,192
Information regarding RSU’s at December 31, 2016, 2015, and 2014 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2014
RSUs outstanding	564,891	0.84	$5.3	$5.3
RSUs vested and expected to vest using estimated forfeiture rates	502,411	0.80	4.8
December 31, 2015
RSUs outstanding	487,423	0.90	$5.7	$5.7
RSUs vested and expected to vest using estimated forfeiture rates	414,934	0.87	4.8
December 31, 2016
RSUs outstanding	427,192	0.93	4.5	$4.5
RSUs vested and expected to vest using estimated forfeiture rates	349,759	0.80	3.7
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.
Summary of Restricted Stock Awards
Restricted stock award activity for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2014	44,000	$14.09
Awarded	35,364	10.97
Released	(44,000)	14.09	$483
Forfeited	—
Outstanding at December 31, 2014	35,364	10.97
Awarded	21,356	12.26
Released	(35,364)	10.97	434
Forfeited	—
Outstanding at December 31, 2015	21,356	12.26
Awarded	77,540	6.52
Released	(21,356)	12.26	139
Forfeited	—
Outstanding at December 31, 2016	77,540	6.52
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
The assumptions used to value option grants under the Company’s stock plans are as follows:

	Standard Stock Options
	2016	2015	2014
Expected life (in years)	4.5	4.7	4.7
Interest rate	1.2%	1.4%	1.4%
Volatility	56%	56%	57%
Dividend yield	—%	—%	—%

	Market Condition Based Stock Options
	2016	2015	2014
Expected life (in years)	7.0	7.0	7.0
Interest rate	1.6%	1.9%	2.2%
Volatility	59%	65%	66%
Dividend yield	—%	—%	—%

	Employee Stock Purchase Plan
	2016	2015	2014
Expected life (in years)	0.5	0.5	0.5
Interest rate	0.4%	0.1%	0.1%
Volatility	53%	48%	43%
Dividend yield	—%	—%	—%
Total stock-based compensation recognized in the consolidated statements of income is as follows:

	Year Ended December 31,
	2016	2015	2014
Income Statement Classifications	(In thousands)
Sales and marketing	$1,280	$1,116	$1,117
Research and development	1,297	1,303	1,267
General and administrative	3,534	3,051	2,911
Total	$6,111	$5,470	$5,295

As of December 31, 2016, there was $6.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.49 years for standard options, 2.50 years for market condition based options, 0.42 years for restricted stock awards and 1.65 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
10.   Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are included in the table below.

	Year Ended December 31, 2016
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(15)	$101	$86
Other comprehensive income before reclassifications	8	21	29
Amounts reclassified from accumulated other comprehensive income (loss)	—		—
Net current period other comprehensive income (loss)	8	21	29
Ending Balance	$(7)	$122	$115
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
During the year ended December 31, 2016, the Company repurchased 105,750 shares for $729,000 at an average cost of $6.90 net of transaction costs through open market repurchases. There were no stock repurchases in 2015 under this stock repurchase program. During the year ended December 31, 2014, the Company repurchased 1,527,647 shares for $15.0 million at an average cost of $9.82 net of transaction costs through open market repurchases. These amounts are classified as treasury stock on the Company’s consolidated balance sheet. As of December 31, 2016, the program remains available with approximately $33.7 million that may yet be purchased under it.

11. Discontinued Operations

During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded a gain of discontinued operations of $187,000 at the time of the sales. Total initially negotiated consideration for the sales was $2.7 million which comprised of $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that they would recognize income from the notes receivable as proceeds were received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. In the year ended December 31, 2016, a final settlement payment of $1.0 million was received relative to these sales, resulting in a gain of $649,000 of discontinued operations, net of tax of $351,000. There were no discontinued operations during the years ended December 31, 2014 and 2015.

12. Income Taxes
Income tax provisions from continuing operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income (loss) from continuing operations before provisions for income taxes	$(14,509)	$4,449	$6,319
Provision for income taxes from continuing operations	(25,521)	(1,591)	(2,196)
Effective tax rate	(175.9)%	35.8%	34.8%
The 2016 provision for income tax from continuing operations resulted primarily from the application of a full federal valuation allowance against deferred tax assets. The 2015 provision for income tax from continuing operations resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of non-deductible permanent items including stock-based compensation expenses and foreign withholding taxes. The 2015 provision for income tax from continuing operations also includes non-cash tax expense based on intercompany profit that resulted from the sale of certain IP rights in 2015, and also includes in increase to the valuation allowance against certain of the Company’s deferred tax assets. The 2014 provision for income tax from continuing operations resulted primarily from the decrease in deferred tax assets and foreign withholding tax expense.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, based on the findings of the US Tax Court, the Company has concluded that it is more likely than not that the decision will be upheld and accordingly has excluded stock-based compensation from intercompany charges during the period. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.
The Company reported pre-tax book income or loss from continuing operations of:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Domestic	$(14,656)	$21,160	$5,867
Foreign	147	(16,711)	452
Total	$(14,509)	$4,449	$6,319
The benefit or (provisions) for income taxes from continuing operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
United States federal	$(1,649)	$(1,426)	$(218)
State and local	859	(12)	(12)
Foreign	(442)	(389)	(75)
Total current	$(1,232)	$(1,827)	$(305)
Deferred:
United States federal	(24,261)	585	(2,137)
State and local	—	—	—
Foreign	(28)	(349)	246
Total deferred	(24,289)	236	(1,891)
	$(25,521)	$(1,591)	$(2,196)

In 2016, 2015, and 2014 the Company’s income tax payable was not decreased by the tax benefit related to stock options. The Company includes only the direct tax effects of employee stock incentive plans in calculating this benefit, which is recorded to additional paid-in capital.
Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,337	$6,824
State income taxes	1	1
Deferred revenue	458	2,505
Research and development and other credits	11,418	10,626
Reserves and accruals recognized in different periods	5,397	6,395
Basis difference in investment	969	967
Capitalized R&D expenses	4,569	4,654
Depreciation and amortization	585	523
Deferred rent	306	243
Other	2	14
Total deferred tax assets	39,042	32,752
Valuation allowance	(38,683)	(8,119)
Net deferred tax assets	359	24,633
Foreign credits	(33)	—
Net deferred tax liabilities	(33)	—
Net deferred taxes	$326	$24,633
The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.
The Company considered both positive and negative evidence in its fourth quarter of 2016 analysis of the realizability of its deferred tax assets. In performing this analysis, the Company considered recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2016 (which arose in the Company’s fourth quarter of 2016). When performing the evaluation of the cumulative loss, the Company considered the book loss as reported, as well as permanent differences and one-time gains and losses not indicative of future business activities. The Company determined that the three-year cumulative loss constitutes negative objective evidence, limiting the Company’s ability to consider other evidence, such as the Company’s projections for future growth. As a result, the Company concluded that it would be appropriate to record a non-cash charge of $28.1 million as additional valuation allowance, thereby establishing a full valuation allowance against all of its net federal deferred tax assets. The Company continued to maintain a full valuation allowance on its state and certain of its foreign net deferred tax assets.
As of December 31, 2016, the net operating loss carryforwards for federal and state income tax purposes were approximately $52.1 million and $52.5 million, respectively. The federal net operating losses expire between 2026 and 2036 and the state net operating losses begin to expire in 2028. Included in the Company’s net operating losses, $9.6 million was associated with excess benefits related to stock compensation. The Company also has net operating loss carryforwards from Ireland of $2.9 million that can be carried forward indefinitely and do not expire. As of December 31, 2016, the Company had federal and state tax credit carryforwards of approximately $9.9 million and $1.7 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2017 and 2036 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2016, the Company has Canadian research and development credit carryforwards of $1.5 million, which will expire at various dates through 2036. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2016, the Company conducted an IRC Section 382 analysis with respect to its net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of the Company’s securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.
For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
Sale of IP rights to foreign subsidiary	(13.8)%	22.5%	—%
Benefit from foreign losses	—%	7.8%	—%
Foreign withholding	(1.2)%	0.5%	3.5%
Stock compensation expense	(6.6)%	5.8%	3.8%
Meals & entertainment	—%	0.1%	0.1%
Foreign rate differential	(1.2)%	(24.0)%	(1.1)%
Prior year true-up items	(0.3)%	1.7%	(0.2)%
Tax reserves	1.8%	3.9%	0.8%
Loss on foreign share transfer	—%	5.9%	—%
Credits	1.6%	(35.5)%	(5.7)%
State Refunds	3.8%	—%	—%
Other	(1.6)%	3.9%	(1.4)%
Valuation allowance	(193.4)%	8.2%	—%
Effective tax rate	(175.9)%	35.8%	34.8%
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

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$6,285	$1,744	$1,634
Gross increases for tax positions of prior years	—	141	—
Gross decreases for tax positions of prior years	(22)	(15)	(4)
Gross increases for tax positions of current year	111	4,415	114
Settlements	—	—	—
Lapse of statute of limitations	(142)	—	—
Balance at end of year	$6,232	$6,285	$1,744
The unrecognized tax benefits relate primarily to federal and state research and development credits and intercompany profit on the transfer of certain IP rights to one of the Company’s foreign subsidiaries as part of the Company’s tax reorganization described above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2016, the Company accrued interest or penalties related to uncertain tax positions in the amount of $2,000. As of December 31, 2016, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $97,000.
Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
13.   Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. Diluted net income (loss) per share is computed using the weighted average common shares outstanding for the period plus dilutive potential shares including assumed release of unvested restricted stock and RSUs, assumed exercise of stock options, and assumed issuance of common stock under ESPP using the treasury stock method. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(40,030)	$2,858	$4,123
Income from discontinued operations, net of tax	$649	$—	$—
Net income (loss) used in computing basic net income (loss) per share	$(39,381)	$2,858	$4,123
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	28,759	28,097	28,246
Dilutive potential common shares:
Stock options, ESPP, Restricted Stock and RSUs	—	918	898
Shares used in computation of diluted net income (loss) per share	28,759	29,015	29,144

Basic net income (loss) per share:
Continuing Operations	$(1.39)	$0.10	$0.15
Discontinued Operations	$0.02	$0.00	$0.00
Total	$(1.37)	$0.10	$0.15

Diluted net income (loss) per share:
Continuing Operations	$(1.39)	$0.10	$0.14
Discontinued Operations	$0.02	$0.00	$0.00
Total	$(1.37)	$0.10	$0.14
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

As of December 31, 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the year ended December 31, 2016 since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

December 31,
2016
Standard and market condition stock options outstanding	3,646,121
Restricted stock awards outstanding	77,540
RSUs outstanding	427,192
ESPP	17,506

14.   Employee Benefit Plan
The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be matched by the Company at its discretion. Beginning in January 2016, the Company matched 25% of the employee’s contribution up to $3,000 for the year. From 2008 to 2015, the Company matched 25% of the employee's contribution up to $2,000 for every year.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Company contribution to 401 (k) plan	$172	$127	$106
15.   Contingencies
From time to time, the Company receives claims from third parties asserting that technologies of the Company, or its licensees, infringe on the other parties’ IP rights. In addition, the Company is involved in routine legal matters and contractual disputes incidental to its normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.
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
Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market was as follows:

	Years Ended December 31,
	2016	2015	2014
Mobile, Wearables, and Consumer	57%	62%	60%
Gaming Devices	24%	24%	27%
Automotive	7%	7%	5%
Medical	12%	7%	8%
Total	100%	100%	100%
Revenue by Region
The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2016	2015	2014
North America	32%	28%	29%
Europe	8%	5%	3%
Asia	60%	67%	68%
Total	100%	100%	100%
Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2016	2015	2014
United States of America	26%	27%	27%
Korea	47%	46%	51%
Japan	11%	14%	10%
Countries of which none are more than 10% in a year	16%	13%	12%
Total	100%	100%	100%
Long-lived Assets by Country
The following is a summary of long-lived assets by country. Long-lived assets include net property and equipment, intangibles, and other assets. Geographic long-lived assets as a percentage of total long-lived assets by country were as follows:

	December 31,
	2016	2015
United States of America	83%	88%
Canada	8%	8%
Rest of World	9%	4%
Total	100%	100%
Significant Customers
Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Samsung Electronics	33%	32%	38%
Customer B	13%	18%	17%
Customer C	14%	14%	12%
Total	60%	64%	67%
Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2016	2015	2014
Customer C	14%	*	66%
Customer D	*	35%	16%
Customer E	36%	24%	*
Customer F	13%	*	*
* Represents less than 10% of the Company’s outstanding accounts and other receivables.
17.   Quarterly Results of Operations (Unaudited)
The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(In thousands, except per share data)
Revenues (1)	$9,293	$26,306	$7,864	$13,623	$16,570	$14,313	$16,223	$16,287
Gross profit	9,235	26,255	7,805	13,600	16,477	14,196	16,108	16,172
Operating income (loss)	(11,208)	10,114	(9,561)	(4,608)	1,289	1,283	2,217	(70)
Income (loss) from continuing operations before provision for taxes	(11,363)	10,778	(9,528)	(4,396)	1,082	1,199	2,263	(95)
Benefit (provision) for income taxes	(26,785)	(3,760)	3,323	1,701	56	(1,015)	(668)	36
Income (loss) from continuing operations	(38,148)	7,018	(6,205)	(2,695)	1,138	184	1,595	(59)
Net income from discontinued operations (net of tax)	—	—	649	—	—	—	—	—
Net income (loss)	(38,148)	7,018	(5,556)	(2,695)	1,138	184	1,595	(59)
Basic net income (loss) per share (2)
Continuing operations (2)	$(1.32)	$0.24	$(0.22)	$(0.09)	$0.04	$0.01	$0.06	$—
Discontinued operations (2)	—	—	0.02	—	—	—	—	—
Total (2)	(1.32)	0.24	(0.20)	(0.09)	0.04	0.01	0.06	—
Shares used in calculating basic net income (loss) per share	28,860	28,849	28,834	28,493	28,305	28,190	28,070	27,818
Diluted net income (loss) per share (2)
Continuing operations (2)	$(1.32)	$0.24	$(0.22)	$(0.09)	$0.04	$0.01	$0.06	$—
Discontinued operations (2)	—	—	0.02	—	—	—	—	—
Total (2)	(1.32)	0.24	(0.20)	(0.09)	0.04	0.01	0.06	—
Shares used in calculating diluted net income (loss) per share	28,860	29,298	28,834	28,493	29,322	29,134	28,906	27,818
(1) Revenue increased significantly in the third quarter of 2016 primarily related to the $19 million received from Samsung in July, 2016, in exchange for Product Life Cycle Wind Down Rights.
(2) The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.
Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California
We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 3, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 3, 2017

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
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Ownership of Our Equity Securities,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2017 annual stockholders’ meeting.
Item 11.   Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors,” “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2017 annual stockholders’ meeting.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2017 annual stockholders’ meeting.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2017 annual stockholders’ meeting.
Item 14.   Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2017 annual stockholders’ meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules
The following financial statement schedule of Immersion Corporation for the years ended December 31, 2016, 2015, and 2014 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Schedule II—Valuation and Qualifying Accounts	Page 78
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016.	8-K	000-27969	3.1	November 4, 2016
3.2	Amended and Restated Certificate of Incorporation.	10-Q	000-27969	3.1	August 14, 2000
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003
10.1*	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361	10.2	November 5, 1999
10.2*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999
10.3*	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	2.4	October 13, 2000
10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003
10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004
10.7*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004
10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007
10.9*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007
10.10*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007
10.11*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007
10.12*	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	10.38	August 8, 2008
10.13*	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	10-Q	000-27969	10.39	August 8, 2008
10.14*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008
10.15*	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	8-K	000-27969	99.01	March 4, 2009
10.16*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010
10.17*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010
10.18*	2011 Equity Incentive Plan.	10-Q	000-27969	10.1	August 5, 2011
10.19*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011
10.20*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.21*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011
10.22	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.23	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013
10.24	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.	10-Q	000-27969	10.1	May 6, 2014
10.25*	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).	10-Q	000-27969	10.1	August 1, 2014
10.26	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.	10-Q	000-27969	10.1	October 31, 2014
10.27	First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.28*	Offer Letter dated November 24, 2014 by and between Immersion Corporation and Mahesh Sundaram.	10-K	000-27969	10.34	February 27, 2015
10.29*	Offer Letter dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.1	September 7, 2016
10.30*	Retention and Ownership Change Agreement dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.2	September 7, 2016
10.31#	Amendment No. 4, Effective as of January 1, 2013, to the Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of July 11, 2016.	10-Q	000-27969	10.1	November 4, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
21.1	Subsidiaries of Immersion Corporation.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1+	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2+	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

#	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

*	Constitutes a management contract or compensatory plan.

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
Date: March 3, 2017

IMMERSION CORPORATION

By	/s/ NANCY ERBA
Nancy Erba
Chief Financial Officer and Principal Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Victor Viegas and Nancy Erba, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ VICTOR VIEGAS	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017
Victor Viegas

/S/ NANCY ERBA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017
Nancy Erba

/s/ CARL SCHLACHTE	Director	March 3, 2017
Carl Schlachte

/S/ JACK SALTICH	Director	March 3, 2017
Jack Saltich

/S/ DAVID HABIGER	Director	March 3, 2017
David Habiger

/S/ DAVID SUGISHITA	Director	March 3, 2017
David Sugishita

/S/ JOHN VESCHI	Director	March 3, 2017
John Veschi

/S/ SHARON HOLT	Director	March 3, 2017
Sharon Holt

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs (Recoveries)	Balance at End of Period
	(In thousands)
Year ended December 31, 2016
Allowance for doubtful accounts	$15	$2	$17	$—
Year ended December 31, 2015
Allowance for doubtful accounts	$28	$(6)	$7	$15
Year ended December 31, 2014
Allowance for doubtful accounts	$9	$16	$(3)	$28