Form 10-Q
period 2017-03-31
IMMERSION CORP
filed 2017-05-05
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at April 28, 2017: 29,166,974.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,110	$56,865
Short-term investments	32,867	32,907
Accounts and other receivables (net of allowances for doubtful accounts of $0)	1,909	1,382
Prepaid expenses and other current assets	727	2,876
Total current assets	78,613	94,030
Property and equipment, net	3,855	4,016
Deferred income tax assets	359	359
Prepaid income taxes	—	4,997
Intangibles and other assets, net	369	365
Total assets	$83,196	$103,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,951	$5,951
Accrued compensation	2,079	4,753
Other current liabilities	5,330	4,409
Deferred revenue	4,902	5,909
Total current liabilities	19,262	21,022
Long-term deferred revenue	25,354	26,393
Other long-term liabilities	990	1,012
Total liabilities	45,606	48,427
Contingencies (Note 11)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 35,802,061 and 35,555,562 shares issued, respectively; 29,164,058 and 28,917,559 shares outstanding, respectively	223,231	221,098
Accumulated other comprehensive income	93	115
Accumulated deficit	(139,190)	(119,329)
Treasury stock at cost: 6,638,003 shares	(46,544)	(46,544)
Total stockholders’ equity	37,590	55,340
Total liabilities and stockholders’ equity	$83,196	$103,767
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Royalty and license	$9,006	$13,448
Development, services, and other	218	175
Total revenues	9,224	13,623
Costs and expenses:
Cost of revenues	43	26
Sales and marketing	3,305	3,803
Research and development	3,196	4,312
General and administrative	15,532	10,090
Total costs and expenses	22,076	18,231
Operating loss	(12,852)	(4,608)
Interest and other income (expense)	139	212
Loss before benefit (provision) for income taxes	(12,713)	(4,396)
Benefit (provision) for income taxes	(152)	1,701
Net loss	$(12,865)	$(2,695)
Basic and diluted net loss per share:	$(0.44)	$(0.09)
Shares used in calculating basic and diluted net loss per share	29,024	28,493
Other comprehensive income
Change in unrealized gains (losses) on short-term investments	(22)	32
Total other comprehensive income	(22)	32
Total comprehensive loss	$(12,887)	$(2,663)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(12,865)	$(2,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	232	224
Amortization of intangibles	—	3
Stock-based compensation	1,557	2,334
Deferred income taxes	—	(1,629)
Changes in operating assets and liabilities:
Accounts and other receivables	(527)	(3,561)
Prepaid income taxes	—	725
Prepaid expenses and other current assets	150	111
Intangibles and other assets	(55)	(16)
Accounts payable	1,000	2,328
Accrued compensation and other current liabilities	(1,741)	(2,270)
Deferred revenue	(2,046)	(1,148)
Other long-term liabilities	(22)	(262)
Net cash used in operating activities	(14,317)	(5,856)
Cash flows used in investing activities:
Purchases of short-term investments	(9,931)	(9,945)
Proceeds from maturities of short-term investments	10,000	10,000
Purchases of property and equipment	(83)	(65)
Net cash used in investing activities	(14)	(10)
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	175	128
Exercise of stock options	401	1,604
Net cash provided by financing activities	576	1,732
Net decrease in cash and cash equivalents	(13,755)	(4,134)
Cash and cash equivalents:
Beginning of period	56,865	25,013
End of period	$43,110	$20,879
Supplemental disclosure of cash flow information
Cash paid (received) for taxes	$39	$(529)
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$11	$—
Release of Restricted Stock Units and Awards under company stock plan	$1,768	$1,777
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2016. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.
The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
Segment Information
The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch as they engage with products and experience the digital world around them. The Company currently focuses on the following target application areas: mobility, automotive, gaming, medical and mobile advertising. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its financial results as one operating and reporting segment.
Revenue Recognition
The Company recognizes revenues in accordance with applicable accounting standards, including ASC 605-10-S99, “Revenue Recognition” (“ASC 605-10-S99”); ASC 605-25, “Multiple Element Arrangements” (“ASC 605-25”), and ASC 985-605, “Software-Revenue Recognition” (“ASC 985-605”). The Company derives its revenues from two principal sources: royalty and license fees, and development contract and service fees. As described below, management judgments, assumptions, and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period based on the judgments and estimates made by management. Specifically, in connection with each transaction, the Company must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable. The Company applies these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. For a license arrangement, the Company requires a written contract, signed by both the customer and the Company.

•
Delivery has occurred. The Company delivers software electronically. Delivery occurs when the Company provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

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

Royalty and license revenue — The Company licenses its patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Revenues that are derived from the sale of a licensee's products that incorporate the Company’s IP are classified as royalty revenues. The terms of the royalty agreements generally require licensees to give notification of royalties due to the Company within 30 – 45 days of the end of the quarter during which their related sales occur. As the Company is unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to it, the Company recognizes royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties could be subject to change and may result in out of period adjustments depending on the specific terms of the arrangement. The Company also enters into fixed license fee arrangements. The Company recognizes fixed license fee revenue when earned under the terms of the agreements, which generally results in recognition on a straight-line basis over the expected term of the license.
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
Recent Accounting Pronouncements
In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-19 “Technical Corrections and Improvements”. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual period beginning after December 15, 2018. The Company will adopt the standard in the first quarter of fiscal 2018, but does not expect the adoption of ASU 2016-19 will have a material impact on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. This ASU is effective for periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact of this standard on its condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" ("ASU 2016-08") which provides updates to revenue recognition guidance relating to considerations for reporting revenue gross versus net. In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which provides updates to revenue recognition guidance relating to performance obligations and accounting for licensing revenue. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides updates to revenue recognition guidance relating to scope and practical expedients for revenue recognition. In December 2016, the FASB issued ASU 2016-20 "Technical Corrections and Improvements to Topic 606" ("ASU 2016-20") which further provides updates to certain aspects of the revenue recognition guidance. Accordingly, ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 amends certain aspects of the new revenue standard in ASU 2014-09. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company currently anticipates adopting the standard using the modified retrospective method rather than full retrospective method. The Company will adopt the new standard as of January 1, 2018.
The Company has made progress toward completing its evaluation of the potential changes and impact this ASU and related amendments and interpretations will have on its financial reporting and disclosures. The Company expects to complete its evaluation of the impact of the standard on its revenue streams and associated contracts and validate the results during the first half of 2017. The Company also expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.
Based on its current analysis, the Company expects a shift in the method and timing by which it recognizes per-unit royalty revenue. In accordance with current GAAP, the Company records this revenue when royalty reports are received from its customers (typically one quarter in arrears); however, under the new standard, the Company will be required to estimate the amount of this revenue in the quarter when the sales occur. As a result, there will be variances between the estimated per-unit royalty revenue and that based on the actual sales reported by its customers.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of March 31, 2017 and December 31, 2016.
Financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are classified based on the valuation technique in the table below:

	March 31, 2017
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,867	$—	$32,867
Money market accounts	29,065	—	—	29,065
Total assets at fair value	$29,065	$32,867	$—	$61,932
The above table excludes $14.0 million of cash held in banks.

	December 31, 2016
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,907	$—	$32,907
Money market accounts	32,031	—	—	32,031
Total assets at fair value	$32,031	$32,907	$—	$64,938
The above table excludes $24.8 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,896	$—	$(29)	$32,867
Total	$32,896	$—	$(29)	$32,867

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,914	$—	$(7)	$32,907
Total	$32,914	$—	$(7)	$32,907
The contractual maturities of the short-term investments (classified as available-for-sale securities) on March 31, 2017 and December 31, 2016 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months ended March 31, 2017 and the year ended December 31, 2016.

3.    ACCOUNTS AND OTHER RECEIVABLES

	March 31, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$1,526	$1,084
Receivables from vendors and other	383	298
Accounts and other receivables	$1,909	$1,382

4.    PROPERTY AND EQUIPMENT

	March 31, 2017	December 31, 2016
	(In thousands)
Computer equipment and purchased software	$3,530	$3,489
Machinery and equipment	873	882
Furniture and fixtures	1,290	1,290
Leasehold improvements	3,956	3,917
Total	9,649	9,578
Less accumulated depreciation	(5,794)	(5,562)
Property and equipment, net	$3,855	$4,016

5.    INTANGIBLES AND OTHER ASSETS

	March 31, 2017	December 31, 2016
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,605)	(4,605)
Purchased patents and other purchased intangible assets, net	—	—
Other assets	369	365
Intangibles and other assets, net	$369	$365
The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. The Company recorded no amortization of purchased patents during the three months ended March 31, 2017. The Company recorded $3,000 in amortization of purchased patents during the three months ended March 31, 2016.

6.    OTHER CURRENT LIABILITIES

	March 31, 2017	December 31, 2016
	(In thousands)
Accrued legal	$4,071	$3,096
Accrued services	320	473
Income taxes payable	263	164
Other current liabilities	676	676
Total other current liabilities	$5,330	$4,409
7.    STOCK-BASED COMPENSATION
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

March 31, 2017
Common stock shares available for grant	214,915
Standard and market condition stock options outstanding	3,616,995
Restricted stock awards outstanding	77,540
RSU's outstanding	403,935
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of March 31, 2017, 677,050 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2017 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2016 are 17,711. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months Ended March 31, 2017
Shares purchased under ESPP	27,667
Average price of shares purchased under ESPP	$6.34
Intrinsic value of shares purchased under ESPP	$109,000

Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Beginning outstanding balance	3,421,121
Granted	45,210
Exercised	(47,273)
Forfeited	(17,768)
Expired	(9,295)
Ending outstanding balance	3,391,995
Aggregate intrinsic value of options exercised	$84,000
Weighted average fair value of options granted	4.95

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at March 31, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2017
Options outstanding	3,391,995	$8.47	3.78	$4.2
Options vested and expected to vest using estimated forfeiture rates	3,215,683	8.45	3.67	4.1
Options exercisable	2,313,592	8.34	3.01	3.5
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Beginning outstanding balance	225,000
Granted	—
Exercised	—
Canceled	—
Ending outstanding balance	225,000
Aggregate intrinsic value of options exercised	$—
Information regarding these market condition based stock options outstanding at March 31, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2017
Options outstanding	225,000	$8.39	5.25	$—
Options vested and expected to vest using estimated forfeiture rates	212,323	8.38	5.24	—
Options exercisable	75,000	8.09	4.92	—
Summary of Restricted Stock Units
RSU activity for the three months ended March 31, 2017 was as follows:

Three Months Ended March 31, 2017
Beginning outstanding balance	427,192
Awarded	171,015
Released	(171,559)
Forfeited	(22,713)
Ending outstanding balance	403,935
Weighted average grant date fair value of RSUs granted	$8.20
Total fair value of RSUs released	1,768,000
Information regarding RSUs outstanding at March 31, 2017 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2017
RSUs outstanding	403,935	1.50	$3.5
RSUs vested and expected to vest using estimated forfeiture rates	284,013	1.37	2.5
Summary of Restricted Stock Awards
Restricted stock award activity for the three months ended March 31, 2017 was as follows:

Three Months Ended March 31, 2017
Beginning outstanding balance	77,540
Awarded	—
Released	—
Forfeited	—
Ending outstanding balance	77,540
Weighted average grant date fair value of restricted stock awarded	$—
Total fair value of restricted stock awards released	—
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended March 31,
	2017	2016
Standard Stock Options
Expected life (in years)	4.6	4.5
Volatility	56%	57%
Interest rate	1.9%	1.3%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2017	2016
Market Condition Based Stock Options
Expected life (in years)	7.0	7.0
Volatility	59%	59%
Interest rate	1.6%	1.6%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2017	2016
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5
Volatility	50%	53%
Interest rate	0.7%	0.5%
Dividend yield	N/A	N/A
Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$210	$228
Research and development	336	526
General and administrative	1,011	1,580
Total	$1,557	$2,334

As of March 31, 2017, there was $6.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.46 years for standard options, 2.25 years for market condition based options, 2.14 years for RSUs, and 0.18 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income are included in the table below.

	Three Months Ended March 31, 2017
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(7)	$122	$115
Other comprehensive income before reclassifications	(22)	—	(22)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(22)	—	(22)
Ending Balance	$(29)	$122	$93
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
There were no stock repurchases during the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Stock Repurchase Program remains available with approximately $33.7 million that may yet be purchased under the program.

9.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended March 31, 2017
	2017	2016

Loss before benefit (provision) for income taxes	$(12,713)	$(4,396)
Benefit (provision) for income taxes	(152)	1,701
Effective tax rate	(1.2)%	38.7%
The provision for income tax for the three months ended March 31, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense. The Company continues to carry a full valuation allowance on its federal deferred tax assets.  As a result, no benefit for U.S. sourced losses was included in the calculation of the effective tax rate, the primary reason for the difference between the statutory tax rate and effective tax rate. The benefit for income tax for the three months ended March 31, 2016 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The benefit for income tax for the three months ended March 31, 2016 also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the second half of 2015. Discrete items recognized for the three months ended March 31, 2016 include a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
In October 2016, the FASB issued ASU 2016-16 “Income Taxes: Topic 740, Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) which simplifies certain aspects of the income tax accounting for Intra-Entity Transfers of Assets.

Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. ASU 2016-16 allows a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The standard will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted only in the first interim period of 2017. The Company has elected to early adopt ASU 2016-16 at the beginning of the first quarter of 2017 for the benefit of simplifying its accounting for intra-entity asset transfers. As required by the FASB in adopting the new standard, the company applied the ASU on a modified retrospective basis which resulted in a cumulative-effect adjustment to the accumulated deficit as of January 1, 2017 for the recognition of the income tax consequences of intra-entity transfers that occurred prior to January 1, 2017. As such, previously issued balance sheets have not been retrospectively adjusted. The adoption resulted in the decrease of $7.0 million in the Company’s short-term and long-term prepaid income taxes and a corresponding increase to the accumulated deficit on the Company’s condensed consolidated balance sheet as of January 1, 2017.
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

As of March 31, 2017, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $6.3 million and applicable interest of $2,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $97,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of March 31, 2017, the Company had net deferred income tax assets of $359,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $33,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $42.2 million against certain of its deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt ASU 2016-09 on a prospective basis beginning in the first quarter of 2017. Upon adoption, the “without” basis NOL deferred tax asset was booked up for historical excess benefits to match the “with” basis NOL deferred tax asset, offset by the full valuation allowance. Subsequent to the adoption, all stock option activities will be accounted for discretely in the quarter that occur. However, due to the full valuation allowance on our federal deferred tax assets, no excess benefits have been reported discretely. As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in calculating stock based compensation expense.
.

10.    NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for both continuing and discontinued operations:

	Three months ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator:
Net loss	$(12,865)	$(2,695)
Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	29,024	28,493

Basic and diluted net loss per share:	$(0.44)	$(0.09)
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
    As of March 31, 2017 and 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	March 31,
	2017	2016
Standard and market condition stock options outstanding	3,616,995	3,681,244
Restricted stock awards outstanding	77,540	21,356
RSUs outstanding	403,935	527,883
ESPP	11,889	11,099
11.    CONTINGENCIES
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
In the normal course of business, the Company provides indemnification of varying scope to customers, most commonly to licensees in connection with licensing arrangements that include our IP, although these provisions can cover additional matters. Historically, costs related to these guarantees have not been significant, and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.
On April 28, 2017, the Company received a letter from Samsung requesting that the Company reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities.  The Company does not believe it is probable that it has an obligation related to this matter and intends to vigorously defend this matter against Samsung.

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
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools, and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses of our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,400 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, income taxes, contingencies, and litigation. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the three months ended March 31, 2017 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Overview
Total revenue decreased by $4.4 million, or 32%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in total revenue was primarily related to a decrease of $3.4 million in medical licensing revenue and a decrease of $870,000 from our mobility licensees.
Net loss was $12.9 million for the three months ended March 31, 2017 compared to a net loss of $2.7 million for the three months ended March 31, 2016. The $10.2 million increase in net loss was primarily caused by decreased total revenue of $4.4 million, increased operating expenses of $3.8 million as a result of our continuous efforts to protect and preserve our IP including litigation against Apple and AT&T Mobility, and income tax provision of $152,000 for first quarter of 2017 versus a tax benefit of $1.7 million for the first quarter of 2016.

	March 31,		Change	% Change
REVENUES	2017	2016
	(In thousands)
Three months ended:
Royalty and license	$9,006	$13,448	$(4,442)	(33)%
Development, services, and other	218	175	43	25%
Total Revenues	$9,224	$13,623	$(4,399)	(32)%

Total Revenues - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Royalty and license revenue — Royalty and license revenue is composed of variable royalties earned based on usage by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended March 31, 2017 was $9.0 million, a decrease of $4.4 million, or 33%, compared to $13.4 million for the three months ended March 31, 2016.
Variable royalty revenue decreased by $2.0 million, or 24%, to $6.5 million for the three months ended March 31, 2017, compared to $8.5 million for the three months ended March 31, 2016. The decrease was primarily caused by decreased volume from our mobility, gaming, and medical customers, partially offset by an increase in volume from our mobility chip and automotive customers.
Fixed payment license revenue decreased by $2.4 million, or 49%, to $2.5 million for the three months ended March 31, 2017 compared to $4.9 million for the three months ended March 31, 2016. The decrease was primarily a result of a non-recurring medical license fee of $3.0 million recognized in the first quarter of 2016. This decrease was partially offset by increases in license fees from our gaming and mobility customers.
Royalty and license revenue from mobility OEM customers decreased by 25%, primarily due to a decrease in royalty revenue on lower reported shipment volumes, partially offset by increased royalties from our mobility chip customers and increased license fees. We anticipate that our mobility business will continue to be a primary revenue stream, but it will fluctuate as a result of the outcomes of various litigations we have instituted and may in the future institute to enforce our IP rights, the timing of introducing new products with our technology into the market, and the recognition by mobile OEMs of the relevance of our IP. See Part II, Item 1. Legal Proceedings.
Royalty and license revenue from gaming customers decreased by 4%, primarily due to lower royalty revenue driven by a reduction in shipment volumes reported by our licensees, as well as Sony’s non-payment of royalties while they contest the applicability of our IP. See Part II, Item 1, Legal Proceedings regarding Sony arbitration. This decrease was partially offset by increased license fees from new gaming customers. Revenue from gaming customers can fluctuate based upon the shift of consumer preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.

Royalty and license revenue from medical customers decreased by 80%, primarily due to the aforementioned non-recurring license fee of $3.0 million from a medical customer in 2016, combined with declined royalties from other medical customers.
Royalty and license revenue from automotive customers increased by 20%, primarily attributable to the increased volume of royalty bearing automotive components incorporated in the products sold by our licensees.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. We typically experience seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Our gaming royalty and license revenue could be adversely impacted in 2017 and beyond by the expiration of several litigated gaming patents in 2015 despite our efforts to show the continued relevance of our patent portfolio. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our overall business focus.
Geographically, revenues generated in North America, Europe, and Asia for the three months ended March 31, 2017 represented 41%, 14%, and 45%, respectively, of our total revenue as compared to 57%, 10%, and 33%, respectively, for the three months ended March 31, 2016. Revenue attributable to North America as a percentage of total revenue decreased largely due to the aforementioned non-recurring license fee of $3.0 million from a medical customer that we recognized in the first quarter of 2016, and, to a lesser extent, decreased royalty revenue from gaming. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased royalty revenue from automotive, partially offset by decreased royalty revenue from gaming in Europe. Revenue attributable to Asia as a percentage of total revenue increased primarily from increased license revenue from gaming, partially offset by decreased royalty revenue from mobility in Asia.

	March 31,		Change	% Change
OPERATING EXPENSES	2017	2016
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,305	$3,803	$(498)	(13)%
% of total revenue	36%	28%	8%
Research and development	$3,196	$4,312	$(1,116)	(26)%
% of total revenue	35%	32%	3%
General and administrative	$15,532	$10,090	$5,442	54%
% of total revenue	168%	74%	94%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. The decrease in sales and marketing expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily related to a $293,000 decrease in compensation, benefits, and other related costs and $161,000 decrease in marketing and advertising costs. We expect that sales and marketing expenses will increase in 2017 as we continue to expand market acceptance for our touch technologies and focus on the content and media business.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a $1.3 million decrease in compensation, benefits, and other related costs, partially offset by $151,000 increase in consulting services expense reflecting redirected development efforts. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth including our content and media business.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a $5.8 million increase in legal and professional fees, partially offset by $342,000 decrease in compensation, benefits, and other related costs mainly due to the timing of stock compensation expense. The increased legal and professional fees were primarily due to a $6.4 million increase in litigation expense relating to ongoing proceedings including the current litigation against Apple and AT&T Mobility in which we were preparing for our hearing in April, and a $284,000 increase in patent-related legal, filing, and maintenance costs. These increases were partially offset by a $941,000 decrease in professional services and licensing-related legal expenses mainly for preparation for our litigation filing during the first quarter of 2016. Our general and administrative expenses will continue to be significant as we continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple and AT&T Mobility, manage our business and strategic opportunities, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

	March 31,		Change	% Change
BENEFIT FOR TAXES	2017	2016
	(Dollars in thousands)
Three months ended:
Benefit (provision) for income taxes	$(152)	$1,701	$(1,853)	(109)%
Loss before benefit (provision) for income taxes	(12,713)	(4,396)
Effective tax rate	(1.2)%	38.7%
Benefit (provision) for Income Taxes — The provision for income tax for the three months ended March 31, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense. The benefit for income tax for the three months ended March 31, 2016 resulted primarily from our federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The 2016 benefit also included non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of our foreign subsidiaries as part of our reorganization of its international operations during the second half of 2015. Discrete items recognized for 2016 also included a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
The year-over-year change in benefit (provision) for income taxes resulted primarily from the change in the loss before income tax benefit (provision), the full valuation allowance on estimated federal and state taxes in the fourth quarter of 2016, the effect of the above described reorganization, including the adoption of ASU 2016-16 as discussed below, and the effect of discrete items described above.
In 2017, we expect a limited cash tax impact as we will use our net operating losses and other deferred taxes that have been carried forward to reduce taxes paid in cash. Although we expect to have reduced taxes paid in cash, our effective tax rate could fluctuate on a quarterly basis and could be affected to the extent actual earnings are lower than anticipated in countries that have lower statutory rates and higher in countries that have higher statutory rates. Based upon activity during the three months ended March 31, 2017, we continue to maintain a valuation allowance of $32.9 million against U.S. federal deferred tax assets and a valuation allowance of $9.3 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowances as of March 31, 2017. The establishment of a valuation allowance has no effect on our ability to use the deferred tax assets in the future to reduce cash tax payments when taxable income is reported. As required by U.S. GAAP, we will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
We also maintain liabilities for uncertain tax positions. As of March 31, 2017, we had unrecognized tax benefits under ASC 740 "Income Taxes" of approximately $6.3 million and applicable interest of $2,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.
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

On March 31, 2017, our cash, cash equivalents, and short-term investments totaled $76.0 million, a decrease of $13.8 million from $89.8 million on December 31, 2016.
Cash used in operating activities
Net cash used in operating activities was $14.3 million during the three months ended March 31, 2017 compared to $5.9 million cash used in operating activities during the three months ended March 31, 2016. The $8.4 million increase in net cash used in operating activities was primarily due to the increase of $10.2 million in net loss, partially offset by $1.6 million change in deferred income taxes. The $1.6 million change in deferred income taxes was primarily caused a change in deferred taxes in the three months ended March 31, 2016 which did not occur in the three months ended March 31, 2017 as a result of the prior quarter establishment of a valuation allowance against our deferred tax assets.
Cash used in investing activities
Net cash used in investing activities during the three months ended March 31, 2017 was $14,000, compared to the $10,000 cash used in investing activities during the three months ended March 31, 2016. Net cash used in investing activities during the current period consisted of maturities of short-term investments of $10.0 million, partially offset by purchases of short-term investments of $9.9 million and purchases of property, plant, and equipment of $83,000.
Cash provided by financing activities
Net cash provided by financing activities during the three months ended March 31, 2017 was $576,000, a decrease of $1.2 million compared to $1.7 million cash provided by financing activities during the three months ended March 31, 2016. Net cash provided by financing activities during the current period consisted of exercises of stock options of $401,000 and the issuance of common stock under our ESPP of $175,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $76.0 million on March 31, 2017, 12% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued significant use of cash. At March 31, 2017, there was $33.7 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2017 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. Our principal commitments as of March 31, 2017 consisted of obligations under operating leases. There have been no material changes in those obligations during the three months ended March 31, 2017.
As of March 31, 2017, we had a liability for unrecognized tax benefits totaling $6.3 million including interest of $2,000, of which approximately $97,000 could be payable in cash.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $61.9 million as of March 31, 2017, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $150,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2017.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2017, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
The complaints assert against Apple, AT&T and AT&T Mobility claims of infringement by the Apple iPhone 6s and Apple iPhone 6s Plus of the following three Immersion patents:
U.S. Patent No. 8,749,507 (the '507 patent), "Systems and Methods for Adaptive Interpretation of Input from a Touch-Sensitive Input Device”;
U.S. Patent No. 7,808,488 (the '488 patent), "Method and Apparatus for Providing Tactile Sensations”
U.S. Patent No. 8,581,710 (the '710 patent), "Systems and Methods for Haptic Confirmation of Commands”
The complaints also assert against Apple claims of infringement by the Apple MacBook and Apple MacBook Pro with Retina display of Immersion’s U.S. Patent No. 7,336,260 (the '260 patent), "Method and Apparatus for Providing Tactile Sensations.”
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
On December 15, 2016, Respondents filed a motion for summary determination that the asserted claims 1 and 2 of the ’260 patent are invalid under 35 U.S.C. § 101 for an alleged failure to recite patentable subject matter. On December 27, 2016, the Company filed its opposition to the motion. On December 27, 2016, the Commission Investigative Staff submitted a response to the motion stating that the Staff supports the motion. On April 6, 2017, the Chief ALJ issued an order denying the motion.
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
On March 21, 2017, Immersion brought an unopposed motion for partial termination of the investigation with respect to all claims of the ’571 patent and claims 7-10 of the ’710 patent. On March 23, 2017, the Chief ALJ issued an order granting partial termination as to the ’571 patent and certain claims of the ’710 patent as described above.
The evidentiary hearing with respect to the consolidated investigation by the United States International Trade Commission bearing the designation Inv. No. 337-TA-990/1004 commenced on April 27, 2017 and concluded on May 4, 2017. The due date for the Chief ALJ’s initial determination is currently scheduled for August 11, 2017. The target date for the completion of the investigation is still expected to be December 11, 2017.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '051 patent. The petition bears Case No. IPR2016-01371. The petition challenges the patentability of certain claims of the '051 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '051 patent. On January 11, 2017, the Patent Trial and Appeal Board issued a decision denying the Petition and declining to institute the IPR on February 10, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’051 patent in light of alleged prior art references. Our patent owner preliminary response is presently due on May 27, 2017.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '571 patent. On January 11, 2017, the Patent Office’s Patent Trial and Appeal Board issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board has set a schedule of certain due dates in the IPR, including a May 31, 2017 due date for the patent owner’s response. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. Our patent owner preliminary response is due on May 21, 2017.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. On October 12, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '356 patent. On January 11, 2017, the Patent Office’s Patent Trial and Appeal Board issued its decision instituting the IPR on certain grounds raised in the Petition. The Board has set a schedule of certain due dates in the IPR, including a May 31, 2017 due date for the patent owner’s response. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. Our patent owner preliminary response is due on May 21, 2017.
On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '710 patent. The petition bears Case No. IPR2016-01603. The petition challenges the patentability of certain claims of the '710 patent in light of alleged prior art references. On November 28, 2016, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the Patent Office’s Patent Trial and Appeal Board issued its decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR, including a June 4, 2017 due date for the patent owner’s response. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘710 patent in light of alleged prior art references. Our patent owner preliminary response is due on or about August 4, 2017.
On September 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '507 patent. The petition bears Case No. IPR2016-01777. The petition challenges the patentability of certain claims of the '507 patent in light of alleged prior art references. On December 27, 2016, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’507 patent. On March 23, 2017, the Board issued its decision denying the Petition and declining to institute the IPR. On April 21, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’507 patent in light of alleged prior art references. Our patent owner preliminary response is due on July 25, 2017.
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '260 patent. The petition bears Case No. IPR2016-01884. The petition challenges the patentability of certain claims of the '260 patent in light of alleged prior art references. On January 4, 2017, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’260 patent. In response to a request of the Petitioner, the Board also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on

January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR, including a July 3, 2017 due date for the patent owner’s response. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘260 patent in light of alleged prior art references. Our patent owner preliminary response is due on or about August 4, 2017.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '488 patent. The petition bears Case No. IPR2016-01907. The petition challenges the patentability of certain claims of the '488 patent in light of alleged prior art references. On January 5, 2017, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’488 patent. In response to a request of the Petitioner, the Board authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR, including a July 3, 2017 due date for the patent owner’s response. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘488 patent in light of alleged prior art references. Our patent owner preliminary response is due on or about August 4, 2017.
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
On February 19, 2016, we petitioned for confirmation of the award in the U.S. District Court for the Northern District of California. On March 18, 2016, Sony opposed the petition to confirm the award and moved to vacate the award. On April 26, 2016, the District Court issued an order granting our petition to confirm the arbitral award and denying Sony’s motion to vacate the award. On May 26, 2016, Sony filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. On January 31, 2017 Sony told us that it would dismiss the appeal. The Court of Appeals dismissed the appeal on February 22 pursuant to the parties’ stipulation.
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
The arbitrator originally scheduled a claim construction hearing for January 10, 2017. The hearing was rescheduled to December 21, 2016, after the parties identified their proposed claims to be construed. The hearing was completed on December 21, 2016, and the arbitrator issued a claim construction ruling on February 2, 2017. Fact discovery is proceeding. The arbitration hearing has been scheduled for May 24-25.
We cannot predict the ultimate outcome of the above-mentioned federal and arbitral actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Contingencies, Note 11 to the Condensed Consolidated Financial Statements.

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
Three customers accounted for 18%, 15% and 10% of our total revenues, respectively, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 where three customers accounted for 24%, 19% and 16% of our total revenues. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, including the Samsung Note 7, which is currently being recalled by Samsung. Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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
We have been in the past and are currently a party to various legal proceedings with companies that have significantly greater financial resources than us to enforce or defend our intellectual property rights and to defend our licensing practices. For example, in 2016, we initiated patent infringement litigation against Apple and AT&T Mobility for infringement of seven patents, and Apple filed for inter partes review on each of the seven patents with the U.S. Patent Office. We also initiated arbitration against Sony claiming that they are infringing one of our US patents. Due to the inherent uncertainties of litigation, arbitration and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending or any future legal proceedings will continue to be costly, given the significant resources available to our current adverse parties, and that future legal proceedings will result in additional legal expenses, resulting in the decrease of cash available for other parts of our business, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part II, Item 1, “Legal Proceedings”.
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
In addition, our patents will continue to expire according to their terms which may have an adverse effect on our business. For example, certain of our U.S. gaming patents expired in 2015, and as a result, Sony has ceased paying royalties for sales made in the U.S. We have asserted U.S. patents against Sony and we are currently in arbitration. See “Legal Proceedings”. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:

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
To sell our software, we must win competitive selection processes, known as “design wins,” before our software haptic technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures with no assurance that we will be selected. As a small company, we may not have the resources to reach every company who is introducing or planning to introduce haptics into the market. In addition, as a small company, we have limited engineering resources that may make it difficult to support every type of haptic implementation with our software offerings or to introduce new technologies in a timely manner. In the instances where a potential customer is not using our software but implements unlicensed haptic capability, we may need to seek to enforce our intellectual property. If the customer is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 59% of our revenue for three months ended March 31, 2017. International operations are subject to a number of difficulties, risks, and special costs, including:

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
We had an accumulated deficit of $139 million as of March 31, 2017 and may not return to profitability in the future.
As of March 31, 2017, we had an accumulated deficit of $139 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

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

The product development process for automobiles is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive device technologies unless and until products featuring our technologies are shipped to customers, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its products, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, or the option packages if our technology is an option (for example, a navigation unit), which is likely to be determined by many factors beyond our control.
We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the three months ended March 31, 2017 and 2016, 98% and 99%, of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuations in the price of our common stock.
From time to time, financial and accounting standard setters such as the FASB and the SEC change certain guidance governing the form and content of registrants’ external financial statements, or update their previous interpretations with regard to the application of certain GAAP. Such change in GAAP or their interpretation can have a significant effect on our reported financial condition and/or results of operations. If applicable to Immersion, we would be required to apply a new or revised guidance, which may result in retrospective adjustments to our financial statements, and change the way we account for certain transaction than under the existing guidance. Changes in GAAP and reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and consequently affect our reported financial condition or results of operations.
For example, in May 2014, the FASB issued ASU 2014-09 that, once adopted by us on January 1, 2018, could significantly impact the timing we recognize revenue for new and existing contracts with licensees. Under the new standard, we may be required to recognize up to a substantial majority of license fees under a fixed-fee license agreement paid upfront upon entry into the agreement, as opposed to recognizing the license fees ratably over the term of the agreement, which has been the historical practice applied by many licensing companies, including Immersion.  For Immersion, this could impact the revenue recognition of potentially all of our existing fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license. In addition, our current practice, which is shared by many licensing companies, of reporting revenues from per-unit based royalty agreements one quarter in arrears, would no longer be accepted under the new revenue standard. Instead we will be expected to estimate unit-based royalty revenues each quarter in order to report such revenue in the period in which the underlying sales occurred, which will require adjustments to be recorded in the next reporting period to true up royalty revenue based on the actual amounts reported by our licensees. Such changes to our reporting practices could significantly affect our reported financial condition and/or results of operations, potentially causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms which will be phased out over time through 2019;

•	only our chairperson of the board of directors, a majority of our board of directors or 10% or greater stockholders are authorized to call a special meeting of stockholders;

•	our stockholders can only take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors can be filled only by our board of directors and not by our stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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
Date: May 5, 2017

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Cooperation Agreement dated February 6, 2017 by and among Immersion Corporation and VIEX Opportunities Fund, LP - Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC, and Eric Singer.	8-K	000-27969	10.1	2/7/2017
31.1	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Victor Viegas, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*
This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.