Form 10-Q
period 2017-06-30
IMMERSION CORP
filed 2017-08-04
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 28, 2017: 29,262,181.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33,152	$56,865
Short-term investments	28,863	32,907
Accounts and other receivables (net of allowances for doubtful accounts of $6, and $0, respectively)	3,335	1,382
Prepaid expenses and other current assets	989	2,876
Total current assets	66,339	94,030
Property and equipment, net	3,638	4,016
Deferred income tax assets	437	359
Prepaid income taxes	—	4,997
Intangibles and other assets, net	363	365
Total assets	$70,777	$103,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,237	$5,951
Accrued compensation	2,355	4,753
Other current liabilities	3,886	4,409
Deferred revenue	5,004	5,909
Total current liabilities	21,482	21,022
Long-term deferred revenue	24,369	26,393
Other long-term liabilities	963	1,012
Total liabilities	46,814	48,427
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 35,891,850 and 35,555,562 shares issued, respectively; 29,253,847 and 28,917,559 shares outstanding, respectively	224,451	221,098
Accumulated other comprehensive income	91	115
Accumulated deficit	(154,035)	(119,329)
Treasury stock at cost: 6,638,003 shares	(46,544)	(46,544)
Total stockholders’ equity	23,963	55,340
Total liabilities and stockholders’ equity	$70,777	$103,767
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Royalty and license	$6,785	$7,615	$15,791	$21,063
Development, services, and other	245	249	463	424
Total revenues	7,030	7,864	16,254	21,487
Costs and expenses:
Cost of revenues	54	61	97	87
Sales and marketing	3,461	3,397	6,766	7,200
Research and development	2,826	2,966	6,022	7,278
General and administrative	15,600	11,001	31,132	21,091
Total costs and expenses	21,941	17,425	44,017	35,656
Operating loss	(14,911)	(9,561)	(27,763)	(14,169)
Interest and other income	165	33	304	245
Loss from continuing operations before benefit (provision) for income taxes	(14,746)	(9,528)	(27,459)	(13,924)
Benefit (provision) for income taxes	(99)	3,323	(251)	5,024
Loss from continuing operations	(14,845)	(6,205)	(27,710)	(8,900)
Income from discontinued operations, net of tax	—	649	—	649
Net loss	$(14,845)	$(5,556)	$(27,710)	$(8,251)
Basic and diluted net loss per share:
Continuing operations	(0.51)	(0.22)	(0.95)	(0.31)
Discontinued operations	—	0.02	—	0.02
Total	$(0.51)	$(0.20)	$(0.95)	$(0.29)
Shares used in calculating basic and diluted net loss per share	29,193	28,834	29,109	28,663
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	(2)	23	(24)	55
Total other comprehensive income (loss)	(2)	23	(24)	55
Total comprehensive loss	$(14,847)	$(5,533)	$(27,734)	$(8,196)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities:
Net loss	$(27,710)	$(8,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	469	448
Amortization of intangibles	—	5
Stock-based compensation	2,735	3,589
Deferred income taxes	(77)	(6,472)
Allowance for doubtful accounts	6	2
Income from discontinued operations	—	(649)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,959)	(460)
Prepaid income taxes	—	1,998
Prepaid expenses and other current assets	(112)	(150)
Intangibles and other assets	(99)	(103)
Accounts payable	4,286	1,935
Accrued compensation and other current liabilities	(2,902)	(1,056)
Deferred revenue	(2,929)	(2,107)
Other long-term liabilities	(50)	(217)
Net cash used in operating activities	(28,342)	(11,488)
Cash flows provided by investing activities:
Purchases of short-term investments	(15,879)	(19,886)
Proceeds from maturities of short-term investments	20,000	24,000
Purchases of property and equipment	(110)	(110)
Proceeds for discontinued operations	—	1,000
Net cash provided by investing activities	4,011	5,004
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	175	128
Exercise of stock options	443	1,677
Net cash provided by financing activities	618	1,805
Net decrease in cash and cash equivalents	(23,713)	(4,679)
Cash and cash equivalents:
Beginning of period	56,865	25,013
End of period	$33,152	$20,334
Supplemental disclosure of cash flow information
Cash paid (received) for taxes	$111	$(473)
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$3	$8
Release of Restricted Stock Units and Awards under company stock plan	$2,451	$1,945
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 “Stock Compensation: Scope of Modification Accounting”. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017. The Company will adopt the standard in the first quarter of fiscal 2018, but does not expect the adoption of ASU 2016-19 will have a material impact on its condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" ("ASU 2016-08") which provides updates to revenue recognition guidance relating to considerations for reporting revenue gross versus net. In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which provides updates to revenue recognition guidance relating to performance obligations and accounting for licensing revenue. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides updates to revenue recognition guidance relating to scope and practical expedients for revenue recognition. In December 2016, the FASB issued ASU 2016-20 "Technical Corrections and Improvements to Topic 606" ("ASU 2016-20") which further provides updates to certain aspects of the revenue recognition guidance. Accordingly, ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 amends certain aspects of the new revenue standard in ASU 2014-09. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company currently anticipates adopting the standard using the modified retrospective method rather than full retrospective method. The Company has not elected for early adoption of the new standard and will adopt it as of January 1, 2018.
The Company has made progress toward completing its evaluation of the potential changes and impact this ASU and related amendments and interpretations will have on its financial reporting and disclosures. The Company is continuing its evaluation of the impact of the standard on its revenue streams and associated contracts and to validate the results. The Company also expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems throughout 2017, design any changes to such business processes, controls and systems, and implement the changes before the end of 2017.
The Company's revenue is primarily comprised of per-unit royalty revenue and fixed fee license revenue. Based on its current analysis, the Company expects a shift in the method and timing by which it recognizes per-unit royalty revenue. In accordance with current GAAP, the Company records this revenue when royalty reports are received from its customers (typically one quarter in arrears); however, under the new standard, the Company will be required to estimate the amount of this revenue in the quarter when the sales occur. As a result, there will be variances between the estimated per-unit royalty revenue and that based on the actual sales reported by its customers. The Company is still evaluating the impact of this ASU and related amendments and interpretations will have on its fixed fee license revenue and future agreements.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of June 30, 2017 and December 31, 2016.
Financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are classified based on the valuation technique in the table below:

	June 30, 2017
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$28,863	$—	$28,863
Money market accounts	16,096	—	—	16,096
Total assets at fair value	$16,096	$28,863	$—	$44,959
The above table excludes $17.1 million of cash held in banks.

	December 31, 2016
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,907	$—	$32,907
Money market accounts	32,031	—	—	32,031
Total assets at fair value	$32,031	$32,907	$—	$64,938
The above table excludes $24.8 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$28,894	$—	$(31)	$28,863
Total	$28,894	$—	$(31)	$28,863

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,914	$—	$(7)	$32,907
Total	$32,914	$—	$(7)	$32,907
The contractual maturities of the short-term investments (classified as available-for-sale securities) on June 30, 2017 and December 31, 2016 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three and six months ended June 30, 2017 and the year ended December 31, 2016.

3.    ACCOUNTS AND OTHER RECEIVABLES

	June 30, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$2,931	$1,084
Receivables from vendors and other	404	298
Accounts and other receivables	$3,335	$1,382

4.    PROPERTY AND EQUIPMENT

	June 30, 2017	December 31, 2016
	(In thousands)
Computer equipment and purchased software	$3,539	$3,489
Machinery and equipment	866	882
Furniture and fixtures	1,295	1,290
Leasehold improvements	3,969	3,917
Total	9,669	9,578
Less accumulated depreciation	(6,031)	(5,562)
Property and equipment, net	$3,638	$4,016

5.    INTANGIBLES AND OTHER ASSETS

	June 30, 2017	December 31, 2016
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,605)	(4,605)
Purchased patents and other purchased intangible assets, net	—	—
Other assets	363	365
Intangibles and other assets, net	$363	$365
The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. The Company recorded no amortization of purchased patents during the three and six months ended June 30, 2017 as the purchased patents were fully amortized in 2016. The Company recorded $2,000 and $5,000 in amortization of purchased patents during the three and six months ended June 30, 2016, respectively.

6.    OTHER CURRENT LIABILITIES

	June 30, 2017	December 31, 2016
	(In thousands)
Accrued legal	$2,378	$3,096
Accrued services	502	473
Income taxes payable	292	164
Other current liabilities	714	676
Total other current liabilities	$3,886	$4,409

7.    STOCK-BASED COMPENSATION
Stock Options and Awards
The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time based options, market condition based options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from seven to ten years from the date of grant. In addition to time based vesting, market condition based options are subject to a market condition: the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the expiration of the options. On June 2, 2017, the Company's stockholders approved an increase to the number of shares reserved for issuance by 3,476,850 shares. Restricted stock generally vests over one year. RSUs generally vest over three years. Awards granted other than an option or stock appreciation right reduce the common stock shares available for grant under the program by 1.75 shares for each share issued.

June 30, 2017
Common stock shares available for grant	2,907,654
Standard and market condition stock options outstanding	3,879,034
Restricted stock awards outstanding	44,538
RSU's outstanding	641,320
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of June 30, 2017, 677,050 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2017 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2016 are 17,711. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2017
Shares purchased under ESPP	27,667
Average price of shares purchased under ESPP	$6.34
Intrinsic value of shares purchased under ESPP	$109,000
Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Beginning outstanding balance	3,421,121
Granted	262,338
Exercised	(58,023)
Forfeited	(56,724)
Expired	(35,508)
Ending outstanding balance	3,533,204
Aggregate intrinsic value of options exercised	$134,000
Weighted average fair value of options granted	3.98

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at June 30, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2017
Options outstanding	3,533,204	$8.47	3.73	$4.8
Options vested and expected to vest using estimated forfeiture rates	3,358,207	8.45	3.62	4.7
Options exercisable	2,388,508	8.31	2.84	4.0
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Beginning outstanding balance	225,000
Granted	120,830
Exercised	—
Canceled	—
Ending outstanding balance	345,830
Aggregate intrinsic value of options exercised	$—
Information regarding these market condition based stock options outstanding at June 30, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2017
Options outstanding	345,830	$8.48	5.67	$—
Options vested and expected to vest using estimated forfeiture rates	318,584	8.47	5.62	—
Options exercisable	84,375	8.09	4.67	—
Summary of Restricted Stock Units
RSU activity for the six months ended June 30, 2017 was as follows:

Six Months Ended June 30, 2017
Beginning outstanding balance	427,192
Awarded	431,015
Released	(173,058)
Forfeited	(43,829)
Ending outstanding balance	641,320
Weighted average grant date fair value of RSUs granted	$8.47
Total fair value of RSUs released	1,781,000
Information regarding RSUs outstanding at June 30, 2017 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2017
RSUs outstanding	641,320	1.62	$5.8
RSUs vested and expected to vest using estimated forfeiture rates	498,283	1.51	4.5

Summary of Restricted Stock Awards
Restricted stock award activity for the six months ended June 30, 2017 was as follows:

Six Months Ended June 30, 2017
Beginning outstanding balance	77,540
Awarded	44,538
Released	(77,540)
Forfeited	—
Ending outstanding balance	44,538
Weighted average grant date fair value of restricted stock awarded	$8.65
Total fair value of restricted stock awards released	671,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Standard Stock Options
Expected life (in years)	4.6	4.5	4.5	4.5
Volatility	53%	55%	53%	55%
Interest rate	1.7%	1.1%	1.7%	1.2%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Market Condition Based Stock Options
Expected life (in years)	7.0	N/A	7.0	7.0
Volatility	55%	N/A	55%	59%
Interest rate	2.0%	N/A	2.0%	1.6%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	50%	53%
Interest rate	N/A	N/A	0.7%	0.5%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$281	$332	$491	$560
Research and development	213	258	549	784
General and administrative	684	665	1,695	2,245
Total	$1,178	$1,255	$2,735	$3,589

As of June 30, 2017, there was $8.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.45 years for standard options, 2.58 years for market condition based options, 2.60 years for RSUs, and 0.92 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Six Months Ended June 30, 2017
	Unrealized Gains and Losses on Short-term Investments	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(7)	$122	$115
Other comprehensive income before reclassifications	(24)	—	(24)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(24)	—	(24)
Ending Balance	$(31)	$122	$91
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
There were no stock repurchases during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the Stock Repurchase Program remains available with approximately $33.7 million that may yet be purchased under the program.

9.    DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Total initially negotiated consideration for the sales was $2.7 million which comprised $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that they would recognize income from the notes receivable as proceeds received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. During the three and six months ended June 30, 2016, a final settlement payment of $1.0 million was received relative to these sales resulting in $649,000 of income from discontinued operations, net of tax of $351,000. There were no discontinued operations for the three and six months ended June 30, 2017.

10.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Loss from continuing operations before benefit (provision) for income taxes	$(14,746)	$(9,528)	$(27,459)	$(13,924)
Benefit (provision) for income taxes	(99)	3,323	(251)	5,024
Effective tax rate	(0.7)%	34.9%	(0.9)%	36.1%
The provision for income tax for the three and six months ended June 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense. The Company continues to carry a full valuation allowance on its federal deferred tax assets.  As a result, no benefit for U.S. sourced losses was included in the calculation of the effective tax rate, the primary reason for the difference between the statutory tax rate and effective tax rate. The benefit for income tax for the three months ended June 30, 2016 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The benefit for income tax for the three and six months ended June 30, 2016 also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the second half of 2015. Discrete items recognized for the six months ended June 30, 2016 include a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
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

As of June 30, 2017, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $6.3 million and applicable interest of $6,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $97,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2017, the Company had net deferred income tax assets of $437,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $34,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
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
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt ASU 2016-09 on a prospective basis beginning in the first quarter of 2017. Upon adoption, the “without” basis NOL deferred tax asset was adjusted for historical excess benefits to match the “with” basis NOL deferred tax asset, offset by the full valuation allowance. Subsequent to the adoption, all stock option activities will be accounted for discretely in the quarter that occur. However, due to the full valuation allowance on our federal deferred tax assets, no excess benefits have been reported discretely. As permitted by the ASU, the Company will continue to use an estimated forfeiture rate in calculating stock based compensation expense.

11.    NET LOSS PER SHARE
Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for both continuing and discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(14,845)	$(6,205)	$(27,710)	$(8,900)
Income from discontinued operations, net of tax	—	649	—	649
Net loss	$(14,845)	$(5,556)	$(27,710)	$(8,251)
Denominator:
Shares used in computation of basic and diluted net loss per share (weighted average common shares outstanding)	29,193	28,834	29,109	28,663

Basic and diluted net loss per share:
Continuing operations	(0.51)	(0.22)	(0.95)	(0.31)
Discontinued operations	—	0.02	—	0.02
Total	$(0.51)	$(0.20)	$(0.95)	$(0.29)

The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
    As of June 30, 2017 and 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,
	2017	2016
Standard and market condition stock options outstanding	3,879,034	3,521,481
Restricted stock awards outstanding	44,538	77,540
RSUs outstanding	641,320	510,234
ESPP	22,604	27,670

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
On April 28, 2017, the Company received a letter from Samsung requesting that the Company reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities. The Company has filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. The Company does not believe it is probable that it has an obligation related to this matter and intends to vigorously defend this matter against Samsung.

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
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools, and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses of our patented technology to our customers. Our licenses allow our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,400 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the six months ended June 30, 2017 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
Overview
Total revenue decreased by $834,000, or 11%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in total revenue was primarily related to decreases of $1.2 million from gaming licensees and $316,000 from medical licensees. These decreases were partially offset by increases of $522,000 from automotive licensees and $141,000 from our mobility licensees.
Total revenue decreased by $5.2 million, or 24%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in total revenue was primarily related to decreases of $3.8 million from medical licensees, $1.3 million from gaming licensees, and $729,000 from mobility licensees. This was partially offset by an increase of $703,000 from automotive licensees.
Net loss was $14.8 million for the three months ended June 30, 2017 compared to a net loss of $5.6 million for the three months ended June 30, 2016. The $9.3 million increase in net loss was primarily caused by an increase of operating expenses of $4.5 million mainly driven by higher legal expense from our continuing efforts to protect and preserve our IP including litigation against Apple and AT&T Mobility. The increased net loss also resulted from the $99,000 income tax provision for the second quarter of 2017 versus $3.3 million income tax benefit for the second quarter of 2016, and a decrease of $834,000 in total revenue.
Net loss was $27.7 million for the six months ended June 30, 2017 compared to a net loss of $8.3 million for the six months ended June 30, 2016. The $19.4 million increase in net loss was primarily caused by increased operating expenses of $8.4 million mainly driven by higher legal expenses from our continuing efforts to protect and preserve our IP including litigation against Apple and AT&T Mobility. The increased net loss also resulted from the $251,000 income tax provision for the six months ended June 30, 2017 versus $5.0 million income tax benefit for the six months ended June 30, 2016, a decrease of $5.2 million in total revenue, and a decrease of income from discontinued operations of $649,000 recognized in the first half of 2016 that did not recur in 2017.

	June 30,		Change	% Change
REVENUES	2017	2016
	(In thousands)
Three months ended:
Royalty and license	$6,785	$7,615	$(830)	(11)%
Development, services, and other	245	249	(4)	(2)%
Total Revenues	$7,030	$7,864	$(834)	(11)%
Six months ended:
Royalty and license	$15,791	$21,063	$(5,272)	(25)%
Development, services, and other	463	424	39	9%
Total Revenues	$16,254	$21,487	$(5,233)	(24)%

Total Revenues - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Royalty and license revenue — Royalty and license revenue is composed of variable royalties earned based on usage by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended June 30, 2017 was $6.8 million, a decrease of $830,000, or 11%, compared to $7.6 million for the three months ended June 30, 2016.
Variable royalty revenue decreased by $639,000, or 11%, from $5.6 million for the three months ended June 30, 2016 to $5.0 million for the three months ended June 30, 2017. The decrease was primarily caused by decreased volume from our gaming customers.
Fixed payment license revenue decreased by $191,000, or 10%, from $2.0 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017. The decrease was primarily a result of decreased license revenue from gaming and medical licensees, partially offset by increased license fees from automotive customers.

Royalty and license revenue from mobility customers increased by 5%, primarily due to increased royalties from our mobility chip customers partially offset by decreased royalty revenue from mobility OEM customers due to reduced shipment volume. We anticipate that our mobility business will continue to be a primary revenue stream, but it will fluctuate as a result of the outcomes of various litigations we have instituted and may in the future institute to enforce our IP rights, the timing of introducing new products with our technology into the market, and the recognition by mobile OEMs of the relevance of our IP. See Part II, Item 1. Legal Proceedings.
Royalty and license revenue from gaming customers decreased by 40%, primarily reflecting the absence of royalties from Sony. These decreases were partially offset by increased license fees from new gaming customers. Revenue from gaming customers can fluctuate based upon the shift of consumer preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue from automotive customers increased by 51%, primarily attributable to increased license fees from new customers added in the second quarter of 2017.
Royalty and license revenue from medical customers decreased by 34%, primarily due to certain medical license contracts that expired in 2016.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. We typically experience seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. We anticipate that our gaming royalty and license revenue will continue to decline until we are successful in proving the relevance of our IP. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our overall business focus.
Geographically, revenues generated in North America, Europe, and Asia for the three months ended June 30, 2017 represented 23%, 13%, and 64%, respectively, of our total revenue as compared to 41%, 9%, and 50%, respectively, for the three months ended June 30, 2016. Revenue attributable to North America as a percentage of total revenue decreased largely due to reduced royalty and license revenue from gaming customers. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased royalty revenue from gaming customers. Revenue attributable to Asia as a percentage of total revenue increased primarily from increased license revenue from automotive and gaming, partially offset by decreased royalty revenue from mobility in Asia.
Total Revenues - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Royalty and license revenue — Royalty and license revenue for the six months ended June 30, 2017 was $15.8 million, a decrease of $5.3 million, or 25%, compared to $21.1 million for the six months ended June 30, 2016.
Variable royalty revenue decreased by $2.7 million, or 19%, from $14.2 million for the six months ended June 30, 2016 to $11.5 million for the six months ended June 30, 2017. The decrease was primarily caused by decreased volume from our mobility OEM, gaming, and medical customers partially offset by increased volume from our mobility chip and automotive customers.
Fixed payment license revenue decreased by $2.6 million, or 38%, from $6.9 million for the six months ended June 30, 2016 to $4.3 million for the six months ended June 30, 2017. The decrease was primarily a result of a non-recurring medical license fee of $3.0 million recognized in the first quarter of 2016. This decrease was partially offset by increased license fees from our automotive, gaming and mobility OEM customers.
Royalty and license revenue from mobility customers decreased by 12%, primarily caused by decreased royalty revenue from mobility OEMs due to reduced shipment volume, partially offset by increased royalties from our mobility chip customers and increased license fees.
Royalty and license revenue from gaming customers decreased by 18%, primarily due to the absence of royalties from Sony, as well as reductions in shipments reported by our gaming licensees. These decreases in royalty revenue from gaming customers were partially offset by increased license revenue mainly a result of new gaming customers.

Royalty and license revenue from medical customers decreased by 72%, primarily due to the aforementioned non-recurring license fee of $3.0 million from a medical customer recognized in 2016, combined with other decreased license fees and royalties from medical customers.
Royalty and license revenue from automotive customers increased by 37%, primarily attributable to increased license fees from new customers along with increased royalties as higher volume of royalty bearing automotive components was incorporated in the products sold by our licensees.
Geographically, revenues generated in North America, Europe, and Asia for the six months ended June 30, 2017 represented 33%, 14%, and 53%, respectively, of our total revenue as compared to 51%, 10%, and 39%, respectively, for the six months ended June 30, 2016. Revenue attributable to North America as a percentage of total revenue decreased largely due to the aforementioned non-recurring license fee of $3.0 million from a medical customer that we recognized in the first quarter of 2016 along with decreased royalty and license revenue from gaming, partially offset by increased royalty revenue from mobility in North America. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased royalty revenue from automotive. Revenue attributable to Asia as a percentage of total revenue increased primarily from increased license revenue from gaming and automotive, partially offset by decreased royalty revenue from mobility in Asia.

	June 30,		Change	% Change
OPERATING EXPENSES	2017	2016
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,461	$3,397	$64	2%
% of total revenue	49%	43%	6%
Research and development	$2,826	$2,966	$(140)	(5)%
% of total revenue	40%	38%	2%
General and administrative	$15,600	$11,001	$4,599	42%
% of total revenue	222%	140%	82%

Six months ended:
Sales and marketing	$6,766	$7,200	$(434)	(6)%
% of total revenue	42%	34%	8%
Research and development	$6,022	$7,278	$(1,256)	(17)%
% of total revenue	37%	34%	3%
General and administrative	$31,132	$21,091	$10,041	48%
% of total revenue	192%	98%	94%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses for the three months ended June 30, 2017 remained the same level as the three months ended June 30, 2016. Sales and marketing expenses decreased $434,000, or 6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to $397,000 lower compensation, benefits, and other related costs. We believe that continued investment in sales and marketing is critical to our future success, and we expect to continue making targeted investments to expand market acceptance for our touch technologies and focus on content and media business.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. The decrease in research and development expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to $266,000 lower compensation, benefits, and other related costs, partially offset by $108,000 higher consulting services reflecting redirected development efforts. The decrease in research and development expenses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily driven by $1.3 million lower compensation, benefits, and other related costs mainly due to rebalancing efforts during the first quarter in 2016 and headcount decrease in 2017. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth including our content and media business.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. The increase in general and administrative expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to $4.7 million higher legal expenses, partially offset by $168,000 lower compensation, benefits, and other related costs. The increased legal expenses were primarily due to $4.1 million higher litigation expense relating to ongoing proceedings including the current litigation against Apple and AT&T Mobility, $333,000 higher licensing-related legal expenses, and $231,000 higher patent-related legal, filing, and maintenance costs. The increase in general and administrative expenses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to $10.3 million higher legal expenses, partially offset by $565,000 lower compensation, benefits, and other related costs. The increased legal expenses were primarily due to $10.5 million higher litigation expense relating to ongoing proceedings including the current litigation against Apple and AT&T Mobility, $515,000 higher patent-related legal, filing, and maintenance costs, and $237,000 higher general legal expenditures. These increased legal expenses were partially offset by $943,000 lower licensing-related legal expenses. Our general and administrative expenses will continue to be significant as we continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple and AT&T Mobility, manage our business and strategic opportunities, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

	June 30,		Change	% Change
BENEFIT (PROVISION) FOR TAXES	2017	2016
	(Dollars in thousands)
Three months ended:
Benefit (provision) for income taxes	$(99)	$3,323	$(3,422)	(103)%
Loss from continuing operations before benefit (provision) for income taxes	(14,746)	(9,528)
Effective tax rate	(0.7)%	34.9%

Six months ended:
Benefit (provision) for income taxes	$(251)	$5,024	$(5,275)	(105)%
Loss from continuing operations before benefit (provision) for income taxes	(27,459)	(13,924)
Effective tax rate	(0.9)%	36.1%
Benefit (provision) for Income Taxes — The provision for income tax for the three and six months ended June 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense. The benefit for income tax for the three and six months ended June 30, 2016 resulted primarily from our federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The 2016 benefit also included non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of our foreign subsidiaries as part of our reorganization of our international operations during the second half of 2015. Discrete items recognized for 2016 also included a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
The year-over-year change in benefit (provision) for income taxes resulted primarily from the change in the loss before income tax benefit (provision), the full valuation allowance on estimated federal and state taxes in the fourth quarter of 2016, the effect of the above described reorganization, including the adoption of ASU 2016-16, and the effect of discrete items described above.
In 2017, we expect a limited cash income tax impact due to the valuation allowance described above. Based upon activity during the six months ended June 30, 2017, we continue to maintain a valuation allowance of $32.9 million against U.S. federal deferred tax assets and a valuation allowance of $9.3 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowances as of June 30, 2017. The establishment of a valuation allowance has no effect on our ability to use the deferred tax assets in the future to reduce cash tax payments when taxable income is reported. As required by U.S. GAAP, we will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
We also maintain liabilities for uncertain tax positions. As of June 30, 2017, we had unrecognized tax benefits under ASC 740 "Income Taxes" of approximately $6.3 million and applicable interest of $6,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

DISCONTINUED OPERATIONS

Discontinued Operations - Income from discontinued operations, net of taxes, of $649,000 in the three and six months ended June 30, 2016 is related to a final payment received from the sales of the 3D product line that occurred in 2009. There was no income from discontinued operations in the first half of 2017.
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
On June 30, 2017, our cash, cash equivalents, and short-term investments totaled $62.0 million, a decrease of $27.8 million from $89.8 million on December 31, 2016.
Cash used in operating activities
Net cash used in operating activities was $28.3 million during the six months ended June 30, 2017 compared to $11.5 million cash used in operating activities during the six months ended June 30, 2016. The $16.8 million increase was primarily due to $19.5 million increase in net loss, $3.0 million increase in working capital, and $822,000 decrease in the year-over-year change in deferred revenue and customer advances. These changes were partially offset by $6.4 million decrease in the year-over-year change in deferred income taxes which reflects the full valuation allowance established in December 2016 against our deferred tax assets. Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. The $3.0 million increase in working capital was mainly due to an increase of $2.0 million in the year-over-year change in prepaid income tax as a result of the adoption of ASU2016-16 on January 1st, 2017, an increase of $1.5 million in the year-over-year change in accounts receivables, and a decrease of $1.8 million in the year-over-year change in accrued compensation and other current liabilities, partially offset by an increase of $2.4 million in the year-over-year change in accounts payable.
Cash provided by investing activities
Net cash provided by investing activities during the six months ended June 30, 2017 was $4.0 million, a decrease of $1.0 million compared to the $5.0 million cash provided by investing activities during the six months ended June 30, 2016. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $20.0 million, partially offset by purchases of short-term investments of $15.9 million and purchases of property, plant, and equipment of $110,000.
Cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2017 was $618,000, a decrease of $1.2 million compared to $1.8 million cash provided by financing activities during the six months ended June 30, 2016. Net cash provided by financing activities during the current period consisted of exercises of stock options of $443,000 and the issuance of common stock under our ESPP of $175,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $62.0 million on June 30, 2017, 13% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued significant use of cash. At June 30, 2017, there was $33.7 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2017 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. Our principal commitments as of June 30, 2017 consisted of obligations under operating leases. There have been no material changes in those obligations during the six months ended June 30, 2017.
As of June 30, 2017, we had a liability for unrecognized tax benefits totaling $6.3 million including interest of $6,000, of which approximately $97,000 could be payable in cash.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $45.0 million as of June 30, 2017, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $126,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2017.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2017, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
On June 27, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the '710 patent is unenforceable for alleged inequitable conduct before the United States Patent Office. We responded to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ. On June 29, 2016, the Chief ALJ entered an order setting the Markman hearing in the consolidated case for October 18, 2016, and the evidentiary hearing for April 27-May 5, 2017. On July 12, 2016, the Chief ALJ entered the procedural schedule in the consolidated Investigation.
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
On March 21, 2017, Immersion brought an unopposed motion for partial termination of the investigation with respect to all claims of the ’571 patent and claims 7-10 of the ’710 patent. On March 23, 2017, the Chief ALJ issued an order granting partial termination as to the ’571 patent and certain claims of the ’710 patent as described above. On March 23, 2017, the Chief ALJ also issued a notice that the evidentiary hearing would begin on April 27, 2017 and conclude on May 4, 2017 (as opposed to May 5, 2017).
The evidentiary hearing with respect to the consolidated investigation by the United States International Trade Commission bearing the designation Inv. No. 337-TA-990/1004 commenced on April 27, 2017 and concluded on May 4, 2017. On May 31, 2017, the parties and the Office of Unfair Import Investigations ("OUII") Staff submitted their initial post-hearing briefs, and on June 7, 2017, the parties and OUII Staff submitted their post-hearing reply briefs. Before submitting these briefs, we provided a notice on May 11, 2017 that we would not be pursuing in our Post-Hearing Brief claims 3, 13, and 23 of the '356 patent.
The due date for the Chief ALJ’s initial determination was scheduled for August 11, 2017. On July 13, 2017, the Chief ALJ entered an order extending the due date for the Chief ALJ's initial determination from August 11, 2017 to November 13, 2017 and extending the target date for the completion of the investigation from December 11, 2017 to March 12, 2018.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '051 patent. The petition bears Case No. IPR2016-01371. The petition challenges the patentability of certain claims of the '051 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '051 patent. On January 11, 2017, the Patent Trial and Appeal Board ("PTAB" or "Board") issued a decision denying the Petition and declining to institute the IPR on February 10, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’051 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00887. We filed our Patent Owner's Preliminary Response in this IPR on May 30, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. On October 13, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board has set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896. We filed our Patent Owner's Preliminary Response in this IPR on May 22, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. On October 12, 2016, we filed a patent owner’s preliminary response responding to the petition's challenges to patentability of claims of the '356 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board has set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner's Response to the IPR. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. This IPR bears Case No. 2017-00897. We filed our Patent Owner's Preliminary Response in this IPR on May 22, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.
On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '710 patent. The petition bears Case No. IPR2016-01603. The petition challenges the patentability of certain claims of the '710 patent in light of alleged prior art references. On November 28, 2016, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On June 28, 2017, we submitted our Patent Owner's Response in the IPR. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘710 patent in light of alleged prior art references. This IPR bears Case No. 2017-01368. Our Patent Owner's Preliminary Response is presently due not later than August 24, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.

On September 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '507 patent. The petition bears Case No. IPR2016-01777. The petition challenges the patentability of certain claims of the '507 patent in light of alleged prior art references. On December 27, 2016, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’507 patent. On March 23, 2017, the Board issued its decision denying the Petition and declining to institute the IPR. On April 21, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’507 patent in light of alleged prior art references. This IPR bears Case No. 2017-01310. Our Patent Owner's Preliminary Response is presently due not later than August 9, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '260 patent. The petition bears Case No. IPR2016-01884. The petition challenges the patentability of certain claims of the '260 patent in light of alleged prior art references. On January 4, 2017, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’260 patent. In response to a request of the Petitioner, the Board also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On July 3, 2017, we submitted our Patent Owner’s Response in the IPR. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘260 patent in light of alleged prior art references. This IPR bears Case No. 2017-01369. Our Patent Owner's Preliminary Response is presently due not later than August 24, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '488 patent. The petition bears Case No. IPR2016-01907. The petition challenges the patentability of certain claims of the '488 patent in light of alleged prior art references. On January 5, 2017, we filed a patent owner’s preliminary response responding to the petition’s challenges to patentability of claims of the ’488 patent. In response to a request of the Petitioner, the Board authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR, On July 3, 2017, we submitted its Patent Owner's Response in the IPR. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘488 patent in light of alleged prior art references. This IPR bears Case No. 2017-01371. Our Patent Owner's Preliminary Response is presently due not later than August 24, 2017. The PTAB's decision on whether to institute this IPR is due within ninety days of the filing of this preliminary response.
Although we believe we have strong claims, the outcome of litigation and the IPRs is inherently uncertain.
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

The arbitrator originally scheduled a claim construction hearing for January 10, 2017. The hearing was rescheduled to December 21, 2016, after the parties identified their proposed claims to be construed. The hearing was completed on December 21, 2016, and the arbitrator issued a claim construction ruling on February 2, 2017. Fact discovery is proceeding. The arbitration hearing was completed on May 24, 2017, the arbitrator issued his decision in the case finding that Sony's DS4 Wireless Controller did not infringe the '901 patent.

Immersion Corporation v. FitBit and Runtong International Trade Co., Ltd. (Shanghai Intellectual Property Court)

On June 29, 2017, we filed a patent infringement lawsuit against Fitbit, Inc. (“Fitbit”) in the Shanghai Intellectual Property Court alleging that Fitbit has infringed three of our China patents. The three patents at issue are China Patent No. ZL200680041474.4, entitled “methods and systems for providing haptic messaging to handheld communication devices”; No. ZL200980127978.l, entitled “systems and methods for mapping message contents to virtual physical properties for sending vibrotactile messaging”; and No. ZL200980128008.3, entitled “systems and methods for transmitting haptic messages.” The Shanghai Intellectual Property Court accepted the case on July 7, 2017.

Immersion Corporation v. Fitbit, Inc., Case No. 4:17-cv-03886-DMR (N.D. Cal.)

On July 10, 2017, we filed a patent infringement lawsuit against Fitbit in the U.S. District Court for the Northern District of California alleging that Fitbit has infringed three of our U.S. Patents. The three patents at issue are U.S. Patent No. 8,351,299, which covers “Apparatus and Method for Providing Condition-Based Vibrotactile Feedback”; No. 8,059,105, entitled “Haptic Feedback for Touchpads and Other Touch Controls”; and No. 8,638,301, for “Systems and Methods for Transmitting Haptic Messages.” Generally, these U.S. patents cover “touch-feedback” - or haptic feedback - devices, systems and methods - and Fitbit's devices are infringing, such as the Fitbit Flex, Fitbit Flex 2, Fitbit Alta, Fitbit Alta HR, Fitbit Charge, Fitbit Charge 2, Fitbit Charge HR, Fitbit Blaze and Fitbit Surge. We also filed our Certification of Interested Entities on July 10, 2017. We served Fitbit with the Complaint, among other things, on July 11, 2017. On July 31, 2017, Fitbit filed a stipulation to extend the time to respond to the complaint to October 2, 2017. The Case No. is 4:17-cv-03886-DMR (Immersion Corporation v. Fitbit, Inc.).

Immersion Corporation vs. Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc.
On August 3, 2017, we filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas alleging that certain Samsung touchscreen phones, including those phones that Samsung had not commenced commercially producing, distributing and selling before January 1, 2016 (the “Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we are seeking to stop Samsung from further infringement as well as the recovery of damages. The complaints assert infringement by the Accused Phones of the following patents:
U.S. Patent No 6,429,846: "Haptic Feedback for Touchpads and Other Touch Controls"
U.S. Patent No 7,969,288: "Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device"
U.S. Patent No 9,323,332: “Force Feedback System Including Multi-Tasking Graphical Host Environment”
U.S. Patent No 7,982,720: "Haptic Feedback for Touchpads and Other Touch Controls"
U.S. Patent No 8,031,181: "Haptic Feedback for Touchpads and Other Touch Controls"

Immersion Corporation vs. Motorola Mobility LLC and Motorola Mobility Holdings LLC
On August 3, 2017, we filed a complaint against Motorola Mobility LLC and Motorola Mobility Holdings LLC (collectively, “Motorola”) in the United States District Court for the District of Delaware alleging that certain Motorola touchscreen phones, including the Moto G4, Moto G4 Play, Moto G4 Plus, Moto G5, Moto G5 Plus, Moto Z, Moto Z Force and Moto Z Play (the “Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we are seeking to stop Motorola from further infringement as well as the recovery of damages. The complaints assert infringement by the Accused Phones of the following patents:
U.S. Patent No 6,429,846: "Haptic Feedback for Touchpads and Other Touch Controls"
U.S. Patent No 7,969,288: "Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device"

U.S. Patent No 9,323,332: “Force Feedback System Including Multi-Tasking Graphical Host Environment”
U.S. Patent No 7,982,720: "Haptic Feedback for Touchpads and Other Touch Controls"
U.S. Patent No 8,031,181: "Haptic Feedback for Touchpads and Other Touch Controls"

We cannot predict the ultimate outcome of the above-mentioned federal actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Contingencies, Note 12 to the Condensed Consolidated Financial Statements.

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
We have been in the past and are currently a party to various legal proceedings with companies that have significantly greater financial resources than us to enforce or defend our intellectual property rights and to defend our licensing practices. For example, in 2016, we initiated patent infringement litigation against Apple and AT&T Mobility for infringement of seven patents, and Apple filed for inter partes review on each of the seven patents with the U.S. Patent Office. On August 3, 2017, we also initiated patent infringement litigation against Samsung and Motorola claiming that they are infringing five of our US patents. Due to the inherent uncertainties of litigation and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending or any future legal proceedings will continue to be costly, given the significant resources available to our current adverse parties, and that future legal proceedings will result in additional legal expenses, resulting in the decrease of cash available for other parts of our business, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part II, Item 1, “Legal Proceedings”.
A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
Two customers accounted for 21% and 12% of our total revenues, respectively, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016 where three customers accounted for 21%, 20% and 16% of our total revenues. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, and on August 3, 2017, we filed a patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part II, Item 1, Legal Proceedings. Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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

•
our pending litigation against Apple and AT&T Mobility, Samsung, and Motorola, may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.

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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Apple and AT&T Mobility, Samsung, and Motorola, for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
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
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. From time to time, we enter into license agreements with our licensees pursuant to which we agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited. In the event that it is determined that we are obligated to indemnify Samsung for such withholding taxes imposed by the Korean tax authorities, we would incur significant expenses in complying with indemnification on litigations. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the restructuring.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 67% of our revenue for six months ended June 30, 2017. International operations are subject to a number of difficulties, risks, and special costs, including:

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
We had an accumulated deficit of $154 million as of June 30, 2017 and may not return to profitability in the future.
As of June 30, 2017, we had an accumulated deficit of $154 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

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

A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Finally, as some of our litigated patents have expired related to video game peripherals, our gaming royalty revenues will likely decline until we are successful in proving the relevance of our IP.
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the six months ended June 30, 2017 and 2016, 97% and 98%, of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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

We may elect to or need to raise additional capital in order to ensure a sufficient supply of cash for such events or future periods. Our plans to raise additional capital may include entering into new license agreements that require up-front license payments or debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.
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
Date: August 4, 2017

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