Form 10-Q
period 2017-09-30
IMMERSION CORP
filed 2017-11-03
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 27, 2017: 29,251,243.

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

SIGNATURES		46

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,263	$56,865
Short-term investments	28,860	32,907
Accounts and other receivables (net of allowances for doubtful accounts of $0)	6,478	1,382
Prepaid expenses and other current assets	978	2,876
Total current assets	55,579	94,030
Property and equipment, net	3,405	4,016
Deferred income tax assets	437	359
Prepaid income taxes	—	4,997
Intangibles and other assets, net	351	365
Total assets	$59,772	$103,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,835	$5,951
Accrued compensation	1,916	4,753
Other current liabilities	4,015	4,409
Deferred revenue	4,885	5,909
Total current liabilities	15,651	21,022
Long-term deferred revenue	23,335	26,393
Other long-term liabilities	937	1,012
Total liabilities	39,923	48,427
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 35,921,267 and 35,555,562 shares issued, respectively; 29,234,577 and 28,917,559 shares outstanding, respectively	225,942	221,098
Accumulated other comprehensive income	101	115
Accumulated deficit	(159,322)	(119,329)
Treasury stock at cost: 6,686,690 and 6,638,003 shares, respectively	(46,872)	(46,544)
Total stockholders’ equity	19,849	55,340
Total liabilities and stockholders’ equity	$59,772	$103,767
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Royalty and license	$11,636	$26,049	$27,427	$47,112
Development, services, and other	227	257	690	681
Total revenues	11,863	26,306	28,117	47,793
Costs and expenses:
Cost of revenues	61	52	158	139
Sales and marketing	3,376	3,535	10,142	10,735
Research and development	3,116	2,951	9,138	10,229
General and administrative	10,753	9,654	41,885	30,745
Total costs and expenses	17,306	16,192	61,323	51,848
Operating income (loss)	(5,443)	10,114	(33,206)	(4,055)
Interest and other income	200	664	504	909
Income (loss) from continuing operations before benefit (provision) for income taxes	(5,243)	10,778	(32,702)	(3,146)
Benefit (provision) for income taxes	(44)	(3,760)	(295)	1,264
Income (loss) from continuing operations	(5,287)	7,018	(32,997)	(1,882)
Income from discontinued operations, net of tax	—	—	—	649
Net income (loss)	$(5,287)	$7,018	$(32,997)	$(1,233)
Basic net income (loss) per share:
Continuing operations	(0.18)	0.24	(1.13)	(0.07)
Discontinued operations	—	—	—	0.02
Total	$(0.18)	$0.24	$(1.13)	$(0.05)
Shares used in calculating basic net income (loss) per share	29,245	28,849	29,155	28,726
Diluted net income (loss) per share:
Continuing operations	(0.18)	0.24	(1.13)	(0.07)
Discontinued operations	—	—	—	0.02
Total	$(0.18)	$0.24	$(1.13)	$(0.05)
Shares used in calculating diluted net income (loss) per share	29,245	29,298	29,155	28,726
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	10	(23)	(14)	32
Total other comprehensive income (loss)	10	(23)	(14)	32
Total comprehensive income (loss)	$(5,277)	$6,995	$(33,011)	$(1,201)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(32,997)	$(1,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	709	677
Amortization of intangibles	—	6
Stock-based compensation	4,073	4,803
Deferred income taxes	(75)	(1,228)
Allowance for doubtful accounts	—	2
Loss on disposal of equipment	1	—
Income from discontinued operations	—	(649)
Changes in operating assets and liabilities:
Accounts and other receivables	(5,096)	(2,037)
Prepaid income taxes	—	493
Prepaid expenses and other current assets	(101)	(205)
Intangibles and other assets	(146)	(258)
Accounts payable	(1,116)	1,768
Accrued compensation and other current liabilities	(3,209)	(342)
Deferred revenue	(4,082)	25,899
Other long-term liabilities	(78)	(173)
Net cash provided by (used in) operating activities	(42,117)	27,523
Cash flows provided by investing activities:
Purchases of short-term investments	(23,807)	(25,360)
Proceeds from maturities of short-term investments	28,000	32,500
Purchases of property and equipment	(121)	(169)
Proceeds for discontinued operations	—	1,000
Net cash provided by investing activities	4,072	7,971
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	328	307
Exercise of stock options	443	1,889
Purchases of treasury stock	(328)	(729)
Net cash provided by financing activities	443	1,467
Net increase (decrease) in cash and cash equivalents	(37,602)	36,961
Cash and cash equivalents:
Beginning of period	56,865	25,013
End of period	$19,263	$61,974
Supplemental disclosure of cash flow information
Cash paid (received) for taxes	$128	$(427)
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$—	$5
Release of Restricted Stock Units and Awards under company stock plan	$2,524	$1,945
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. This ASU is effective for periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact of this standard on its condensed consolidated financial statements, but has not elected to early adopt the standard and would plan to implement the standard on January 1, 2019.
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
The Company has substantially completed its evaluation of the impact this ASU and related amendments and interpretations will have on its current revenue recognition model and condensed consolidated financial statements. The Company's revenue is primarily comprised of per-unit royalty revenue and fixed fee license revenue. Based on its evaluation, the Company expects a shift in the method and timing by which it recognizes per-unit royalty revenue. In accordance with current GAAP, the Company records this revenue when royalty reports are received from its customers (typically one quarter in arrears); however, under the new standard, the Company will be required to estimate the amount of this revenue in the quarter when the sales occur. As a result, there will be variances between the estimated per-unit royalty revenue and that based on the actual sales reported by its customers. The Company will adjust the estimate in the following quarter to reflect the actual sales reported by its customers.
The Company also expects changes in the way it accounts for fixed fee license revenue. In accordance with current GAAP, fixed fee license revenue has been historically recognized when earned, which generally results in recognition on a straight-line basis over the term of the license. The Company applied the new standard to its existing contracts with fixed license fee arrangements, and concluded that fixed fee license revenue would be recognized at a point in time when the Company satisfies its performance obligations, which typically occurs when the license is granted to the existing licensees. Consequently, the Company expects that deferred revenue will be substantially reduced upon adoption of the new standard as a result of the aforementioned conclusion on fixed-fee licenses. The Company is in the process of validating the quantitative impact of this change on its financial statements upon adoption.
The Company acknowledges that the conclusions are drawn from the specific facts and circumstances pertaining to its existing contracts. With the Company’s continuous evolution of technologies and its increasing ability to quantify the value of its innovations to licensees over the life of contract, the Company will need to assess the application of the ASU for each new contract entered after adoption, and determine the appropriate revenue recognition on a case-by-case, industry-by-industry basis.
The Company is currently preparing for the conversion and implementation of the new standard to account for revenue transactions. Remaining implementation matters include establishing new policies, procedures, and controls, finalizing appropriate presentation and disclosure changes, and quantifying any adoption date adjustments. The Company expects to complete these remaining implementation efforts by the end of 2017.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of September 30, 2017 and December 31, 2016.
Financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are classified based on the valuation technique in the table below:

	September 30, 2017
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$28,860	$—	$28,860
Money market accounts	6,114	—	—	6,114
Total assets at fair value	$6,114	$28,860	$—	$34,974
The above table excludes $13.1 million of cash held in banks.

	December 31, 2016
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,907	$—	$32,907
Money market accounts	32,031	—	—	32,031
Total assets at fair value	$32,031	$32,907	$—	$64,938
The above table excludes $24.8 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$28,881	$—	$(21)	$28,860
Total	$28,881	$—	$(21)	$28,860

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,914	$—	$(7)	$32,907
Total	$32,914	$—	$(7)	$32,907
The contractual maturities of the short-term investments (classified as available-for-sale securities) on September 30, 2017 and December 31, 2016 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

3.    ACCOUNTS AND OTHER RECEIVABLES

	September 30, 2017	December 31, 2016
	(In thousands)
Trade accounts receivable	$5,994	$1,084
Receivables from vendors and other	484	298
Accounts and other receivables	$6,478	$1,382

4.    PROPERTY AND EQUIPMENT

	September 30, 2017	December 31, 2016
	(In thousands)
Computer equipment and purchased software	$3,199	$3,489
Machinery and equipment	838	882
Furniture and fixtures	1,287	1,290
Leasehold improvements	3,962	3,917
Total	9,286	9,578
Less accumulated depreciation	(5,881)	(5,562)
Property and equipment, net	$3,405	$4,016

5.    INTANGIBLES AND OTHER ASSETS

	September 30, 2017	December 31, 2016
	(In thousands)
Purchased patents and other purchased intangible assets	$4,605	$4,605
Less: Accumulated amortization of purchased patents and other purchased intangibles	(4,605)	(4,605)
Purchased patents and other purchased intangible assets, net	—	—
Other assets	351	365
Intangibles and other assets, net	$351	$365
The Company amortizes its intangible assets related to purchased patents over their estimated useful lives, generally 10 years from the purchase date. The Company recorded no amortization of purchased patents during the three and nine months ended September 30, 2017 as the purchased patents were fully amortized in 2016. The Company recorded $1,000 and $6,000 in amortization of purchased patents during the three and nine months ended September 30, 2016, respectively.

6.    OTHER CURRENT LIABILITIES

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued legal	$2,611	$3,096
Accrued services	417	473
Income taxes payable	276	164
Other current liabilities	711	676
Total other current liabilities	$4,015	$4,409

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

September 30, 2017
Common stock shares available for grant	2,867,585
Standard and market condition stock options outstanding	3,815,784
Restricted stock awards outstanding	44,538
RSU's outstanding	627,454
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of September 30, 2017, 698,133 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2017 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2016 are 45,825. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months Ended September 30, 2017
Shares purchased under ESPP	48,750
Average price of shares purchased under ESPP	$6.74
Intrinsic value of shares purchased under ESPP	$136,000
Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Beginning outstanding balance	3,421,121
Granted	326,978
Exercised	(58,023)
Forfeited	(70,306)
Expired	(149,816)
Ending outstanding balance	3,469,954
Aggregate intrinsic value of options exercised	$134,000
Weighted average fair value of options granted	3.96

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at September 30, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2017
Options outstanding	3,469,954	$8.21	3.62	$3.4
Options vested and expected to vest using estimated forfeiture rates	3,314,281	8.18	3.52	3.3
Options exercisable	2,417,385	7.94	2.86	3.2
Summary of Market Condition Based Stock Options
The following table sets forth activity with respect to market condition based stock options granted under the Company’s stock option plans for the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Beginning outstanding balance	225,000
Granted	120,830
Exercised	—
Canceled	—
Ending outstanding balance	345,830
Aggregate intrinsic value of options exercised	$—
Information regarding these market condition based stock options outstanding at September 30, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2017
Options outstanding	345,830	$8.48	5.42	$—
Options vested and expected to vest using estimated forfeiture rates	324,033	8.47	5.38	—
Options exercisable	93,750	8.09	4.42	—
Summary of Restricted Stock Units
RSU activity for the nine months ended September 30, 2017 was as follows:

Nine Months Ended September 30, 2017
Beginning outstanding balance	427,192
Awarded	433,015
Released	(181,392)
Forfeited	(51,361)
Ending outstanding balance	627,454
Weighted average fair value on grant date of RSUs	$8.46
Total fair value of RSUs released	1,853,000
Information regarding RSUs outstanding at September 30, 2017 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2017
RSUs outstanding	627,454	1.40	$5.1
RSUs vested and expected to vest using estimated forfeiture rates	507,542	1.28	4.1
Summary of Restricted Stock Awards
Restricted stock award activity for the nine months ended September 30, 2017 was as follows:

Nine Months Ended September 30, 2017
Beginning outstanding balance	77,540
Awarded	44,538
Released	(77,540)
Forfeited	—
Ending outstanding balance	44,538
Weighted average grant date fair value of restricted stock awarded	$8.65
Total fair value of restricted stock awards released	671,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Standard Stock Options
Expected life (in years)	4.6	4.5	4.5	4.5
Volatility	53%	55%	53%	55%
Interest rate	1.7%	0.8%	1.7%	1.1%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Market Condition Based Stock Options
Expected life (in years)	N/A	N/A	7.0	7.0
Volatility	N/A	N/A	55%	59%
Interest rate	N/A	N/A	2.0%	1.6%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	46%	53%	48%	53%
Interest rate	1.1%	0.4%	0.9%	0.4%
Dividend yield	N/A	N/A	N/A	N/A
Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Statement of Operations Classifications
Sales and marketing	$317	$335	$808	$895
Research and development	231	257	780	1,041
General and administrative	790	622	2,485	2,867
Total	$1,338	$1,214	$4,073	$4,803

As of September 30, 2017, there was $7.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.27 years for standard options, 2.33 years for market condition based options, 2.37 years for RSUs, and 0.67 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8.    STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Nine Months Ended September 30, 2017
	Unrealized Gains and Losses on Short-term Investments	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(7)	$122	$115
Other comprehensive income before reclassifications	(14)	—	(14)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(14)	—	(14)
Ending Balance	$(21)	$122	$101
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
During the three months and nine months ended September 30, 2017, the Company repurchased 48,687 shares for $328,000 at an average cost of $6.73 per share, net of transaction costs through open market repurchases. During the three months and nine months ended September 30, 2016, the Company repurchased 105,750 shares for $729,000 at an average cost of $6.90 per share, net of transaction costs through open market repurchases. These amounts repurchased are classified as treasury stock on the Company’s condensed consolidated balance sheet. As of September 30, 2017, the Stock Repurchase Program remains available with approximately $33.4 million that may yet be purchased under the program.

9.    DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded gains on the sale of discontinued operations of $187,000 at the time of the sales. Total consideration initially negotiated for the sales was $2.7 million which comprised $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that they would recognize income from the notes receivable as proceeds were received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. In the second fiscal quarter of 2016, a final settlement payment of $1.0 million was received relative to these sales resulting in $649,000 of income from discontinued operations, net of tax of $351,000. There were no discontinued operations for the three and nine months ended September 30, 2017.

10.    INCOME TAXES
Income tax provisions consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) from continuing operations before benefit (provision) for income taxes	$(5,243)	$10,778	$(32,702)	$(3,146)
Benefit (provision) for income taxes	(44)	(3,760)	(295)	1,264
Effective tax rate	(0.8)%	34.9%	(0.9)%	40.2%
The provision for income tax for the three and nine months ended September 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense. The Company continues to carry a full valuation allowance on its federal deferred tax assets.  As a result, no benefit for U.S. sourced losses was included in the calculation of the effective tax rate, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three months and the benefit for income tax for the nine months ended September 30, 2016 resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. It also includes non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of the Company's foreign subsidiaries as part of the Company's reorganization of its international operations during the second half of 2015. Discrete items recognized for the nine months ended September 30, 2016 include a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
In October 2016, the FASB issued ASU 2016-16 “Income Taxes: Topic 740, Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) which simplifies certain aspects of the income tax accounting for Intra-Entity Transfers of Assets. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. ASU 2016-16 allows a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The standard will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted only in the first interim period of 2017. The Company elected to early adopt ASU 2016-16 at the beginning of the first quarter of

2017 for the benefit of simplifying its accounting for intra-entity asset transfers. As required by the FASB in adopting the new standard, the company applied the ASU on a modified retrospective basis which resulted in a cumulative-effect adjustment to the accumulated deficit as of January 1, 2017 for the recognition of the income tax consequences of intra-entity transfers that occurred prior to January 1, 2017. As such, previously issued balance sheets have not been retrospectively adjusted. The adoption resulted in the decrease of $7.0 million in the Company’s short-term and long-term prepaid income taxes and a corresponding increase to the accumulated deficit on the Company’s condensed consolidated balance sheet as of January 1, 2017.
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

As of September 30, 2017, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $6.3 million and applicable interest of $8,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $97,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of September 30, 2017, the Company had net deferred income tax assets of $437,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $36,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $42.3 million against certain of its deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

11.    NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for both continuing and discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(5,287)	$7,018	$(32,997)	$(1,882)
Income from discontinued operations, net of tax	—	—	—	649
Net income (loss)	$(5,287)	$7,018	$(32,997)	$(1,233)
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	29,245	28,849	29,155	28,726
Dilutive potential common shares:
Stock options, ESPP, restricted Stock and RSUs	—	449	—	—
Shares used in computation of diluted net income (loss) per share	29,245	29,298	29,155	28,726
Basic net income (loss) per share:
Continuing operations	(0.18)	0.24	(1.13)	(0.07)
Discontinued operations	—	—	—	0.02
Total	$(0.18)	$0.24	$(1.13)	$(0.05)
Diluted net income (loss) per share:
Continuing operations	$(0.18)	$0.24	$(1.13)	$(0.07)
Discontinued operations	$—	—	—	$0.02
Total	$(0.18)	$0.24	$(1.13)	$(0.05)
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.

For the three months ended September 30, 2016, standard stock options to purchase approximately 2.7 million shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $7.41 per share, were not included in the calculation because the effect would have been anti-dilutive.
As of September 30, 2017 and 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended September 30, 2017 and nine months ended September 30, 2017 and 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,
	2017	2016
Standard and market condition stock options outstanding	3,815,784	3,661,163
Restricted stock awards outstanding	44,538	77,540
RSUs outstanding	627,454	527,410
ESPP	10,152	11,441

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
On April 28, 2017, Immersion Corporation and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that Immersion reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that Immersion reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that Immersion pay Samsung the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. Immersion believes that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. Immersion intends to vigorously defend against these claims and as a result, Immersion has concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, Immersion could be required to make a payment to Samsung even though it would later be reimbursed should Immersion prevail in the appeal.
On October 16, 2017, Immersion received a letter from LG Electronics Inc. (“LGE”) requesting that Immersion reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On or before November 6, 2017, Immersion will file an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. Immersion believes that there are valid defenses to the claims raised by the Korean tax authorities and that LG’s claims are without merit.  The Company intends to vigorously defend itself against these claims and as a result, has concluded that the likelihood of a material charge resulting from the claim from LG to be remote.

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
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools, and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses of our patented technology to our customers. Our licenses allow our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,600 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes during the nine months ended September 30, 2017 to the items we disclosed as our critical accounting policies and estimates in our Management Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
Overview
Total revenue decreased by $14.4 million, or 55%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in total revenue was primarily caused by a one-time fee of $19.0 million from Samsung recognized as license revenue during the quarter ended September 30, 2016, partially offset by increased license fees from our new and existing licensees that we recognized during the quarter ended September 30, 2017.
Total revenue decreased by $19.7 million, or 41%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in total revenue was primarily related to the one-time fee of $19.0 million from Samsung recognized as license revenue during the nine months ended September 30, 2016.
Net loss was $5.3 million for the three months ended September 30, 2017 compared to a net income of $7.0 million for the three months ended September 30, 2016. The $12.3 million change primarily resulted from decreased total revenue of $14.4 million and increased operating expenses of $1.1 million, partially offset by a decrease of $3.7 million in income tax provision.
Net loss was $33.0 million for the nine months ended September 30, 2017 compared to a net loss of $1.2 million for the nine months ended September 30, 2016. The $31.8 million increase in net loss primarily resulted from a decrease of $19.7 million in total revenue, an increase of $9.5 million in operating expenses mainly driven by higher legal expenses from our continuing efforts to protect and preserve our IP including litigation against Apple and AT&T Mobility, a change of $1.6 million from $1.3 million income tax benefit for the nine months ended September 30, 2016 to $295,000 income tax provision for the nine months ended September 30, 2017, and a decrease of $649,000 in income from discontinued operations related to a transaction recognized during the first nine months of 2016 that did not recur in 2017.

	September 30,		Change	% Change
REVENUES	2017	2016
	(In thousands)
Three months ended:
Royalty and license	$11,636	$26,049	$(14,413)	(55)%
Development, services, and other	227	257	(30)	(12)%
Total Revenues	$11,863	$26,306	$(14,443)	(55)%
Nine months ended:
Royalty and license	$27,427	$47,112	$(19,685)	(42)%
Development, services, and other	690	681	9	1%
Total Revenues	$28,117	$47,793	$(19,676)	(41)%

Total Revenues - Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Royalty and license revenue — Royalty and license revenue is composed of variable royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended September 30, 2017 was $11.6 million, a decrease of $14.4 million, or 55%, compared to $26.0 million for the three months ended September 30, 2016.
Variable royalty revenue decreased by $521,000, or 10%, from $5.3 million for the three months ended September 30, 2016 to $4.7 million for the three months ended September 30, 2017. The decrease was primarily caused by expired contracts with certain mobility OEMs partially offset by increased volume from our gaming customers.
Fixed payment license revenue decreased by $13.9 million, or 67%, from $20.8 million for the three months ended September 30, 2016 to $6.9 million for the three months ended September 30, 2017. The decrease was mainly derived from decreased mobility license revenue, which was primarily caused by a one-time fee of $19.0 million from Samsung recognized as license revenue during the quarter ended September 30, 2016, partially offset by increased license fees from our new and existing mobility OEM customers that we recognized during the quarter ended September 30, 2017. License fees from gaming customers decreased to a lesser extent due to expired contracts with certain gaming customers, partially offset by license revenue recognized from new gaming customers.

Royalty and license revenue from mobility customers decreased by 64% primarily due to a one-time fee of $19.0 million from Samsung recognized for the quarter ended September 30, 2016 and decreased royalties from our mobility OEM customers, partially offset by increased license fees from our new and existing mobility OEM customers that we recognized during the quarter ended September 30, 2017. We anticipate that our mobility business will continue to be a primary revenue stream, but it will fluctuate as a result of the outcomes of various ongoing litigations and may in the future institute to enforce our IP rights, the timing of introducing new products with our technology into the market, and the recognition by mobile OEMs of the relevance of our IP. See Part II, Item 1. Legal Proceedings.
Royalty and license revenue from gaming customers decreased by 15% due to decreased license fees, partially offset by increased royalty revenue from our gaming customers. Revenue from gaming customers can fluctuate based upon the shift of consumer preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue from automotive customers was flat for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Royalty and license revenue from medical customers decreased by 27%, primarily due to decreased license fees from certain medical license contracts that expired.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. We typically experience seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. We anticipate that our gaming royalty and license revenue will continue to decline until we are successful in proving the relevance of our IP. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our overall business focus. For a discussion of the impact of the adoption of the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers: Topic 606”, see the section entitled “Recent Accounting Pronouncements”, within Part I Item 1, Note 1. “Significant Accounting Policies.
Geographically, revenues generated in North America, Europe, and Asia for the three months ended September 30, 2017 represented 9%, 12%, and 79%, respectively, of our total revenue as compared to 12%, 4%, and 84%, respectively, for the three months ended September 30, 2016. Revenue attributable to North America as a percentage of total revenue decreased due primarily to reduced royalty and license revenue from gaming, medical, and mobility customers. Revenue attributable to Europe as a percentage of total revenue increased primarily due to higher royalty revenue from medical and gaming customers. Revenue attributable to Asia as a percentage of total revenue decreased primarily due to lower license revenue from mobility customers, partially offset by increased license revenue from gaming.
Total Revenues - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Royalty and license revenue — Royalty and license revenue for the nine months ended September 30, 2017 was $27.4 million, a decrease of $19.7 million, or 42%, compared to $47.1 million for the nine months ended September 30, 2016.
Variable royalty revenue decreased by $3.2 million, or 16%, from $19.5 million for the nine months ended September 30, 2016 to $16.3 million for the nine months ended September 30, 2017. The decrease was primarily caused by lower volume reported by our mobility OEMs and gaming customers.
Fixed payment license revenue decreased by $16.5 million, or 60%, from $27.7 million for the nine months ended September 30, 2016 to $11.2 million for the nine months ended September 30, 2017. The decrease was primarily due to a one-time fee of $19.0 million from Samsung recognized as license revenue during the 3rd quarter of 2016 and a non-recurring medical license fee of $3.0 million recognized during the first quarter of 2016. These decreases were partially offset by increased license fees from our new and existing mobility OEM customers and increased license fees from our automotive customers recognized during the nine months ended September 30, 2017.
Royalty and license revenue from mobility customers decreased by 52%, primarily due to a one-time license fee of $19.0 million from Samsung and decreased royalties from our mobility OEM customers, partially offset by increased license fees from our new and existing mobility OEM customers that we recognized in the current year.
Royalty and license revenue from gaming customers decreased by 17%, primarily due to the absence of revenue from Sony, partially offset by license revenue recognized from new gaming customers.

Royalty and license revenue from automotive customers increased by 25%, primarily attributable to increased license fees from new customers along with increased royalties as higher volume of royalty bearing automotive components was incorporated in the products sold by our licensees.
Royalty and license revenue from medical customers decreased by 68%, primarily due to a non-recurring license fee of $3.0 million from a medical customer recognized during the nine months ended September 30, 2016, combined with other decreased license fees and royalties from medical customers.
Geographically, revenues generated in North America, Europe, and Asia for the nine months ended September 30, 2017 represented 23%, 13%, and 64%, respectively, of our total revenue as compared to 30%, 6%, and 64%, respectively, for the nine months ended September 30, 2016. Revenue attributable to North America as a percentage of total revenue decreased largely due to the aforementioned non-recurring license fee of $3.0 million from a medical customer that we recognized during the first quarter of 2016, along with decreased royalty and license revenue from gaming. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased royalty revenue from automotive, medical and gaming. Revenue attributable to Asia as a percentage of total revenue remained the same for both periods.

	September 30,		Change	% Change
OPERATING EXPENSES	2017	2016
	(Dollars in thousands)
Three months ended:
Sales and marketing	$3,376	$3,535	$(159)	(4)%
% of total revenue	28%	13%	15%
Research and development	$3,116	$2,951	$165	6%
% of total revenue	26%	11%	15%
General and administrative	$10,753	$9,654	$1,099	11%
% of total revenue	91%	37%	54%

Nine months ended:
Sales and marketing	$10,142	$10,735	$(593)	(6)%
% of total revenue	36%	22%	14%
Research and development	$9,138	$10,229	$(1,091)	(11)%
% of total revenue	32%	21%	11%
General and administrative	$41,885	$30,745	$11,140	36%
% of total revenue	149%	64%	85%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses decreased $159,000, or 4%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to decreases of $101,000 in consulting services and $87,000 in compensation, benefits, and other related costs. Sales and marketing expenses decreased $593,000, or 6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to decreases of $485,000 in compensation, benefits, and other related costs and $369,000 in consulting services, partially offset by an increase of $182,000 in travel costs. We believe that continued investment in sales and marketing is critical to our future success, and we expect to continue making targeted investments to expand market acceptance for our touch technologies and focus on content and media business.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses increased $165,000, or 6%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to an increase of $280,000 in consulting services reflecting redirected development efforts, partially offset by a decrease of $94,000 in compensation, benefits, and other related costs. Research and development expenses decreased $1.1 million, or 11%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily driven by a decrease of $1.6 million in compensation, benefits, and other related costs mainly due to rebalancing efforts during the first quarter in 2016 and headcount decrease in 2017, partially offset by an increase of $538,000 in consulting services. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth including our content and media business.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. General and administrative expenses increased $1.1 million, or 11%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to increases of $451,000 in legal expenses, $254,000 in in compensation, benefits, and other related costs, and $214,000 in professional and consulting services. General and administrative expenses increased $11.1 million, or 36%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to an increase of $10.8 million in legal expenses partially offset by a decrease of $302,000 in compensation, benefits, and other related costs. The increased legal expenses were primarily due to increases of $11.2 million in litigation expense relating to ongoing proceedings including the current litigation against Apple and AT&T Mobility, $656,000 in patent-related legal, filing, and maintenance costs, and $484,000 in general legal expenditures. These increased legal expenses were partially offset by a decrease of $1.6 million in licensing-related legal expenses. Our general and administrative expenses will continue to be significant as we continue to file, maintain, license, and enforce our IP and contractual rights, including in the current litigation against Apple and AT&T Mobility, manage our business and strategic opportunities, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

	September 30,		Change	% Change
BENEFIT (PROVISION) FOR TAXES	2017	2016
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(44)	$(3,760)	$3,716	(99)%
Loss from continuing operations before provision for income taxes	(5,243)	10,778
Effective tax rate	(0.8)%	34.9%

Nine months ended:
Benefit (provision) for income taxes	$(295)	$1,264	$(1,559)	(123)%
Loss from continuing operations before benefit (provision) for income taxes	(32,702)	(3,146)
Effective tax rate	(0.9)%	40.2%
Benefit (provision) for Income Taxes — The provision for income tax for the three and nine months ended September 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense. The benefit (provision) for income tax for the three and nine months ended September 30, 2016 resulted primarily from our federal and foreign tax recognized at statutory rates, adjusted for the tax impact of nondeductible permanent items including stock-based compensation and foreign withholding taxes. The 2016 benefit also included non-cash tax expense on intercompany profit that resulted from the sale of certain IP rights to one of our foreign subsidiaries as part of our reorganization of our international operations during the second half of 2015. Discrete items recognized for the nine months ended September 30, 2016 also included a tax refund related to the settlement with a taxing authority and the release of certain reserves and related accrued interest.
The year-over-year change in benefit (provision) for income taxes resulted primarily from the change in the loss before income tax benefit (provision), the full valuation allowance on estimated federal and state taxes in the fourth quarter of 2016, the effect of the above described reorganization, including the adoption of ASU 2016-16, and the effect of discrete items described above.
In 2017, we expect a limited cash income tax impact due to the valuation allowance described above. Based upon activity during the nine months ended September 30, 2017, we continue to maintain a valuation allowance of $32.9 million against U.S. federal deferred tax assets and a valuation allowance of $9.4 million against our state and certain other foreign deferred tax assets, as there was not sufficient evidence to support the release of such valuation allowances as of September 30, 2017. The establishment of a valuation allowance has no effect on our ability to use the deferred tax assets in the future to reduce cash tax payments when taxable income is reported. As required by U.S. GAAP, we will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect our financial position and results of operations.
We also maintain liabilities for uncertain tax positions. As of September 30, 2017, we had unrecognized tax benefits under ASC 740 "Income Taxes" of approximately $6.3 million and applicable interest of $8,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

DISCONTINUED OPERATIONS

Discontinued Operations - Income from discontinued operations, net of taxes, of $649,000 in the nine months ended September 30, 2016 is related to a final payment received from the sales of the 3D product line that occurred in 2009. There was no income from discontinued operations in the nine months ended September 30, 2017.
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
On September 30, 2017, our cash, cash equivalents, and short-term investments totaled $48.1 million, a decrease of $41.7 million from $89.8 million on December 31, 2016.
Cash provided by (used in) operating activities
Net cash used in operating activities was $42.1 million during the nine months ended September 30, 2017 compared to $27.5 million cash provided by operating activities during the nine months ended September 30, 2016. The $69.6 million change was primarily due to $31.8 million increase in net loss, $30.0 million decrease in the year-over-year change in deferred revenue and customer advances, and $9.2 million increase in working capital. These changes were partially offset by $1.2 million decrease in the year-over-year change in deferred income taxes which reflects the full valuation allowance established in December 2016 against our deferred tax assets. Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. The $9.2 million increase in working capital was mainly due to an increase of $3.1 million in the year-over-year change in accounts receivables, and decreases of $3.0 million and $2.9 million in the year-over-year change in accrued compensation and other current liabilities and accounts payable, respectively.
Cash provided by investing activities
Net cash provided by investing activities during the nine months ended September 30, 2017 was $4.1 million, a decrease of $3.9 million compared to $8.0 million cash provided by investing activities during the nine months ended September 30, 2016. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $28.0 million, partially offset by purchases of short-term investments of $23.8 million and purchases of property, plant, and equipment of $121,000.
Cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2017 was $443,000, a decrease of $1.0 million compared to $1.5 million cash provided by financing activities during the nine months ended September 30, 2016. Net cash provided by financing activities during the current period consisted of exercises of stock options of $443,000 and the issuance of common stock under our ESPP of $328,000, partially offset by a repurchase of common stock of $328,000 during the current period.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $48.1 million on September 30, 2017, 23% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued significant use of cash. At September 30, 2017, there was $33.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2017 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016. Our principal commitments as of September 30, 2017 consisted of obligations under operating leases. There have been no material changes in those obligations during the nine months ended September 30, 2017.
As of September 30, 2017, we had a liability for unrecognized tax benefits totaling $6.3 million including interest of $8,000, of which approximately $97,000 could be payable in cash.
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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $35.0 million as of September 30, 2017, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $121,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2017.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of September 30, 2017, our management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
The due date for the Chief ALJ’s initial determination was scheduled for August 11, 2017. On July 13, 2017, the Chief ALJ entered an order extending the due date for the Chief ALJ's initial determination from August 11, 2017 to November 13, 2017 and extending the target date for the completion of the investigation from December 11, 2017 to March 12, 2018. On October 30, 2017, the Chief ALJ issued an order extending the final initial determination date to no later than the close of business on January 31, 2018 and the final determination date to no later than May 31, 2018.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '051 patent. The petition bears Case No. IPR2016-01371. The petition challenges the patentability of certain claims of the '051 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner's Preliminary Response responding to the petition's challenges to patentability of claims of the '051 patent. On January 11, 2017, the Patent Trial and Appeal Board ("PTAB" or "Board") issued a decision denying the Petition and declining to institute the IPR on February 10, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’051 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00887. We filed our Patent Owner's Preliminary Response in this IPR on May 30, 2017. On August 25, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner's Preliminary Response responding to the petition's challenges to patentability of claims of the '571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board has set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner's Response on August 4, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple's expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. The matter is now submitted to the PTAB and pending decision. The PTAB's decision is due by January 11, 2018, within one year of the institution of the IPR. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896. We filed our Patent Owner's Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. On October 12, 2016, we filed a Patent Owner's Preliminary Response responding to the petition's challenges to patentability of claims of the '356 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board has set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner's Response to the IPR. Apple filed its Reply to the Patent Owner's Response on July 28, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple's expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. The matter is now submitted to the PTAB and pending decision. The PTAB's decision is due by January 11, 2018, within one year of the institution of the IPR. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. This IPR bears Case No. 2017-00897. We filed our Patent Owner's Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.

On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '710 patent. The petition bears Case No. IPR2016-01603. The petition challenges the patentability of certain claims of the '710 patent in light of alleged prior art references. On November 28, 2016, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On June 28, 2017, we submitted our Patent Owner's Response in the IPR. Apple filed its Reply to the Patent Owner's Response on August 24, 2017. On October 16, 2017, we submitted a Motion for Observation regarding testimony of Apple's expert on cross-examination at deposition. The Oral Hearing in this IPR is currently scheduled for November 16, 2017. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘710 patent in light of alleged prior art references. This IPR bears Case No. 2017-01368. We filed our Patent Owner's Preliminary Response on August 24, 2017. The PTAB's decision on whether to institute this second IPR is due within ninety days of the filing of this preliminary response.
On September 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '507 patent. The petition bears Case No. IPR2016-01777. The petition challenges the patentability of certain claims of the '507 patent in light of alleged prior art references. On December 27, 2016, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’507 patent. On March 23, 2017, the Board issued its decision denying the Petition and declining to institute the IPR. On May 9, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’507 patent in light of alleged prior art references. This IPR bears Case No. 2017-01310. We filed our Patent Owner's Preliminary Response on August 9, 2017. On November 2, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '260 patent. The petition bears Case No. IPR2016-01884. The petition challenges the patentability of certain claims of the '260 patent in light of alleged prior art references. On January 4, 2017, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’260 patent. In response to a request of the Petitioner, the Board also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On July 3, 2017, we submitted our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner's Response on October 10, 2017. The Oral Hearing is presently scheduled for January 10, 2018. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘260 patent in light of alleged prior art references. This IPR bears Case No. 2017-01369. We filed our Patent Owner's Preliminary Response on August 24, 2017. The PTAB's decision on whether to institute this second IPR is due within ninety days of the filing of this preliminary response.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '488 patent. The petition bears Case No. IPR2016-01907. The petition challenges the patentability of certain claims of the '488 patent in light of alleged prior art references. On January 5, 2017, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’488 patent. In response to a request of the Petitioner, the Board authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On July 3, 2017, we filed our Patent Owner's Response in the IPR. Apple filed its Reply to the Patent Owner's Response on October 10, 2017. The Oral Hearing is presently scheduled for January 10, 2018. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘488 patent in light of alleged prior art references. This IPR bears Case No. 2017-01371. We filed our Patent Owner's Preliminary Response on August 24, 2017. The PTAB's decision on whether to institute this second IPR is due within ninety days of the filing of this preliminary response.
On October 26, 2017, we filed a patent infringement lawsuit in the Beijing High People’s Court against Apple Computer Trading (Shanghai) Co., Ltd., Apple Electronic Product Commerce (Beijing) Co., Ltd., and Apple Trading (Shanghai) Co., Ltd. alleging that the iPhone 6s, iPhone 6s Plus, iPhone 7, iPhone 7 Plus, iPhone 8 and iPhone 8 Plus infringe our Chinese patents ZL02821854.X and ZL200810008845.X. We are seeking a permanent injunction preventing the importation, sale and offering for sale of the iPhone products noted above in China as well as damages.
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

Immersion Corporation v. Fitbit, Inc., Case No. 5:17-cv-03886-LHK (N.D. Cal.)

On July 10, 2017, we filed a patent infringement lawsuit against Fitbit in the U.S. District Court for the Northern District of California alleging that Fitbit has infringed three of our U.S. Patents. The three patents at issue are U.S. Patent No. 8,351,299, which covers “Apparatus and Method for Providing Condition-Based Vibrotactile Feedback”; No. 8,059,105, entitled “Haptic Feedback for Touchpads and Other Touch Controls”; and No. 8,638,301, for “Systems and Methods for Transmitting Haptic Messages.” Generally, these U.S. patents cover “touch-feedback” - or haptic feedback - devices, systems and methods. Fitbit devices alleged to infringe include the Fitbit Flex, Fitbit Flex 2, Fitbit Alta, Fitbit Alta HR, Fitbit Charge, Fitbit Charge 2, Fitbit Charge HR, Fitbit Blaze and Fitbit Surge. We served Fitbit with the Complaint, among other papers, on July 11, 2017. On October 4, 2017, in lieu of answering, Fitbit filed a Motion to Dismiss pursuant to 12(b)(6) based on 35 USC § 101. The hearing on Fitbit’s Motion to Dismiss is set for February 15, 2018. The parties attended an Initial Case Management Conference on October 18, 2017. The claim construction hearing has been scheduled for May 10, 2018, and the trial date has been scheduled for May 6, 2019. On November 1, 2017, we filed our response to Fitbit’s motion to dismiss.

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
Samsung filed a response to the Complaint on October 24, 2017.

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
U.S. Patent No 7,969,288: "Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device"
U.S. Patent No 9,323,332: “Force Feedback System Including Multi-Tasking Graphical Host Environment”
U.S. Patent No 7,982,720: "Haptic Feedback for Touchpads and Other Touch Controls"
U.S. Patent No 8,031,181: "Haptic Feedback for Touchpads and Other Touch Controls"

On September 25, 2017, Motorola filed its Answer to the Complaint. The Court has set a Scheduling Conference for November 17, 2017.
Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We believe that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. We intend to vigorously defend against these claims and as a result, we have concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, we could be required to make a payment to Samsung even though it would later be reimbursed should we prevail in the appeal.

We cannot predict the ultimate outcome of the above-mentioned actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Contingencies, Note 12 to the Condensed Consolidated Financial Statements.

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
Three customers accounted for 20%, 17% and 10% of our total revenues, respectively, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 where Samsung Electronics and two other customers accounted for 40%, 13% and 12% of our total revenues. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, and on August 3, 2017, we filed a patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part II, Item 1, Legal Proceedings. Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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

•
our pending litigation against Apple and AT&T Mobility, Samsung, Motorola, and Fitbit may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.

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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Apple and AT&T Mobility, Samsung, Motorola, and Fitbit for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
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
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. From time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited. On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung is requesting that we pay them the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017 plus the cost of the arbitration including legal fees. In addition, on October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. On or before November 6, 2017, Immersion will file an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. In the event that it is determined that we are obligated to indemnify Samsung and/or LGE for such withholding taxes imposed by the Korean tax authorities, we would incur significant expenses. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the restructuring.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 77% of our revenue for nine months ended September 30, 2017. International operations are subject to a number of difficulties, risks, and special costs, including:

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
We had an accumulated deficit of $159 million as of September 30, 2017 and may not return to profitability in the future.
As of September 30, 2017, we had an accumulated deficit of $159 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:

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
A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the gaming industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Although Immersion has a significant software and IP position with respect to Virtual Reality peripherals and systems, the market may not become large enough to generate material revenues. Finally, as some of our litigated patents have expired related to video game peripherals, our gaming royalty revenues will likely decline until we are successful in proving the relevance of our IP for this market.
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the nine months ended September 30, 2017 and 2016, 98% and 99%, of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
For example, in May 2014, the FASB issued ASU 2014-09 that, once adopted by us on January 1, 2018, are expected to significantly impact the timing we recognize revenue for new and existing contracts with licensees. Under the new standard, we expect to recognize up to a substantial majority of license fees under a fixed-fee license agreement paid upfront upon entry into the agreement, as opposed to recognizing the license fees ratably over the term of the agreement, which has been the historical practice applied by many licensing companies, including Immersion.  For Immersion, this will impact the revenue recognition of potentially all of our existing fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license. In addition, our current practice, which is shared by many licensing companies, of reporting revenues from per-unit based royalty agreements one quarter in arrears, will no longer be accepted under the new revenue standard. Instead we will be expected to estimate unit-based royalty revenues each quarter in order to report such revenue in the period in which the underlying sales occurred, which will require adjustments to be recorded in the next reporting period to true up royalty revenue based on the actual amounts reported by our licensees. Such changes to our reporting practices are expected to significantly affect our reported financial condition and/or results of operations, potentially causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

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

We may elect to or need to raise additional capital in order to ensure a sufficient supply of cash to fund our operations, make investments, or engage in acquisitions. Our plans to raise additional capital may include entering into new license agreements that require up-front license payments or debt or equity financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Additional financing may require us to issue additional shares of our common or preferred stock such that our existing stockholders may experience substantial dilution.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Below is a summary of stock repurchases for the quarter ended September 30, 2017. See Note 8 of our condensed consolidated financial statements for information regarding our stock repurchase program.

Program/Period (1)	Shares Repurchased (2)	Average Price Per Share	Approximate Dollar Value that May Yet Be Purchased Under the Program
Beginning approximate dollar value available to be
repurchased as of June 30, 2017			$33,711,000
July 1 -- July 31, 2017	—	$—
August 1 -- August 31, 2017	48,687	6.73
September 1 -- September 30, 2017	—	—
July 1 -- September 30, 2017	48,687		328,000
Ending approximate dollar value available to be
repurchased as of September 30, 2017			$33,383,000

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
Date: November 3, 2017

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