Form 10-K
period 2017-12-31
IMMERSION CORP
filed 2018-02-27
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

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
Preferred Stock Purchase Rights
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $141,739,100 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 20, 2018 is 29,462,117.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2018 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION
2017 FORM 10-K ANNUAL REPORT

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

PART I
Item 1.   Business
Overview
Immersion Corporation (“Immersion”) is a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We are the torchbearers of haptics and our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and industry partners to bring these tactile experiences to consumers. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized for end users. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, and wearables. In recent years, we have seen a trend towards broad market adoption of haptic technology, and estimate our technology is now in more than 3 billion devices worldwide. As other companies follow our leadership in recognizing how important tactile feedback can be in people's digital lives, we expect the opportunity to license our intellectual property (“IP”) will continue to expand.
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. In 2017, we and our wholly-owned subsidiaries increased our issued or pending patents by 400 to more than 2,800 patents worldwide as of December 31, 2017. Our patents cover a wide range of digital technologies and include many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with Basic Haptic mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
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
Expand Markets and Applications: Work closely with component suppliers, chip vendors, systems integrators, content enablers and other partners to broaden the use of haptics within our current core markets and to expand it into emerging markets, such as wearables and virtual and augmented reality.
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
We derive the majority of our revenue from the licensing of our software and patents. Parties licensed to our IP regard that act as an investment-one which is devalued when unlicensed parties use our IP. Litigation against unlicensed third parties as a strategy is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our technology solutions or intellectual property without fairly remunerating us, litigation is the proper public step to protect our intellectual property and assets, as well as inform existing licensees that we are protecting their investment.
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
Patent Licenses
Through more than twenty years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and devote substantial resources to ensure that our IP coverage of the haptic landscape is as comprehensive as possible. Our growing portfolio now includes more than 2,800 worldwide issued or pending patents, which support our TouchSense offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques, to name a few.
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
Our licensees currently include some of the top makers of mobile devices in the world, including LG Electronics, Lenovo, Fujitsu, HTC, Panasonic, Meizu, and Onkyo, as well as integrated circuit manufacturers such as Texas Instruments.

For the years ended December 31, 2017, 2016, and 2015, respectively, 49%, 57%, and 62% of our total revenues were generated from OEMs and integrated circuit customers in the mobile communications market.
Console and PC Gaming: We have licensed our patents directly to Microsoft and Nintendo for use in their console gaming products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our gaming licensees include Bensussen Deutsch & Associates, Guillemot, Logitech, Microsoft, Performance Designed Products, and Razer.
For the years ended December 31, 2017, 2016, and 2015, respectively, 30%, 24%, and 24% of our total revenues were generated from customers in the PC and console gaming markets.
Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Electric Co., Continental, Marquardt, Panasonic Automotive Systems, SMK Corporation, and Tokai Rika.
For the years ended December 31, 2017, 2016, and 2015, respectively, 15%, 7%, and 7% of our total revenues were from automotive customers.
Medical: We offer patent licenses to the medical market. Our current licensees include CAE Healthcare, Laerdal Medical A/S, Simbionix, Stryker Medical (formerly MAKO Surgical), and SOFAR.
For the years ended December 31, 2017, 2016, and 2015, respectively, 6%, 12%, and 7% of our total revenues were from medical customers.
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
Competition
Our biggest source of competition derives from decisions made by internal design groups at our OEM and other customers, as well as potential customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, as well as the extent of their haptic investment and whether to develop their own haptic solutions.
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
Research: We have multi-disciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our research team works with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value-added solutions. This team continues to generate patents, actively contributing to the strength of our IP position.
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
For the years ended December 31, 2017, 2016, and 2015, research and development expenses were $11.8 million, $13.4 million, and $14.8 million respectively.
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
At the end of 2017, we and our wholly owned subsidiaries had over 2,800 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. Some of our U.S. patents began expiring in 2007.
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
Employees
As of December 31, 2017, following a restructure of certain of our operations, we had 81 full-time and part-time employees, including 36 in research and development, 13 in sales and marketing, and 32 in legal, finance, and administration. We also use independent contractors. None of our employees are represented by a labor union, and we consider our employee relations to be positive.
Executive Officers
The following table sets forth information regarding our executive officers as of February 20, 2018.

Name	Position with the Company	Age
Carl Schlachte	Interim Chief Executive Officer and Chairman of the Board of Directors	54
Nancy Erba	Chief Financial Officer	51
Anne Marie Peters	General Counsel and Senior Vice President IP Licensing and Legal Affairs	47
Carl Schlachte was named our interim Chief Executive Officer in November 2017. Mr. Schlachte has served as a member of our board of directors since June 2011, and has served as Chairman of our board of directors since July 2012. Mr. Schlachte is Chairman, President and CEO of Ventiva, Inc., which designs and develops thermal management technologies for consumer applications in mobile computing, power electronics and LED lighting. From 2006 to December 2011, Mr. Schlachte was Chairman of the Board of MOSAID Technologies Incorporated, one of the world’s leading IP companies, focused on the licensing and development of semiconductor and communications technologies. From 2004 to 2009, Mr. Schlachte was President and CEO of ARC International, a leading provider of multimedia solutions to semiconductor companies worldwide. From October 2010 to 2016, Mr. Schlachte served on the Board of Peregrine Semiconductor Corp. Mr. Schlachte received a B.S. from Clemson University.
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
Our revenue growth is largely dependent on our ability to enter into new and renew existing licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. Further, upon adoption of ASC 606, we will have a substantial portion of revenue from our fixed license fee contracts recognized up front, with the remainder recognized over time which relates to our future performance obligations to be transferred during the contract term. Previously, our fixed license fee revenue was usually recognized ratably over time in accordance with revenue recognition guidance under ASC 605. This change in accounting policy for fixed license fees revenue will further provide less predictability in our revenue when compared to historical periods. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
•difficulties in persuading device manufacturers to take a license or renew a license to our intellectual property without the expenditure of significant resources;
•difficulties in persuading existing customers that they still need a license to the portfolio as individual patents expire or become limited in scope, declared unenforceable or invalidated;
•reluctance of device manufacturers to take a license or renew a license to our intellectual property because other larger device manufacturers are not licensed;
•difficulties in entering into or renewing gaming licenses if video game console makers choose not to license third parties to make peripherals for their new consoles, if video console makers no longer require peripherals to play video games, if video console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video consoles deteriorates substantially;
•the competition we may face from third parties and/or the internal design teams of existing and potential licensees;
•difficulties in achieving and maintaining consumer and market demand or acceptance for our products;
•difficulties in persuading third parties to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies;
•difficulties in persuading existing licensees who compensate us for including our software in certain of their touch-enabled products to also license and compensate us for our patents that cover other touch-enabled products of theirs that do not include our software;
•challenges in demonstrating the compelling value of our technologies and challenges associated with customers’ ability to easily implement our technologies; and
•inability of current or prospective licensees to ship certain devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products;
A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
Three customers accounted for 20%, 18% and 11% of our total revenues, respectively, for the year ended December 31, 2017, as compared to the years ended December 31, 2016 and 2015 where Samsung Electronics and two other customers together accounted for 60% and 64% of our total revenues, respectively. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December

31, 2015, and on August 3, 2017, we filed a patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part I, Item 3, "Legal Proceedings". Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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
Our business depends on generating revenues by licensing our IP rights and by customers selling products that incorporate our technologies. We rely on our significant patent portfolio to protect our proprietary rights. If we are not able to protect and enforce those rights, our ability to obtain future licenses or maintain current licenses and royalty revenue could be impaired. In addition, if a court or patent office were to limit the scope, declare unenforceable, or invalidate any of our patents, current licensees may refuse to make royalty payments, or they may choose to challenge one or more of our patents. It is also possible that:
•our pending patent applications may not result in the issuance of patents;
•our patents may not be broad enough to protect our proprietary rights;
•effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business; and
•our pending litigation against Samsung, Motorola, and Fitbit may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.
In addition, our patents will continue to expire according to their terms which may have an adverse effect on our business. For example, certain of our U.S. gaming patents expired in 2015, and as a result, Sony has ceased paying royalties for sales. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations, or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:
•laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and
•policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States.
We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Samsung, Motorola, and Fitbit for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
Our current or any future litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices is expensive, disruptive, and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
We have been in the past and are currently a party to various legal proceedings with companies that have significantly greater financial resources than us to enforce or defend our intellectual property rights and to defend our licensing practices. For example, on August 3, 2017, we initiated patent infringement litigation against Samsung and Motorola claiming that they are infringing five of our US patents. Due to the inherent uncertainties of litigation and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending or any future legal proceedings will continue to be costly, given the significant resources available to our current adverse parties, and that future legal proceedings will result in additional legal expenses, resulting in the decrease of cash available for other parts of our business, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I, Item 3, “Legal Proceedings”.
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
To sell our software, we must win competitive selection processes, known as “design wins,” before our haptic software technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures with no assurance that we will be selected. As a small company, we may not have the resources to reach every company who is introducing or planning to introduce haptics into the market. In addition, as a small company, we have limited engineering resources that may make it difficult to support every type of haptic implementation with our software offerings or to introduce new technologies in a timely manner. In the instances where a potential customer is not using our software but implements unlicensed haptic capability, we may need to seek to enforce our intellectual property. If the customer is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
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
Our restructuring efforts may not be successful, and may negatively impact our business.
In December 2017, we announced a restructuring of our business to exit the Mobile Advertising market, largely focus on IP licensing for the gaming and Virtual Reality ("VR")/Augmented Reality ("AR") markets, move to a mobile OEM licensing model for China, significantly reduce the size of our workforce and consolidate some of our operations. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. In addition, if our business expands, it may be more difficult for us to attract additional personnel and develop the resources we would need to support a larger customer base. Accordingly, if we are unable to manage this consolidation and transition effectively, our overall business and operating results could be materially and adversely affected.
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
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. From time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited. On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung is requesting that we pay them the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017 plus the cost of the arbitration including legal fees. We deny liability, and have asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. On February 15, 2018, the arbitration panel denied the motion to stay and has proposed a procedural schedule with a hearing in July 2018.
In addition, on October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. On November 3, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. In the event that it is determined that we are obligated to indemnify Samsung and/or LGE for such withholding taxes imposed by the Korean tax authorities, we would incur significant expenses. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the restructuring.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 78% of our total revenue in 2017. International operations are subject to a number of difficulties, risks, and special costs, including:
•compliance with multiple, conflicting and changing governmental laws and regulations;

•laws and business practices favoring local competitors;
•foreign exchange and currency risks;
•changing import and export restrictions, duties, tariffs, quotas and other barriers;
•difficulties staffing and managing foreign operations;
•difficulties and expense in establishing and enforcing IP rights;
•business risks, including fluctuations in demand for our technologies and products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;
•multiple conflicting tax laws and regulations;
•political and economic instability; and
•the possibility of an outbreak of hostilities or unrest in markets where major customers are located, including Korea.
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
We had an accumulated deficit of $172 million as of December 31, 2017, and may not return to consistent profitability in the future.
As of December 31, 2017, we had an accumulated deficit of $172 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:
•incur costs related to litigation;
•increase our sales and marketing efforts;
•engage in research and develop our technologies; and
•protect and enforce our IP;
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the years ended December 31, 2017, 2016, and 2015, 97%, 98%, and 97% of our total revenues were royalty and license revenues, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. In addition, our Chief Executive Officer, Vice President, Worldwide Sales and Customer Support, and Vice President of Engineering have left our company and we may need to recruit and retain permanent replacements for these executives. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, our compensation packages need to be competitive in the Silicon Valley where the stock component of compensation is an important factor that candidates and employees consider. Some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.

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
These factors include:

•the establishment or loss of licensing relationships;
•the timing and recognition of payments under fixed and/or up-front license agreements, as well as other multi-element arrangements;
•seasonality in the demand for our technologies or products or our licensees’ products;
•the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;
•developments in and costs of pursuing or settling any pending litigation;
•the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;
•the timing of work performed under development agreements; and
•errors in our licensees’ royalty reports, and corrections and true-ups to royalty payments and royalty rates from prior periods.
Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuations in the price of our common stock.
From time to time, financial and accounting standard setters such as the FASB and the SEC change certain guidance governing the form and content of registrants’ external financial statements, or update their previous interpretations with regard to the application of certain General Accepted Accounting Principles ("GAAP"). Such change in GAAP or their interpretation can have a significant effect on our reported financial condition and/or results of operations. If applicable to Immersion, we would be required to apply a new or revised guidance, which may result in retrospective adjustments to our financial statements, and change the way we account for certain transaction than under the existing guidance. Changes in GAAP and reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and consequently affect our reported financial condition or results of operations.
For example, in May 2014, the FASB issued ASU 2014-09 that, once adopted by us on January 1, 2018, are expected to significantly impact the timing we recognize revenue for new and existing contracts with licensees. Under the new standard, we expect to recognize a substantial majority of license fees under a fixed-fee license agreement paid upfront upon entry into the agreement, as opposed to recognizing the license fees ratably over the term of the agreement, which has been the historical practice applied by many licensing companies, including Immersion.  For Immersion, this will impact the revenue recognition of potentially all of our existing fixed-fee patent license agreements, including certain fixed-fee agreements that cover both our current technologies and future technologies that are added to our portfolio during the term of the license. In addition, our current practice, which is shared by many licensing companies, of reporting revenues from per-unit based royalty agreements one quarter in arrears, will no longer be accepted under the new revenue standard. Instead we will be expected to estimate unit-based royalty revenues each quarter in order to report such revenue in the period in which the underlying sales occurred, which will require adjustments to be recorded in the next reporting period to true up royalty revenue based on the actual amounts reported by our licensees. Such changes to our reporting practices are expected to significantly affect our reported financial condition and/or results of operations, potentially causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:
•our board of directors is classified into three classes of directors with staggered three-year terms which will be phased out over time through 2019;
•only our chairperson of the board of directors, a majority of our board of directors or 10% or greater stockholders are authorized to call a special meeting of stockholders;
•our stockholders can only take action at a meeting of stockholders and not by written consent;
•vacancies on our board of directors can be filled only by our board of directors and not by our stockholders;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and
•we have implemented a stockholder rights plan.
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
On June 6, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the '507, '488, '710, and '260 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-1004 ("1004 Investigation"). On June 9, 2016, the Chief ALJ entered an order consolidating the 990 and 1004 Investigations. On June 15, 2016, the Chief ALJ granted a joint motion by the parties to stay the 990 Investigation deadlines until a new procedural schedule could be entered in the consolidated Investigation.
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
The procedural schedule in the Investigation included, among other things, deadlines for the parties to conduct three required settlement conferences. On July 26, 2016, representatives from the Company and Respondent AT&T conducted their first settlement conference. On July 28, 2016, representatives for the Company and Respondent Apple conducted their first settlement conference. The parties did not reach an agreement to settle the dispute underlying this Investigation.
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
The evidentiary hearing with respect to the consolidated investigation by the United States International Trade Commission bearing the designation Inv. No. 337-TA-990/1004 commenced on April 27, 2017 and concluded on May 4, 2017. On May 31, 2017, the parties and the Office of Unfair Import Investigations ("OUII") Staff submitted their initial post-hearing briefs, and on June 7, 2017, the parties and OUII Staff submitted their post-hearing reply briefs. Before submitting these briefs, we provided a notice on May 11, 2017 that we would not be pursuing in our Post-Hearing Brief claims 3, 13, and 23 of the '356 patent. On October 20, 2017, Immersion brought an unopposed motion for partial termination of the investigation with respect to claims 3, 13, and 23 of the ’356 patent. On October 23, 2017, the Chief ALJ issued an order granting partial termination as to claims 3, 13, and 23 of the ’356 patent as described above.
The due date for the Chief ALJ’s initial determination was scheduled for August 11, 2017. On July 13, 2017, the Chief ALJ entered an order extending the due date for the Chief ALJ's initial determination from August 11, 2017 to November 13, 2017 and extending the target date for the completion of the investigation from December 11, 2017 to March 12, 2018. On October 30, 2017, the Chief ALJ issued an order extending the final initial determination date to no later than the close of business on January 31, 2018 and the final determination date to no later than May 31, 2018. On January 29, 2018, we announced that we reached a settlement with Apple resolving the investigation. On January 30, 2018, the Chief ALJ issued an Order Extending Target Date By Two Months in which he extended the target date two months in order to allow the parties sufficient time to prepare and submit a joint motion to terminate the investigation. The Chief ALJ also issued an order staying and suspending all dates and deadlines. On February 8, 2018, the parties submitted to the ITC a Joint Motion to Terminate Based on Settlement. The parties also requested confidential treatment of the settlement agreement. On February 13, 2018, the OUII Staff filed a response expressing the Staff’s support for the motion. On February 20, 2018, the Chief ALJ entered an order entitled “Initial Determination Granting Joint Motion to Terminate The Investigation Based On A Settlement Agreement.” The Chief ALJ found good cause to terminate the investigation based on the settlement and granted the parties’ motion to terminate the investigation. The Chief ALJ also granted the parties’ motion to limit service of the confidential settlement agreement to only Apple and Immersion (and not to counsel for AT&T).
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
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '571 patent. The petition bears Case No. IPR2016-01372. The petition challenges the patentability of certain claims of the '571 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner's Preliminary Response responding to the petition's challenges to patentability of claims of the '571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner's Response on August 4, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple's expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-4, 6, 23-26, and 28 of the ’571 patent unpatentable. On February 1,

2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1372 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. We are currently considering whether to appeal the decision to the U.S. Court of Appeals for the Federal Circuit. A notice of appeal is due March 14, 2018. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896. We filed our Patent Owner's Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '356 patent. The petition bears Case No. IPR2016-01381. The petition challenges the patentability of certain claims of the '356 patent in light of alleged prior art references. On October 12, 2016, we filed a Patent Owner's Preliminary Response responding to the petition's challenges to patentability of claims of the '356 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner's Response to the IPR. Apple filed its Reply to the Patent Owner's Response on July 28, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple's expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-3, 5, 7, 9-13, 15, 17, 19-23, 25, and 26 of the ’356 patent unpatentable. On January 10, 2018, Apple submitted to the Chief ALJ in the ITC proceeding a Notice of Supplemental Authority Regarding the ’356 Patent to inform the Chief ALJ of the Board’s decision in this IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1381 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. We are currently considering whether to appeal the decision to the U.S. Court of Appeals for the Federal Circuit. A notice of appeal is due March 14, 2018. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. This IPR bears Case No. 2017-00897. We filed our Patent Owner's Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '710 patent. The petition bears Case No. IPR2016-01603. The petition challenges the patentability of certain claims of the '710 patent in light of alleged prior art references. On November 28, 2016, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the petition. The Board set a schedule of certain due dates in the IPR. On June 28, 2017, we submitted our Patent Owner's Response in the IPR. Apple filed its Reply to the Patent Owner's Response on August 24, 2017. On October 16, 2017, we submitted a Motion for Observation regarding testimony of Apple's expert on cross-examination at deposition. On November 16, 2017, the PTAB conducted the Oral Hearing in this IPR. The matter is now submitted to the PTAB and pending decision. The PTAB’s decision is due by February 23, 2018, within one year of the institution of the IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1603 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On February 12, 2018, the PTAB granted the parties’ joint motion to terminate the IPR as well as the parties’ joint request for confidential treatment of the settlement agreement. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘710 patent in light of alleged prior art references. This IPR bears Case No. 2017-01368. We filed our Patent Owner's Preliminary Response on August 24, 2017. On November 7, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
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
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '260 patent. The petition bears Case No. IPR2016-01884. The petition challenges the patentability of certain claims of the '260 patent in light of alleged prior art references. On January 4, 2017, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’260 patent. In response to a request of the Petitioner, the Board also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On July 3, 2017, we submitted our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner's Response on October 10, 2017. The Oral Hearing took place on January 10, 2018. The matter is now submitted to the PTAB and pending decision. The PTAB’s decision is due by April 3, 2018, within one year of the institution of the IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1884 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. The PTAB has not yet ruled on the joint motion. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘260 patent in light of alleged prior art references. This IPR bears Case No. 2017-01369. We filed our Patent Owner's Preliminary Response on August 24, 2017. On November 21, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the '488 patent. The petition bears Case No. IPR2016-01907. The petition challenges the patentability of certain claims of the '488 patent in light of alleged prior art references. On January 5, 2017, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’488 patent. In response to a request of the Petitioner, the Board authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board has set a schedule of certain due dates in the IPR. On July 3, 2017, we filed our Patent Owner's Response in the IPR. Apple filed its Reply to the Patent Owner's Response on October 10, 2017. The Oral Hearing took place on January 10, 2018. The matter is now submitted to the PTAB and pending decision. The PTAB’s decision is due by April 3, 2018, within one year of the institution of the IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1907 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. The PTAB has not yet ruled on the joint motion. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ‘488 patent in light of alleged prior art references. This IPR bears Case No. 2017-01371. We filed our Patent Owner's Preliminary Response on August 24, 2017. On November 21, 2017, the PTAB issued a decision denying Apple's petition and declining to institute the second IPR.
On October 26, 2017, we filed a patent infringement lawsuit in the Beijing High People’s Court against Apple Computer Trading (Shanghai) Co., Ltd., Apple Electronic Product Commerce (Beijing) Co., Ltd., and Apple Trading (Shanghai) Co., Ltd. alleging that the iPhone 6s, iPhone 6s Plus, iPhone 7, iPhone 7 Plus, iPhone 8 and iPhone 8 Plus infringe our Chinese patents ZL02821854.X and ZL200810008845.X. We are seeking a permanent injunction preventing the importation, sale and offering for sale of the iPhone products noted above in China as well as damages. As noted above, on January 29, 2018, we announced that we reached a settlement with Apple resolving the above-described litigation. This case is now in the process of being withdrawn from the court.
Although we believe we have strong claims, the outcome of litigation and the pending IPRs is inherently uncertain.
Immersion Corporation v. FitBit and Runtong International Trade Co., Ltd. (Shanghai Intellectual Property Court)
On June 29, 2017, local counsel for Immersion filed a patent infringement lawsuit against Fitbit, Inc. (“Fitbit”) in the Shanghai Intellectual Property Court alleging that Fitbit has infringed three of our China patents. The three patents at issue are China Patent No. CN101305416B, entitled “methods and systems for providing haptic messaging to handheld communication devices”; No. CN102187647B, entitled “systems and methods for mapping message contents to virtual physical properties for sending vibrotactile messaging”; and No. CN102160366B, entitled “systems and methods for transmitting haptic messages.” The Shanghai Intellectual Property Court accepted the case on July 7, 2017. Notices for Invalidation have been filed for China Patent Nos. CN101305416B and CN102160366B, and responses are due February 28 and 23, 2018, respectively.
Immersion Corporation v. Fitbit, Inc., Case No. 5:17-cv-03886-LHK (N.D. Cal.)
On July 10, 2017, we filed a patent infringement lawsuit against Fitbit in the U.S. District Court for the Northern District of California alleging that Fitbit has infringed three of our U.S. Patents. The three patents at issue are U.S. Patent No. 8,351,299, which covers “Apparatus and Method for Providing Condition-Based Vibrotactile Feedback”; No. 8,059,105, entitled “Haptic Feedback for Touchpads and Other Touch Controls”; and No. 8,638,301, for “Systems and Methods for Transmitting Haptic Messages.” Generally, these U.S. patents cover “touch-feedback” - or haptic feedback - devices, systems and methods. Fitbit devices alleged to infringe include the Fitbit Flex, Fitbit Flex 2, Fitbit Alta, Fitbit Alta HR, Fitbit Charge, Fitbit Charge 2, Fitbit

Charge HR, Fitbit Blaze and Fitbit Surge. We served Fitbit with the Complaint, among other papers, on July 11, 2017. On October 4, 2017, in lieu of answering, Fitbit filed a Motion to Dismiss pursuant to 12(b)(6) based on 35 USC § 101. The hearing on Fitbit’s Motion to Dismiss was set for February 15, 2018. The parties attended an Initial Case Management Conference on October 18, 2017. The claim construction hearing has been scheduled for May 10, 2018, and the trial date has been scheduled for May 6, 2019. On November 1, 2017, we filed our response to Fitbit’s motion to dismiss. On February 8, 2018, the parties participated in Court-ordered mediation of the U.S. district court case. On February 13, 2018, the Court took Fitbit’s Motion to Dismiss under submission without oral argument and vacated the hearing previously set for February 15, 2018.
On February 7, 2018, Fitbit filed in the United States Patent and Trademark Office two petitions for inter partes review (IPR) of the ‘105 patent (Case Nos. IPR2018-00588 and IPR2018-00590); a petition for inter partes review of the ‘299 patent (Case No. IPR2018-00591); and two petitions for inter partes review of the ‘301 patent (Case Nos. IPR2018-00592 and IPR2018-00593). The Patent Owner’s Preliminary Responses for Immersion to respond to the petitions’ challenges (Case Nos. IPR2018-00588 and IPR2018-00590) to patentability of the claims of the ‘105 patent are due May 15, 2018. The last day for the Patent Trial and Appeal Board to decide whether to institute such IPR is August 15, 2018.
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
On December 15, 2017, the Court issued a Docket Control Order setting the claim construction hearing for August 15, 2018 and the first day of jury selection for February 4, 2019.
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
U.S. Patent No 9,323,332: “Force Feedback System Including Multi-Tasking Graphical Host Environment”
U.S. Patent No 7,982,720: "Haptic Feedback for Touchpads and Other Touch Controls"
U.S. Patent No 8,031,181: "Haptic Feedback for Touchpads and Other Touch Controls"
On September 25, 2017, Motorola filed its Answer to the Complaint.
On December 5, 2017, the Court issued a Scheduling Order setting the claim construction hearing for September 12, 2018, and the trial date for September 23, 2019.

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability, and have asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and has circulated a draft procedural schedule that would set the hearing date for July 23, 2018. We believe that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. We intend to vigorously defend against these claims and as a result, we have concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, we could be required to make a payment to Samsung even though it would later be reimbursed should we prevail in the appeal.
We cannot predict the ultimate outcome of the above-mentioned actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Contingencies, Note 14 to the Consolidated Financial Statements.

Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on such market.

	High	Low
Fiscal year ended December 31, 2017
Fourth Quarter	$8.50	$5.87
Third Quarter	$8.96	$6.61
Second Quarter	$9.17	$7.99
First Quarter	$11.67	$8.05
Fiscal year ended December 31, 2016
Fourth Quarter	$11.92	$7.01
Third Quarter	$8.49	$6.24
Second Quarter	$8.53	$5.90
First Quarter	$11.45	$6.63
On February 20, 2018, the closing price was $9.79 per share and there were 79 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
On December 26, 2017, our Board declared a dividend of one right (a “Right”) for each of our issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on January 8, 2018 (the “Record Date”). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $30.00 (the “Exercise Price”), subject to certain adjustments. Please refer to the description of such rights in our Form 8-K filed on December 27, 2017 which is incorporated by reference.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and we frequently evaluate uses of our cash. We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain any earnings to fund future growth, product development, and operations.
Company Stock Performance Graph
The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act, as amended, or the Exchange Act.
The graph below depicts a five-year comparison of cumulative total shareholder returns for Immersion common stock, the NASDAQ Composite Index, and the RDG Technology Composite Index. The graph assumes an investment of $100 for the five-year period commencing on December 31, 2012 and ending on December 31, 2017, in Immersion’s common stock, and in the NASDAQ Composite and the RDG Technology Composite indices, and reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Immersion Corporation
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2012	2013	2014	2015	2016	2017
Immersion Corporation	$100	$151	$138	$170	$155	$103
NASDAQ Composite	100	142	162	173	187	242
RDG Technology Composite	100	133	155	161	181	248
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to Note 6 to our consolidated financial statements.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements and accompanying notes, included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements which are not included in this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$35,013	$57,086	$63,393	$52,937	$47,470
Costs and expenses	80,435	72,349	58,674	46,970	43,866
Operating income (loss)	(45,422)	(15,263)	4,719	5,967	3,604
Income tax benefit (provision) from continuing operations	(480)	(25,521)	(1,591)	(2,196)	36,483
Income (loss) from continuing operations	(45,291)	(40,030)	2,858	4,123	40,155
Income from discontinued operations	—	649	—	—	—
Net income (loss)	(45,291)	(39,381)	2,858	4,123	40,155
Basic net income (loss) per share:
Continuing operations	$(1.55)	$(1.39)	$0.10	$0.15	$1.42
Discontinued operations	—	0.02	—	—	—
Total	$(1.55)	$(1.37)	$0.10	$0.15	$1.42
Shares used in calculating basic net income (loss) per share	29,179	28,759	28,097	28,246	28,190
Diluted net income (loss) per share:
Continuing operations	$(1.55)	$(1.39)	$0.10	$0.14	$1.37
Discontinued operations	—	0.02	—	—	—
Total	$(1.55)	$(1.37)	$0.10	$0.14	$1.37
Shares used in calculating diluted net income (loss) per share	29,179	28,759	29,015	29,144	29,338

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$46,538	$89,772	$64,931	$57,361	$71,112
Working capital	28,980	73,008	53,749	58,025	64,249
Total assets	51,975	103,767	105,415	97,521	110,575
Total stockholders’ equity	9,657	55,340	86,615	76,603	80,671

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

•	Persuasive evidence of an arrangement exists. For a license arrangement, we require a written contract, signed by both the customer and us.

•	Delivery has occurred. We deliver software electronically. Delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

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

Royalty and license revenue — We license our patents and software to customers in a variety of industries such as mobility, gaming, automotive, and medical devices. Revenues that are derived from the sale of a licensee's products that incorporate our IP are classified as royalty revenues. The terms of the royalty agreements generally require licensees to give notification of royalties due to us within 30 – 45 days of the end of the quarter during which their related sales occur. As we are unable to reliably estimate the licensees’ sales in any given quarter to determine the royalties due to us, we recognize royalty revenues based on royalties reported by licensees and when all revenue recognition criteria are met. Certain royalties could be subject to change and may result in out of period adjustments depending on the specific terms of the arrangement. We also enter into fixed license fee arrangements. We recognize fixed license fee revenue when earned under the terms of the agreements, which generally results in recognition on a straight-line basis over the expected term of the license.
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

See Note 6 to the consolidated financial statements for further information regarding stock-based compensation.
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
Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws including the 2017 Tax Cuts and Jobs Act (the "Tax Act"), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our judgments, assumptions, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Certain portions of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the U.S., we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. Our income tax rate depends in part on the extent to which our foreign earnings may be taxed by the U.S. through new provisions under the Tax Act such as the new GILTI tax or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations.
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
See Note 10 to the consolidated financial statements for further information concerning income taxes.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
Results of Operations
Overview of 2017
Revenues for 2017 were $35.0 million, a decrease of $22.1 million, or 39%, versus 2016. The decrease in total revenue was primarily caused by a one-time fee of $19.0 million from Samsung that we recognized as license revenue in 2016, along with decreased revenue from medical and gaming markets. These decreases were partially offset by increased revenue from our automotive customers.

Net loss for 2017 was $45.3 million, compared to net loss of $39.4 million for 2016. The increase of $5.9 million in net loss was primarily related to a decrease of $22.1 million in total revenue, an increase of $8.1 million in operating expenses mainly driven by higher legal expenses from our continuing efforts to protect and preserve our IP including our recently settled and concluded litigation against Apple and AT&T Mobility, and a decrease of $649,000 in income from discontinued operations related to a transaction recognized during 2016 that did not recur in 2017. These factors were partially offset by a decrease of $25.0 million in income tax provision caused by a non-cash valuation allowance charge of $28.1 million in 2016. We recorded the charge in the fourth quarter of 2016 against our deferred tax assets that resulted in a tax provision of $25.5 million for 2016 as compared to $480,000 for 2017. See Note 10 to the consolidated financial statements for additional information on our income taxes.
In 2018, we expect royalty and license revenue, mainly from mobility customers, to remain the major component of our revenue as our technology continues to be included in our licensees’ products and as we continue to execute our licensing program in the mobility market. Our gaming royalty and license revenue could be adversely impacted in 2018 by the expiration of several gaming patents in 2016. Revenue from certain contracts may also decrease due to timing and uncertainty associated with their renewals. IP litigation may continue to cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, foreign currency exchange rates, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors and adverse rulings affecting our patents. For a further discussion of these and other risk factors, see Item 1A, “Risk Factors.”
The following table sets forth our consolidated statements of income data as a percentage of total revenues:

	Years Ended December 31,
	2017	2016	2015
Revenues:
Royalty and license	97.4%	98.2%	97.3%
Development, services, and other	2.6	1.8	2.7
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	0.6	0.3	0.7
Sales and marketing	38.6	25.6	23.2
Research and development	33.6	23.5	23.3
General and administrative	152.4	77.3	45.4
Restructuring Costs	4.6	—	—
Total costs and expenses	229.8	126.7	92.6
Operating income (loss)	(129.7)	(26.7)	7.4
Interest and other income	1.0	1.4	0.3
Other expense	0.8	(0.1)	(0.7)
Income (loss) from continuing operations before provision for income taxes	(127.9)	(25.4)	7.0
Provision for income taxes from continuing operations	(1.4)	(44.7)	(2.5)
Income (loss) from continuing operations	(129.3)	(70.1)	4.5
Income from discontinued operations, net of tax	—	1.1	—
Net income (loss)	(129.3)%	(69.0)%	4.5%

Revenues

	2017	$ Change	% Change	2016	$ Change	% Change	2015
($ in thousands)
Royalty and license	$34,089	$(21,941)	(39)%	$56,030	$(5,647)	(9)%	$61,677
Development, services, and other	924	(132)	(13)%	1,056	(660)	(38)%	1,716
Total revenue	$35,013	$(22,073)	(39)%	$57,086	$(6,307)	(10)%	$63,393

2017 Compared to 2016
Royalty and license revenue - Royalty revenue represents variable royalties earned from licensees’ usage or sales under per-unit royalty arrangements. License revenue represents fixed fees charged for our IP and software based on fixed-fee arrangements. Royalty and license revenue for 2017 was $34.1 million, a decrease of $21.9 million, or 39%, compared to $56.0 million for 2016.
Variable royalty revenue decreased by $4.1 million, or 16%, to $21.5 million for the year ended December 31, 2017, compared to $25.6 million for the year ended December 31, 2016. The decrease was primarily caused by expired contracts with certain OEMs and decreased volume from our gaming, mobility and medical customers.
Fixed payment license revenue decreased by $17.8 million, or 59%, to $12.6 million for the year ended December 31, 2017, compared to $30.4 million for the year ended December 31, 2016. The decrease was mainly derived from decreased mobility license revenue, which was primarily caused by a one-time fee of $19.0 million from Samsung recognized as license fee in 2016. The decrease in fixed payment license revenue was also related to decreased medical license revenue which was primarily due to a non-recurring license fee of $3.0 million recognized in 2016, and decreased gaming license revenue due to an expired contract with a certain OEM. These decreases were partially offset by increased license fees from our new and existing OEM customers in mobility and gaming markets that we recognized in 2017.
Royalty and license revenue from mobility customers decreased by 48% primarily due to a one-time fee of $19.0 million from Samsung recognized in 2016 and decreased royalties from our mobility customers. The decreases were partially offset by increased license fees from our new and existing OEM mobility customers that we recognized in 2017. We anticipate that our mobility business will continue to be the primary revenue stream in 2018.
Royalty and license revenue from gaming customers decreased by 23% primarily due to decreased gaming license fees mainly caused by expired contracts with certain OEMs and decreased gaming royalty revenue as a result of lower volume of sales that drove down the per-unit royalty revenue during 2017. This decrease was partially offset by increased license fees from certain of our gaming customers. Revenue from gaming customers can fluctuate based upon consumer gaming preferences, the timing of introductions of new gaming console systems, the timing of new products from third party peripheral makers that are our licensees, and the recognition by gaming customers of the relevance of our IP.
Royalty and license revenue from automotive customers increased 28% primarily attributable to new license agreements entered into with automotive OEMs during 2017 that drove up automotive license revenue by over 100% compared to 2016. Automotive royalty revenue increased, at a smaller scale, by 10% during 2017 compared to 2017. The increase in automotive royalty and license revenue reflects increasing recognition of our haptic technology incorporated in automotive products. We anticipate that our automotive business will continue to grow in 2018.
Royalty and license revenue decreased by 70% from medical customers primarily due to a non-recurring license fee of $3.0 million recognized in 2016, and decreased medical royalty revenue due to expired contracts with certain medical customers.
We expect royalty and license revenue to continue to be the major component of our future revenue sources as our technology continues to be included in products and we continue our efforts to monetize our IP. We typically experience seasonally higher revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Our gaming royalty and license revenue could be adversely impacted in 2018 by the expiration of several gaming patents in 2016. Revenue may also decrease due to timing and a lack of contract renewals.
Development, services, and other revenue - Development, services, and other revenue is comprised primarily of development work, implementation support, and other contract engineering services provided to customers. Development, services, and other revenue for 2017 decreased by $132,000, or 13%, versus 2016, mainly due to a non-recurring service fees from contracts completed in the prior year. We continue to focus our engineering resources on development efforts that leverage our existing sales and channel distribution capabilities. Accordingly, we do not expect development, services, and other revenue to be a significant part of total revenues in the future.
Geographically, revenues generated in North America, Europe, and Asia during 2017 represented 22%, 15%, and 63%, respectively, of our total revenue as compared to 32%, 8%, and 60%, respectively, for 2016. Revenue attributable to North America as a percentage of total revenue decreased primarily due to decreased license revenue from gaming and medical. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased royalty revenue from gaming and automotive. Revenue attributable to Asia as a percentage of total revenue for 2017 remained flat compared to 2016.
2016 Compared to 2015

Royalty and license revenue — Royalty and license revenue for 2016 was $56.0 million, a decrease of $5.6 million, or 9%, compared to $61.7 million for 2015.
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
Development, services, and other revenue — Development, services, and other revenue for 2016 decreased by $660,000, or 38%, versus 2015, mainly due to a decreased non-recurring service fees from contracts completed in prior year.
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

Expenses

	2017	$ Change	% Change	2016	$ Change	% Change	2015
($ in thousands)
Sales and marketing	$13,516	$(1,097)	(8)%	$14,613	$(61)	—%	$14,674
Research and development	11,759	(1,629)	(12)%	13,388	(1,397)	(9)%	14,785
General and administrative	53,343	9,192	21%	44,151	15,396	54%	28,755
Restructuring Costs	1,620	1,620	100%	—	—	—%	—
Sales and Marketing - Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs. Sales and marketing expenses decreased $1.1 million, or 8%, for 2017 as compared to 2016 primarily due to decreases of $894,000 in compensation, benefits, and other related costs and $462,000 in consulting and outside services, partially offset by an increase of $135,000 in travel costs. The decrease of $894,000 in compensation, benefits, and other related costs was primarily caused by lower bonus and commissions due to lower revenue achievements and reduced headcount in 2017 as compared to 2016. The decrease of $462,000 in consulting and outside services was mainly related to our reduced spending on the content and media business. While we will continue to invest in sales and marketing to further market acceptance for our touch technologies, we anticipate that our sales and marketing expenses will decrease significantly in 2018 as a result of the restructuring actions taken in December 2017. See Note 8, Restructuring Costs, for details.
Sales and marketing expense for 2016 was relatively flat as compared to 2015.
Research and Development - Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and allocated facilities costs. Research and development expenses decreased by $1.6 million, or 12%, during 2017 as compared to 2016. The decrease was primarily due to a $1.9 million decrease in compensation, benefits, and other related costs resulted from decreased headcount, partially offset by a $648,000 increase in outside services expense as a reflection of our redirected development efforts. We believe that continued investment in research and development is critical to our future success, and we expect to continue to make investments in areas of research and development to support future growth.
Research and development expenses decreased by $1.4 million, or 9%, during 2016 as compared to 2015. The decrease was primarily due to a $504,000 decrease in compensation, benefits, and other related costs and a $216,000 decrease in travel costs, both resulted from decreased headcount, and a $661,000 decrease in consulting services expense as a reflection of our redirected development efforts.
General and Administrative - Our general and administrative expenses are primarily composed of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and allocated facilities costs. General and administrative expenses for 2017 increased $9.2 million, or 21%, as compared to 2016. The increase was primarily related to a $7.6 million increase in legal expense, a $757,000 increase in compensation, benefits, and other related costs primarily caused by severance accruals and stock compensation expense that we recorded in the fourth quarter of 2017 in connection with the departure of the former CEO, and a $340,000 increase in professional and outside services. The increase in legal expense was primarily driven by a $8.1 million increase in litigation expense relating to ongoing litigations including our recently settled and concluded litigation with Apple and AT&T Mobility, a $966,000 increase in patent related legal, filing, and maintenance costs, and a $884,000 increase in general legal services, partially offset by a $2.4 million decrease in license fee expenses. Our general and administrative expenses will continue to be significant in 2018 as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.
General and administrative expenses for 2016 increased $15.4 million, or 54%, as compared to 2015. The increase was primarily related to a $15.2 million increase in legal expense and a $1.0 million increase in compensation, benefits, and other related costs as a result of increased headcount and stock compensation expense for 2016. The increased legal and professional fees were primarily due to a $13.9 million increase in litigation expense relating to ongoing litigations including the recently settled and concluded litigation with Apple and AT&T Mobility, and a $1.2 million increase in patent related legal, filing, and maintenance costs. These increases in general and administrative expenses were partially offset by a $676,000 decrease in professional and outside services mainly due to reduced accounting and tax services as we completed the reorganization of our international operations in 2015.

Interest and Other Income, Other Expense

	2017	$ Change	% Change	2016	$ Change	% Change	2015
($ in thousands)
Interest and other income	$337	$(480)	(59)%	$817	$640	362%	$177
Other expense	$274	$337	100%	$(63)	$384	(86)%	$(447)
Interest and Other Income - Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income decreased in 2017 compared to 2016 primarily due to a non-recurring other income of $550,000 received in the third quarter of 2016. Interest and other income increased in 2016 compared to 2015 primarily due to that non-recurring other income of $550,000 received in the third quarter of 2016.

Other Income (Expense) - Other income (expense) consist primarily of translation gain (loss) from exchange rate fluctuations. We recorded $274,000 other income for 2017, compared to $63,000 other expense for 2016 as a result of exchange rate losses from our foreign subsidiaries. Other expense decreased in 2016 compared to 2015 as a result of exchange rate gains from our foreign subsidiaries.

Provision for Income Taxes from Continuing Operations

	2017	$ Change	% Change	2016	$ Change	% Change	2015
($ in thousands)
Provision for income taxes from continuing operations	$(480)	$25,041	(98)%	$(25,521)	$(23,930)	1,504%	$(1,591)
Income (loss) from continuing operations before provision for income taxes	(44,811)			(14,509)			4,449
Effective tax rate	(1.1)%			(175.9)%			35.8%
For 2017 we recorded a provision for income taxes from continuing operations of $480,000 yielding an effective tax rate of (1.1)%. The 2017 provision reflects estimated foreign taxes and foreign withholding tax expense. Based upon our assessment as of December 31, 2017 of the realizability of our deferred tax assets, we continue to maintain a full valuation allowance against all of our federal and state, and certain of our foreign, net deferred tax assets.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. Among other changes, the new legislation decreases the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law typically are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the federal tax rate change and other tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provision estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In accordance with SAB 118, we recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to our results of operations. We estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. Due to the complexity and timing of the issuance and subsequent enactment of the Tax Act, additional work is necessary to complete a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, a provisional estimate could not be made as we have not yet completed our assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.
Given the significant complexity of the Act, anticipated guidance from the Internal Revenue Service about implementing the Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, our estimates may be adjusted in future periods. Any subsequent adjustment to estimates will be recorded to current tax expense in the quarter of 2018 when our analysis is complete and we are able to complete our accounting for all aspects of the Tax Act.
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
For 2015 we recorded a provision for income taxes of $1.6 million yielding an effective tax rate of 35.8%. The 2015 provision included the tax impact of nondeductible permanent items, including stock-based compensation and foreign withholding taxes, incurred for the period. The provision for income tax for 2015 also included tax expense on intercompany profits resulting from the sale of certain IP rights to one of our foreign subsidiaries as part of a reorganization of our international operations. The purpose of this reorganization was to more closely align our corporate structure and income tax profile with the international nature of our business activities. Steps taken to achieve the reorganization included making changes to our legal entity structure, transferring certain IP rights to one of our foreign subsidiaries, and the implementation of contractual agreements, including research and development cost-sharing arrangements, between the U.S. entity and its wholly owned foreign subsidiaries. There were no other expenses incurred, in relation to the reorganization described above, outside of those related to income taxes.
We also maintain liabilities for uncertain tax positions. We released reserves totaling $310,000 in 2016 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority. As of December 31, 2017, we had unrecognized tax benefits under ASC 740 "Income Taxes" of approximately $4.7 million, which includes the impact of the change in tax rates described above, and there was no applicable interest. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

Discontinued Operations
Income from discontinued operations, net of taxes, was zero for the year ended December 31, 2017, compared to $649,000 in the year ended December 31, 2016 which is comprised of a final payment received from the sales of the 3D product line that occurred in the year ended December 31, 2009.

Liquidity and Capital Resources
Our cash, cash equivalents, and short-term investments consist primarily of money market funds and U.S. treasury bills. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.
As of December 31, 2017, our cash, cash equivalents, and short-term investments totaled $46.5 million, a decrease of $43.3 million from $89.8 million on December 31, 2016.
Cash provided by (used in) operating activities - Net cash used in operating activities was $43.8 million for 2017 compared to $22.0 million provided by operating activities in 2016. The $65.8 million change was primarily driven by $28.0 million change in long-term deferred revenue and customer advances, $24.3 million change in deferred income taxes, $8.4 million decrease in working capital, and $5.9 million increase in net loss. The $28.0 million change in long-term deferred revenue and customer advance was mainly related to new billings for up-front licensee fees added in 2016 that we recognized ratably as revenue during 2017. The $24.3 million change in deferred income tax was primarily caused by a non-cash charge of $28.1 million recorded in the fourth quarter of 2016 to establish a full valuation allowance against our U.S. deferred tax assets, partially offset by additions to our deferred tax assets recorded in the period. Working capital is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Working capital decreased $8.4 million in 2017 compared to 2016 due primarily to decreases in the year-over-year change in accounts payable and accrued compensation and other current liabilities of $4.6 million and $2.4 million, respectively, and an increase in the year-over-year change in prepaid income taxes of $2.0 million.

Cash provided by (used in) investing activities — Net cash provided by investing activities during 2017 was $11.1 million, an increase of $3.3 million compared to $7.8 million cash provided by investing activities during 2016. Net cash provided by investing activities during 2017 consisted of maturities of short-term investments of $35.0 million. This was partially offset by purchases of short-term investments of $23.8 million and purchases of property, plant, and equipment of $125,000. Net cash provided by investing activities during 2016 was $7.8 million, compared to the $1.3 million cash used in investing activities during 2015. Net cash provided by investing activities during 2016 consisted of maturities of short-term investments of $40.0 million and proceeds from sales of discontinued operations of $1.0 million. This was partially offset by purchases of short-term investments of $32.8 million and purchases of property, plant, and equipment of $343,000.
Cash provided by financing activities — Net cash provided by financing activities during 2017 was $518,000, a decrease of $1.4 million compared to $2.0 million net cash provided by financing activities during 2016. Net cash provided by financing activities during 2017 consisted primarily of exercises of stock options of $518,000 and the issuance of common stock under the ESPP of $328,000, partially offset by repurchases of treasury stock of $328,000. Net cash provided by financing activities during 2016 was $2.0 million, an increase of $38,000 compared to $1.9 million net cash provided by financing activities during 2015. Net cash provided by financing activities during 2016 consisted primarily of exercises of stock options of $2.4 million and the issuance of common stock under the ESPP of $307,000, partially offset by repurchases of treasury stock of $729,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $46.5 million as of December 31, 2017, 17% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. At December 31, 2017 there was $33.4 million under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2018 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, “Risk Factors.”

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2017 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$5,242	$1,306	$1,811	$1,815	$310
At December 31, 2017, we had a liability for unrecognized tax benefits totaling $4.7 million including interest of $10,000, of which approximately $0 could be payable in cash. We did not have any other significant non-cancellable purchase commitments as of December 31, 2017.

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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $23.0 million as of December 31, 2017, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximate $59,000 in the fair value of our cash equivalents and short-term investments as of December 31, 2017.

We limit our exposure to interest rate and credit risk by establishing and monitoring clear policies and guidelines for our cash equivalents and short-term investment portfolios. The primary objective of our policies is to preserve principal while at the same time maximizing yields, without significantly increasing risk. Our policy’s guidelines also limit exposure to loss by limiting the sums we can invest in any individual security and restricting investments to securities that meet certain defined credit ratings. We do not use derivative financial instruments in our investment portfolio to manage interest rate risk.Foreign Currency Exchange Rates — A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain operating costs for our foreign operations in other currencies but these operations are limited in scope and thus we are not materially exposed to foreign currency fluctuations. Additionally, we have some reliance on international revenues that are subject to the risks of fluctuations in currency exchange rates. Because a substantial majority of our international revenues, as well as expenses, are typically denominated in U.S. dollars, a strengthening of the U.S. dollar could cause our licenses to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements and we do not expect to have such arrangements in the foreseeable future.

Item 8. Financial Statements and Supplementary Data
IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2018
We have served as the Company's auditor since 1997.

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$56,865
Short-term investments	21,916	32,907
Accounts and other receivables, net	806	1,382
Prepaid expenses and other current assets	736	2,876
Total current assets	48,080	94,030
Property and equipment, net	3,150	4,016
Deferred income tax assets	401	359
Prepaid income taxes	—	4,997
Other assets, net	344	365
Total assets	$51,975	$103,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,647	$5,951
Accrued compensation	4,133	4,753
Other current liabilities	3,896	4,409
Deferred revenue	4,424	5,909
Total current liabilities	19,100	21,022
Long-term deferred revenue	22,303	26,393
Other long-term liabilities	915	1,012
Total liabilities	42,318	48,427
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 35,950,518 and 35,555,562 shares issued, respectively; 29,263,828 and 28,917,559 shares outstanding, respectively	228,046	221,098
Accumulated other comprehensive income	99	115
Accumulated deficit	(171,616)	(119,329)
Treasury stock at cost: 6,686,690 and 6,638,003 shares, respectively	(46,872)	(46,544)
Total stockholders’ equity	9,657	55,340
Total liabilities and stockholders’ equity	$51,975	$103,767
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Royalty and license	$34,089	$56,030	$61,677
Development, services, and other	924	1,056	1,716
Total revenues	35,013	57,086	63,393
Costs and expenses:
Cost of revenues	197	197	460
Sales and marketing	13,516	14,613	14,674
Research and development	11,759	13,388	14,785
General and administrative	53,343	44,151	28,755
Restructuring costs	1,620	—	—
Total costs and expenses	80,435	72,349	58,674
Operating income (loss)	(45,422)	(15,263)	4,719
Interest and other income	337	817	177
Other expense	274	(63)	(447)
Income (loss) from continuing operations before provision for income taxes	(44,811)	(14,509)	4,449
Provision for income taxes from continuing operations	(480)	(25,521)	(1,591)
Income (loss) from continuing operations	(45,291)	(40,030)	$2,858
Income from discontinued operations, net of tax	—	649	—
Net income (loss)	$(45,291)	$(39,381)	$2,858
Basic net income (loss) per share:
Continuing operations	$(1.55)	$(1.39)	$0.10
Discontinued operations	0.00	0.02	0.00
Total	$(1.55)	$(1.37)	$0.10
Shares used in calculating basic net income (loss) per share	29,179	28,759	28,097
Diluted net income (loss) per share:
Continuing operations	$(1.55)	$(1.39)	$0.10
Discontinued operations	0.00	0.02	0.00
Total	$(1.55)	$(1.37)	$0.10
Shares used in calculating diluted net income (loss) per share	29,179	28,759	29,015
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	(16)	8	(16)
Foreign currency translation adjustments	—	21	—
Total other comprehensive income (loss)	(16)	29	(16)
Total comprehensive income (loss)	$(45,307)	$(39,352)	$2,842
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except Shares information)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at January 1, 2015	34,225,778	$204,876	$102	$(82,806)	6,510,391	$(45,569)	$76,603
Net income				2,858			2,858
Unrealized gain (loss) on available-for-sale securities, net of taxes			(16)				(16)
Issuance of stock for ESPP purchase	45,820	367					367
Exercise of stock options, net of shares withheld for employee taxes	239,071	1,630			5,503	(69)	1,561
Release of restricted stock units and awards, including related stock compensation	334,641	3,059					3,059
Tax benefit/(deficiency) from the stock incentive plans		(228)					(228)
Stock based compensation for stock options		2,411					2,411
Balances at December 31, 2015	34,845,310	$212,115	$86	$(79,948)	6,515,894	$(45,638)	$86,615
Net loss				(39,381)			(39,381)
Unrealized gain (loss) on available-for-sale securities, net of taxes			8				8
Foreign currency translation adjustments			21				21
Repurchase of stock					105,750	(729)	(729)
Issuance of stock for ESPP purchase	45,825	307					307
Exercise of stock options, net of shares withheld for employee taxes	395,515	2,565			16,359	(177)	2,388
Release of restricted stock units and awards, including related stock compensation	268,912	2,257					2,257
Stock based compensation for stock options		3,854					3,854
Balances at December 31, 2016	35,555,562	$221,098	$115	$(119,329)	6,638,003	$(46,544)	$55,340
Net loss				(45,291)			(45,291)
Unrealized gain (loss) on available-for-sale securities, net of taxes			(16)				(16)
Repurchase of stock					48,687	(328)	(328)
Issuance of stock for ESPP purchase	48,750	328					328
Exercise of stock options, net of shares withheld for employee taxes	70,608	518			—	—	518
Release of restricted stock units and awards, including related stock compensation	275,598	2,661					2,661
Stock based compensation for stock options		3,441					3,441
Effect of change in accounting policy (1)				$(6,996)			(6,996)
Balances at December 31, 2017	35,950,518	$228,046	$99	$(171,616)	6,686,690	$(46,872)	$9,657
(1): Effect of early adoption of ASU2016-16 "Income Taxes: Topic 740, Intra-Entity Transfers of Assets Other Than Inventory" at the beginning of the first quarter of 2017. See Note 10 for detail disclosures.
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(45,291)	$(39,381)	$2,858
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	968	910	1,016
Stock-based compensation	6,102	6,111	5,470
Deferred income taxes	(32)	24,274	9,935
Loss on disposal of equipment	1	19	4
Income from discontinued operations	—	(649)	—
Changes in operating assets and liabilities:
Accounts and other receivables	576	(171)	1,814
Prepaid income taxes	—	1,998	(6,995)
Prepaid expenses and other current assets	141	(86)	(1,945)
Intangibles and other assets	(197)	(275)	(36)
Accounts payable	696	5,322	(19)
Accrued compensation and other current liabilities	(1,111)	967	3,750
Deferred revenue	(5,575)	23,090	(6,394)
Other long-term liabilities	(107)	(87)	587
Net cash provided by (used in) operating activities	(43,829)	22,042	10,045
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(23,807)	(32,813)	(44,910)
Proceeds from maturities of short-term investments	35,000	40,000	48,000
Purchases of property and equipment	(125)	(343)	(4,430)
Proceeds from discontinued operations	—	1,000	—
Net cash provided by (used in) investing activities	11,068	7,844	(1,340)
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	328	307	367
Exercise of stock options, net of shares withheld for employee taxes	518	2,388	1,561
Purchases of treasury stock	(328)	(729)	—
Net cash provided by financing activities	518	1,966	1,928
Net increase (decrease) in cash and cash equivalents	(32,243)	31,852	10,633
Cash and cash equivalents:
Beginning of year	56,865	25,013	14,380
End of year	$24,622	$56,865	$25,013
Supplemental disclosure of cash flow information:
Cash paid for taxes	$191	$(419)	$156
Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment	$—	$22	$18
Cashless option exercise under company stock plan	$—	$177	$69
Release of Restricted Stock Units and Awards under company stock plan	$2,661	$2,257	$3,059
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
Short-term Investments
The Company’s short-term investments consist primarily of U.S treasury bills with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies debt securities with readily determinable market values as “available-for-sale.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss) within stockholders’ equity.
The Company recognizes an impairment charge in the consolidated statement of operations and comprehensive loss when a decline in value is judged to be other than temporary based on the specific identification method. Other-than-temporary impairment charges may exist when the Company has the intent to sell the security, will more likely than not be required to sell the security, or does not expect to recover the principal.
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
Advertising
Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Advertising expense	$221	$102	$265
Research and Development
Research and development costs are expensed as incurred.
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
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 6 for further information regarding the Company’s stock-based compensation assumptions and expenses.
Comprehensive Income
Comprehensive income includes net income as well as other items of comprehensive income or loss. The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on short term investments, net of tax.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in accordance with U.S. GAAP and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of income taxes including uncertain tax provisions, revenue recognition, stock-based compensation, and accruals for other liabilities. Actual results may differ materially from those estimates which were made based on the best information known to management at that time.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. The Company is also subjected to a concentration of revenues given certain key licensees that contributed a significant portion of the Company's total revenue. See Note 15 for customer revenue concentration. The Company invests primarily in money market accounts and highly liquid debt instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company licenses technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company periodically evaluates potential credit losses to ensure adequate reserves are maintained, but historically the Company has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As such, the Company had zero reserves for the year ended December 31, 2017 and December 31, 2016 due to its low credit risk.
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
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09 “Stock Compensation: Scope of Modification Accounting” ("ASU 2017-09"). The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017. The Company will adopt the standard in the first quarter of fiscal 2018, but does not expect the adoption of ASU 2016-19 will have a material impact on its condensed consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19 “Technical Corrections and Improvements”. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual period beginning after December 15, 2018. The Company will adopt the standard in the first quarter of fiscal 2018, but does not expect the adoption of ASU 2016-19 will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. In September 2017, the FASB issued ASU 2017-13 "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)" ("ASU 2017-13)", which adds SEC paragraphs to the new revenue and leases sections of the Accounting Standards Codification (ASC or Codification) on the announcement the SEC Observer made at the July 20, 2017 EITF meeting, and supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. ASU2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently in the process of evaluating the impact of this standard on its consolidated financial statements but has not elected to early adopt the standard and would plan to implement the standard on January 1, 2019.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”) which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers: Deferral of the Effective Date”, which deferred the effective date of ASU 2014-09 for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08 "Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations" ("ASU 2016-08") which provides updates to revenue recognition guidance relating to considerations for reporting revenue gross versus net. In April 2016, the FASB issued ASU 2016-10 "Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which provides updates to revenue recognition guidance relating to performance obligations and accounting for licensing revenue. In May 2016, the FASB issued ASU 2016-12 "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients" ("ASU 2016-12") which provides updates to revenue recognition guidance relating to scope and practical expedients for revenue recognition. In December 2016, the FASB issued ASU 2016-20 "Technical Corrections and Improvements to Topic 606" ("ASU 2016-20") which further provides updates to certain aspects of the revenue recognition guidance. In September 2017, the FASB issued ASU 2017-13 "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)" ("ASU 2017-13)", which adds SEC paragraphs to the new revenue and leases sections of the Accounting Standards Codification (ASC or Codification) on the announcement the SEC Observer made at the July 20, 2017 EITF meeting, and supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. In November 2017, the FASB issued ASU2017-14 "Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)" ("ASU 2017-14"). ASU 2017-14 amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt the new standard as of January 1, 2018 using the modified retrospective method rather than full retrospective method.
The Company's revenue is primarily comprised of per-unit royalty revenue and fixed fee license revenue, along with less significant revenue earned from development, services, and other revenue. The expected impacts upon adoption and post-adoption for each revenue stream are as follows:
Per-unit Royalty revenue
Under current GAAP, the Company recognizes per-unit royalty revenue when royalty reports are received from its customers (typically one quarter in arrears). The Company expects a shift in the method and timing by which it recognizes per-unit royalty revenue under the new standard, as the Company will be required to estimate the amount of this revenue in the quarter when the customer sales transaction occurs. As a result, there will be variances between the estimated per-unit royalty revenue and that based on the actual sales reported by its customers. The Company will be required to adjust the estimate to reflect the actual sales upon receipt of royalty reports submitted by the licensees in the following quarter.
Upon adoption of ASU 2014-09 on January 1, 2018, the Company will recognize the per-unit royalty revenue for customer transactions that occur in the fourth quarter of 2017 as an adjustment to accumulated deficit. Based on royalty reports received for the period and the estimates for those not yet received, the Company has estimated the impact on accumulated deficit will be $5.2 million.
The Company also expects a shift in the method and timing of revenue recognition for contracts with minimum royalty arrangements. Under current GAAP, minimum royalties are recognized as revenue at the end of each reporting period (usually a calendar year) if the actual royalties reported by the customer for that reporting period are below the minimum royalty amount set forth in the contract. Under the new standard, minimum royalties are considered a fixed transaction price to which the Company will have an unconditional right once all performance obligations are satisfied. At the inception of a contract, the Company will be required to recognize all minimum royalties, since only the passage of time is required before payment of the minimum royalty is due.
The Company determined that the contract asset to be established for the unbilled minimum royalties that exist as of January 1, 2018 will be immaterial. After adoption, the Company will record its unconditional right to minimum royalties as contract asset at the inception of the contract where the license is granted to the licensee, and present any associated contract assets and contract liabilities under one contract on a net basis in the statement of financial position.
Fixed fee license revenue

In accordance with current GAAP, fixed fee license revenue historically has been recognized ratably over the term of the license agreement. Under the new standard, the Company will be required to recognize fixed fee license revenue when it satisfies its performance obligations, which typically occurs upon the transfer of rights to the Company's technology at the point in time a contract is executed, and/or the transfer of rights to technology updates and/or new technologies developed over the contract term. In certain contracts, the Company provides to its customers access to both the patent portfolio that exists as of the contract signing as well as future patents that are to be issued throughout the contract term. In consideration of ASU 2014-09, the Company has concluded that, for such arrangements, it has two separate performance obligations being (a) patents in existence when the contract is signed for which revenue will be recognized up front and (b) patents to be issued, finalized, or approved over the contract term that will be made available to customers for which revenue will be recognized over the course of the contract term.
In connection with the allocation of the transfer price between these two aforementioned performance obligations, the Company has developed a process to estimate the standalone price for each of the two performance obligations in these arrangements, considering a number of factors primarily based on the volume of the Company's patents outstanding as of the contract date as well as those which are expected to be filed and enforceable during the contract term. As of the date of this filing, the Company is in the process of finalizing this estimate and evaluating the performance of certain controls over the information used therein, and expects to complete the determination of its estimate in the first quarter of 2018.
Upon review of the potential impact of this change in accounting, the Company has determined that the majority of its deferred revenue balance as of December 31, 2017 relates to fixed fee license revenue, and expects that a substantial portion of this balance will be recorded as an adjustment to accumulated deficit on January 1, 2018 upon adoption of ASU 2014-09.
After adoption, the Company will account for and present any associated contract assets and contract liabilities under one contract on a net basis in the statement of financial position.
Development, services, and other revenue
The Company expects minimum changes on this revenue stream under the new standard. It will continue to recognize development, services, and other revenue when such service obligation is satisfied.
The Company acknowledges that the conclusions are drawn from the specific facts and circumstances pertaining to its existing contracts. With the Company’s continuous evolution of technologies and its increasing ability to demonstrate the value of its innovations to licensees, the Company will need to assess the application of ASU 2014-09 for each new contract entered after the adoption date, and determine the appropriate revenue recognition on a case-by-case, industry-by-industry basis.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of December 31, 2017 and 2016, the Company did not hold any Level 3 instruments.
The Company recorded no other than temporary impairment charges in the years ended December 31, 2017, 2016, and 2015.

Financial instruments measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 are listed in the table below:

	December 31, 2017			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$—	$21,916	$—	$21,916
Money market funds	1,117	—	—	1,117
Total assets at fair value	$1,117	$21,916	$—	$23,033
The above table excludes $23.5 million of cash held in banks.

	December 31, 2016			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Treasury securities	$—	$32,907	$—	$32,907
Money market funds	32,031	—	—	32,031
Total assets at fair value	$32,031	$32,907	$—	$64,938
The above table excludes $24.8 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s consolidated balance sheets.
Short-term Investments

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$21,939	$—	$(23)	$21,916
Total	$21,939	$—	$(23)	$21,916

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$32,914	$—	$(7)	$32,907
Total	$32,914	$—	$(7)	$32,907
The contractual maturities of the Company’s available-for-sale securities on December 31, 2017 and December 31, 2016 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the years ended December 31, 2017 and 2016.

3.   Accounts and Other Receivables

	December 31,
	2017	2016
	(In thousands)
Trade accounts receivable	$458	$1,084
Receivables from vendors and other	348	298
Accounts and other receivables	$806	$1,382

4.   Property and Equipment

	December 31,
	2017	2016
	(In thousands)
Computer equipment and purchased software	$3,206	$3,489
Machinery and equipment	834	882
Furniture and fixtures	1,274	1,290
Leasehold improvements	3,920	3,917
Total	9,234	9,578
Less accumulated depreciation	(6,084)	(5,562)
Property and equipment, net	$3,150	$4,016

5.   Other Current Liabilities

	December 31,
	2017	2016
	(In thousands)
Accrued legal	$2,202	$3,096
Income taxes payable	219	164
Other current liabilities	1,475	1,149
Total other current liabilities	$3,896	$4,409

6.   Stock-based Compensation
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

December 31,
2017
Common stock shares available for grant	3,254,051
Standard and market condition based stock options outstanding	3,550,072
Restricted stock awards outstanding	44,538
Restricted stock units outstanding	508,880
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2017, 698,133 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2017 are listed below. Shares purchased under the ESPP for the year ended December 31, 2016 were 45,825. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2017
Shares purchased under ESPP	48,750
Average price of shares purchased under ESPP	$6.74
Intrinsic value of shares purchased under ESPP	$136,000
Summary of Standard Stock Options
The following table sets forth the summary of standard stock option activity under the Company’s stock option plans for the years ended December 31, 2017, 2016, and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)
Outstanding at January 1, 2015	3,486,157	$8.30
Granted	525,840	10.15	$4.56
Exercised	(239,071)	6.82		$1,186
Forfeited	(116,425)	12.38
Expired	(59,968)	13.75
Outstanding at December 31, 2015	3,596,533	8.45
Granted	815,794	7.85	3.67
Exercised	(395,515)	6.48		918
Forfeited	(344,541)	9.05
Expired	(251,150)	8.87
Outstanding at December 31, 2016	3,421,121	8.44
Granted	489,568	8.48	3.82
Exercised	(70,608)	7.34		151
Forfeited	(361,687)	9.11
Expired	(200,403)	15.04
Outstanding at December 31, 2017	3,277,991	7.99
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding standard stock options outstanding at December 31, 2017, 2016, and 2015 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2015
Options outstanding	3,596,533	$8.45	4.23	$12.5
Options vested and expected to vest using estimated forfeiture rates	3,452,487	8.36	4.16	12.3
Options exercisable	2,252,744	7.59	3.56	9.9
December 31, 2016
Options outstanding	3,421,121	$8.44	3.99	$9.0
Options vested and expected to vest using estimated forfeiture rates	3,223,919	8.43	3.87	8.5
Options exercisable	2,131,268	8.22	3.10	6.4
December 31, 2017
Options outstanding	3,277,991	$7.99	2.88	$2.2
Options vested and expected to vest using estimated forfeiture rates	3,175,002	7.99	2.78	2.2
Options exercisable	2,633,990	7.94	2.14	2.1
Additional information regarding standard options outstanding as of December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.72 - $3.72	938	1.54	$3.72	938	$3.72
3.85 - 3.85	600,000	1.87	3.85	600,000	3.85
4.95 - 6.66	374,068	4.13	6.34	263,312	6.23
6.86 - 8.09	405,525	4.66	7.82	206,030	7.83
8.13 - 8.65	386,949	4.00	8.54	196,434	8.56
8.70 - 9.19	378,506	2.51	9.04	279,659	9.10
9.20 - 9.20	44,300	0.54	9.20	44,300	9.20
9.53 - 9.53	734,000	1.97	9.53	734,000	9.53
9.61 - 12.48	336,414	2.64	11.82	292,026	11.92
12.49 - 14.02	17,291	1.02	13.74	17,291	13.74
$3.72 - $14.02	3,277,991	2.88	$7.99	2,633,990	$7.94
Summary of Market Condition Based Stock Options
In 2014, the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be cancelled before the seven-year life of the options. The following table sets forth the summary of the market condition based option activity under the Company’s stock option plans for the years ended December 31, 2017, 2016 and 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (In thousands)
Outstanding at January 1, 2015	50,000	$11.94
Granted	150,000	8.09	3.64
Exercised	—
Forfeited	—
Expired	—
Outstanding at December 31, 2015	200,000	9.05
Granted	75,000	9.00	3.68
Exercised	—
Forfeited	(50,000)	11.94
Expired	—
Outstanding at December 31, 2016	225,000	8.39
Granted	120,830	8.65	3.12
Exercised	—
Forfeited	(73,749)	8.64
Expired	—
Outstanding at December 31, 2017	272,081	8.44
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding these market condition based stock options outstanding at December 31, 2017, 2016 and 2015 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)
December 31, 2015
Options outstanding	200,000	$9.05	5.92	$0.5
Options vested and expected to vest using estimated forfeiture rates	184,125	9.12	5.90	0.5
Options exercisable	—	—	0.00	—
December 31, 2016
Options outstanding	225,000	$8.39	5.50	$0.5
Options vested and expected to vest using estimated forfeiture rates	209,141	8.38	5.49	0.5
Options exercisable	65,625	8.09	5.17	0.2
December 31, 2017
Options outstanding	272,081	$8.44	1.91	$—
Options vested and expected to vest using estimated forfeiture rates	272,081	8.44	1.91	—
Options exercisable	272,081	8.44	1.91	—
Additional information regarding market condition based stock options outstanding as of December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.09 - $8.09	135,000	1.91	$8.09	135,000	$8.09
8.65 - 8.65	84,581	1.91	8.65	84,581	8.65
9.00 - 9.00	52,500	1.91	9.00	52,500	9.00
$8.09 - $9.00	272,081	1.91	$8.44	272,081	$8.44
Summary of Restricted Stock Units
RSU activity for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (In thousands)
Outstanding at January 1, 2015	564,891
Awarded	281,290	$8.16
Released	(299,277)		$2,626
Forfeited	(59,481)
Outstanding at December 31, 2015	487,423
Awarded	320,880	8.67
Released	(247,556)		2,118
Forfeited	(133,555)
Outstanding at December 31, 2016	427,192
Awarded	483,015	8.46
Released	(198,058)		1,991
Forfeited	(203,269)
Outstanding at December 31, 2017	508,880

Information regarding RSU’s at December 31, 2017, 2016, and 2015 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In millions)	Fair Value (In millions)
December 31, 2015
RSUs outstanding	487,423	0.90	$5.7	$5.7
RSUs vested and expected to vest using estimated forfeiture rates	414,934	0.87	4.8
December 31, 2016
RSUs outstanding	427,192	0.93	$4.5	$4.5
RSUs vested and expected to vest using estimated forfeiture rates	349,759	0.80	3.7
December 31, 2017
RSUs outstanding	508,880	1.30	3.6	$3.6
RSUs vested and expected to vest using estimated forfeiture rates	414,847	1.16	2.9
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.
Summary of Restricted Stock Awards
Restricted stock award activity for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (In thousands)
Outstanding at January 1, 2015	35,364	$10.97
Awarded	21,356	12.26
Released	(35,364)	10.97	$434
Forfeited	—
Outstanding at December 31, 2015	21,356	12.26
Awarded	77,540	6.52
Released	(21,356)	12.26	139
Forfeited	—
Outstanding at December 31, 2016	77,540	6.52
Awarded	44,538	8.65
Released	(77,540)	6.52	671
Forfeited	—
Outstanding at December 31, 2017	44,538	8.65
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
The assumptions used to value option grants under the Company’s stock plans are as follows:

	Standard Stock Options
	2017	2016	2015
Expected life (in years)	4.6	4.5	4.7
Interest rate	2.0%	1.2%	1.4%
Volatility	52%	56%	56%
Dividend yield	—%	—%	—%

	Market Condition Based Stock Options
	2017	2016	2015
Expected life (in years)	7.0	7.0	7.0
Interest rate	2.0%	1.6%	1.9%
Volatility	55%	59%	65%
Dividend yield	—%	—%	—%

	Employee Stock Purchase Plan
	2017	2016	2015
Expected life (in years)	0.5	0.5	0.5
Interest rate	0.9%	0.4%	0.1%
Volatility	48%	53%	48%
Dividend yield	—%	—%	—%
Total stock-based compensation recognized in the consolidated statements of income is as follows:

	Year Ended December 31,
	2017	2016	2015
Income Statement Classifications	(In thousands)
Sales and marketing	$1,025	$1,280	$1,116
Research and development	981	1,297	1,303
General and administrative	4,096	3,534	3,051
Total	$6,102	$6,111	$5,470
As of December 31, 2017, there was $5.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.33 years for standard options, 0.42 years for restricted stock awards and 2.36 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7.   Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are included in the table below.

	Year Ended December 31, 2017
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(In thousands)
Beginning balance	$(7)	$122	$115
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	(16)		(16)
Net current period other comprehensive income (loss)	(16)	—	(16)
Ending Balance	$(23)	$122	$99
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
During the year ended December 31, 2017, the Company repurchased 48,687 shares for $328,000 at an average cost of $6.73 net of transaction costs through open market repurchases. During the year ended December 31, 2016, the Company repurchased 105,750 shares for $729,000 at an average cost of $6.90 per share, net of transaction costs through open market repurchases. There were no stock repurchases in 2015 under this stock repurchase program. As of December 31, 2017, the program remains available with approximately $33.4 million that may yet be purchased under it.
Stockholders Right Plan
On December 26, 2017, the Board declared a dividend of one right (a “Right”) for each of the Company's issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on January 8, 2018 (the “Record Date”). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $30.00 (the “Exercise Price”), subject to certain adjustments and contingently issuable.

8. Restructuring Costs
In the fourth quarter of 2017, the Company executed a series of restructuring actions designed to sharpen the Company’s strategic focus and establish a more cost-efficient operating structure. The restructuring activities primarily focused on a reduction of the Company’s global workforce in conjunction with steps taken to:

•	Significantly reduce the Company’s presence in China and focus its efforts on Mobile OEM licensing in that region;

•	Cease its Mobile Advertising activities; and

•	Narrow its focus in the Gaming and VR/AR markets on development efforts to bolster its IP licensing model in these markets
The restructuring plan is expected to increase internal efficiencies through the consolidation of certain sites of operation and has resulted in the elimination of approximately 56 positions, or 41%, of the worldwide employee base.
For the year ended December 31, 2017, the Company recorded restructuring expenses of $1.6 million. The following table summarizes the total expenses recorded related to the 2017 restructuring activities reflected in the consolidated statements of operations by type of activity. There were no restructuring costs in 2016 and 2015.

	Twelve months ended December 31, 2017
(in Thousands)	Employee Separation Costs	Asset-Related Charges	Other	Total

Restructuring	$1,515	$22	$82	$1,620
Employee separation costs are associated with worldwide headcount reductions. Asset-related charges consist primarily of accelerated depreciation costs related to the closure of one of the Company’s offices in China. Accelerated depreciation costs represent the difference between the depreciation expense as determined using the useful life of the assets prior to the restructuring activities and the revised useful life resulting from the restructuring activities. Other expenses consist primarily of lease termination expenses related to the closure of one of the Company’s offices in China.
The following table presents a reconciliation of the restructuring reserve recorded within accrued liabilities on the Company’s consolidated balance sheet for year ended December 31, 2017:

	Twelve months ended December 31, 2017
(in Thousands)	Employee Separation Costs	Asset-Related Charges	Other	Total

Liability, beginning of period	$—	$—	$—	$—
Charges	1,515	22	82	1,620
Non-cash activity	7	(22)	(25)	(41)
Liability end of period	1,522	—	57	1,579
The Company expects to pay substantially all accrued amounts related to the 2017 restructuring activities in the first quarter of 2018.

9. Discontinued Operations

During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded a gain of discontinued operations of $187,000 at the time of the sales. Total initially negotiated consideration for the sales was $2.7 million which comprised of $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that they would recognize income from the notes receivable as proceeds were received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. In the year ended December 31, 2016, a final settlement payment of $1.0 million was received relative to these sales, resulting in a gain of $649,000 of discontinued operations, net of tax of $351,000. There were no discontinued operations during the years ended December 31, 2017 and 2015.

10. Income Taxes
Income tax provisions from continuing operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) from continuing operations before provisions for income taxes	$(44,811)	$(14,509)	$4,449
Provision for income taxes from continuing operations	(480)	(25,521)	(1,591)
Effective tax rate	(1.1)%	(175.9)%	35.8%
The 2017 provision for income tax from continuing operations resulted primarily from estimated foreign taxes and foreign withholding tax expense. The 2016 provision for income tax from continuing operations resulted primarily from the application of a full federal valuation allowance against deferred tax assets. The 2015 provision for income tax from continuing operations resulted primarily from the Company’s federal and foreign tax recognized at statutory rates, adjusted for the tax impact of non-deductible permanent items including stock-based compensation expenses and foreign withholding taxes. The 2015 provision for income tax from continuing operations also includes non-cash tax expense based on intercompany profit that resulted from the sale of certain IP rights in 2015, and also includes an increase to the valuation allowance against certain of the Company’s deferred tax assets.
In October 2016, the FASB issued ASU 2016-16 “Income Taxes: Topic 740, Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) which simplifies certain aspects of the income tax accounting for Intra-Entity Transfers of Assets. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This is an exception to the principle in ASC 740, Income Taxes, that generally requires comprehensive recognition of current and deferred income taxes. ASU 2016-16 allows a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The standard is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted only in the first interim period of 2017. The Company elected to early adopt ASU 2016-16 at the beginning of the first quarter of 2017 for the benefit of simplifying its accounting for intra-entity asset transfers. As required by the FASB in adopting the new standard, the company applied the ASU on a modified retrospective basis which resulted in a cumulative-effect adjustment to the accumulated deficit as of January 1, 2017 for the recognition of the income tax consequences of intra-entity transfers that occurred prior to January 1, 2017. As such, previously issued balance sheets have not been retrospectively adjusted. The adoption resulted in the decrease of $7.0 million in the Company’s short-term and long-term prepaid income taxes and a corresponding increase to the accumulated deficit on the Company’s condensed consolidated balance sheet as of January 1, 2017.
In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation: Topic 718” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The standard is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt ASU 2016-09 on a prospective basis beginning in the first quarter of 2017. Upon adoption, the “without” basis NOL deferred tax asset was adjusted for historical excess benefits to match the “with” basis NOL deferred tax asset, offset by the full valuation allowance. Subsequent to the adoption, all stock option activities are accounted for discretely in the quarter that occur. As a result of the adoption, the previously unrecognized US excess tax benefits of $3.5 million were recorded as a deferred tax asset which was fully offset by valuation allowance resulting in no impact to retained earnings. Additionally, due to the full valuation allowance on our federal deferred tax assets, no excess benefits have been reported discretely in the current year. As permitted by the ASU, the Company continues to use an estimated forfeiture rate in calculating stock based compensation expense.
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
The Company reported pre-tax book income or loss from continuing operations of:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic	$(23,994)	$(14,656)	$21,160
Foreign	(20,817)	147	(16,711)
Total	$(44,811)	$(14,509)	$4,449
The benefit or (provisions) for income taxes from continuing operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
United States federal	$—	$(1,649)	$(1,426)
State and local	(5)	859	(12)
Foreign	(448)	(442)	(389)
Total current	$(453)	$(1,232)	$(1,827)
Deferred:
United States federal	—	(24,261)	585
State and local	—	—	—
Foreign	(27)	(28)	(349)
Total deferred	(27)	(24,289)	236
	$(480)	$(25,521)	$(1,591)
In 2017, due to the adoption of ASU 2016-09, the Company's income tax payable was decreased by the tax benefit related to stock options. Prior to the adoption, in 2016 and 2015 the Company’s income tax payable was not decreased by the tax benefit related to stock options. In those years, the Company included only the direct tax effects of employee stock incentive plans in calculating the benefit, which was recorded to additional paid-in capital.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,394	$15,337
State income taxes	1	1
Deferred revenue	5,349	458
Research and development and other credits	11,447	11,418
Reserves and accruals recognized in different periods	3,088	5,397
Basis difference in investment	583	969
Capitalized R&D expenses	3,623	4,569
Depreciation and amortization	413	585
Deferred rent	183	306
Other	—	2
Total deferred tax assets	38,081	39,042
Valuation allowance	(37,680)	(38,683)
Net deferred tax assets	401	359
Foreign credits	(43)	(33)
Net deferred tax liabilities	(43)	(33)
Net deferred taxes	$358	$326
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. Among other changes, the new legislation decreases the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law typically are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the federal tax rate change and other tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provision estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In accordance with SAB 118, the Company recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to its results of operations. The Company estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. Additional work is necessary to complete a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.
Given the significant complexity of the Act, anticipated guidance from the Internal Revenue Service about implementing the Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, the Company’s estimates may be adjusted in future periods. Any subsequent adjustment to estimates will be recorded to current tax expense in the quarter of 2018 when the Company’s analysis is complete and the Company is able to complete its accounting for all aspects of the Tax Act.
The Company accounts for deferred taxes under ASC Topic 740, “Income Taxes” (“ASC 740”) which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2017, based on its assessment of the realizability of its deferred tax assets, the Company continued to maintain a full valuation allowance against all of its federal and state, and certain of its foreign, net deferred tax assets.
In the fourth quarter of 2016 the Company established a full valuation allowance against all of its net federal deferred tax assets. In performing its analysis, the Company considered both positive and negative evidence of the realizability of its deferred tax assets, and considered recent results of operations, scheduled reversals of deferred tax liabilities, projected future income, and available tax planning strategies. A significant piece of negative evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2016 (which arose in the Company’s fourth quarter of 2016). When performing the evaluation of the cumulative loss, the Company considered the book loss as reported, as well as permanent differences and one-time gains and losses not indicative of future business activities. The Company determined that the three-year cumulative loss constitutes negative objective evidence, limiting the Company’s ability to consider other evidence, such as the Company’s projections for future growth. As a result, the Company concluded that it would be appropriate to record a non-cash charge of $28.1 million as additional valuation allowance in the fourth quarter of 2016, thereby establishing a full valuation allowance against all of its net federal deferred tax assets. The Company continued to maintain a full valuation allowance on its state and certain of its foreign net deferred tax assets.
As of December 31, 2017, the net operating loss carryforwards for federal and state income tax purposes were approximately $51.4 million and $53.2 million, respectively. The federal net operating losses expire between 2019 and 2037 and the state net operating losses begin to expire in 2028. The Company also has net operating loss carryforwards from Ireland of $3.2 million that can be carried forward indefinitely and do not expire. As of December 31, 2017, the Company had federal and state tax credit carryforwards of approximately $10.0 million and $2.1 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2018 and 2037 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2017, the Company has Canadian research and development credit carryforwards of $1.7 million, which will expire at various dates through 2037. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2017, the Company conducted an IRC Section 382 analysis with respect to its net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of the Company’s securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.

For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a national U.S. 35% rate is applied as follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Sale of IP rights to foreign subsidiary	—%	(13.8)%	22.5%
Benefit from foreign losses	—%	—%	7.8%
Foreign withholding	(0.2)%	(1.2)%	0.5%
Stock compensation expense	(2.0)%	(6.6)%	5.8%
Meals & entertainment	—%	—%	0.1%
Foreign rate differential	(17.0)%	(1.2)%	(24.0)%
Prior year true-up items	(0.1)%	(0.3)%	1.7%
Tax reserves	(0.1)%	1.8%	3.9%
Loss on foreign share transfer	—%	—%	5.9%
Credits	0.4%	1.6%	(35.5)%
State Refunds	—%	3.8%	—%
Other	—%	(1.6)%	3.9%
2017 Tax Act impact - federal rate change	(28.7)%	—%	—%
Valuation allowance	11.6%	(193.4)%	8.2%
Effective tax rate	(1.1)%	(175.9)%	35.8%
Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries.
Although the mandatory deemed repatriation tax has removed U.S. federal taxes on distributions to the U.S., the Company continues to evaluate the expected manner of recovery to determine whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. This requires the Company to re-evaluate the existing short and long-term capital allocation its reinvestment policies in light of the 2017 Act and calculate the tax cost that is incremental to the deemed repatriation tax (e.g. foreign withholding, state income taxes) of repatriating cash to the U.S. While the provisional tax expense for the year ended December 31, 2017 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested, the Company’s plan may change upon the completion of the analysis of the impact of the 2017 Act and completion of the calculation of the incremental tax effects on the repatriation of foreign undistributed earnings. In the event the Company determines not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.
The Company was unable to determine a reasonable estimate of the tax liability, if any, under the Tax Act for its remaining outside basis difference or evaluate how the Tax Act will affect its existing accounting position to indefinitely reinvest unremitted foreign earnings. The Company will continue to apply its existing accounting under ASC 740 for this matter.”
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

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$6,232	$6,285	$1,744
Gross increases for tax positions of prior years	—	—	141
Gross decreases for federal tax rate change for tax positions of prior years	(1,670)	(22)	(15)
Gross increases for tax positions of current year	110	111	4,415
Lapse of statute of limitations	—	(142)	—
Balance at end of year	$4,672	$6,232	$6,285

The unrecognized tax benefits relate primarily to federal and state research and development credits and intercompany profit on the transfer of certain IP rights to one of the Company’s foreign subsidiaries as part of the Company’s tax reorganization described above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2017, the Company accrued interest or penalties related to uncertain tax positions in the amount of $10,000. As of December 31, 2017, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $97,000.
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

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(45,291)	$(40,030)	$2,858
Income from discontinued operations, net of tax	$—	$649	$—
Net income (loss) used in computing basic net income (loss) per share	$(45,291)	$(39,381)	$2,858
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	29,179	28,759	28,097
Dilutive potential common shares:
Stock options, ESPP, Restricted Stock and RSUs	—	—	918
Shares used in computation of diluted net income (loss) per share	29,179	28,759	29,015

Basic net income (loss) per share:
Continuing Operations	$(1.55)	$(1.39)	$0.10
Discontinued Operations	$—	$0.02	$0.00
Total	$(1.55)	$(1.37)	$0.10

Diluted net income (loss) per share:
Continuing Operations	$(1.55)	$(1.39)	$0.10
Discontinued Operations	$—	$0.02	$0.00
Total	$(1.55)	$(1.37)	$0.10
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
As of December 31, 2017 and 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the year ended

December 31, 2017 and 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2017	2016
Standard and market condition stock options outstanding	3,550,072	3,646,121
Restricted stock awards outstanding	44,538	77,540
RSUs outstanding	508,880	427,192
ESPP	14,425	17,506

12.   Employee Benefit Plan
The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be matched by the Company at its discretion. The Company matched 50% of the employee’s contribution up to $4,000 for 2017 and 25% of the employee's contribution up to $3,000 for 2016. From 2008 to 2015, the Company matched 25% of the employee's contribution up to $2,000 for every year.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Company contribution to 401 (k) plan	$259	$172	$127

13.   Commitments
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
Minimum future lease payments obligations are as follows:

Operating Leases
(In thousands)
2018	1,306
2019	943
2020	868
2021	894
2022	921
Thereafter	310
Total	$5,242
Rent expense was as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Rent expense	$1,307	$1,283	$1,291

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that Immersion reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that Immersion pay Samsung the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. The Company denies liability, and have asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The panel denied our motion and has proposed a procedural schedule with a hearing in July 2018. Immersion believes that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. Immersion intends to vigorously defend against these claims and as a result, Immersion has concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, Immersion could be required to make a payment to Samsung even though it would later be reimbursed should Immersion prevail in the appeal.
On October 16, 2017, Immersion received a letter from LG Electronics Inc. (“LGE”) requesting that Immersion reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On November 3, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. Immersion believes that there are valid defenses to the claims raised by the Korean tax authorities and that LG’s claims are without merit.  The Company intends to vigorously defend itself against these claims and as a result, has concluded that the likelihood of a material charge resulting from the claim from LG to be remote.

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
Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market was as follows:

	Years Ended December 31,
	2017	2016	2015
Mobile, Wearables, and Consumer	48%	57%	62%
Gaming Devices	31%	24%	24%
Automotive	15%	7%	7%
Medical	6%	12%	7%
Total	100%	100%	100%
Revenue by Region
The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2017	2016	2015
North America	22%	32%	28%
Europe	15%	8%	5%
Asia	63%	60%	67%
Total	100%	100%	100%
Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2017	2016	2015
Japan	39%	11%	14%
United States of America	22%	26%	27%
Korea	18%	47%	46%
Countries of which none are more than 10% in a year	21%	16%	13%
Total	100%	100%	100%
Long-lived Assets by Country
The following is a summary of long-lived assets by country. Long-lived assets include net property and equipment, intangibles, and other assets. Geographic long-lived assets as a percentage of total long-lived assets by country were as follows:

	December 31,
	2017	2016
United States of America	83%	83%
Canada	8%	8%
Rest of World	9%	9%
Total	100%	100%
Significant Customers
Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Samsung Electronics	—%	33%	32%
Customer B	20%	13%	18%
Customer C	18%	14%	14%
Customer D	11%	2%	—%
Total	49%	62%	64%
Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2017	2016	2015
Customer C	*	18%	*
Customer E	55%	*	*
Customer F	26%	46%	31%
Customer G	*	16%	*
Customer H	*	*	44%
Customer I	*	*	11%
* Represents less than 10% of the Company’s outstanding accounts and other receivables.

16.   Quarterly Results of Operations (Unaudited)
The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands, except per share data)
Revenues (1)	$6,896	$11,863	$7,030	$9,224	$9,293	$26,306	$7,864	$13,623
Gross profit	6,857	11,802	6,976	9,181	9,235	26,255	7,805	13,600
Operating income (loss)	(12,216)	(5,443)	(14,911)	(12,852)	(11,208)	10,114	(9,561)	(4,608)
Income (loss) from continuing operations before provision for taxes	(12,109)	(5,243)	(14,746)	(12,713)	(11,363)	10,778	(9,528)	(4,396)
Benefit (provision) for income taxes	(185)	(44)	(99)	(152)	(26,785)	(3,760)	3,323	1,701
Income (loss) from continuing operations	(12,294)	(5,287)	(14,845)	(12,865)	(38,148)	7,018	(6,205)	(2,695)
Net income from discontinued operations (net of tax)	—	—	—	—	—	—	649	—
Net income (loss)	(12,294)	(5,287)	(14,845)	(12,865)	(38,148)	7,018	(5,556)	(2,695)
Basic net income (loss) per share (2)
Continuing operations (2)	$(0.42)	$(0.18)	$(0.51)	$(0.44)	$(1.32)	$0.24	$(0.22)	$(0.09)
Discontinued operations (2)	—	—	—	—	—	—	0.02	—
Total (2)	(0.42)	(0.18)	(0.51)	(0.44)	(1.32)	0.24	(0.20)	(0.09)
Shares used in calculating basic net income (loss) per share	29,250	29,245	29,193	29,024	28,860	28,849	28,834	28,493
Diluted net income (loss) per share (2)
Continuing operations (2)	$(0.42)	$(0.18)	$(0.51)	$(0.44)	$(1.32)	$0.24	$(0.22)	$(0.09)
Discontinued operations (2)	—	—	—	—	—	—	0.02	—
Total (2)	(0.42)	(0.18)	(0.51)	(0.44)	(1.32)	0.24	(0.20)	(0.09)
Shares used in calculating diluted net income (loss) per share	29,250	29,245	29,193	29,024	28,860	29,298	28,834	28,493
(1) Revenue increased significantly in the third quarter of 2016 primarily related to the $19 million received from Samsung in July 2016, in exchange for Product Life Cycle Wind Down Rights.
(2) The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

17. Subsequent Events
On January 26, 2018, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Apple, Inc. (“Apple”), pursuant to which the parties have agreed to terms for resolving all of their existing disputes, and entered into a multi-year license agreement covering certain Immersion patents in exchange for cash with an option to extend the term until the expiration of the last licensed patent. The terms of the agreement are confidential.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2017, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Interim Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria.
Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2018

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
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Ownership of Our Equity Securities,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2018 annual stockholders’ meeting.
Item 11.   Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors,” “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2018 annual stockholders’ meeting.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2018 annual stockholders’ meeting.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2018 annual stockholders’ meeting.
Item 14.   Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2018 annual stockholders’ meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules
The following financial statement schedule of Immersion Corporation for the years ended December 31, 2017, 2016, and 2015 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Page
Schedule II—Valuation and Qualifying Accounts	83
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016.	8-K	000-27969	3.1	November 4, 2016
3.2	Amended and Restated Certificate of Incorporation of Immersion Corporation.	8-K	000-27969	3.1	June 2, 2017
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003
3.4	Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
4.1	Rights Agreement, dated as of December 27, 2017, between Immersion Corporation as the Company, and Computershare Trust Company, N.A. as Rights Agent	8-K	000-27969	4.1	December 27, 2017
10.1*	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361	10.2	November 5, 1999
10.2*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999
10.3*	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	2.4	October 13, 2000
10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003
10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004
10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004
10.7*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004
10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007
10.9*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007
10.10*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007
10.11*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007
10.12*	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	10.38	August 8, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13*	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	10-Q	000-27969	10.39	August 8, 2008
10.14*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008
10.15*	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	8-K	000-27969	99.01	March 4, 2009
10.16*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010
10.17*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010
10.18*	Immersion Corporation 2011 Equity Incentive Plan	8-K	000-27969	10.1	June 7, 2017
10.19*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011
10.20*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.21*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011
10.22	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011
10.23	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013
10.24	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.	10-Q	000-27969	10.1	May 6, 2014
10.25*	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).	10-Q	000-27969	10.1	August 1, 2014
10.26	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.	10-Q	000-27969	10.1	October 31, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.27	First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.28*	Offer Letter dated November 24, 2014 by and between Immersion Corporation and Mahesh Sundaram.	10-K	000-27969	10.34	February 27, 2015
10.29*	Offer Letter dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.1	September 7, 2016
10.30*	Retention and Ownership Change Agreement dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.2	September 7, 2016
10.31#	Amendment No. 4, Effective as of January 1, 2013, to the Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of July 11, 2016.	10-Q	000-27969	10.1	November 4, 2016
10.32*	Employment Agreement dated December 6, 2017 between Immersion and Carl Schlachte	8-K	000-27969	10.1	December 12, 2017
10.33	Separation Agreement dated January 2, 2018 between Immersion and Victor Viegas	8-K/A	000-27969	10.2	January 3, 2018
10.34	Separation Agreement dated December 27, 2017 between Immersion and Mahesh Sundaram	8-K/A	000-27969	10.1	January 3, 2018
10.35	Cooperation Agreement dated February 6, 2017 by and among Immersion Corporation and VIEX Opportunities Fund, LP - Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC, and Eric Singer.	8-K	000-27969	10.1	February 7, 2017
21.1	Subsidiaries of Immersion Corporation.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1+	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2+	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

#	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

*	Constitutes a management contract or compensatory plan.

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
Date: February 27, 2018

IMMERSION CORPORATION

By	/s/ NANCY ERBA
Nancy Erba
Chief Financial Officer and Principal Accounting Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Schlachte and Nancy Erba, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CARL SCHLACHTE	Interim Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Carl Schlachte

/S/ NANCY ERBA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018
Nancy Erba

/S/ JACK SALTICH	Director	February 27, 2018
Jack Saltich

/S/ DANIEL MCCURDY	Director	February 27, 2018
Daniel McCurdy

/S/ DAVID SUGISHITA	Director	February 27, 2018
David Sugishita

/S/ JOHN VESCHI	Director	February 27, 2018
John Veschi

/S/ SHARON HOLT	Director	February 27, 2018
Sharon Holt

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs (Recoveries)	Balance at End of Period
	(In thousands)
Year ended December 31, 2017
Allowance for doubtful accounts	$—			$—
Year ended December 31, 2016
Allowance for doubtful accounts	$15	$2	$17	$—
Year ended December 31, 2015
Allowance for doubtful accounts	$28	$(6)	$7	$15